Form 10QSB
period 1999-06-30
ID SYSTEMS INC
filed 1999-08-16
CIK 49615

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999


Commission File Number 1-15087

                               I.D. SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                              22-3270799
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

             90 William Street, Suite 402, New York, New York, 10038
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 677-3800
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,714,375 shares of $.01 par value common stock as of August 10, 1999.

                               I.D. SYSTEMS, INC.
                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements.

              Condensed Balance Sheets as of December 31, 1998 and
              June 30, 1999 (Unaudited) and June 30, 1999 pro forma
              (Unaudited)                                                  2

              Condensed Statements of Operations (Unaudited) for the       3
              Three Months and Six Months Ended June 30, 1998 and 1999

              Condensed Statements of Cash Flows (Unaudited) for
              the Six Months Ended June 30, 1998 and 1999                  4

              Notes to Condensed Financial Statements                      5

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.               6


PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security-Holders.         12

Item 6.       Exhibits and Reports on Form 8-K.                            12


SIGNATURES                                                                 13

EXHIBIT INDEX                                                              14

                               I.D. SYSTEMS, INC.


                            CONDENSED BALANCE SHEETS

                                                                                                                    JUNE 30,
                                                                                DECEMBER 31,       JUNE 30,           1999
                                                                                    1998             1999          PRO FORMA
                                                                                                  (UNAUDITED)     (UNAUDITED)


ASSETS
Cash and cash equivalents                                                          $1,130,000     $ 1,028,000     $ 15,515,000
Accounts receivable                                                                   741,000         788,000          788,000
Due from stockholders                                                                  23,000
Deferred taxes                                                                         67,000          67,000           67,000
Deferred contract costs                                                                               184,000          184,000
Prepaid expenses and other current assets                                              21,000          31,000           31,000
                                                                              ---------------   -------------   --------------

   Total current assets                                                             1,982,000       2,098,000       16,585,000

Fixed assets - net                                                                    117,000         161,000          161,000
Deferred registration costs                                                                           310,000
Other assets                                                                            3,000           1,000            1,000
                                                                              ---------------   -------------   --------------

                                                                                   $2,102,000     $ 2,570,000     $ 16,747,000
                                                                              ===============   =============   ==============

LIABILITIES
Accounts payable and accrued expenses                                                $329,000       $ 780,000        $ 712,000
Capital lease obligations                                                              10,000           6,000            6,000
Deferred revenue                                                                      545,000         625,000          625,000
                                                                              ---------------   -------------   --------------

   Total current liabilities                                                          884,000       1,411,000        1,343,000

Capital lease obligations                                                              16,000          14,000           14,000
Deferred rent                                                                          38,000          40,000           40,000
Notes payable - stockholders, less unamortized debt discount of
   $44,000 and $14,000                                                                156,000          80,000           80,000
                                                                              ---------------   -------------   --------------

                                                                                    1,094,000       1,545,000        1,477,000
                                                                              ---------------   -------------   --------------
STOCKHOLDERS' EQUITY
Common stock; authorized 15,000,000 shares, $.01 par value; issued and
   outstanding 3,414,000 shares and 5,714,000  shares (pro forma)                      34,000          34,000           57,000
Additional paid-in capital                                                          1,653,000       1,653,000       15,875,000
Accumulated deficit                                                                  (679,000)       (662,000)        (662,000)
                                                                              ---------------   -------------   --------------

                                                                                    1,008,000       1,025,000       15,270,000
                                                                              ---------------   -------------   --------------

                                                                                   $2,102,000     $ 2,570,000     $ 16,747,000
                                                                              ===============   =============   ==============

                        SEE NOTES TO FINANCIAL STATEMENTS



                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                                    ---------------------            --------------------
                                                                    1998             1999            1998            1999


Revenues                                                       $    512,000     $   1,494,000   $    923,000    $   2,509,000

Cost of revenues                                                    175,000           997,000        285,000        1,603,000
                                                              -------------     -------------   ------------    -------------

Gross profit                                                        337,000           497,000        638,000          906,000

Selling, general and administrative expenses                        202,000           419,000        421,000          811,000

Research and development expenses                                    19,000            56,000         24,000           56,000
                                                              -------------     -------------   ------------    -------------

Income from operations                                              116,000            22,000        193,000           39,000

Interest income                                                       5,000            13,000          8,000           28,000

Interest expense                                                     (8,000)           (7,000)       (17,000)         (35,000)
                                                              -------------     -------------   ------------    -------------

Income before taxes                                                 113,000            28,000        184,000           32,000

Income tax provision                                                 10,000            13,000         16,000           15,000

NET INCOME  HISTORICAL                                         $    103,000     $      15,000   $    168,000    $      17,000
                                                               ============     =============   ============    =============


HISTORICAL NET INCOME PER SHARE  BASIC AND DILUTED

NET INCOME  HISTORICAL                                        $    103,000                      $   168,000

PRO FORMA INCOME TAXES                                              42,000                           68,000
                                                              ------------                     ------------

PRO FORMA NET INCOME                                           $    61,000                      $   100,000
                                                              ============                     ============

PRO FORMA NET INCOME PER SHARE  BASIC AND DILUTED                     $.02               $.00          $.03             $.00
                                                                      ====               ====          ====             ====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

   BASIC INCOME PER SHARE                                        3,414,000          3,414,000      3,414,000        3,414,000

EFFECT OF POTENTIAL COMMON SHARES FROM EXERCISE OF

   OPTIONS                                                         112,000          1,045,000        112,000        1,017,000
                                                              -------------     -------------   ------------    -------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

   DILUTED INCOME PER SHARE                                      3,526,000          4,459,000      3,526,000        4,431,000
                                                               ============     =============   ============    =============


                       SEE NOTES TO FINANCIAL STATEMENTS


                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)                                                           SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                      ---------------------
                                                                                                      1998             1999
                                                                                                      ----             ----



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                    $    168,000     $      17,000

   Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation and amortization                                                                  17,000            34,000

        Amortization of debt discount                                                                   7,000            30,000

        Deferred taxes                                                                                 16,000

        Deferred rent expense                                                                          19,000             2,000

        Deferred revenue                                                                               20,000            80,000

        Changes in:

           Accounts receivable                                                                       (225,000)          (47,000)

           Inventory                                                                                   23,000

           Deferred contract costs                                                                                     (184,000)

           Prepaid expenses and other current assets                                                                    (10,000)

           Accounts payable and accrued expenses                                                       59,000           383,000
                                                                                                  ------------     -------------

              Net cash provided by operating activities                                               104,000           305,000
                                                                                                  ------------     -------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of fixed assets                                                                           (42,000)          (76,000)
                                                                                                  ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of lease obligations                                                                        (3,000)           (6,000)

   Receipt of amount due from stockholders                                                                               23,000

   Payment of notes payable  stockholders                                                                              (106,000)

   Payment of deferred registration costs                                                                              (242,000)
                                                                                                 ------------     -------------

              Net cash used in financing activities                                                    (3,000)         (331,000)
                                                                                                 ------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   59,000          (102,000)

Cash and cash equivalents  beginning of period                                                        406,000         1,130,000
                                                                                                 ------------     -------------

CASH AND CASH EQUIVALENTS END OF PERIOD                                                          $    465,000     $   1,028,000
                                                                                                 ============     =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING INFORMATION:

   Deferred registration costs accrued                                                                            $      68,000



                       SEE NOTES TO FINANCIAL STATEMENTS

                               I.D. SYSTEMS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1999



NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of June 30, 1999, and the results of its operations and cash flows for the six-month and three-month periods ended June 30, 1998 and 1999. The results of operations for the six-month and three-month periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1998 included in the Prospectus of I.D. Systems, Inc. dated June 30, 1999.


NOTE B - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares.


NOTE C - CONCENTRATION OF CUSTOMERS

One customer accounted for approximately 97% and 93% of the Company's revenues during the six-month periods ended June 30, 1998 and 1999, respectively.


NOTE D - PRO FORMA (UNAUDITED)

A pro forma balance sheet is presented to reflect the Company's initial public offering of its common stock, which closed in July 1999 and August 1999 (overallotment). The offering provided net proceeds to the Company of approximately $14,245,000 from the sale of 2,300,000 shares at $7.00 per share.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the wireless tracking industries; general economies, lower than expected customer orders or variations in customer order patterns; competitive factors, including increased competition, changes in product and service mix; and resource constraints encountered in developing new products. The forward-looking statements contained in the MD&A regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors.

We were incorporated in August 1993 and began to derive revenues from our initial line of products in March 1995. Revenues are generated from design and engineering fees as well as sales of our system. Our fees relate to the time expended and expertise involved in customizing our system to the needs of each individual customer. In the future, we intend to generate additional revenues by selling software and hardware upgrades as well as on-going maintenance and support contracts to our existing customers. We anticipate that a greater portion of future revenues will be comprised of sales of our system.

Our initial contract was entered into with the U.S. Postal Service to develop and install a pilot system in approximately 40 postal facilities in the Washington D.C. metropolitan area. In 1997, we entered into a follow-on agreement with the U.S. Postal Service which provides for the wireless monitoring and tracking of mail in approximately 300 postal facilities. The revenues expected from this agreement are approximately $6.7 million of which approximately $6 million had been recognized as of June 30, 1999. In April 1999, we entered into a contract with Federal Express Corporation and we obtained orders from other companies for an integrated tracking and monitoring system for forklift trucks and other similar vehicles. We also entered into an agreement with Avis Rent A Car System, Inc., which provides for the pilot sale of a system which automates the car rental and return process.

The U.S. Postal Service accounted for approximately 97% and 93% of our revenues during the six-month periods ended June 30, 1998 and 1999. These contracts provide for revenue relating to labor, materials and delivery of goods. Our policy is to recognize revenues when time and material charges are incurred, services are performed or goods are delivered in accordance with conditions of related contracts. Amounts billed to customers that do not meet the conditions of our revenue recognition policy are recorded as deferred revenue until such conditions are met.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                 ------------------        ----------------

                                                 1998         1999         1998        1999
                                                 ----         ----         ----        ----
Revenues                                         100.0%       100.0%       100.0%      100.0%

Cost of revenues                                  34.2         66.7         30.9        63.9
                                              --------    ---------     --------    --------
Gross profit                                      65.8         33.3         69.1        36.1

Selling, general and administrative expenses      39.5         28.1         45.6        32.3

Research and development expenses                  3.7          3.7          2.6         2.2
                                              --------    ---------     --------    --------
Income from operations                            22.6          1.5         20.9         1.6

Net interest (expense) income                     (0.6)         0.4         (1.0)       (0.3)
                                              --------    ---------     --------    --------
Income before income tax provision                22.0          1.9         19.9         1.3

Income tax expense                                 1.9          0.9          1.7         0.6
                                              --------    ---------     --------    --------
Net Income - historical                           20.1          1.0         18.2         0.7

Pro forma income taxes                             8.2            -          7.4           -
                                              ========    =========     ========    ========
Pro forma net income                              11.9%         1.0%        10.8%        0.7%
                                              ========    =========     ========    ========

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES. Revenues increased 192% to $1,494,000 in the three months ended June 30, 1999 from $512,000 in the three months ended June 30, 1998. This increase was primarily attributable to an increase in the amount of work that was performed by us under our contract with the U.S. Postal Service and work performed under a new contract with Federal Express Corporation entered in April of 1999.

COST OF REVENUES. Cost of revenues increased to $997,000 in the three months ended June 30, 1999 from $175,000 in the three months ended June 30, 1998. As a percentage of revenues, cost of revenues increased to 66.7% in the three months ended June 30, 1999 from 34.2% in the three months ended June 30, 1998. This increase was primarily attributable to an increase in the portion of revenues under the U.S. Postal Service contract attributable to materials in the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 which typically have lower margins than revenues related to labor. Gross profit increased to $497,000 in the three months ended June 30, 1999 from $337,000 in the three months ended June 30, 1998. As a percentage of revenues, gross profit decreased to 33.3% in the three months ended June 30, 1999 from 65.8% in the three months ended June 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $419,000 in the three months ended June 30, 1999 from $202,000 in the three months ended June 30, 1998. The increase was primarily attributable to an increase in salaries and recruiting fees resulting from an increase in personnel hired to accommodate our growth. As a percentage of revenues, selling, general and administrative expenses decreased to 28.1% in the three months ended June 30, 1999 from 39.5% in the three months ended June 30, 1998 due to operating efficiencies.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $56,000 in the three months ended June 30, 1999 from $19,000 in the three months ended June 30, 1998. The increase was attributable to labor costs and purchase of materials used for the enhancement of the product and development of new applications for our products, which were not related to customer projects.


NET INTEREST (EXPENSE) INCOME. Interest income increased to $13,000 in the three months ended June 30, 1999 from $5,000 in the three months ended June 30, 1998. This increase was attributable to larger average cash balances in 1999 as compared to 1998.

Interest expense was $7,000 in the three months ended June 30, 1999 as compared to $8,000 in the three months ended June 30, 1998.

INCOME TAXES. Income tax expense was $13,000 in the three months ended June 30, 1999 as compared to $10,000 in the three months ended June 30, 1998. Beginning January 1, 1999, we became subject to federal and state income taxes as a C corporation. Prior to January 1, 1999 we were an S corporation for federal and state tax purposes and were only subject to local taxes. Pro forma net income in the accompanying statements of operations include pro forma adjustments for federal and state income taxes which would have been recognized had the S corporation election not been in effect.

NET INCOME. Net income was $15,000 in the three months ended June 30, 1999 as compared to $103,000 in the three month period ended June 30, 1998. This decrease was due primarily to the reasons described above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUES. Revenues increased 172% to $2,509,000 in the six months ended June 30, 1999 from $923,000 in the six months ended June 30, 1998. This increase was primarily attributable to an increase in the amount of work that was performed by us under our contract with the United States Postal Service and work performed under a new contract with Federal Express entered in April of 1999.

COST OF REVENUES. Cost of revenues increased to $1,603,000 in the six months ended June 30, 1999 from $285,000 in the six months ended June 30, 1998. As a percentage of revenues, cost of revenues increased to 63.9% in the six months ended June 30, 1999 from 30.9% in the six months ended June 30, 1998. This increase was primarily attributable to an increase in the portion of revenues under the U.S. Postal Service contract attributable to materials in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 which typically have lower margins than revenues related to labor. Gross profit increased to $906,000 in the six months ended June 30, 1999 from $638,000 in the six months ended June 30, 1998. As a percentage of revenues, gross profit decreased to 36.1% in the six months ended June 30, 1999 from 69.1% in the six months ended June 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $811,000 in the six months ended June 30, 1999 from $421,000 in the six months ended June 30, 1998. This increase was principally due to the growth in our operations, including, an increase in salaries and recruiting fees resulting from an increase in personnel hired during the year to accommodate our growth. As a percentage of revenues, selling, general and administrative expenses decreased from 45.6% in the six months ended June 30, 1998 to 32.3% in the six months ended June 30, 1999 due to operating efficiencies.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $56,000 in the six months ended June 30, 1999 from $24,000 in the six months ended June 30, 1998. This increase was attributable to labor costs and purchase of materials used for the enhancement of the product and development of new applications for our products which were not related to customer projects

NET INTEREST (EXPENSE) INCOME. Interest income increased to $28,000 in the six months ended June 30, 1999 from $8,000 in the six months ended June 30, 1998. This increase was attributable to larger average cash balances in 1999 as compared to 1998. Interest expense was $35,000 in the six months ended June 30, 1999 as compared to $17,000 in the six months ended June 30, 1998. This increase was attributable to larger average balances of stockholder notes and capital leases in 1999 as compared to 1998.


INCOME TAXES. Income tax expense was $15,000 in the six months ended June 30, 1999 as compared to $16,000 in the six months ended June 30, 1998. Beginning January 1, 1999 we became subject to federal and state income taxes as a C corporation. Prior to January 1, 1999 we were an S corporation for federal and state tax purposes and we were only subject to local taxes. Pro forma net income in the accompanying statements of operations include pro forma adjustments for federal and state income taxes which would have been recognized had the S corporation election not been in effect.

NET INCOME. Net income decreased to $17,000 in the six months ended June 30, 1999 from $168,000 in the six months ended June 30, 1998. This decrease was due primarily to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, we had $1,028,000 of cash and cash equivalents and $687,000 of working capital as compared to $1,130,000 and $1,098,000, respectively at December 31, 1998.

Net cash provided by operating activities was $305,000 for the six months ended June 30, 1999 as compared to $104,000 for the six months ended June 30, 1998. Net cash provided by operating activities in the six months ended June 30, 1999 was primarily due to an increase in accounts payable and accrued expenses of $383,000 and an increase in deferred revenue of $80,000, partially offset by an increase in deferred contract costs of $184,000. Net cash provided by operating activities in the six months ended June 30, 1998 was primarily from net income.

Cash used in investing activities in the six months ended June 30, 1999 was $76,000 as compared to $42,000 in the six months ended June 30, 1998. The use of cash reflected capital expenditures for fixed assets.

Net cash used in financing activities was $331,000 in the six months ended June 30,1999 as compared to $3,000 in the six months ended June 30, 1998. Cash used in financing activities in the three months ended June 30, 1999 resulted primarily from a $106,000 repayment of notes payable to stockholders and payment of $242,000 of deferred registration costs.

We completed our initial public offering of our common stock, which closed in July 1999 and August 1999 (overallotment). The offering provided net proceeds to us of approximately $14,245,000 from the sale of 2,300,000 shares at $7.00 per share.

We believe our operations have not been and, in the foreseeable future, will not be materially adversely affected by inflation or changing prices.


RECENTLY ISSUED FINANCIAL STANDARDS

We believe that recently issued financial standards will not have a significant impact on our results of operations, financial position or cash flows.


YEAR 2000 RISK

Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

STATE OF READINESS

         We have made a preliminary assessment of the Year 2000 readiness of our products and operating, financial and administrative systems, including the hardware and software that comprise our system. Our assessment plan consists of:

         o assessing non-information technology such as material hardware, software and services that are both directly and indirectly related to the delivery of our system to our users;

         o assessing information technology such as operating, financial and administrative systems;

         o        assessing repair or replacement requirements;

         o        implementing repair or replacement; and

         o        creating contingency plans in the event of Year 2000 failures.

         The software which has been developed, tested and currently comprises our system and which is characterized as non-information technology systems is Year 2000 compliant. Our Year 2000 compliance process is complete with respect to systems which have been developed. We are conducting testing procedures for all other information and non-information software and systems which we are in the process of developing and which we believe might be affected by Year 2000 issues. Since third parties developed and currently support many of the operating, financial and administrative systems that we use, which are characterized as information technology systems, steps will be taken to ensure that these third-party systems are Year 2000 compliant. We will also take steps to ensure that our sub-contractors are Year 2000 compliant. We plan to confirm this compliance through a combination of the representation by these third parties of their products' Year 2000 compliance, as well as specific testing of these systems. We plan to complete this process prior to the end of the third quarter of fiscal 1999. Until such testing is completed we will not be able to completely evaluate whether our systems will need to be revised or replaced. We have the ability to use numerous third party system developers and supporters and numerous sub-contractors and our developers, supporters and sub-contractors may be replaced without a material adverse effect on our operations. Accordingly, we do not consider any particular third party relationships to be material to our operations.

 COSTS

         To date, we have incurred immaterial costs on Year 2000 compliance issues. Most of our expenses are related to, and are expected to continue to be related to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. We anticipate that our expenses shall continue to be immaterial. Such expenses, if higher than anticipated, could have a material adverse effect on our business, results of operations and financial condition.

 RISKS

         We are not currently aware of any Year 2000 compliance problems relating to our system that would have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will not discover Year 2000 compliance problems in our system that will require substantial revision. In addition there can be no assurance that third-party software, hardware or services on which our system will operate will not need to be revised or replaced, all of which could be time-consuming and expensive. Our failure to fix or replace our internally developed propriety software or third-party software, hardware or services on a timely basis could, in the worst case scenario, result in lost revenues, increased operating costs or the loss of customers and other business interruptions, such as delays in delivering products to our customers due to our sub-contractors' delay in supplying us with components, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, the failure of our customers to fix or replace their software or hardware on a timely basis could result in an indirect adverse effect on our business, financial condition and results of operation.

         We do not as of yet have a contingency plan for Year 2000 issues but plan to create one prior to the end of the third quarter of fiscal 1999 if we determine pursuant to our evaluations that such plan is necessary. We may consider contracting with other system developers, supporters and sub-contractors which are Year 2000 compliant if we determine that our existing developers, supporters and sub-contractors are not compliant.

         In addition, there can be no assurance that governmental agencies, utility companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systematic failure beyond our control such as a transportation systems, telecommunications or electrical failure, which could also prevent us from delivering our system to our customers or decrease the commercial activity of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

         27.  Financial Data Schedule

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            I.D. SYSTEMS, INC.




DATED: August 13, 1999                      By:      /s/ Kenneth S. Ehrman
                                                     ---------------------------
                                                     Kenneth S. Ehrman
                                                     President



                                            By:       /s/ Jeffrey M. Jagid
                                                     ---------------------------
                                                     Jeffrey M. Jagid
                                                     Chief Operating Officer
                                                     and General Counsel