Form 10QSB
period 1999-09-30
ID SYSTEMS INC
filed 1999-10-28
CIK 49615

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999

Commission File Number 1-15087

                               I.D. SYSTEMS, INC.
       (Exact Name of Small business Issuer as Specified in its Charter)

          Delaware                                           22-3270799
(State of Other jurisdiction of                          (I.R.S. Employer)
incorporation or organization)                        Identification Number)

            90 William Street, Suite 402, New York, New York, 10038
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 677-3800
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes X No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 5,714,375 shares of $.01 par value common stock as of October 25, 1999.

I.D. SYSTEMS, INC.

Table Of Contents

Part I. Financial Information

                                                                                                               Page
                                                                                                               ----

Item 1.
Condensed Financial Statements

   Condensed balance sheets as of December 31, 1998 and September 30, 1999 (unaudited)                            2

   Condensed statements of operations (unaudited) for the three months and nine
      months ended September 30, 1998 and 1999                                                                    3

   Condensed statements of cash flows (unaudited) for the nine months ended September 30, 1998 and
      1999                                                                                                        4

   Notes to condensed financial statements                                                                        5


Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations                             6


Part II. Other Information

Item 6.
Exhibits and Reports on Form 8-K                                                                                 11

Signatures                                                                                                       12


I.D. SYSTEMS, INC.
Condensed Balance Sheets

                                                                                December 31,                  September 30,
                                                                                    1998                            1999
                                                                              ---------------  ------------- -------------
                                                                                                                (unaudited)
ASSETS
Cash and cash equivalents                                                      $    1,130,000                 $ 14,343,000
Accounts receivable                                                                   741,000                    1,101,000
Due from stockholders                                                                  23,000
Deferred taxes                                                                         67,000                       67,000
Prepaid expenses and other current assets                                              21,000                      105,000
                                                                              ---------------                -------------

   Total current assets                                                             1,982,000                   15,616,000

Fixed assets - net                                                                    117,000                      182,000
Other assets                                                                            3,000                      102,000
                                                                              ---------------                -------------

                                                                               $    2,102,000                 $ 15,900,000
                                                                              ---------------                -------------
                                                                              ---------------                -------------
LIABILITIES
Accounts payable and accrued expenses                                          $      329,000                 $    795,000
Capital lease obligations                                                              10,000                        6,000
Deferred revenue                                                                      545,000
                                                                              ---------------                -------------

   Total current liabilities                                                          884,000                      801,000

Capital lease obligations                                                              16,000                       12,000
Deferred rent                                                                          38,000                       41,000
Notes payable - stockholders, less unamortized debt discount of
   $44,000                                                                            156,000
                                                                              ---------------                -------------

                                                                                    1,094,000                      854,000
                                                                              ---------------                -------------
STOCKHOLDERS' EQUITY
Common stock; authorized 15,000,000 shares, $.01 par value; issued and
   outstanding 3,414,000 shares and 5,714,000 shares, respectively                     34,000                       57,000
Additional paid-in capital                                                          1,653,000                   15,551,000
Accumulated deficit                                                                  (679,000)                    (562,000)
                                                                              ---------------                -------------

                                                                                    1,008,000                   15,046,000
                                                                              ---------------                -------------

                                                                               $    2,102,000                 $ 15,900,000
                                                                              ---------------                -------------
                                                                              ---------------                -------------

See notes to financial statements                                              2

I.D. SYSTEMS, INC.

Condensed Statements of Operations
(unaudited)

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,
                                                               ------------------------------   -----------------------------
                                                                    1998             1999            1998            1999
                                                               ------------     -------------   ------------    -------------
Revenues                                                       $    861,000     $   1,704,000   $  1,784,000    $   4,213,000
Cost of revenues                                                    382,000           914,000        667,000        2,517,000
                                                               ------------     -------------   ------------    -------------

Gross profit                                                        479,000           790,000      1,117,000        1,696,000
Selling, general and administrative expenses                        233,000           656,000        654,000        1,467,000
Research and development expenses                                    31,000            93,000         55,000          149,000
                                                               ------------     -------------   ------------    -------------

Income from operations                                              215,000            41,000        408,000           80,000
Interest income                                                       6,000           148,000         14,000          176,000
Interest expense                                                     (8,000)          (18,000)       (25,000)         (53,000)
                                                               ------------     -------------   ------------    -------------

Income before taxes                                                 213,000           171,000        397,000          203,000
Income tax provision                                                 19,000            71,000         35,000           86,000
                                                               ------------     -------------   ------------    -------------

Net income - historical                                        $    194,000     $     100,000   $    362,000    $     117,000
                                                               ------------     -------------   ------------    -------------
                                                               ------------     -------------   ------------    -------------
Historical net income per share - basic and diluted

Net income - historical                                        $    194,000     $    100,000    $    362,000    $    117,000

Pro forma income taxes                                               79,000                          147,000
                                                               ------------     -------------   ------------    -------------

Pro forma net income                                           $    115,000     $    100,000    $    215,000    $    117,000
                                                               ------------     -------------   ------------    -------------
                                                               ------------     -------------   ------------    -------------

Pro forma net income per share - basic                               $.03             $.02            $.06            $.03
                                                                     ----             ----            ----            ----
                                                                     ----             ----            ----            ----

Pro forma net income per share - diluted                             $.03             $.02            $.06            $.02
                                                                     ----             ----            ----            ----
                                                                     ----             ----            ----            ----

Weighted average common shares outstanding -
   basic income per share                                         3,414,000         5,600,000      3,414,000        4,150,000
Effect of potential common shares from exercise of
   options                                                          112,000         1,049,000        112,000        1,030,000
                                                               ------------     -------------   ------------    -------------

Weighted average common shares outstanding -
   diluted income per share                                       3,526,000         6,649,000      3,526,000        5,180,000
                                                               ------------     -------------   ------------    -------------
                                                               ------------     -------------   ------------    -------------


See notes to financial statements                                              3

I.D. SYSTEMS, INC.

Condensed Statements of Cash Flows
(unaudited)

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                 -------------------------------
                                                                                                      1998             1999
                                                                                                 -------------    --------------
Cash flows from operating activities:
   Net income                                                                                    $    362,000     $     117,000
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                                  25,000            36,000
        Amortization of debt discount                                                                  11,000            44,000
        Deferred taxes                                                                                 35,000
        Deferred rent expense                                                                          29,000             3,000
        Deferred revenue                                                                               90,000          (545,000)
        Changes in:
           Accounts receivable                                                                       (610,000)         (360,000)
           Inventory                                                                                   33,000
           Prepaid expenses and other assets                                                                           (186,000)
           Accounts payable and accrued expenses                                                       69,000           466,000
                                                                                                 -------------    --------------

              Net cash provided by (used in) operating activities                                      44,000          (425,000)
                                                                                                 -------------    --------------


Cash flows from investing activities:
   Purchase of fixed assets                                                                           (62,000)          (98,000)
                                                                                                 -------------    --------------
Cash flows from financing activities:
   Payment of lease obligations                                                                        (5,000)           (8,000)
   Receipt of amount due from stockholders                                                                               23,000
   Payment of notes payable - stockholders                                                                             (200,000)
   Proceeds from initial public offering - net                                                                       13,921,000
                                                                                                 -------------    --------------

              Net cash (used in) provided by financing activities                                      (5,000)       13,736,000
                                                                                                 -------------    --------------

Net (decrease) increase in cash and cash equivalents                                                  (23,000)       13,213,000
Cash and cash equivalents - beginning of period                                                       406,000         1,130,000
                                                                                                 -------------    --------------

Cash and cash equivalents - end of period                                                        $    383,000     $  14,343,000
                                                                                                 -------------    --------------
                                                                                                 -------------    --------------

See notes to financial statements                                              4

I.D. SYSTEMS, INC.

Notes to Condensed Financial Statements
September 30, 1999



NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of September 30, 1999, the results of its operations for the three-month and nine-month periods ended September 30, 1998 and 1999 and cash flows for the nine-month periods ended September 30, 1998 and 1999. The results of operations for the nine-month and three-month periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1998 included in the Prospectus of I.D. Systems, Inc. dated June 30, 1999.

NOTE B - NET INCOME PER SHARE OF COMMON STOCK

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares.


NOTE C - CONCENTRATION OF CUSTOMERS

One customer accounted for approximately 98% and 73% of the Company's revenues during the three-month periods ended September 30, 1998 and 1999, respectively. The same customer accounted for approximately 98% and 85% of the Company's revenues during the nine-month periods ended September 30, 1998 and 1999, respectively.


NOTE D - INCOME TAXES

Beginning January 1, 1999, the Company became subject to federal and state income taxes as a C corporation. Prior to January 1, 1999 the Company was an S corporation for federal and state tax purposes and was only subject to local taxes. Pro forma net income in the accompanying statements of operations include pro-forma adjustments for federal and state income taxes which would have been recognized had the S corporation election not been in effect.


NOTE E - INITIAL PUBLIC OFFERING

The Company issued and sold 2,300,000 shares of its common stock at $7.00 per share in an initial public offering. The offering provided net proceeds to the Company of approximately $13,921,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the financial condition and results of operations of I.D. Systems should be read in conjunction with I.D. Systems' financial statements and notes thereto appearing elsewhere herein.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the wireless tracking industries; general economic conditions, lower than expected customer orders or variations in customer order patterns; competitive factors, including increased competition, changes in product and service mix; and resource constraints encountered in developing new products. The forward-looking statements contained in the MD&A regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors.

We were incorporated in August 1993 and began to derive revenues from our initial line of products in March 1995. Revenues are generated from design and engineering fees as well as sales of our system. Our revenues relate to the time expended and expertise involved in customizing our system to the needs of each individual customer and related material costs. In the future, we intend to generate additional revenues by selling software and hardware upgrades as well as on-going maintenance and support contracts to our existing customers. We anticipate that a greater portion of future revenues will be comprised of sales of our system.

Our initial contract was entered into with the U.S. Postal Service to develop and install a pilot system in approximately 40 postal facilities in the Washington D.C. metropolitan area. In 1997, we entered into a $6.7 million follow-on agreement with the U.S. Postal Service which provides for the wireless monitoring and tracking of mail in approximately 300 postal facilities. During September 1999 we received an $875,000 increase to that agreement. During 1999, we entered into contracts with Federal Express Corporation, Ford Motor Co., Hallmark Cards, Dana Commercial Credit Corporation and other companies for integrated tracking and monitoring systems for forklift trucks and other similar vehicles. We also entered into an agreement with Avis Rent A Car System, Inc. "Avis", which provides for the pilot sale of a system which automates the car rental and return process. The pilot program was completed on July 31, 1999 and Avis is currently evaluating the results of the pilot program.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                                    Three Months Ended       Nine Months Ended
                                                                      September 30,            September 30,
                                                                 ---------------------     ---------------------
                                                                    1998         1999         1998        1999
                                                                 ---------   ---------     ---------   ---------
Revenues                                                            100.0%       100.0%       100.0%      100.0%
Cost of revenues                                                     44.4         53.6         37.4        59.7
                                                                 ---------   ---------     ---------   ---------

Gross profit                                                         55.6         46.4         62.6        40.3
Selling, general and administrative expenses                         27.1         38.5         36.6        34.8
Research and development expenses                                     3.6          5.5          3.1         3.5
                                                                 ---------   ---------     ---------   ---------

Income from operations                                               24.9          2.4         22.9         2.0
Net interest (expense) income                                        (0.1)         7.6         (0.6)        2.9
                                                                 ---------   ---------     ---------   ---------

Income before income tax provision                                   24.8         10.0         22.3         4.9
Income tax expense                                                    2.2          4.1          2.0         2.1
                                                                 ---------   ---------     ---------   ---------

Net income - historical                                              22.6          5.9         20.3         2.8
Pro forma income taxes                                                9.2          -            8.2         -
                                                                 ---------   ---------     ---------   ---------

Net income                                                           13.4%         5.9%        12.1%        2.8%
                                                                 ---------   ---------     ---------   ---------
                                                                 ---------   ---------     ---------   ---------

                                                                               6

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. Revenues increased 98% to $1,704,000 in the three months ended September 30, 1999 from $861,000 in the three months ended September 30, 1998. This increase was attributable to an increase in the amount of work performed by us under our contracts with the U.S. Postal Service, Federal Express Corporation, Ford Motor Co., Avis Rent A Car System, Inc. and Hallmark Cards.

COST OF REVENUES. Cost of revenues increased to $914,000 in the three months ended September 30, 1999 from $382,000 in the three months ended September 30, 1998. As a percentage of revenues, cost of revenues increased to 53.6% in the three months ended September 30, 1999 from 44.4% in the three months ended September 30, 1998. This increase was primarily attributable to an increase in the portion of revenues under the United States Postal Service contract attributable to materials in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998, which under this contract have lower margins than revenues related to labor. Gross profit increased to $790,000 in the three months ended September 30, 1999 from $479,000 in the three months ended September 30, 1998. As a percentage of revenues, gross profit decreased to 46.4% in the three months ended September 30, 1999 from 55.6% in the three months ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $656,000 in the three months ended September 30, 1999 from $233,000 in the three months ended September 30, 1998. The increase was attributable to an increase in salaries and recruiting fees resulting from an increase in personnel hired to accommodate our growth. As a percentage of revenues, selling, general and administrative expenses increased to 38.5% in the three months ended September 30, 1999 from 27.1% in the three months ended September 30, 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $93,000 in the three months ended September 30, 1999 from $31,000 in the three months ended September 30, 1998. This increase was attributable to increased research and development costs related to developing new applications for our products. As a percentage of revenues, research and development expenses increased to 5.5% in the three months ended September 30, 1999 from 3.6% in the three months ended September 30, 1998.

NET INTEREST (EXPENSE) INCOME. Interest income was $148,000 in the three months ended September 30, 1999 as compared to $6,000 in the three months ended September 30, 1998. This increase was attributable to larger average cash balances in 1999 as compared to 1998 as we received the proceeds from our initial public offering in July and August of 1999.

Interest expense was $18,000 in the three months ended September 30, 1999 as compared to $8,000 in the three months ended September 30, 1998. This increase is attributable to accelerated amortization of the debt discount due to the repayment of stockholder loans.

INCOME TAXES. Income tax expense was $71,000 in the three months ended September 30, 1999 as compared to $19,000 in the three months ended September 30, 1998. Beginning January 1, 1999, we became subject to federal and state income taxes as a C corporation. Prior to January 1, 1999 we were an S corporation for federal and state tax purposes and were only subject to local taxes. Pro forma net income for the three months ended September 30, 1998 reflects $79,000 of federal and state income taxes which would have been recognized had the S corporation election not been in effect.

NET INCOME. Net income was $100,000 in the three months ended September 30, 1999 as compared to pro forma net income of $115,000 in the three month period ended September 30, 1998. This decrease was due primarily to the reasons described above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. Revenues increased 136% to $4,213,000 in the nine months ended September 30, 1999 from $1,784,000 in the nine months ended September 30, 1998. This increase was attributable to an increase in the amount of work that was performed by us under our contracts with the United States Postal Service, Federal Express Corporation, Ford Motor Co., Avis Rent A Car Systems, Inc.
and Hallmark Cards.

COST OF REVENUES. Cost of revenues increased to $2,517,000 in the nine months ended September 30, 1999 from $667,000 in the nine months ended September 30, 1998. As a percentage of revenues, cost of revenues increased to 59.7% in the nine months ended September 30, 1999 from 37.4% in the nine months ended September 30, 1998. This increase was primarily attributable to an increase in the portion of revenues under the United States Postal Service contract attributable to materials in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 which under this contract have lower margins than revenues related to labor. Gross profit increased to $1,696,000 in the nine months ended September 30, 1999 from $1,117,000 in the nine months ended September 30, 1998. As a percentage of revenues, gross profit decreased to 40.3% in the nine months ended September 30, 1999 from 62.6% in the nine months ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $1,467,000 in the nine months ended September 30, 1999 from $654,000 in the nine months ended September 30, 1998. This increase is principally due to the growth in our operations, including an increase in salaries and recruiting fees resulting from an increase in personnel hired during the year to accommodate our growth. As a percentage of revenues, selling, general and administrative expenses decreased from 36.6% in the nine months ended September 30, 1998 to 34.8% in the nine months ended September 30, 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $149,000 in the nine months ended September 30, 1999 from $55,000 in the nine months ended September 30, 1998. This increase was attributable to increased research and development costs related to developing new applications for our products. As a percentage of revenues, research and development expenses increased to 3.5% in the nine months ended September 30, 1999 from 3.1% during the nine months ended September 30, 1998.

NET INTEREST (EXPENSE) INCOME. Interest income was $176,000 in the nine months ended September 30, 1999 as compared to $14,000 in the nine months ended September 30, 1998. This increase was attributable to larger average cash balances in 1999 as compared to 1998 as we received the proceeds from our initial public offering in July and August of 1999.

Interest expense was $53,000 in the nine months ended September 30, 1999 as compared to $25,000 in the nine months ended September 30, 1998. This increase is attributable to accelerated amortization of the debt discount due to the repayment of stockholder loans.

INCOME TAXES. Income tax expense was $86,000 in the nine months ended September 30, 1999 as compared to $35,000 in the nine months ended September 30, 1998. Beginning January 1, 1999 we became subject to federal and state income taxes as a C corporation. Prior to January 1, 1999 we were an S corporation for federal and state tax purposes and we were only subject to local taxes. Pro forma net income for the nine-months ended September 30, 1998 reflects $147,000 of federal and state income taxes which would have been recognized had the S corporation election not been in effect.

NET INCOME. Net income decreased to $117,000 in the nine months ended September 30, 1999 from pro forma net income of $215,000 in the nine months ended September 30, 1998. This decrease was due primarily to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, we had $14,343,000 of cash and cash equivalents and $14,815,000 of working capital as compared to $1,130,000 and $1,098,000, respectively at December 31, 1998.

Net cash used in operating activities was $425,000 for the nine months ended September 30, 1999 as compared to net cash provided by operating activities of $44,000 for the nine months ended September 30, 1998. Net cash used in operating activities in the nine months ended September 30, 1999 was primarily due to an increase in accounts receivable of $360,000, an increase in prepaid expenses and other assets of $186,000 and a decrease in deferred revenue of $545,000, partially offset by an increase in accounts payable and accrued expenses of $466,000 and net income of $117,000. Net cash provided by operating activities for the nine months ended September 30, 1998 was from net income of $362,000 and various adjustments to reconcile net income to net cash provided operating activities, partially offset by an increase in accounts receivable of $610,000.

Cash used in investing activities in the nine months ended September 30, 1999 was $98,000 as compared to $62,000 in the nine months ended September 30, 1998. The use of cash reflected capital expenditures for fixed assets.

Net cash provided by financing activities was $13,736,000 for the nine months ended September 30,1999 as compared to net cash used in financing activities of $5,000 for the nine months ended September 30, 1998. Cash provided by financing activities in the nine months ended September 30, 1999 resulted primarily from $13,921,000 of net proceeds received from our initial public offering in July and August of 1999 partially offset by a $200,000 repayment of notes payable to stockholders.

The Company completed its initial public offering of its common stock, which closed in July 1999 and August 1999 (overallotment). The offering provided net proceeds to the Company of approximately $13,921,000 from the sale of 2,300,000 shares at $7.00 per share.

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


STATE OF READINESS

We completed our assessment of the Year 2000 readiness of our products and operating, financial and administrative systems, including the hardware and software that comprise our system. Our assessment plan consisted of:

         - assessing non-information technology such as material hardware, software and services that are both directly and indirectly related to the delivery of our system to our users;

         - assessing information technology such as operating, financial and administrative systems;

         -        assessing repair or replacement requirements;

         -        implementing repair or replacement; and

         -        creating contingency plans in the event of Year 2000 failures.

We have tested the software systems which we have developed or are developing and which we market and we have determined that such software is year 2000 compliant. Our "information technology systems", such as accounting, financial and administrative software is supplied by various third parties and could be easily replaced if necessary. We have received certification and in some cases also tested such software and determined that it is also year 2000 compliant. We use various third party contractors to supply our various needs for materials and services. We believe that there are numerous alternate suppliers for all the materials and services which we purchase from third parties. Accordingly we do not consider any particular third party relationship to be material to our operations. We have, however, received certification from our third party suppliers that they are year 2000 compliant.

COSTS

To date, we have incurred immaterial costs on Year 2000 compliance issues. Most of our expenses are related to the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. We anticipate that these expenses shall continue to be immaterial. Such expenses, if higher than anticipated, could have a material adverse effect on our business, results of operations and financial condition.

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

         No reports on Form 8-K were filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               I.D. SYSTEMS, INC.

DATED: October 25, 1999        By:      /s/ Kenneth S. Ehrman
                                        ---------------------------------------
                                        Kenneth S. Ehrman
                                        President(Principal Executive Officer)


DATED: October 25, 1999        By:      /s/ Ned Mavrommatis
                                        ---------------------------------------
                                        Ned Mavrommatis
                                        Chief Financial Officer(Principal
                                        Accounting Officer)