Form 10KSB
period 1999-12-31
ID SYSTEMS INC
filed 2000-03-29
CIK 49615

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                       Commission file number: 1-15087
December 31, 1999

                               I.D. SYSTEMS, INC.
                 (Name of small business issuer in its charter)

           Delaware                                            22-3270799
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)

One University Plaza, Hackensack, New Jersey                       07601
(Address of Principal Executive Offices)                         (Zip Code)

         Issuer's telephone number, including area code: (201) 670-9000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes _X_   No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

State issuer's revenues for its most recent fiscal year = $5,555,000

The aggregate market value of the Common Stock held by nonaffiliates of the Issuer was approximately $42,500,000 based upon the last sales price of such stock on March 27, 2000, as disclosed on The NASDAQ Small Cap Market (IDSY).


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS


PART I

   Item 1.  Description of Business..........................................1
   Item 2.  Description of Properties.......................................10
   Item 3.  Legal Proceedings ..............................................11
   Item 4.  Submission of Matters to a Vote of Security Holders.............11

PART II

   Item 5.  Market For the Registrant's Common Equity and
             Related Stockholder Matters....................................12
   Item 6.  Management's Discussion and Analysis............................12
   Item 7.  Financial Statements............................................18
   Item 8.  Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure...........................35

PART III

   Item 9.    Directors and Executive Officers of the Registrant............36
   Item 10.  Executive Compensation.........................................38
   Item 11.  Security Ownership of Certain Beneficial Owners
              and Management................................................40
   Item 12.  Certain Relationships and Related Transactions.................42
   Item 13.  Exhibits, List and Reports on Form 8-K.........................43

Exhibit Index ..............................................................46

                                     PART I

Item 1.  Description of Business

     I.D. Systems, Inc. is a leading provider of wireless solutions which designs, develops, and produces innovative wireless monitoring and tracking solutions that utilize its patented radio frequency-based system and Internet-based data management technology. The Company's products are designed to enable users to improve operating efficiencies, reduce costs, and increase profits. Its principal customers include DaimlerChrysler Corporation, Dana Commercial Credit Corporation a wholly owned subsidiary of Dana Corporation, Federal Express Corporation, Ford Motor Company, General Motor Corporation, Hallmark Cards, Inc., QVC Inc., Union Pacific Railroad a subsidiary of Union Pacific Corporation and the United States Postal Service.

Industry Overview

     Growth of the Automatic Data Collection Market

     The Company's products are targeted to the automatic data collection market. That is, companies that use bar-coding equipment to electronically identify and track objects. Bar-coding technology poses numerous limitations including line-of-sight-only capability, required human intervention and inability to monitor and control the item to which a bar-code is affixed.

     Conventional Radio Frequency Identification Systems

     Radio frequency identification has been developed to address the problems presented by bar-coding technology. The basic components of any radio frequency identification system are tags and readers. Each tag contains a miniature receiver/transmitter and an antenna, controlled by a computer chip. The reader is a more sophisticated microprocessor controlled transmitter and receiver. Tags typically contain information uniquely identifying the persons or objects to which they are attached. Tags transmit data to a central computer, which decides on a subsequent course of action, including opening a door, sounding an alarm, debiting an account, sending routing instructions or similar activities.

     Radio frequency has many advantages over bar-coding systems, including greater range and accuracy, reduced line-of-sight requirements, rapid identification, and resistance to environmental influences such as dirt, rain and extreme temperatures. Frost & Sullivan has reported that, in 1985, revenues in the United States for the radio frequency identification portion of the automatic data collection market were $7.5 million. According to Venture Development Corp., in 1997, total global revenues reached $540 million and are expected to grow to $1.6 billion by 2002.

     Current radio frequency identification products are typically divided into two categories: read-only systems and read-write systems.

     o Read-Only Systems. Read-only products were the first wireless automatic identification products and were designed to, in certain circumstances, replace bar-code technology. By using wireless identification tags, these products reduce line-of-sight reading requirements, increase the amount of data that can be transferred and allow for accurate readings in harsh environments and on moving objects. These systems read, store, and maintain such information in a database in a centralized computer. The Company believes that read-only systems have not gained widespread acceptance because of the large costs associated with their use as compared to the benefits they provide.

     o Read-Write Systems. Read-write systems were developed in order to solve some of the limitations presented by read-only systems. Read-write products store specific information directly on the tags, eliminating the need to access a database in a centralized computer. However, a central controlling computer or mainframe is needed to interpret the information received from the tags and manage the decisions based on that information. The continued need for central computer control results in systems that are relatively expensive.

I.D. Systems Solution and Benefits

     The Company has improved the conventional read-write system by providing processing power, memory and data storage into its asset communicators, or tags, and system monitors, or readers. As a result, the Company's system (the "ID System") does not require a controlling central or mainframe computer to perform data communication and analysis functions. This distinguishes the ID System from competing systems.

     The benefits and advantages of the ID System include the following:

     o Increased Flexibility. The ID System is capable of meeting each customer's requirements through low-cost customization. Due to the ID System's flexibility, the Company can readily market the system to a diverse number of industries by modifying the system software, as well as the size and shape of its devices.

     o Low Cost. By providing processing power and memory into the system components, the Company eliminates the need for customers to purchase and install a dedicated central or mainframe computer and associated software and required communication links. As a result, the Company believes that its system costs substantially less than competitive systems.

     o Highly Reliable. The ID System eliminates system-wide failures that result from "crashing" at the mainframe central station, or broken communication links between a network of conventional readers and the central controlling computer.

     o Highly Functional. By providing computer capabilities into the asset communicators and system monitors, the ID System can monitor, track and control the object to which the system is attached, as well as control various peripheral devices, such as magnetic card readers, displays, and keypads.

Strategy

     The Company's objective is to be the leading provider of wireless solutions. Key elements of the Company's strategy are as follows:

     Expand Product Capabilities and Applications. The Company intends to continue to expand the ID System's capabilities and applications. The Company believes that the fundamental architecture of the ID System can be customized to support additional features and functions which will broaden the Company's customer base. As part of this strategy, the Company has devoted and will continue to commit significant resources to develop Application Specific Integrated Circuits that decreases the size of the Company's asset communicators as well as increase the functionality of the system.

     Strengthen Sales and Marketing Efforts. The Company intends to capitalize on the growth in demand for automatic identification by continuing to market and support its products and services. The Company also plans to strengthen its marketing, sales and customer support efforts, including internet advertising, as the size of its market opportunity and customer base increases. The Company will continue to target large corporations and government agencies, as well as develop strategic relationships with system integrators and distributors in each of its target markets. The Company will also continue to form strategic relationships with partners that have the potential to rapidly accelerate its sales growth in its target markets.

     Develop Additional Revenue Sources. The Company intends to generate significant revenues beyond the initial sale and installation of its base systems. It expects to sell software and hardware upgrades, as well as ongoing maintenance and support contracts to its existing customers.

The Company's System

     The main components of the ID System is miniature computers called asset communicators that attach to the objects being tracked or monitored. Each asset communicator has its own unique identification code. Once attached to its assigned item, an asset communicator provides for the two-way transfer of information using radio transmissions to and from strategically-located monitoring devices called system monitors. The two-way communication is accomplished without a central or controlling mainframe computer network. The Company's asset communicators can be tailored to fit the dimension and functions of various objects. This flexibility allows the ID System to be used in a wide variety of applications. The Company has obtained a patent for the ID System's architecture.

     The ID System includes operating system software that runs on an existing mainframe or personal computer to allow the system user to collect, manipulate and display data from system monitors and asset communicators. This software also enables data to be exchanged between existing computer databases and the system monitor network. Customers with multiple facilities can access the data for each facility over the Internet.

     The Company believes that one of the more significant features of the ID System is that the asset communicator is a mini-computer, capable of being programmed. Similar to a personal computer, the software can be customized for several different applications by changing its program. For example, the United States Postal Service may elect to use the same asset communicator and system monitor hardware to track mail as Federal Express does to track vehicles. The difference lies in the software that controls when, how, what and to whom each asset communicator communicates, including storage and analysis. Each asset communicator and system monitor is capable of controlling other devices such as keypads, displays, locks, or thermometers. This flexibility will allow the Company's products to meet the requirements of a wide range of markets while minimizing additional hardware design and development costs.

Initial Target Markets

     The Company intends to emphasize the ID System's ability to adapt to the individual needs of customers in a broad range of industries and applications. By modifying its software without modifying the core technology, the Company can easily and cost-effectively customize the system for a wide variety of uses. Initially, the Company will target the following market segments:

     o    shipping and delivery companies;

     o    companies with fleets of forklift trucks and other similar vehicles;

     o    car rental companies; and

     o    railroad and transportation companies.

     Shipping and Delivery Companies

     The ID System can be used by postal services and private sector shipping companies to track packages as they travel through key points in distribution centers. In these facilities, the system can be used to:

     o    analyze the speed and efficiency of package handling operations;

     o    identify bottlenecks in package handling operations;

     o    indicate where packages become misrouted; and

     o    locate misrouted packages.

     The United States Postal Service inserts the Company's asset communicators into standard business envelopes which are tracked by system monitors throughout the mail collection and distribution process. The United States Postal Service uses the data collected by the system to analyze performance and highlight problem areas in the processing of mail.

     Companies with Fleets of Forklifts and Other Similar Vehicles

     A wide variety of businesses can use the ID System to manage and monitor fleet operations, such as forklift trucks and other similar vehicles in order to become more efficient and provide security.

     During a work shift, the system continually monitors and tracks each vehicle. The system:

     continually updates each vehicle's location;

     enables real-time, two-way communication with individual vehicle operators;

     provides maintenance schedules;

     warns of mechanical problems;

     tracks each vehicle's use, including engine hours, battery charge, time spent in motion and time spent idle;

     requires an operator to enter a PIN authorization code or swipe a security card to secure the vehicle; and

     requires the operator to complete an Occupational Safety and Health Administration checklist.

     The ID System provides benefits after the shift has completed. The system can provide an evaluation of vehicle condition after the trip is completed, log the operator off the vehicle without paperwork or direct human supervision, and shut off the vehicle automatically. A manager can evaluate data in real-time or study historical information stored in the system's databases.

     The Company has received orders from the DaimlerChrysler Corporation, Dana Commercial Credit Corporation ("DCC"), Federal Express Corporation, Ford Motor Company, General Motor Corporation, Hallmark Cards, Inc., QVC Inc. and various United States Postal Bulk Mail Centers to monitor certain of their forklift trucks and other similar vehicles. The Company has also entered into a joint marketing agreement with DCC, one of the largest industrial fleet leasing and management companies in the United States. Under the agreement, DCC will exclusively promote the Company's wireless fleet management systems to its customers in North America. DCC will also actively market the ID System through its existing distribution channels, which include a direct sales force and a network of several hundred industrial equipment dealers. Under the agreement, the Company granted DCC an exclusive option to provide financial services to any customer who finances its acquisition of the

Company's  products.   The  Company  will  also  assist  DCC  in  developing  an
Internet-based data collection and distribution system for tracking and managing fleets of industrial vehicles.

     Car Rental Companies

     Car rental companies can use the ID System for security, inventory control, and value added services, as well as to improve overall operations. By attaching asset communicators to rental cars, car rental companies can obtain real-time information regarding all available rental cars at any site. This information may include:

     number of available rental cars;

     vehicle identification numbers, make, model and year;

     fuel level and mileage;

     service and maintenance history; and

     rental history.

     The ID System also provides car rental companies with an automated and efficient vehicle check-in and checkout process. The Company believe that car rental companies desire to offer value added services and that the ID System provides competitive advantages to them. Since the ID System is fully automated, the Company believes that it offers a major reduction in the time and inconvenience typically associated with the pick-up and return of a rental car. Also, the system offers rental car companies the opportunity to reduce their staffs because the Company believes that fewer service representatives will be required at each location at which the system is installed. The Company has entered into an agreement with Avis Rent A Car System, Inc. which provides for the pilot sale of a system which automates the car rental and return process. The pilot program was completed during 1999 and Avis is currently evaluating the results.

     Railcar and transportation companies

     Conventional radio frequency identification tags used in this industry are typical tags that are "read-only." With the ID System, railcars communicate vital data (order of the train, status of contents, geographical location, etc.) utilizing a combination of radio frequency, cellular or satellite link and the Internet. The Company's customers will be able to view and analyze data remotely
- and in real time - using the ID System's web-based reporting tools and on-line graphical route maps. The ID System is unique because it communicates data from the entire train of railcars with just one cellular or satellite link. Compared to railcar-tracking systems that rely on satellite transmitters on every railcar, the Company's approach can save millions of dollars in ongoing satellite communications charges. This approach also provides significantly more information than the railroads' existing railcar-tracking system which cannot provide data in real time as it relies on only about 1,200 "reader" sites throughout the United States. As a result, the Company believes that the railcar and container industry will benefit from the advantages of a wireless monitoring and tracking system. The Company believe that the ID System will allow users in this industry to:

     cost-effectively locate specific railcars and containers anywhere in the world;

     monitor a railcar and containers' environment and pressure;

     keep an accurate inventory of containers at each depot;

     prevent theft, misuse or accidental use of containers as they arrive;

     ensure that railcars and containers are inspected on schedule; and

     keep an accurate history of the use of each railcar and container.

     The Company was awarded an initial pilot program by Union Pacific  Railroad
(UP), to monitor trains using the ID System. The ID System will provide UP and one of its customers, FMC Corporation, with real-time location and status of railcars. The Company has also entered into a strategic teaming agreement with GE Harris Railway Electronics, L.L.C., the leading provider of electronics, communications and train control technology for the global railroad industry. Under the agreement, the Company and GE Harris will collaborate to develop applications and opportunities in the railroad industry that integrate the Company's technology and GE Harris technology.

Customers

     The Company's customers include DaimlerChrysler Corporation, Dana Commercial Credit Corporation, a wholly owned subsidiary of Dana Corporation, Federal Express Corporation, Ford Motor Company, General Motors Corporation, Hallmark Cards, Inc., QVC Inc., Union Pacific Railroad, a subsidiary of Union Pacific Corporation and the United States Postal Service.

     During the year ended December 31, 1998 the United States Postal Service accounted for 95% of the Company's revenue. During the year ended December 31, 1999 that number decreased to 70% as the Company continued to diversify its revenue sources.

Sales and Marketing

     The Company's sales force consists of employees who market the system directly to large corporations and government agencies and by attending trade shows.

     In April 1999, the Company was awarded a United States General Services Administration contract which enables any government agency to purchase the Company's products on an off-the-shelf basis, without competitive bidding, for a period of five years. The Company believes that this contract provides significant sales opportunities with other government agencies.

     The Company plans to add features to its website to introduce prospective customers to the ID System and its benefits. Visitors to the Company's website will be able to compare their vehicle performance to industry averages, "test drive" the system, and forecast their potential return on an investment in the system. The Company intends to increase traffic on its website by advertising on other strategic websites.

Manufacturing

     The software and hardware components of the Company's products are designed, integrated and tested at the Company's facilities. The Company also manufactures initial prototypes at its facilities. The Company has entered into arrangements with two subcontractors to produce products. The Company does not invest in the costly production equipment, employees and facilities that would be required if it were to manufacture the products in high volume. The Company has not, however, entered into an agreement providing for a long-term commitment with these subcontractors to manufacture products.

Research and Development

     The Company believes that its current products can be readily adapted for use in a wide variety of markets. To maintain its competitive advantage in the market, the Company plans to continue its research and development efforts to:

          Expand the flexibility of the Company's products. The Company intends to concentrate its software design efforts on developing systems for each new customer's needs. The Company will, at the same time, attempt to develop "off-the-shelf" systems to allow for widespread use of the Company's hardware and software.

          Reduce the cost and size of the Company's system. The Company's design objective is to integrate the asset communicator's electronic components into its Application Specific Integrated Circuits. This will allow the Company to reduce the size of the ID System significantly and permit high volume production which, in turn, will enable the Company to reduce the cost of the ID System. To accomplish this, the Company intends to expand its in-house hardware design capability to design, test, and support the development of this computer chip.

Competition

     The market for wireless monitoring and tracking systems is relatively new, constantly evolving and intensely competitive. The Company expects that competition will intensify in the near future. Many of the Company's current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources than the Company. The Company's principal competitors in the development and distribution of wireless monitoring and tracking systems include: Unova, Inc., Motorola, Inc., Texas Instruments Incorporated, Raytheon Company, Kasten Chase Applied Research and

Micron Communications, Inc. As a result, its competitors may be able to develop products comparable or superior to us or adapt more quickly to new technologies or evolving customer requirements. Competitive factors in this market include:

     o    the ability to customize technology to a customer's particular use;

     o    quality and reliability of products and software;

     o    ease of use and interactive features;

     o    cost per system; and

     o compatibility with the user's existing network components and software systems.

Intellectual Property

     The Company currently has one United States patent relating to the Company's product's architecture and technology. It also has corresponding applications in selected foreign countries. The patent and currently pending corresponding foreign applications may not provide the Company with any competitive advantage. Many of the Company's current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents. If a patent is issued in the future to a competitor which covers the Company's products, the Company would need to either obtain a license or design around the patent. The Company may not be able to obtain such a license on acceptable terms, if at all, nor design around the patent.

     The Company attempts to avoid infringing known proprietary rights of third parties in its product development efforts. However, the Company has not conducted and does not conduct comprehensive patent searches to determine whether it infringes patents or other proprietary rights held by third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If the Company were to discover that its products violate third-party proprietary rights, the Company may not be able to:

     o obtain licenses to continue offering such products without substantial reengineering;

     o    reengineer the Company's products successfully;

     o    obtain licenses on commercially reasonable terms, if at all; or

     o litigate an alleged infringement successfully or settle without substantial expense and damage awards.

     Any claims against the Company relating to the infringement of third-party proprietary rights, even if without merit, could result in the expenditure of significant financial and managerial resources or in injunctions preventing us from distributing certain products. Such claims could materially adversely affect the Company's business, financial condition and results of operations.

     The Company's software products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. In general, the Company's efforts to protect its intellectual property rights through patent, copyright, trademark and trade secret laws may not be effective to prevent misappropriation of the technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by the Company. The Company's failure or inability to protect the its proprietary rights could materially adversely affect the Company's business, financial condition and results of operations.

Employees

     The Company currently has thirty-one full time employees, of which eighteen are engaged in product development and customization, four in operations and manufacturing, five in sales and marketing, and four in finance and administration.

Recent Public Offering

     On June 30, 1999, the Company completed its initial public offering of its common stock, which closed in July 1999 and August 1999 (over-allotment). The offering provided net proceeds to the Company of approximately $13,921,000 from the sale of 2,300,000 shares at $7.00 per share. The Company has been applying the proceeds in accordance with its Prospectus dated June 30, 1999. Specifically, during March 2000 the Company moved to its new facility in Hackensack, New Jersey. In connection with the move, it expanded its software and hardware laboratories. The Company is continuing to increase its engineering and sales and marketing resources and has also begun to commit significant resources to the development of its Application Specific Integrated Circuits that decrease the size of its asset communicators as well as increase the functionality of its systems.

Item 2.  Description of Properties

     In November 1999, the Company entered into a lease that expires on March 31, 2010 for its new facility in Hackensack, NJ. The Company occupied the approximately 22,500 square feet pursuant in March 2000. The rent is currently $31,060 per month and will increase to $34,835 per month from the 61st month until the end of the lease.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company completed its initial public on June 30, 1999. The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol IDSY. The following table sets forth, for the periods indicated, the high and low sales price for the Company's common stock as reported on such quotation systems.


                  Quarter Ending:                    High              Low
                  ---------------                    ----              ---
                  September 30, 1999                 9.500             5.500
                  December 31, 1999                  6.500             4.125


     There were approximately 50 registered holders and 1,000 beneficial owners of the Company's Common Stock of record as of March 27, 2000. The Company has not declared or paid dividends on its Common Stock to date and intends to retain future earnings, if any, for use in its business for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with its financial statements and notes thereto appearing elsewhere herein.

     The Company was incorporated in August 1993 and began to derive revenues from its initial line of products in March 1995. Revenues are generated from design and engineering fees, as well as sales of the ID System. The Company's revenues relate to the time expended and expertise involved in customizing the ID System to the needs of each individual customer and related material costs. In the future, the Company intends to generate additional revenues by selling software and hardware upgrades, as well as on-going maintenance and support contracts to its existing customers. The Company anticipates that a greater portion of future revenues will be comprised of sales of the ID System.

     The Company's initial contract was entered into with the United States Postal Service to develop and install a pilot system in approximately 40 postal facilities in the Washington D.C. metropolitan area. In 1997, the Company entered into a $6.7 million follow-on agreement with which provides for the wireless monitoring and tracking of mail in approximately 300 postal facilities. During September 1999, the Company received an $875,000 increase to that agreement. During 1999, the Company entered into contracts with DaimlerChrysler Corporation,

Dana Commercial Credit Corporation, Federal Express Corporation, Ford Motor Company, General Motors Corporation, Hallmark Cards Inc., and other companies for integrated tracking and monitoring systems for forklift trucks and other similar vehicles. The Company also entered into an agreement with Avis Rent A Car System, Inc., which provides for the pilot sale of a system which automates the car rental and return process. The pilot program was completed during 1999 and Avis is currently evaluating its results.

     Results of Operations

     The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                               Year Ended
                                                               December 31,
                                                             ----------------
                                                             1998        1999
                                                             ----------------
Revenues                                                    100.0%       100.0%
Cost of revenues                                             49.1         57.0
                                                            -----        -----

Gross profit                                                 50.9         43.0
Selling, general and administrative expenses                 32.6         38.2
Research and development expenses                             1.9          4.2
                                                            -----        -----

Income from operations                                       16.4          0.6
Interest income                                               0.7          6.7
Interest expense                                             (1.4)        (0.9)
                                                            -----        -----

Income before taxes                                          15.7          6.4
Income tax provision                                          1.4          2.7
                                                            -----        -----

Historical net income                                        14.3          3.7
                                                            =====        =====

Historical net income                                        14.3
Pro forma income taxes                                        5.8
                                                            -----

Pro forma net income                                          8.5
                                                            =====

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

REVENUES. Revenues increased 67.1% to $5,555,000 in the year ended December 31, 1999 from $3,324,000 in the year ended December 31, 1998. This increase was attributable to an increase in the amount of work performed by the Company for the United States Postal Service and work performed under contracts with new customers such as Dana Commercial Credit, Federal Express Corporation, Ford Motor Company, Avis Rent A Car System, Inc. and Hallmark Cards.

COST OF REVENUES. Cost of revenues increased 93.9% to $3,167,000 in the year ended December 31, 1999 from $1,633,000 in the year ended December 31, 1998. As a percentage of revenues, cost of revenues increased to 57.0% in the year ended December 31, 1999 from 49.1% in the year ended December 31, 1998. This increase was primarily attributable to an increase in the portion of revenues under the United States Postal Service contract attributable to materials in the year ended December 31, 1999 as compared to the year ended December 31, 1998, which under this contract have lower margins than revenues related to labor. The United States Postal Service contract accounted for 95% and 70% of the Company's revenue in 1998 and 1999 respectively. Gross profit increased 41.2% to $2,388,000 in the year ended December 31, 1999 from $1,691,000 in the year ended December 31, 1998. As a percentage of revenues, gross profit decreased to 43.0% in the year ended December 31, 1999 from 50.9% in the year ended December 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 95.8% to $2,121,000 in the year ended December 31, 1999 from $1,083,000 in the year ended December 31, 1998. The increase was attributable to an increase in salaries and recruiting fees resulting from an increase in personnel hired to accommodate the Company's growth. As a percentage of revenues, selling, general and administrative expenses increased to 38.2% in the year ended December 31, 1999 from 32.6% in the year ended December 31, 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 262.5% to $232,000 in the year ended December 31, 1999 from $64,000 in the year ended December 31, 1998. This increase was attributable to increased research and development costs related to developing new applications for the Company's products. As a percentage of revenues, research and development expenses increased to 4.2% in the year ended December 31, 1999 from 1.9% in the year ended December 31, 1998.

NET INTEREST (EXPENSE) INCOME. Interest income was $374,000 in the year ended December 31, 1999 as compared to $25,000 in the year ended December 31, 1998. This increase was attributable to larger average cash and investment balances in 1999 as compared to 1998 as the Company received the proceeds from the Company's initial public offering in July and August of 1999.

Interest expense was $53,000 in the year ended December 31, 1999 as compared to $48,000 in the year ended December 31, 1998. This increase is attributable to accelerated amortization of the debt discount due to the repayment of stockholder loans.

INCOME TAXES. Income tax expense was $149,000 in the year ended December 31, 1999 as compared to $45,000 in the year ended December 31, 1998. Beginning January 1, 1999, the Company became subject to federal and state income taxes as a C corporation. Prior to January 1, 1999, the Company was an S corporation for federal and state tax purposes and was only subject to local taxes. Pro forma net income for the year ended December 31, 1998 reflects $192,000 of federal and state income taxes which would have been recognized had the S corporation election not been in effect.

NET INCOME. Net income was $207,000 in the year ended December 31, 1999 as compared to pro forma net income of $284,000 in the year ended December 31, 1998. This decrease was due primarily to the reasons described above.

Liquidity and Capital Resources

     As of December 31, 1999, the Company had $13,026,000 of cash, cash equivalents and short-term investments and $14,582,000 of working capital as compared to $1,130,000 and $1,098,000, respectively at December 31, 1998.

     Net cash used in operating activities was $1,627,000 for the year ended December 31, 1999 as compared to net cash provided by operating activities of $856,000 for the year ended December 31, 1998. Net cash used in operating activities in the year ended December 31, 1999 was primarily due to an increase in accounts and unbilled receivables of $1,101,000, an increase in prepaid expenses and other assets of $455,000 and a decrease in deferred revenue of $545,000, partially offset by an increase in accounts payable and accrued expenses of $222,000 and net income of $207,000. Net cash provided by operating activities for the year ended December 31, 1998 was from net income of $476,000, an increase in accounts payable and accrued expenses of $266,000 and an increase in deferred revenue of $545,000, partially offset by an increase in accounts receivable of $601,000.

     Cash used in investing activities for the year ended December 31, 1999 was $6,218,000 as compared to $76,000 for the year ended December 31, 1998. The use of cash in investing activities for the year ended December 31, 1999 was due to the purchase of investments of $6,005,000 and $213,000 of capital expenditures for fixed assets. The use of cash of $76,000 for the year ended December 31, 1998 reflected capital expenditures for fixed assets.

     Net cash provided by financing activities was $13,736,000 for the year ended December 31,1999 as compared to net cash used in financing activities of $56,000 for the year ended December 31, 1998. Cash provided by financing activities for the year ended December 31, 1999 resulted primarily from $13,921,000 of net proceeds received from the Company's initial public offering in July and August of 1999, partially offset by $200,000 of repayments of notes payable to stockholders.

     The Company completed its initial public offering of its common stock, which closed in July 1999 and August 1999 (over-allotment). The offering provided net proceeds to the Company of approximately $13,921,000 from the sale of 2,300,000 shares at $7.00 per share.

     The Company believes its operations have not been and, in the foreseeable future, will not be materially adversely affected by inflation or changing prices.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

Revenues. Revenues increased to $3,324,000 in the year ended December 31, 1998 from $733,000 in the year ended December 31, 1997. These increases were primarily attributable to a follow on contract entered into with the United States Postal Service.

Cost of revenues. Cost of revenues increased to $1,633,000 in the year ended December 31, 1998 from $269,000 in the year ended December 31, 1997. As a percentage of revenues, cost of revenues increased from 36.7% in the year ended December 31, 1997 to 49.1% in fiscal 1998. This increase was primarily attributable to an increase in the portion of revenues attributable to materials in the year ended December 31, 1998 as compared to the year ended December 31, 1997 which typically have lower margins than revenues related to labor. Gross profit increased to $1,691,000 in the year ended December 31, 1998 from $464,000 in the year ended December 31, 1997. As a percentage of revenues, gross profit decreased from 63.3% in the year ended December 31, 1997 to 50.9% in the year ended December 31, 1998.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 135% to $1,083,000 in the year ended December 31, 1998 from $460,000 in the year ended December 31, 1997. Of this increase, $482,000 was attributable to an increase in salaries resulting from an increase in personnel hired during the year to accommodate our growth. As a percentage of revenues, selling, general and administrative expenses decreased from 62.8% in the year ended December 31, 1997 to 32.6% in the year ended December 31, 1998 due to operating efficiencies.

Research and development expenses. Research and development expenses increased to $64,000 in the year ended December 31, 1998 from $22,000 in the year ended December 31, 1997. This increase was attributable to increased research and development costs related to developing new applications for our products.

Interest expense (net). Interest expense (net) increased 21.1% to $23,000 in the year ended December 31, 1998 from $19,000 in the year ended December 31, 1997. This increase was attributable to interest expense incurred in the year ended December 31, 1998 on larger average balances of stockholder notes and capital lease obligations, offset by an increase in interest income earned in the year ended December 31, 1998 on a larger average cash balance.

Income taxes. Local income tax expense was $45,000 in the year ended December 31, 1998 as compared to a $112,000 income tax benefit in the year ended December 31, 1997. The 1997 amount reflects the recognition of a benefit from net operating loss carry forwards generated through December 1997.

Net income. Net income increased to $476,000 in the year ended December 31, 1998 from $75,000 in the year ended December 31, 1997. This increase was due primarily to the reasons described above.

Inflation

     The impact of inflation of the Company's revenues and results of operations has not been significant.

Impact of Year 2000

     In late 1999, the Company completed its remediation and testing of systems in order to become Year 2000 ready. As a result of its planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company expensed immaterial amounts during 1999 in connection with remediating its systems. During 2000, the Company expects to remediate certain non-critical systems at an immaterial cost that will be funded through operating cash flows. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Forward Looking Statements

Certain statements in this Annual Report on Form 10-KSB, under the sections "Management Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere relate to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, including, but not limited to: uncertainty as to the Company's future profitability and the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations, competition in the Company's existing and potential future lines of business, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

Item 7  Financial Statements
                                                                            Page
                                                                            ----
   Independent Auditors' Report                                              19

   Balance sheet as of December 31, 1999                                     20

   Statements of operations for the years ended
    December 31, 1998 and 1999                                               21

   Statements of changes in stockholders' equity for the
    years ended December 31, 1998 and 1999                                   22

   Statements of cash flows for the years ended
     December 31, 1998 and 1999                                              23

   Notes to financial statements                                             25

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
I.D. Systems, Inc.
New York, New York


We have audited the accompanying balance sheet of I.D. Systems, Inc. as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of I.D. Systems, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1999, in conformity with generally accepted accounting principles.



/S/Richard A. Eisner & Company, LLP

New York, New York
January 28, 2000

                               I.D. Systems, Inc.
                                  Balance Sheet
                                December 31, 1999

ASSETS
Current assets:
   Cash and cash equivalents                                       $  7,021,000
   Investments                                                        6,005,000
   Accounts receivable                                                  880,000
   Unbilled receivables                                                 962,000
   Inventory                                                            123,000
   Deferred taxes                                                        49,000
   Prepaid expenses and other current assets                            152,000
                                                                   ------------
      Total current assets                                           15,192,000

Fixed assets - net                                                      307,000
Other assets                                                            324,000
                                                                   ------------
                                                                   $ 15,823,000
                                                                   ============
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                           $    545,000
   Capital lease obligations                                             14,000
   Income taxes payable                                                  51,000
                                                                   ------------
      Total current liabilities                                         610,000

Capital lease obligations                                                32,000
Deferred rent                                                            42,000
                                                                   ------------
                                                                        684,000
                                                                   ------------
STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value;
none issued
Common stock; authorized 15,000,000 shares,
$.01 par value; issued and outstanding 5,717,000 shares                  57,000
Additional paid-in capital                                           15,554,000
Accumulated deficit                                                    (472,000)
                                                                   ------------
                                                                     15,139,000
                                                                   ------------
                                                                   $ 15,823,000
                                                                   ============

See notes to financial statements

                               I.D. Systems, Inc.
                            Statements of Operations


                                                                         Year Ended December 31,
                                                                        --------------------------
                                                                           1998            1999
                                                                        -----------    -----------
Revenues                                                                $ 3,324,000    $ 5,555,000
Cost of revenues                                                          1,633,000      3,167,000
                                                                        -----------    -----------
Gross profit                                                              1,691,000      2,388,000
Selling, general and administrative expenses                              1,083,000      2,121,000
Research and development expenses                                            64,000        232,000
                                                                        -----------    -----------
Income from operations                                                      544,000         35,000
Interest income                                                              25,000        374,000
Interest expense                                                            (48,000)       (53,000)
                                                                        -----------    -----------
Income before taxes                                                         521,000        356,000
Income tax provision                                                         45,000        149,000
                                                                        -----------    -----------
Historical net income                                                   $   476,000    $   207,000
                                                                        ===========    ===========
Net income per share - basic                                                           $       .05
                                                                                       ===========
Net income per share - diluted                                                         $       .04
                                                                                       ===========
Historical net income                                                       476,000
Pro forma income taxes                                                      192,000
                                                                        -----------
Pro forma net income                                                    $   284,000
                                                                        ===========
Pro forma net income per share - basic                                  $       .08
                                                                        ===========
Pro forma net income per share - diluted                                $       .08
                                                                        ===========

Weighted average common shares outstanding - basic income per share       3,414,000      4,545,000
Effect of potential common shares from exercise of options                  365,000      1,021,000
                                                                        -----------    -----------

Weighted average common shares outstanding - diluted income per share     3,779,000      5,566,000
                                                                        ===========    ===========


See notes to financial statements

                               I.D. Systems, Inc.
                  Statements of Changes in Stockholders' Equity

                                                                Common Stock
                                                       ---------------------------
                                                                                        Additional
                                                        Number of                        Paid-in       Accumulated     Stockholders'
                                                          Shares          Amount          Capital        Deficit          Equity
                                                       ------------    ------------    ------------    ------------    -------------
BALANCE - JANUARY 1, 1998                                 3,414,000         $34,000      $1,653,000     $(1,155,000)        $532,000
Net income for the year ended
   December 31, 1998                                                                                        476,000          476,000
                                                       ------------    ------------    ------------    ------------     ------------
BALANCE - DECEMBER 31, 1998                               3,414,000          34,000       1,653,000        (679,000)       1,008,000
Shares issued pursuant to initial public
   offering                                               2,300,000          23,000      13,898,000                       13,921,000
Shares issued pursuant to exercise of
   stock options                                              3,000                           3,000                            3,000
Net income for the year ended
   December 31, 1999                                                                                        207,000          207,000
                                                       ------------    ------------    ------------    ------------     ------------
BALANCE - DECEMBER 31, 1999                               5,717,000         $57,000     $15,554,000       $(472,000)     $15,139,000
                                                       ============    ============    ============    ============     ============


See notes to financial statements

                               I.D. Systems, Inc.
                            Statements of Cash Flows


                                                                              Year Ended December 31,
                                                                           ----------------------------
                                                                               1998            1999
                                                                           ------------    ------------
Cash flows from operating activities:
   Net income                                                                  $476,000        $207,000
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                            39,000          57,000
        Amortization of debt discount                                            14,000          44,000
        Deferred taxes                                                           45,000          18,000
        Deferred rent expense                                                    38,000           4,000
        Changes in:
           Accounts receivable                                                 (601,000)       (139,000)
           Unbilled receivables                                                                (962,000)
           Inventory                                                             33,000        (123,000)
           Prepaid expenses and other assets                                      1,000        (455,000)
           Accounts payable and accrued expenses                                266,000         222,000
           Income taxes payable                                                                  45,000
           Deferred revenue                                                     545,000        (545,000)
                                                                           ------------    ------------
              Net cash provided by (used in) operating activities               856,000      (1,627,000)
                                                                           ------------    ------------
Cash flows from investing activities:
   Purchase of fixed assets                                                     (76,000)       (213,000)
   Purchases of investments                                                                  (6,005,000)
                                                                           ------------    ------------
              Net cash used in investing activities                             (76,000)     (6,218,000)
                                                                           ------------    ------------
Cash flows from financing activities:
   Payment of lease obligations                                                  (6,000)        (11,000)
   Receipt of amount due from stockholder                                                        23,000
   Payment of stockholder loans                                                 (50,000)       (200,000)
   Proceeds from exercise of stock options                                                        3,000
   Net proceeds from sale of stock in initial public offering                                13,921,000
                                                                           ------------    ------------
              Net cash provided by (used in) financing activities               (56,000)     13,736,000
                                                                           ------------    ------------
Net increase in cash and cash equivalents                                       724,000       5,891,000
Cash and cash equivalents - January 1                                           406,000       1,130,000
                                                                           ------------    ------------


See notes to financial statements

                               I.D. Systems, Inc.
                      Statements of Cash Flows (continued)


Cash and cash equivalents - December 31                       $1,130,000   $7,021,000
                                                              ==========   ==========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $31,000      $37,000
   Cash paid for income taxes                                                 $98,000

Supplemental disclosure of noncash financing information:
   Equipment acquired pursuant to capital lease obligations      $19,000      $31,000


See notes to financial statements

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                               December 31, 1999

Note A - The Company

I.D.  Systems,  Inc. (the  "Company") is a provider of wireless  solutions.  The
Company designs, develops and produces innovative wireless monitoring and tracking products that utilize its patented radio-frequency-based system and Internet-based data management systems. The Company's products are designed to enable users to improve operating efficiencies and reduce costs. The Company was incorporated in Delaware in 1993 and commenced operations in January 1994.

Note B - Summary of Significant Accounting Policies

[1]  Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[2]  Stock split:

     On June 29, 1999, the Company effected a 1.25 for 1 stock split. The accompanying financial statements and notes hereto give retroactive effect to the stock split and accordingly, the number of shares for all periods are stated on a post split basis.

[3]  Cash and cash equivalents:

     The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

[4]  Inventory:

     Inventory which consists of components for the Company's systems is stated at cost using the first-in first-out method.

[5]  Fixed assets and depreciation:

     Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Equipment under capital leases are amortized using the straight-line method over the terms of the respective leases, or their estimated useful lives, whichever is shorter.

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                               December 31, 1999

Note B - Summary of Significant Accounting Policies (continued)

[6]  Research and development:

     Research and development costs are charged to expense as incurred.

[7]  Patent costs:

     Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[8]  Revenue recognition:

     The majority of 1998 revenues (95%) and 1999 revenues (55%) were earned pursuant to contracts under which revenues have been recognized when related time and material charges were incurred. All other revenues have been recognized either when services were performed, goods were delivered or as work progressed, measured by the percentage-of-completion method, in accordance with conditions of related contracts. Amounts billed to customers that did not meet the conditions of the Company's revenue recognition policy were recorded as deferred revenue until such conditions were met. Unbilled receivables were recorded if conditions of the Company's revenue recognition policy were met.

[9]  Benefit plan:

     The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code which covers all eligible employees. The Company contributed approximately $6,000 to the plan during the year ended December 31, 1999.

[10] Rent expense:

     Expense related to the Company's facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amount paid is recorded as deferred rent and is amortized over the lease term.

[11] Stock based compensation:

     The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                               December 31, 1999

Note B - Summary of Significant Accounting Policies (continued)

[12] Income taxes:

     The Company had elected to be treated as an S corporation for federal and state income tax purposes. As a result of this election, the income of the Company was taxed directly to the individual stockholders. The Company continued to be subject to New York City income tax. Subsequent to December 31, 1998, the Company filed an election to be taxed as a C corporation and, effective January 1, 1999, became subject to federal, state and local income taxes. See Note G for pro forma information regarding the incremental income tax provisions which would have been recorded if the Company had been a taxable corporation, based on the tax laws in effect during the year ended December 31, 1998. The Company does not currently intend to make any distributions of S corporation earnings.

[13] Net income per share:

     The Company calculates its net income per share, and in 1998 pro forma net income per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires a dual presentation of "basic" and "diluted" income per share on the face of the statements of operations. Basic income per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

[14] Financial instruments:

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital lease obligations and notes payable approximate their fair values due to the short period to maturity of these instruments.

Note C - Investments

The Company's investments at December 31, 1999 consist principally of short-term commercial paper which mature within one year and are classified as held to maturity. Accordingly, investments are carried at amortized cost.

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                               December 31, 1999

Note D - Fixed Assets

Fixed assets are stated at cost and, at December 31, 1999, are summarized as follows:

     Laboratory equipment                                          $58,000
     Computer software                                              39,000
     Computer hardware                                             119,000
     Furniture and fixtures                                        120,000
     Leasehold improvements                                         25,000
     Equipment under capital lease                                  70,000
                                                                 ---------
                                                                   431,000
     Accumulated depreciation and amortization                    (124,000)
                                                                 ---------
                                                                  $307,000
                                                                 =========

Note E - Equipment Lease Obligations

The Company leases equipment under various agreements with original terms of 36 to 60 months and accounts for these leases as capital leases. The net book value of the equipment held under capital leases was approximately $27,000 at December 31, 1999.

Future lease payments as of December 31, 1999 are as follows:

              YEAR ENDING
              DECEMBER 31,
              ------------
                 2000                                           $    18,000
                 2001                                                17,000
                 2002                                                15,000
                 2003                                                 4,000
                                                                -----------

                                                                     54,000
           Amount representing interest                               8,000
                                                                -----------

           Present value of future lease payments                    46,000
           Amount due within one year                                14,000
                                                                -----------
                                                                $    32,000
                                                                ===========

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                               December 31, 1999

Note F - Stockholders' Equity

[1]  Common stock:

     In April 1997, the Company completed a private placement whereby it sold 167,000 shares of common stock and issued $200,000 of promissory notes maturing in April 2002 bearing interest at 8% per annum for gross proceeds of $200,000. The common stock issued was valued at $68,000 representing debt discount which is being amortized over the five-year term of the promissory notes. As a result, the effective annual interest rate was approximately 15%. For the year ended December 31, 1998, $14,000 was amortized and is included in interest expense. During 1999, the Company repaid the notes plus $35,000 of accrued interest pursuant to payment provisions of the notes. Accordingly, interest expense in 1999 includes $44,000 related to the debt discount.

     In June 1999, the Company sold 2,300,000 shares of its common stock in an initial public offering. In connection therewith, the Company received net proceeds of $13,921,000.

     In June 1999, the Company increased the number of common shares authorized to 15,000,000.

[2]  Preferred stock:

     In June 1999, the Company authorized 5,000,000 shares of $.01 par value preferred stock. The Company's Board of Directors has the authority to issue shares of preferred stock and to determine the price and terms of those shares.

[3]  Stock options:

     The Company has adopted the 1995 Stock Option Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company has also adopted the 1999 Stock Option Plan and the 1999 Director Plan, pursuant to which the Company may grant options to purchase up to 812,500 and 300,000 shares of common stock, respectively. The Plans are administered by the Board of Directors, which has the authority to determine the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the rate at which options may be exercised.

     A summary of the status of the Company's stock options as of December 31, 1998 and 1999 and changes during the years ending on those dates, is presented below:

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                               December 31, 1999

Note F - Stockholders' Equity (continued)


                                                    1998                       1999
                                         ------------------------     ------------------------
                                                     Weighted                     Weighted
                                                      Average                       Average
                                         Shares    Exercise Price      Shares    Exercise Price
                                         ------    --------------      ------    --------------
Outstanding at beginning of year           800,000       $1.03       1,238,000      $1.09
Granted                                    438,000        1.20         275,000       5.18
Exercised                                                               (3,000)      1.20
Forfeited                                                              (31,000)      4.16
                                        ----------                   ---------
Outstanding at end of year               1,238,000        1.09       1,479,000       1.79
                                        ==========                   =========
Exercisable at end of year                 330,000        0.95         574,000       1.01
                                        ==========                   =========

As of December 31, 1999, there were 881,000 options available for grant under the Company's stock option plans.

The following table summarizes information about stock options at December 31, 1999:

                                        Options Outstanding                       Options Exercisable
                            -------------------------------------------     --------------------------
                              Number         Weighted                          Number
                            Outstanding      Average         Weighted       Exercisable       Weighted
                                at          Remaining         Average            at            Average
          Exercise          December 31,   Contractual       Exercise       December 31,      Exercise
           Prices               1999          Life             Price             1999          Price
           ------           -----------    -----------       --------       -----------       -------
           $0.80                338,000      6 years           $0.80            270,000         $0.80
            1.20                894,000      8 years            1.20            304,000          1.20
            4.13                167,000     10 years            4.13
            7.38 - 7.67          80,000     10 years            7.61
                              ---------                                       ---------
                              1,479,000      8 years            1.79            574,000          1.01
                              =========                                      ==========


The Company applies APB Opinion 25 and related interpretations in accounting for options. Accordingly, no compensation cost has been recognized for employee stock option grants. Had compensation cost for employee stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                               December 31, 1999

Note F - Stockholders' Equity (continued)


     Company's historical net income, pro forma net income and pro forma net income per share (basic and diluted) for the year ended December 31, 1998 would have been approximately $409,000, $217,000 and $.06 respectively. The Company's historical net income, historical net income per share (basic) and historical net income per share (diluted) for the year ended December 31, 1999 would have been approximately $131,000, $.03 and $.02, respectively. The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a minimum value volatility of effectively 0% for 1998 and 58% for 1999, expected life of options of 5 to 7 years, risk free interest rate of 6% and a dividend yield of 0%. The weighted average fair value of options granted during the years ended December 31, 1998 and 1999 were $.44 and $2.79, respectively.

[3]  Warrants:

     In connection with the Company's initial public offering in June 1999, warrants to purchase 200,000 shares of common stock were issued to the underwriter for nominal consideration. The warrants are exercisable for a period of four years, commencing in June 2000, at a price of $11.55 per share.

Note G - Income Taxes and Pro Forma Income Taxes

[1]  Historical:

     Through December 31, 1998 the Company was subject only to local income taxes. Effective January 1, 1999, the Company elected to be taxed as a corporation and accordingly is subject to federal, state and local income taxes. The Company has a deferred tax asset of $49,000 at December 31, 1999, which reflects the Company's net operating loss carryforwards for local income taxes of approximately $573,000 and which expire through 2012. The Company is subject to an annual limitation on the utilization of a portion of its net operating loss carryforwards. Future stock issuances may subject the Company to additional limitations.

     The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                               December 31, 1999

Note G - Income Taxes and Pro Forma Income Taxes (continued)

                                                             Year Ended
                                                            December 31,
                                                       ------------------------
                                                          1998          1999
                                                       ---------      ---------
Income taxes at the federal statutory rate              $177,000       $121,000
State and local income taxes, net of effect on
   federal taxes                                          60,000         33,000
Effect of S corporation status                          (192,000)
Other                                                                    (5,000)
                                                       ---------      ---------
                                                         $45,000       $149,000
                                                       =========      =========

[2]  Pro forma:

     As a result of the S corporation election, the financial statements do not include a provision for federal and state income taxes for the year ended December 31, 1998. Pro forma net income for the year ended December 31, 1998 in the accompanying statements of operations includes pro forma adjustments for federal and state income taxes which would have been provided had the S corporation election not been in effect and is comprised of the following:

     Deferred:
        Federal                                                    $145,000
        State                                                        47,000
                                                                   --------
     Pro forma taxes (benefit) on income                           $192,000
                                                                   ========


Note H - Commitments and Other Matters

[1]  Operating leases:

     The Company's current facility is rented pursuant to a lease, which provides the Company with the right to sublet the space, subject to approval from the landlord. In November 1999, the Company entered into a lease on its new facility, which it expects to occupy in March 2000. The Company's operating leases provide for minimum annual rental payments as follows:

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                               December 31, 1999

Note H - Commitments and Other Matters (continued)


                          Current         New
                         Facility      Facility        Other         Total
                         --------      --------        -----         -----
               2000      $117,000      $311,000       $36,000      $464,000
               2001       126,000       373,000        16,000       515,000
               2002       129,000       373,000                     502,000
               2003        32,000       373,000                     405,000
               2004                     373,000                     373,000
         Thereafter                   2,255,000                   2,255,000
                       ----------    ----------    ----------    ----------
                         $404,000    $4,058,000       $52,000    $4,514,000
                       ==========    ==========    ==========    ==========

     The office leases also provide for escalations relating to increases in real estate taxes and certain operating expenses. Expenses relating to operating leases aggregated approximately $141,000 and $113,000 for the years ended December 31, 1998 and 1999, respectively.

     When the Company vacates its current premises, it will be required to record a charge to operations for the current value of the anticipated loss if it has not sublet the space. Additionally, pursuant to the new lease, the Company has issued a letter of credit in the amount of $317,703 which remains open as of December 31, 1999.

[2]  Employment agreements:

     In June 1999, the Company entered into three-year employment agreements with four executives which provide for aggregate annual compensation of $408,000 and entitle the executives to salary increases, bonuses and stock options to be determined by the Board of Directors. The agreements also provide for severance payments through the end of the agreements.

[3]  Concentration of customers:

     One customer accounted for 95% and 70% of the Company's revenues during the years ended December 31, 1998 and 1999, respectively. This customer accounted for 37% of the Company's accounts receivable balance and 35% of its unbilled receivables balance at December 31, 1999.

     One other customer accounted for 12% of the Company's revenues for the year ended December 31, 1999. This customer accounted for 49% of the Company's unbilled receivables balance at December 31, 1999.

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                               December 31, 1999

Note H - Commitments and Other Matters (continued)

[4]  Related party transactions:

     During the years ended December 31, 1998 and 1999, the Company purchased approximately $33,000 and $262,000, respectively, of components from a company where two of the Company's directors were directors in 1998 and one of the Company's directors continues to be a director. Additionally, at December 31, 1999 $95,000 remained open under a purchase order issued in 1998.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

            None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

                        Directors and Executive Officers

The following table sets forth certain information concerning the Executive Officers and Directors of the Company.

  Name                       Age       Position
  ----                       ---       --------
  Kenneth S. Ehrman           30       President and Director
  Jeffrey M. Jagid            31       Chief Operating Officer,  General Counsel
                                         and Director
  N. Bert Loosmore            30       Executive Vice President of Technology
                                         and Director
  Michael L. Ehrman           27       Executive Vice President of Engineering
  Ned Mavrommatis             29       Chief Financial Officer
  Bruce Jagid (1)             60       Director
  Martin G. Rosansky (1)      60       Director
  Lawrence Burstein (1)       56       Director

     (1) Member of the Compensation and Audit Committees

     Kenneth S. Ehrman is a founder of the Company and has been its President and Director since inception in 1993. He graduated from Stanford University in 1991 with a Bachelor of Science in Industrial Engineering, where he studied Management, Production and Finance. Upon his graduation, and until the inception of the Company in 1993, Mr. Ehrman worked as a production manager with a Silicon Valley networking company. Mr. Ehrman is Michael L. Ehrman's brother.

     Jeffrey M. Jagid has been Chief Operating Officer and a Director of the Company, as well as its General Counsel, since he joined it in 1995. Mr. Jagid received a Bachelor of Business Administration from Emory University in 1991 and a Juris Doctor degree from the Benjamin N. Cardozo School of Law in 1994. Prior to joining the Company, Mr. Jagid was a corporate litigation associate at the law firm of Tannenbaum Helpern Syracuse & Hirschtritt LLP, in New York City. He is a member of the Bar of the States of New York and New Jersey. Mr. Jagid is Bruce Jagid's son.

     N. Bert Loosmore is a founder of the Company and has served as its Executive Vice President of Technology since August 1999. Prior to that, since inception, he served as the Company's Executive Vice President of Engineering. Mr. Loosmore has been a Director of the Company since inception. He graduated from Stanford University in 1991 with a Bachelor of

Science in Electrical Engineering, where he concentrated on computer hardware and software, including microprocessor design. From 1991 to 1992, he worked at International Business Machines, Inc. as a Design and Test Engineer and later as a Production Engineer. From 1992 until the Company's 1193 inception, Mr. Loosmore was a Production Engineer at a Silicon Valley networking company.

     Michael L. Ehrman has served as the Company's Executive Vice President of Engineering since August 1999. Prior to that, he served as its Executive Vice President of Software Development since he joined the Company in 1995. He served as a director of the Company from the date he joined the Company until April 1999. Mr. Ehrman graduated from Stanford University in 1994 with a Master of Science in Engineering Economics Systems as well as a Bachelor of Science in Computer Systems Engineering. Upon his graduation in 1994, Mr. Ehrman was employed as a Consultant for Anderson Consulting in New York. Mr. Ehrman is Kenneth Ehrman's brother.

     Ned Mavrommatis has served as the Chief Financial Officer since joining the Company in August 1999. Prior to joining the Company, he was a Senior Manager at the accounting firm of Richard A. Eisner & Company L.L.P. He was a member of Eisner's New Media/Technology Group in the public company practice. Mr. Mavrommatis received a Bachelor of Business Administration degree from Bernard
M. Baruch College, The City University of New York in 1993. He is a member of The New York State Society of Certified Public Accountants and The American Institute of Certified Public Accountants.

     Bruce Jagid is a founder of the Company and has served as its Treasurer and as a Director since inception. Mr. Jagid served as Chairman of the Board of Directors of Ultralife Batteries, Inc., a public company devoted to the development and manufacture of primary and secondary lithium battery systems, from March 1991 to January 1999, served as its Chief Executive Officer from January 1992 to January 1999 and currently serves as a director. Prior to Mr. Jagid's involvement with Ultralife, he co-founded Power Conversion Inc. and was its President until January 1989. Mr. Jagid received his Bachelor of Science in Mechanical Engineering from the City College of New York and obtained his masters degree in Mechanical Engineering from Rensselaer Polytechnic Institute. Mr. Jagid is Jeffrey M. Jagid's father.

     Martin G. Rosansky is a founder of the Company and has served as its Secretary and as a Director of the Company since inception. In March 1991, Mr. Rosansky co-founded and served as the Vice Chairman of Ultralife Batteries, Inc. Prior to Ultralife, in 1970, Mr. Rosansky co-founded Power Conversion, Inc., where he was Chairman of the Board, Secretary and Treasurer from 1970 to January 1989. Mr. Rosansky earned a Bachelor of Science in Mechanical Engineering from Polytechnic Institute of Brooklyn in 1960.

     Lawrence Burstein has served as a Director of the Company since June of 1999. Since March 1996, Mr. Burstein has served as President and director of Unity Venture Capital Associates, Ltd., a private investment company. From January 1982 to March 1996, Mr. Burstein was Chairman of the Board and a principal stockholder of Trinity Capital Corporation, a private investment company. Mr. Burstein is a director of THQ, Inc., Brazil Fast Food Corp.,

CAS Medical Systems, Inc., Unity First Acquisition Corp., Quintel Communications, Inc. and Medical Nutrition Inc. Mr. Burstein received a Bachelor of Arts in Economics from the University of Wisconsin and a Bachelor of Law from Columbia Law School.

     All directors currently hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. The Company's executive officers serve at the discretion of the Board of Directors and until their successors are duly elected and qualified.

Item 10.  Executive Compensation

Summary Compensation Table

     The following table sets forth the compensation paid or accrued, for the fiscal years ended December 31, 1999 and 1998, for the Company's President and three most highly compensated executive officers other than its President, whose salary and bonus were in excess of $100,000.


                                                                               Long-Term
                                                  Annual Compensation          Compensation Awards ($)
                                                ---------------------------------------------------------------
                                                                                                 Securities
Name and  Principal                                                             Restricted        Underlying
Position                                  Year  Salary ($)  Bonus ($)          Stock Award     Options/SARs (#)
--------                                  ----  ----------  ---------          -----------     ----------------
Kenneth S. Ehrman,                        1999   $114,500   $ 12,000               --                 --
President                                 1998   $ 80,000   $ 40,000               --                 --

Jeffrey M. Jagid, Chief                   1999   $114,500   $ 12,000               --                 --
 Operating Officer and                    1998   $ 80,000   $ 40,000               --                 --
 General Counsel

N. Bert Loosmore,                         1999   $109,000   $ 24,000               --                 --
Executive Vice President of               1998   $ 80,000   $ 40,000               --                 --
Technology

Michael L. Ehrman,                        1999   $109,000   $ 24,000               --                 --
Executive Vice President of               1998   $ 80,000   $ 40,000               --                 --
Engineering


                        Option Grants in Last Fiscal Year

     No options were granted to or exercised by the Company's President and three most highly compensates executive officers during the year ended December 31, 1999.

Employment Agreements

     In June 1999 the Company entered into three-year employment agreements with Kenneth Ehrman, Jeffrey Jagid, N. Bert Loosmore and Michael Ehrman. Pursuant to the agreements, Messrs. Ehrman and Jagid are each entitled to base salaries of $108,000 and Messrs. Loosmore and Ehrman are each entitled to base salaries of $96,000. Each employment agreement also provides that the employee is entitled to a bonus as determined by the board of directors, from time to time, and options under the Company's 1999 Stock Option Plan. Each employment agreement provides for a term of three years and is renewable upon mutual consent.

     The employment agreements may be terminated for cause and, in the event of change in control of the Company, each employee is entitled to a lump sum payment equal to the greater of one year's salary or the base salary and benefits that would have been received by the employee if he had remained employed by the Company the remainder of the three year term.

     The employment agreements also contain confidentiality and non-competition provisions prohibiting the employee from competing against the Company and disclosing trade secrets and other proprietary information.

Director Compensation

     The Company reimburses its directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company but does not pay its directors any fees for board participation.

     Non-employee directors are entitled to participate in the 1999 Director Option Plan. This plan was adopted by the board of directors and approved by the stockholders in April 1999. This plan has a term of ten years, unless terminated sooner by the board. A total of 300,000 shares of common stock have been reserved for issuance under this plan.

     This plan provides for the automatic grant of 15,000 shares of common stock to each non-employee director at the time he or she is first elected to the board of directors. He or she will automatically be granted a subsequent option to purchase 5,000 shares on the first day of each fiscal quarter, if on such date he or she has served on the board for at least six months. Each option grant under this plan will have a term of 10 years and will vest on a cumulative monthly basis over a four-year period. The exercise price of all options will be equal to the fair market value of the common stock on the date of grant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of shares of common stock as of March 27, 2000:

     o each person or entity who is known by The Company to beneficially owns five percent or more of the common stock;

     o    each director and executive officer of The Company; and

     o    all directors and executive officers of The Company as a group.


Name of Beneficial Owners (l)                        Number of Shares    Percent (2)
-----------------------------                        ----------------    -----------
Kenneth Ehrman .................................         565,213(3)        9.74%

N. Bert Loosmore ...............................         581,875(4)        0.03%

Bruce Jagid ....................................         532,825(5)        9.22%

Martin Rosansky ................................         568,663(6)        9.84%

Michael Ehrman .................................         209,650(7)        3.58%

Jeffrey M. Jagid ...............................         255,375(8)        4.37%

All directors and executive officers
as a group (6 persons) .........................       2,713,601(9)       43.38%

----------
(1) Unless otherwise indicated, the address for each named individual or group is in care of the Company, Inc., One University Plaza, 6th Floor Hackensack, NJ 07601.

(2) Unless otherwise indicated, the Company believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of March 31, 2000 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of March 27, 2000 have been exercised and converted.

(3) Includes 81,250 shares of common stock underlying options granted to Mr. Ehrman pursuant to the Company's 1995 Employee Stock Option Plan and exercisable within sixty days of March 27, 2000.

(4) Includes 81,250 shares of common stock underlying options granted to Mr. Loosmore pursuant to the Company's 1995 Employee Stock Option Plan and exercisable within sixty days of March 27, 2000.

(5) Includes 58,125 shares of common stock underlying options granted to Mr. Jagid pursuant to the Company's 1995 Employee Stock Option Plan and exercisable within sixty days of March 27, 2000.

(6) Includes 58,125 shares of common stock underlying options granted to Mr. Rosansky pursuant to the Company's 1995 Employee Stock Option Plan and exercisable within sixty days of March 27, 2000.

(7) Includes 128,125 shares of common stock underlying options granted to Mr. Ehrman pursuant to the Company's 1995 Employee Stock Option Plan and exercisable within sixty days of March 27, 2000.

(8) Includes 128,125 shares of common stock underlying options granted to Mr. Jagid exercisable within sixty days of March 27, 2000.

(9) Includes 535,000 shares of common stock underlying options granted to such individuals pursuant to the Company's 1995 Employee Stock Option Plan and exercisable within sixty days of March 27, 2000.

1995 Employee Stock Option Plan

     In July 1995, the Company's board of directors adopted the 1995 Employee Stock Option Plan. This plan authorizes the granting of options to purchase up to an aggregate 1,250,000 shares of common stock to key employees and consultants. The options are non-qualified stock options and vest over a period of five years. This plan terminates at the close of business on July 8, 2005.

     As of December 31, 1999, options to purchase 1,233,750 shares of common stock were outstanding under this plan. Options to purchase 337,500 shares (of which an aggregate of 250,000 options are held by directors) are exercisable at $0.80 per share and options to purchase 896,250 shares (of which an aggregate of 546,875 options are held by directors) are exercisable at $1.20 per share.

1999 Stock Option Plan

     In April 1999, the Company's board of directors and stockholders adopted the Company's 1999 Stock Option Plan, pursuant to which, 812,500 shares of common stock are reserved for issuance upon the exercise of options. This plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants.

     The Company's board of directors, or a committee, administers the plan and is authorized, in its discretion, to grant options to all eligible employees of this plan including officers and directors of, and consultants to, the Company. The plan provides for the granting of both incentive stock options and non-qualified stock options. Options can be granted under the plan on terms and at prices as determined by the board of directors, or a committee of the board of directors, except that the exercise price of incentive options will not be less than the fair market value of common stock on the date of grant. In the case of an incentive stock option granted to a stockholder who owns more than 10% of the total combined voting power of all classes of the Company's stock, the per share exercise proceeds will not be less than 110% of the fair market value on the date of grant. The aggregate fair market value, determined on the date of grant, of the shares covered by incentive stock options granted under the plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

     As of December 31, 1999, options to purchase 232,500 shares of common stock are outstanding under this plan. Options to purchase 65,000 shares are exercisable at $7.67 per share and options to purchase 167,500 shares are exercisable at $4.125 per share. All options are held by non-director employees.

1999 Director Option Plan

     Non-employee directors are entitled to participate in the 1999 Director Option Plan. This plan was adopted by the board of directors and approved by the stockholders in April 1999. This plan has a term of ten years, unless terminated sooner by the board. A total of 300,000 shares of common stock have been reserved for issuance under this plan.

     This plan provides for the automatic grant of 15,000 shares of common stock to each non-employee director at the time he or she is first elected to the board of directors. He or she will automatically be granted a subsequent option to purchase 5,000 shares on the first day of each fiscal quarter, if on such date he or she has served on the board for at least six months. Each option grant under this plan will have a term of 10 years and will vest on a cumulative monthly basis over a four-year period. The exercise price of all options will be equal to the fair market value of the common stock on the date of grant.

     As of December 31, 1999, options to purchase 15,000 shares of common stock at $7,375 per share are outstanding under this plan.

Item 12.  Certain Relationships and Related Transactions

     During the years ended December 31, 1998 and 1999, the Company purchased approximately $33,000 and $262,000, respectively, of components from a company where two of the Company's directors were directors in 1998 and one of the Company's directors continued to be a director. Additionally, at December 31, 1999 $95,000 remained open under a purchase order issued in 1998.

     The Company believe that this transaction was fair and reasonable to it and was on terms no less favorable than could have been obtained from unaffiliated third parties. The Company cannot offer assurance, however, that future transactions or arrangements between it and affiliates will continue to be advantageous to the Company, that conflicts of interest will not arise with respect thereto, or that if conflicts do arise, they will be resolved in a manner favorable to the Company. Any such future transactions will be on terms no less favorable to the Company than could be obtained from unaffiliated parties and will be approved by the Company's compensation committee.

Item 13.  Exhibits, Lists and Reports on Form 8-K

     (a) Exhibits

     The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

Number            Description of Exhibit

3.1    Amended and Restated Certificate of Incorporation.

3.2    Amended and Restated By-Laws.

4.1    Specimen Certificate of the Company's Common Stock.

4.2 Form of Underwriter's Warrant Agreement, including Form of Warrant Certificate.

10.1 Agreement between the Company and the United States Postal Service: Offer and Award Standard dated August 22, 1997, as modified on May 12, 1998, September 8, 1998 and March 5, 1999. 10.2 Federal Supply Service Information Technology Schedule Award effective April 15, 2005.

10.3 Form of Employment Agreement between the Company and its executive officers.

10.5   1995 Non-Qualified Stock Option Plan.

10.6   1999 Stock Option Plan.

10.7   Form of Indemnification Agreement.

10.8   1999 Director Stock Option Plan.

10.9 Office Lease dated November 4, 1999 between the Company and Venture Hackensack Holding, Inc.

23.1   Consent of Richard A. Eisner & Company, LLP.

27.1   Financial Data Schedule.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               I.D. SYSTEMS, INC.


                               By:      /s/ Kenneth S. Ehrman
                                        ---------------------------------------
                                        Kenneth S. Ehrman
                                        President (Principal Executive Officer)

                               By:      /s/ Ned Mavrommatis
                                        ---------------------------------------
                                        Ned Mavrommatis
                                        Chief   Financial   Officer
                                        (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-KSB is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                           Date

 /s/ Kenneth S. Ehrman            President and Director          March 27, 2000
---------------------------
Kenneth S. Ehrman

 /s/ Jeffrey M. Jagid             Chief Operating Officer         March 27, 2000
---------------------------       and Director
Jeffrey M. Jagid

 /s/ N. Bert Loosmore             Executive VP of Technology      March 27, 2000
---------------------------        and Director
N. Bert Loosmore

 /s/  Bruce Jagid                 Director                        March 27, 2000
---------------------------
Bruce Jagid

 /s/ Martin G. Rosansky           Director                        March 27, 2000
---------------------------
Martin G. Rosansky

/s/ Lawrence Burstein             Director                        March 27, 2000
----------------------------
Lawrence Burstein

                                  EXHIBIT INDEX


Number                       Description                                    Page
------                       -----------                                    ----
3.1    Amended and Restated Certificate of Incorporation of
       the Company (incorporated herein by reference to the
       Company's Form SB-2 filed with the Commission on June
       30, 1999).                                                              X

3.2    Amended and Restated By-Laws of the Company
       (incorporated herein by reference to the Company's
       Form SB-2 filed with the Commission on June 30, 1999).                  X

4.1    Specimen Certificate of the Company's Common Stock
       (incorporated herein by reference to the Company's
       Form SB-2 filed with the Commission on June 30, 1999).                  X

4.2    Form of Underwriter's Warrant Agreement, including
       Form of Warrant Certificate (incorporated herein by
       reference to the Company's Form SB-2 filed with the
       Commission on June 30, 1999).                                           X

10.1   Agreement between the Registrant and the United
       States Postal Service: Offer and Award Standard dated
       August 22, 1997, as modified on May 12, 1998,
       September 8, 1998, and March 5, 1999 (incorporated
       herein by reference to the Company's Form SB-2 filed
       with the Commission on June 30, 1999).                                  X

10.2   Federal Supply Service Information Technology
       schedule Award effective April 16, 1999 through April
       15, 2004 (incorporated herein by reference to the
       Company's Form SB-2 filed with the Commission on June
       30, 1999).                                                              X

10.3   Form of Employment Agreement between the Company and
       its executive officers (incorporated herein by
       reference to the Company's Form SB-2 filed with the
       Commission on June 30, 1999).                                           X

10.5   1995 Non-Qualified Stock Option Plan (incorporated
       herein by reference to the Company's Form SB-2 filed
       with the Commission on June 30, 1999).                                  X

10.6   1999 Stock Option Plan (incorporated herein by
       reference to the Company's Form SB-2 filed with the
       Commission on June 30, 1999).                                           X

10.7   Form of Indemnification Agreement (incorporated
       herein by reference to the Company's Form SB-2 filed
       with the Commission on June 30, 1999).                                  X

10.8   1999 Director Option Plan (incorporated herein by
       reference to the Company's Form SB-2 filed with the
       Commission on June 30, 1999).                                           X

10.9   Office Lease dated November 4, 1999 between the
       Company and Venture Hackensack Holding, Inc.                           48

23.1   Consent of Richard A. Eisner & Company, LLP.                           49

27.1   Financial Data Schedule.                                               50