Form 10KSB/A
period 1999-12-31
ID SYSTEMS INC
filed 2000-04-24
CIK 49615

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-KSB/A

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


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No_____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __x__

State issuer's revenues for its most recent fiscal year = $5,555,000

The aggregate market value of the Common Stock held by nonaffiliates of the Issuer was approximately $42,500,000 based upon the last sales price of such stock on March 27, 2000, as disclosed on The NASDAQ Small Cap Market (IDSY).


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS


PART I
         Item 1.  Description of Business.........................................................................1
         Item 2.  Description of Properties......................................................................11
         Item 3.  Legal Proceedings..............................................................................11
         Item 4.  Submission of Matters to a Vote of Security Holders............................................11

PART II

         Item 5.  Market For the Registrant's Common Equity and Related Stockholder Matters......................12
         Item 6.  Management's Discussion and Analysis...........................................................12
         Item 7.  Financial Statements...........................................................................18
         Item 8.  Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure............................................................35

PART III

         Item 9.    Directors and Executive Officers of the Registrant...........................................36
         Item 10.  Executive Compensation........................................................................38
         Item 11.  Security Ownership of Certain Beneficial Owners and Management................................40
         Item 12.  Certain Relationships and Related Transactions................................................43
         Item 13.  Exhibits, List and Reports on Form 8-K........................................................44

Exhibit Index 46.................................................................................................46

                                     PART I

Item 1.  Description of Business

     I.D. Systems, Inc. is a leading provider of wireless solutions which designs, develops, and produces innovative wireless monitoring and tracking solutions that utilize its patented radio frequency-based system and Internet-based data management technology. The Company's products are designed to enable users to improve operating efficiencies, reduce costs, and increase profits. Its principal customers include DaimlerChrysler Corporation, Dana Commercial Credit Corporation, a wholly owned subsidiary of Dana Corporation, Federal Express Corporation, Ford Motor Company, General Motor Corporation, Hallmark Cards, Inc., QVC Inc., Union Pacific Railroad a subsidiary of Union Pacific Corporation and the United States Postal Service.

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

Customers

     The Company's customers include DaimlerChrysler Corporation, Dana Commercial Credit Corporation, a wholly owned subsidiary of Dana Corporation, Federal Express Corporation, Ford Motor Company, General Motors Corporation, Hallmark Cards, Inc., QVC Inc., Union Pacific Railroad, a subsidiary of Union Pacific Corporation, and the United States Postal Service.

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

     Results of Operations

     The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                        Year Ended
                                                       December 31,
                                                 -----------------------
                                                    1998         1999
                                                 ---------     ---------

Revenues                                             100.0%        100.0%
Cost of revenues                                      49.1          57.0
                                                 ---------     ---------

Gross profit                                          50.9          43.0
Selling, general and administrative expenses          32.6          38.2
Research and development expenses                      1.9           4.2
                                                 ---------     ---------

Income from operations                                16.4           0.6
Interest income                                        0.7           6.7
Interest expense                                      (1.4)         (0.9)
                                                 ---------     ---------

Income before taxes                                   15.7           6.4
Income tax provision                                   1.4           2.7
                                                 ---------     ---------

Historical net income                                 14.3           3.7
                                                 =========     =========

Historical net income                                 14.3
Pro forma income taxes                                 5.8
                                                 ---------

Pro forma net income                                   8.5
                                                 =========

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


Item 7.  Financial Statements
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




/s/ Richard A. Eisner & Company, LLP

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
                                                                   ------------

                                                                     15,139,000
                                                                   ------------

                                                                   $ 15,823,000
                                                                   ============

See notes to financial statements

                               I.D. Systems, Inc.
                            Statements of Operations

                                                               Year Ended December 31,
                                                          -----------------------------
                                                              1998              1999
                                                          -----------       -----------
Revenues                                                  $ 3,324,000       $ 5,555,000
Cost of revenues                                            1,633,000         3,167,000
                                                          -----------       -----------

Gross profit                                                1,691,000         2,388,000
Selling, general and administrative expenses                1,083,000         2,121,000
Research and development expenses                              64,000           232,000
                                                          -----------       -----------

Income from operations                                        544,000            35,000
Interest income                                                25,000           374,000
Interest expense                                              (48,000)          (53,000)
                                                          -----------       -----------

Income before taxes                                           521,000           356,000
Income tax provision                                           45,000           149,000
                                                          -----------       -----------

Historical net income                                     $   476,000       $   207,000
                                                          ===========       ===========

Net income per share - basic                                                   $.05
                                                                               ====

Net income per share - diluted                                                 $.04
                                                                               ====

Historical net income                                         476,000
Pro forma income taxes                                        192,000
                                                          -----------

Pro forma net income                                      $   284,000
                                                          ===========

Pro forma net income per share - basic                        $.08
                                                              ====

Pro forma net income per share - diluted                      $.08
                                                              ====

Weighted average common shares outstanding -
  basic income per share                                    3,414,000         4,545,000
Effect of potential common shares from exercise
  of options                                                  365,000         1,021,000
                                                          -----------       -----------

Weighted average common shares outstanding -
  diluted income per share                                  3,779,000         5,566,000
                                                          ===========       ===========


See notes to financial statements

                               I.D. Systems, Inc.
                  Statements of Changes in Stockholders' Equity


                                                    Common Stock
                                                --------------------
                                                  Number                   Additional
                                                    of                      Paid-in      Accumulated     Stockholders'
                                                  Shares      Amount        Capital        Deficit           Equity
                                                ---------    -------     -----------     -----------      -----------
BALANCE - JANUARY 1, 1998                       3,414,000    $34,000     $ 1,653,000     $(1,155,000)     $   532,000
Net income for the year ended
   December 31, 1998                                                                         476,000          476,000
                                                ---------    -------     -----------     -----------      -----------

BALANCE - DECEMBER 31, 1998                     3,414,000     34,000       1,653,000        (679,000)       1,008,000
Shares issued pursuant to initial public
   offering                                     2,300,000     23,000      13,898,000                       13,921,000
Shares issued pursuant to exercise of
   stock options                                    3,000                      3,000                            3,000
Net income for the year ended
   December 31, 1999                                                                         207,000          207,000
                                                ---------    -------     -----------     -----------      -----------

BALANCE - DECEMBER 31, 1999                     5,717,000    $57,000     $15,554,000     $  (472,000)     $15,139,000
                                                =========    =======     ===========     ===========      ===========






See notes to financial statements

                               I.D. Systems, Inc.
                            Statements of Cash Flows


                                                                                              Year Ended December 31,
                                                                                            --------------------------
                                                                                               1998            1999
                                                                                            ---------      -----------
Cash flows from operating activities:
   Net income                                                                               $ 476,000      $   207,000
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                          39,000           57,000
        Amortization of debt discount                                                          14,000           44,000
        Deferred taxes                                                                         45,000           18,000
        Deferred rent expense                                                                  38,000            4,000
        Changes in:
           Accounts receivable                                                               (601,000)        (139,000)
           Unbilled receivables                                                                               (962,000)
           Inventory                                                                           33,000         (123,000)
           Prepaid expenses and other assets                                                    1,000         (455,000)
           Accounts payable and accrued expenses                                              266,000          222,000
           Income taxes payable                                                                                 45,000
           Deferred revenue                                                                   545,000         (545,000)
                                                                                            ---------      -----------

              Net cash provided by (used in) operating activities                             856,000       (1,627,000)
                                                                                            ---------      -----------

Cash flows from investing activities:
   Purchase of fixed assets                                                                   (76,000)        (213,000)
   Purchases of investments                                                                                 (6,005,000)
                                                                                            ---------      -----------

              Net cash used in investing activities                                           (76,000)      (6,218,000)
                                                                                            ---------      -----------

Cash flows from financing activities:
   Payment of lease obligations                                                                (6,000)         (11,000)
   Receipt of amount due from stockholder                                                                       23,000
   Payment of stockholder loans                                                               (50,000)        (200,000)
   Proceeds from exercise of stock options                                                                       3,000
   Net proceeds from sale of stock in initial public offering                                               13,921,000
                                                                                            ---------      -----------

              Net cash provided by (used in) financing activities                             (56,000)      13,736,000
                                                                                            ---------      -----------

Net increase in cash and cash equivalents                                                     724,000        5,891,000
Cash and cash equivalents - January 1                                                         406,000        1,130,000
                                                                                            ---------      -----------


See notes to financial statements

                               I.D. Systems, Inc.
                      Statements of Cash Flows (continued)


Cash and cash equivalents - December 31                                      $ 1,130,000     $ 7,021,000
                                                                             ===========     ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                    $    31,000     $    37,000
   Cash paid for income taxes                                                                $    98,000

Supplemental disclosure of noncash financing information:
   Equipment acquired pursuant to capital lease obligations                  $    19,000     $    31,000







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

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 1999


Note B - Summary of Significant Accounting Policies  (continued)

       interpretations.  The Company has adopted the disclosure-only  provisions
       of  Statement  of  Financial   Accounting  Standards  ("SFAS")  No.  123,
       "Accounting for Stock- Based Compensation."

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

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 1999


Note D - Fixed Assets

Fixed assets are stated at cost and, at December 31, 1999, are summarized as follows:

           Laboratory equipment                                $   58,000
           Computer software                                       39,000
           Computer hardware                                      119,000
           Furniture and fixtures                                 120,000
           Leasehold improvements                                  25,000
           Equipment under capital lease                           70,000
                                                               ----------
                                                                  431,000

           Accumulated depreciation and amortization             (124,000)
                                                               ----------
                                                               $  307,000
                                                               ==========

Note E - Equipment Lease Obligations

The Company leases equipment under various agreements with original terms of 36 to 60 months and accounts for these leases as capital leases. The net book value of the equipment held under capital leases was approximately $27,000 at December 31, 1999.

Future lease payments as of December 31, 1999 are as follows:

               YEAR ENDING
               DECEMBER 31,
               ------------

                 2000                                          $  18,000
                 2001                                             17,000
                 2002                                             15,000
                 2003                                              4,000
                                                               ---------

                                                                  54,000
           Amount representing interest                            8,000
                                                               ---------

           Present value of future lease payments                 46,000
           Amount due within one year                             14,000
                                                               ---------
                                                               $  32,000
                                                               =========

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

       In June 1999, the Company sold 2,300,000 shares of its common stock in an initial public offering. In connection therewith, the Company received net proceeds of $13,921,000

       In June 1999, the Company increased the number of common shares authorized to 15,000,000.

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

       A summary of the status of the Company's stock options as of December 31, 1998 and 1999 and changes during the years ending on those dates, is presented below:

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 1999


Note F - Stockholders' Equity (continued)

                                                                 1998                                  1999
                                                    ------------------------------        ----------------------------
                                                                       Weighted                            Weighted
                                                                        Average                            Average
                                                     Shares         Exercise Price          Shares      Exercise Price
                                                    ---------       --------------        ---------     --------------
       Outstanding at beginning of year               800,000           $1.03             1,238,000         $1.09
       Granted                                        438,000            1.20               275,000          5.18
       Exercised                                                                             (3,000)         1.20
       Forfeited                                                                            (31,000)         4.16
                                                    ---------                             ---------

       Outstanding at end of year                   1,238,000            1.09             1,479,000          1.79
                                                    =========                             =========

       Exercisable at end of year                     330,000            0.95               574,000          1.01
                                                    =========                             =========

     As of December 31, 1999, there were 881,000 options available for grant under the Company's stock option plans.

     The following table summarizes information about stock options at December 31, 1999:

                                            Options Outstanding                         Options Exercisable
                              -----------------------------------------------       --------------------------
                                 Number            Weighted                           Number
                              Outstanding          Average           Weighted       Exercisable       Weighted
                                   at              Remaining          Average            at            Average
               Exercise       December 31,        Contractual        Exercise       December 31,      Exercise
                Prices            1999               Life              Price            1999            Price
             ------------     ------------        -----------        --------       ------------      --------
             $0.80                 338,000          6 years           $0.80              270,000        $0.80
              1.20                 894,000          8 years            1.20              304,000         1.20
              4.13                 167,000         10 years            4.13
              7.38 - 7.67           80,000         10 years            7.61
             ------------        ---------                                               -------
                                 1,479,000          8 years            1.79              574,000         1.01
                                 =========                                               =======

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

       The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 1999


Note G - Income Taxes and Pro Forma Income Taxes (continued)

                                                                       Year Ended
                                                               ---------------------------
                                                                      December 31,
                                                                   1998           1999
                                                               ------------   ------------
         Income taxes at the federal statutory rate            $    177,000   $    121,000
         State and local income taxes, net of effect on
            federal taxes                                            60,000         33,000
         Effect of S corporation status                            (192,000)
         Other                                                                      (5,000)
                                                               ------------   ------------
                                                               $     45,000   $    149,000
                                                               ============   ============

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

         Deferred:
            Federal                                            $   145,000
            State                                                   47,000
                                                               -----------
         Pro forma taxes (benefit) on income                   $   192,000
                                                               ===========


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

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 1999


Note H - Commitments and Other Matters (continued)

                                      Current           New
                                     Facility        Facility          Other           Total
                                   ------------   -------------    -----------     --------------
         2000                      $    117,000   $     311,000    $    36,000     $      464,000
         2001                           126,000         373,000         16,000            515,000
         2002                           129,000         373,000                           502,000
         2003                            32,000         373,000                           405,000
         2004                                           373,000                           373,000
         Thereafter                                   2,255,000                         2,255,000
                                   ------------   -------------    -----------     --------------
                                   $    404,000   $   4,058,000    $    52,000     $    4,514,000
                                   ============   =============    ===========     ==============

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

     None.

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

         ----------
         (1) Member of the Compensation and Audit Committees


     Kenneth S. Ehrman is a founder of the Company and has been its President and Director since inception in 1993. He graduated from Stanford University in 1991 with a Bachelor of Science in Industrial Engineering after studying Management, Production and Finance. Upon his graduation, and until the inception of the Company in 1993, Mr. Ehrman worked as a production manager with a Silicon Valley networking company. Mr. Ehrman is Michael L. Ehrman's brother.

     Jeffrey M. Jagid has been Chief Operating Officer, General Counsel and a Director of the Company since he joined the Company in 1995. Mr. Jagid received a Bachelor of Business Administration from Emory University in 1991 and a Juris Doctor degree from the Benjamin N. Cardozo School of Law in 1994. Prior to joining the Company, Mr. Jagid was a corporate litigation associate at the law firm of Tannenbaum Helpern Syracuse & Hirschtritt LLP, in New York City. He is a member of the Bar of the States of New York and New Jersey. Mr. Jagid is Bruce Jagid's son.

     N. Bert Loosmore is a founder of the Company and has served as its Executive Vice President of Technology since August 1999. Prior to that, since inception, he served as the Company's Executive Vice President of Engineering. Mr. Loosmore has been a Director of the Company since inception. He graduated from Stanford University in 1991 with a Bachelor of

Science in Electrical Engineering after concentrating in computer hardware and software, including microprocessor design. From 1991 to 1992, he worked at International Business Machines, Inc. as a Design and Test Engineer and later as a Production Engineer. From 1992 until the Company's inception, Mr. Loosmore was a Production Engineer at a Silicon Valley networking company.

     Michael L. Ehrman has served as the Company's Executive Vice President of Engineering since August 1999. From 1995 when he joined the Company until then, he served as its Executive Vice President of Software Development. He served as a director of the Company from the date he joined the Company until April 1999. Mr. Ehrman graduated from Stanford University in 1994 with a Master of Science in Engineering Economics Systems, as well as a Bachelor of Science in Computer Systems Engineering. Upon his graduation in 1994, Mr. Ehrman was employed as a Consultant by Anderson Consulting in New York. Mr. Ehrman is Kenneth Ehrman's brother.

     Ned Mavrommatis has served as the Chief Financial Officer since joining the Company in August 1999. Prior to joining the Company, he was a Senior Manager at the accounting firm of Richard A. Eisner & Company L.L.P. where he was a member of the New Media/Technology Group in the public company practice. Mr. Mavrommatis received a Bachelor of Business Administration degree from Bernard
M. Baruch College, The City University of New York in 1993. He is a member of The New York State Society of Certified Public Accountants and The American Institute of Certified Public Accountants.

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

     Martin G. Rosansky is a founder of the Company and has served as its Secretary and as a Director of the Company since inception. In March 1991, Mr. Rosansky co-founded and served as the Vice Chairman of Ultralife Batteries, Inc. Prior to Mr. Rosansky's involvement with Ultralife, he co-founded Power Conversion, Inc. and was its Chairman of the Board, Secretary and Treasurer from 1970 to January 1989. Mr. Rosansky earned a Bachelor of Science in Mechanical Engineering from Polytechnic Institute of Brooklyn in 1960.

     Lawrence Burstein has served as a Director of the Company since June of 1999. Since March 1996, Mr. Burstein has served as President and director of Unity Venture Capital Associates, Ltd., a private investment company. From January 1982 to March 1996, Mr. Burstein was Chairman of the Board and a principal stockholder of Trinity Capital Corporation, a private investment company. Mr. Burstein is a director of THQ, Inc., Brazil Fast Food Corp.,

CAS Medical Systems, Inc., Quintel Communications, Inc. and Medical Nutrition Inc. Mr. Burstein received a Bachelor of Arts in Economics from the University of Wisconsin and a Bachelor of Law from Columbia Law School.

     All directors currently hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. The Company's executive officers serve at the discretion of the Board of Directors and until their successors are duly elected and qualified.


Item 10.  Executive Compensation

Summary Compensation Table

     The following table sets forth the compensation paid or accrued, for the fiscal years ended December 31, 1999, 1998 and 1997, for the Company's President and four most highly compensated executive officers other than its President (the "Named Officers"), whose salary and bonus were in excess of $100,000.

                                                                                Long-Term
                                              Annual Compensation               Compensation Awards ($)
                                              -----------------------------------------------------------------
                                                                                Restricted     Securities
Name   and  Principal                                                              Stock       Underlying
Position                           Year       Salary ($)      Bonus ($)            Award       Options/SARs (#)
---------------------              ----       ---------       --------          -----------    ----------------
Kenneth S. Ehrman,                 1999       $114,500        $12,000                --               --
President                          1998       $ 80,000        $40,000                --               --
                                   1997       $ 65,000             --                --               --

Jeffrey M. Jagid, Chief            1999       $114,500        $12,000                --               --
 Operating Officer and             1998       $ 80,000        $40,000                --               --
 General Counsel                   1997       $ 65,000             --                --               --


N. Bert Loosmore,                  1999       $109,000        $24,000                --               --
Executive Vice President of        1998       $ 80,000        $40,000                --               --
Technology                         1997       $ 65,000             --                --               --

Michael L. Ehrman,                 1999       $109,000        $24,000                --               --
Executive Vice President of        1998       $ 80,000        $40,000                --               --
Engineering                        1997       $ 65,000             --                --               --


Ned Mavrommatis,                   1999       $ 34,000             --                --               --
Chief Financial Officer (1)

----------
(1) Mr. Mavrommatis joined the Company in August 1999; his annualized salary would have been $100,000.

Options Grants in Last Fiscal Year

     No options were exercised by the Company's President or Named Officers during the year ended December 31, 1999; 40,000 options exercisable at $4.125 per share were granted to Ned Mavrommatis during the year ended December 31, 1999.


Employment Agreements

     In June 1999, the Company entered into three-year employment agreements, renewable upon mutual consent, with Kenneth Ehrman, Jeffrey Jagid, N. Bert Loosmore and Michael Ehrman. Pursuant to the agreements, Messrs. Ehrman and Jagid are each entitled to base salaries of $108,000 and Messrs. Loosmore and Ehrman are each entitled to base salaries of $96,000. Each employment agreement also provides that the employee is entitled to a bonus as determined by the board of directors, from time to time, and options under the Company's 1999 Stock Option Plan.

     In the event of change in control of the Company, each employee is entitled to a lump sum payment equal to the greater of one year's salary or the base salary and benefits that would have been received by the employee if he had remained employed by the Company the remainder of the three year term.

     The employment agreements may be terminated for cause and contain confidentiality and non-competition provisions prohibiting the employee from competing against the Company and disclosing trade secrets and other proprietary information.

Director Compensation

     The Company reimburses its directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company but does not pay its directors any fees for board participation.

     Non-employee directors are entitled to participate in the 1999 Director Option Plan. This plan was adopted by the board of directors and approved by the stockholders in April 1999 and has a term of ten years, unless terminated sooner by the board. A total of 300,000 shares of common stock have been reserved for issuance under this plan. The 1999 Director Option Plan provides for the automatic grant of 15,000 shares of common stock to each non-employee director at the time he or she is first elected to the board of directors and an automatic grant of an option to purchase 5,000 shares on the first day of each fiscal quarter, if on such date he or she has served on the board for at least six months. Each option grant has a term of 10 years and vests on a cumulative monthly basis over a four-year period. The exercise price of all options will equal the fair market value of the common stock on the date of grant.

     Employee directors are entitled to participate in the 1999 Stock Option Plan. A total of 812,500 shares have been reserved for issuance under the plan. The plan provides for grants of incentive stock options and non-qualified stock options. Options can be granted under the plan on terms and at prices as determined by the board of directors, or a committee of the board of directors, except that the exercise price of incentive options will not be less than the fair market value of common stock on the date of grant. In the case of an incentive stock option granted to a stockholder who owns more than 10% of the total combined voting power of all classes of the Company's stock, the per share exercise proceeds will not be less than 110% of the fair market value on the date of grant. The aggregate fair market value, determined on the date of grant, of the shares covered by incentive stock options granted under the plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit. As of December 31, 1999 no grants have been made to directors under this plan.


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

        --------------------------------------------------------------------------------------------------------
                        Name of Beneficial Owners (l)                     Number of Shares       Percent (2)
        --------------------------------------------------------------------------------------------------------
        Kenneth Ehrman                                                       565,213(3)             9.74%
        --------------------------------------------------------------------------------------------------------
        N. Bert Loosmore                                                     581,875(4)            10.03%
        --------------------------------------------------------------------------------------------------------
        Bruce Jagid                                                          532,825(5)             9.22%
        --------------------------------------------------------------------------------------------------------
        Martin Rosansky                                                      568,663(6)             9.84%
        --------------------------------------------------------------------------------------------------------
        Michael Ehrman                                                       209,650(7)             3.58%
        --------------------------------------------------------------------------------------------------------
        Jeffrey M. Jagid                                                     255,375(8)             4.37%
        --------------------------------------------------------------------------------------------------------
        Austin W. Marxe and David Greenhouse                                 351,300(9)             6.10%
        --------------------------------------------------------------------------------------------------------
        President and Fellows of Harvard College                             375,000(10)            6.60%
        --------------------------------------------------------------------------------------------------------
        All directors and executive offers as a group
        (6 persons)                                                        2,713,601(11)           43.38%
        --------------------------------------------------------------------------------------------------------

----------
(1) Unless otherwise indicated, the address for each named individual or group is in care of the Company, Inc., One University Plaza, 6th Floor Hackensack, NJ 07601.

(2) Unless otherwise indicated, the Company believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after March 27, 2000 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 27, 2000 have been exercised and converted.

(3) Includes 81,250 shares of common stock underlying options granted to Mr. Ehrman pursuant to the Company's 1995 Employee Stock Option Plan and exercisable within sixty days after March 27, 2000.

(4) Includes 81,250 shares of common stock underlying options granted to Mr. Loosmore pursuant to the Company's 1995 Employee Stock Option Plan and exercisable within sixty days after March 27, 2000.

(5) Includes 58,125 shares of common stock underlying options granted to Mr. Jagid pursuant to the Company's 1995 Employee Stock Option Plan and exercisable within sixty days after March 27, 2000.

(6) Includes 58,125 shares of common stock underlying options granted to Mr. Rosansky pursuant to the Company's 1995 Employee Stock Option Plan and exercisable within sixty days after March 27, 2000.

(7) Includes 128,125 shares of common stock underlying options granted to Mr. Ehrman pursuant to the Company's 1995 Employee Stock Option Plan and exercisable within sixty days after March 27, 2000.

(8) Includes 128,125 shares of common stock underlying options granted to Mr. Jagid exercisable within sixty days after March 27, 2000.

(9) Austin W. Marxe and David Greenhouse are officers, directors and members or principal shareholders of MGP Advisers Limited Partnership, a Delaware limited partnership ("MGP"), SST Advisers, L.L.C., a Delaware limited liability company ("SSTA") and AWM Investment Company, Inc., a Delaware corporation ("AWM") MGP is the general partner of and investment adviser to Special Situations Fund III, L.P., a Delaware limited partnership ("SSF III"); SSTA is the general partner of and investment advisor to Special Situations Technology Fund, L.P., a Delaware limited partnership ("SST"); and AWM is the general partner of MGP and the general partner of and investment advisor to Special Situations Cayman Fund, L.P., a Cayman Island limited partnership (the "Cayman Fund"). The Cayman Fund's principal office is c/o CIBC Bank and Trust Company (Cayman) Limited, CIBC Bank Building, P.O. Box 694, Grand Cayman, Cayman islands, British West Indies. The other entities all have their principal office at 153 East 53rd Street, New York, New York 10022. Of the 351,300 shares of Common Stock beneficially owned by Messrs. Marxe and Greenhouse, 241,700 (4.2%) shares are owned by SSF III; 34,300 (0.6%) shares are owned by SST; and 75,300 (1.3%) shares are owned by the Cayman Fund. SSF III, SST, CAY, MGP, SSTA and AWM have sole power to vote or direct the vote and to dispose or to direct the disposition of all securities reported hereby which are respectively beneficially owned by each fund and its investment advisor. Messrs. Marxe and Greenhouse have shared power to vote or to direct the vote of and to dispose or to direct the disposition of securities reported hereby which are beneficially owned by Messrs. Marxe and Greenhouse by virtue of being executive officers of the investment advisors.

(10) Its principal office is c/o Harvard Management company, Inc., 600 Atlantic Avenue, Boston, Massachusetts 02210.

(11) Includes 535,000 shares of common stock underlying options granted to such individuals pursuant to the Company's 1995 Employee Stock Option Plan and exercisable within sixty days after March 27, 2000.

1995 Employee Stock Option Plan

     In July 1995, the Company's board of directors adopted the 1995 Employee Stock Option Plan. This plan authorizes the granting of non-qualified stock options to purchase up to an aggregate 1,250,000 shares of common stock to key employees and consultants. The options vest over a period of five years. The plan will terminate at the close of business on July 8, 2005.

     As of December 31, 1999, options to purchase 1,233,750 shares of common stock were outstanding under the 1995 Employee Stock Option Plan. Options to purchase 337,500 shares (of which an aggregate of 250,000 options are held by directors) are exercisable at $0.80 per share and options to purchase 896,250 shares (of which an aggregate of 546,875 options are held by directors) are exercisable at $1.20 per share.

1999 Stock Option Plan

     In April 1999, the Company's board of directors and stockholders adopted the Company's 1999 Stock Option Plan, pursuant to which, 812,500 shares of common stock are reserved for issuance. It is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants.

     The Company's board of directors, or a committee, administers the plan and is authorized, in its discretion, to grant options to all eligible employees, including officers and directors of, and consultants to, the Company. The plan provides for the granting of both incentive stock options and non-qualified stock options. Options can be granted under the plan on terms and at prices as determined by the board of directors, or a committee of the board of directors, except that the exercise price of incentive options will not be less than the fair market value of common stock on the date of grant. In the case of an incentive stock option granted to a stockholder who owns more than 10% of the total combined voting power of all classes of the Company's stock, the per share exercise proceeds will not be less than 110% of the fair market value on the date of grant. The aggregate fair market value, determined on the date of grant, of the shares covered by incentive stock options granted under the plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

     As of December 31, 1999, options to purchase 232,500 shares of common stock are outstanding under this plan. Options to purchase 65,000 shares are exercisable at $7.67 per share and options to purchase 167,500 shares are exercisable at $4.125 per share. All options are held by non-director employees.

1999 Director Option Plan

     Non-employee directors are entitled to participate in the 1999 Director Option Plan. This plan was adopted by the board of directors and approved by the stockholders in April 1999 and has a term of ten years, unless terminated sooner by the board. A total of 300,000 shares of common stock have been reserved for issuance under this plan.

     This plan provides for the automatic grant of 15,000 shares of common stock to each non-employee director at the time he or she is first elected to the board of directors. He or she will automatically be granted an to purchase 5,000 shares on the first day of each fiscal quarter, if on such date he or she has served on the board for at least six months. Each option grant under this plan will have a term of 10 years and will vest on a cumulative monthly basis over a four-year period. The exercise price of all options will be equal to the fair market value of the common stock on the date of grant.

     As of December 31, 1999 options to purchase 15,000 shares of common stock at $7.375 per share are outstanding under this plan.


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

     The Company believes that these transactions were fair and reasonable to it and were on terms no less favorable than could have been obtained from unaffiliated third parties. The Company cannot offer assurance, however, that future transactions or arrangements between it and affiliates will continue to be advantageous to the Company, that conflicts of interest will not arise with respect thereto, or that if conflicts do arise, they will be resolved in a manner favorable to the Company. Any such future transactions will be on terms no less favorable to the Company than could be obtained from unaffiliated parties and will be approved by the Company's compensation committee.

Item 13. Exhibits, Lists and Reports on Form 8-K

     (a) Exhibits

         The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

Number            Description of Exhibit
------            ----------------------
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

         None.

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



                                     I.D. Systems, Inc.



                                     By: /s/ Kenneth S. Ehrman
                                         ---------------------------------------
                                         Kenneth S. Ehrman
                                         President (Principal Executive Officer)


                                     By: /s/ Ned Mavrommatis
                                         ---------------------------------------
                                         Ned Mavrommatis
                                         Chief Financial Officer
                                         (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-KSB/A is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                     Title                                       Date
---------                                     -----                                       ----
/s/ Kenneth S. Ehrman
------------------------------------
Kenneth S. Ehrman                           President and Director                      April 24, 2000

/s/ Jeffrey M. Jagid                        Chief Operating Officer                     April 24, 2000
------------------------------------        and Director
Jeffrey M. Jagid


/s/ N. Bert Loosmore                        Executive VP of Technology                  April 24, 2000
------------------------------------        and Director
N. Bert Loosmore


/s/ Bruce Jagid                             Director                                    April 24, 2000
------------------------------------
Bruce Jagid


 /s/ Martin G. Rosansky                     Director                                    April 24, 2000
------------------------------------
Martin G. Rosansky


/s/ Lawrence Burstein                       Director                                    April 24, 2000
------------------------------------
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

10.5              1995 Non-Qualified Stock Option Plan (incorporated herein by reference
                  to the Company's Form SB-2 filed with the Commission on June 30, 1999).                   X

10.6              1999 Stock Option Plan (incorporated herein by reference to the Company's
                  Form SB-2 filed with the Commission on June 30, 1999).                                    X

10.7 Form of Indemnification Agreement (incorporated herein by reference to the Company's Form SB-2 filed with the Commission on June 30, 1999). X

10.8              1999 Director Option Plan (incorporated herein by reference to the Company's
                  Form SB-2 filed with the Commission on June 30, 1999).                                    X

10.9              Office Lease dated November 4, 1999 between the Company and Venture
                  Hackensack Holding, Inc...............................................................48

23.1              Consent of Richard A. Eisner & Company, LLP...........................................49

27.1              Financial Data Schedule...............................................................50