Form 10QSB
period 2000-03-31
ID SYSTEMS INC
filed 2000-05-15
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ____________________

Commission File Number:  1-15087

                               I.D. SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)
              Delaware                                  22-3270799
(State or other jurisdiction or              (I.R.S. Employer Identification No)
 incorporation or organization)

               One University Plaza, Hackensack, New Jersey 07601
               (Address of principal executive offices) (Zip Code)

                                 (201) 670-9000
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                    No ___
              ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes ___                    No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on May 10, 2000 was 5,720,625.

                                      INDEX

                               I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.                                 Page
                                                                         ----

    Condensed Balance Sheets as of December 31, 1999
       and March 31, 2000 (unaudited)                                      1

    Condensed Statements of Operations (unaudited)
       for the three months ended March 31, 1999 and 2000                  2

    Condensed Statements of Cash Flows (unaudited)
       for the three months ended March 31, 1999 and 2000                  3

    Notes to Condensed Financial Statements                                4


Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                5



Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  9

Signatures                                                                 9

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                               I.D. Systems, Inc.
                            Condensed Balance Sheets

                                                      December 31, 2000     March 31, 2000
                                                                             (Unaudited)
                                                      -----------------     ---------------
Assets
Cash and cash equivalents                                $  7,021,000    $ 12,245,000
Investments                                                 6,005,000         442,000
Accounts receivable                                           880,000         180,000
Unbilled receivables                                          962,000         879,000
Inventory                                                     123,000         289,000
Deferred taxes                                                 49,000          43,000
Prepaid expenses and other assets                             152,000         172,000
                                                         ------------    ------------

  Total current assets                                     15,192,000      14,250,000

Fixed assets, net                                             307,000         531,000
Other assets                                                  324,000         218,000
                                                         ------------    ------------
                                                         $ 15,823,000    $ 14,999,000
                                                         ============    ============

Liabilities
Accounts payable and accrued expenses                    $    545,000    $    270,000
Capital lease obligations                                      14,000          13,000
Income taxes payable                                           51,000          45,000
                                                         ------------    ------------

  Total current liabilities                                   610,000         328,000

Capital lease obligations                                      32,000          29,000
Deferred rent                                                  42,000          42,000
                                                         ------------    ------------
                                                              684,000         399,000
                                                         ------------    ------------

Stockholders' equity
Preferred Stock; authorized 5,000,000 shares,
  $0.01 par value; none issued                                   --              --
Common Stock, authorized 15,000,000 shares,
  $0.01 par value; issued and outstanding
  5,717,000 shares and 5,720,000 shares, respectively          57,000          57,000
Additional paid in capital                                 15,554,000      15,558,000
Accumulated deficit                                          (472,000)     (1,015,000)
                                                         ------------    ------------
                                                           15,139,000      14,600,000
                                                         ------------    ------------
                                                         $ 15,823,000    $ 14,999,000
                                                         ============    ============

See accompanying notes.

                               I.D. Systems, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)



                                                                    Three months ended
                                                                        March 31,
                                                                 1999                2000
                                                          -------------------- ------------------

Revenues                                                          $ 1,015,000          $ 306,000
Cost of Revenues                                                      606,000            149,000
                                                          -------------------- ------------------

Gross Profit                                                          409,000            157,000
Selling, general and administrative expenses                          392,000            584,000
Research and development expenses                                          --            296,000
                                                          -------------------- ------------------

Income (loss) from operations                                          17,000           (723,000)
Interest income                                                        15,000            181,000
Interest expense                                                      (28,000)            (1,000)
                                                          -------------------- ------------------

Income (loss) before taxes                                              4,000           (543,000)
Income tax provision                                                    2,000                 --
                                                          -------------------- ------------------

Net income (loss)                                                   $   2,000         $ (543,000)
                                                          ==================== ==================



Net income (loss) per share - basic and diluted                     $    0.00         $    (0.09)
                                                          ==================== ==================

Weighted average common shares outstanding-
  basic income per share                                            3,414,000          5,720,000
Effect of potential common shares from exercise
  of options                                                          979,000                 --
                                                          -------------------- ------------------

Weighted average common shares outstanding-
  diluted income per share                                          4,393,000          5,720,000
                                                          ==================== ==================

See accompanying notes

                               I.D. Systems, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                        Three months ended
                                                                              March 31,
                                                                             1999          2000
                                                               -------------------   ------------------
Cash flows from operating activities:
Net income (loss)                                                       $   2,000          $ (543,000)
Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities:
  Depreciation and amortization                                            17,000               23,000
  Amortization of debt discount                                            25,000
  Deferred taxes                                                                                 6,000
  Deferred rent expense                                                     1,000
  Deferred revenue                                                        494,000
  Changes in:
    Accounts receivable                                                    94,000              700,000
    Unbilled receivables                                                                        83,000
    Inventory                                                                                 (166,000)
    Prepaid expenses and other assets                                    (103,000)              86,000
    Income taxes payable                                                                        (6,000)
    Accounts payable and accrued expenses                                 (48,000)            (275,000)
                                                               -------------------   ------------------

        Net cash provided  by (used in) operating                         482,000             (92,000)
        activities
                                                               -------------------   ------------------

Cash flows from investing activities:
  Purchase of fixed assets                                                (49,000)            (247,000)
  Investments maturities                                                                     5,563,000
                                                               -------------------   ------------------

    Net cash (used in) provided by investing activities                   (49,000)           5,316,000
                                                               -------------------   ------------------

Cash flows from financing activities:
  Payment of lease obligations                                             (3,000)              (4,000)
  Proceeds from exercise of stock options                                                        4,000
  Receipt of amount due from stockholders                                  23,000
  Payment of notes payable - stockholders                                (106,000)
  Payment of deferred registration costs                                  (45,000)
                                                               -------------------   ------------------

    Net cash (used in) provided by financing activities                  (131,000)                   --
                                                               -------------------   ------------------

Net increase in cash and cash equivalents                                 302,000            5,224,000
Cash and cash equivalents - beginning of period                         1,130,000            7,021,000
                                                               -------------------   ------------------

Cash and cash equivalents -  end of period                             $1,432,000          $12,245,000
                                                               ===================   ==================

See accompanying notes.

                               I.D. Systems, Inc.

                     Notes to Condensed Financial Statements
                                 March 31, 2000


NOTE A - Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of March 31, 2000, the results of its operations for the three-months periods ended March 31, 1999 and 2000 and cash flows for the three-months periods ended March 31, 1999 and 2000. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in the Company's Annual Report.


NOTE  B - Net Income Per Share of Common Stock

Basic income per share is based on the weighted average number of common shares of outstanding during each period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month period ended March 31, 2000 the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.


NOTE C - Concentration of Customers

One customer accounted for approximately 100% and 53% of the Company's revenues during the three-month periods ended March 31, 1999 and 2000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis of the financial condition and results of operations of I.D. Systems should be read in conjunction with I.D. Systems' financial statements and notes thereto appearing elsewhere herein.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products. The forward-looking statements contained in this MD&A regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors.

The Company was incorporated in August 1993 and began to derive revenues from its initial line of products in March 1995. Revenues are generated from design and engineering fees as well as sales of its system. The Company's revenues relate to the time expended and expertise involved in customizing its system to the needs of each individual customer and related material costs. In the future, the Company intends to generate additional revenues by selling software and hardware upgrades as well as on-going maintenance and support contracts to its existing customers.

The Company's principal customers include DaimlerChrysler Corporation, Dana Commercial Credit Corporation, a wholly-owned subsidiary of Dana Corporation, Federal Express Corporation, Ford Motor Company, General Motors Corporation, Hallmark Cards, Inc., QVC Inc., Union Pacific Railroad, a subsidiary of Union Pacific Corporation and the United States Postal Service.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:



                                                                 Three months ended
                                                                      March 31,
                                                             1999                     2000
                                                      --------------------        --------------

Revenues                                                            100.0%                100.0%
Cost of Revenues                                                     59.7                  48.7
                                                      --------------------        --------------

Gross Profit                                                         40.3                  51.3
Selling, general and administrative expenses                         38.6                 190.8
Research and development expenses                                      --                  96.7
                                                      --------------------        --------------

Income (loss) from operations                                         1.7                (236.2)
Net interest (expense) income                                        (1.3)                 58.8
                                                      --------------------        --------------

Income (loss) before income tax provision                             0.4               (177.4)
Income tax expense                                                    0.2                   --
                                                      --------------------        --------------


Net income (loss)                                                     0.2%              (177.4)%
                                                      ====================        ==============


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

REVENUES. Revenues were $306,000 in the three months ended March 31, 2000 as compared to $1,015,000 in the three months ended March 31, 1999. This decrease was attributable to the completion, during January 2000, of the $7.6 million contract with the United States Postal Service (the "USPS mail tracking contract"). The USPS mail tracking contract provided for the wireless monitoring and tracking of mail in approximately 300 postal facilities. The United States Postal Service accounted for approximately 53% of the Company's revenues during the three months ended March 31, 2000. The USPS mail tracking contract accounted for approximately 14% of the Company's revenue, and new business for the sale to postal facilities of integrated tracking and monitoring systems for forklift trucks and other similar vehicles accounted for 39% of the Company's revenue during the three months ended March 31, 2000. During the three months ended March 31, 1999 the USPS mail tracking contract accounted for 100% of the Company's revenue.

COST OF REVENUES. Cost of revenues were $149,000 in the three months ended March 31, 2000 as compared to $606,000 in the three months ended March 31, 1999. As a percentage of revenues, cost of revenues were 48.7% in the three months ended March 31, 2000 as compared to 59.7% in the three months ended March 31, 1999. This decrease was primarily attributable to an increase in the portion of revenues derived from sources other than the USPS mail tracking contract. Under the USPS mail tracking contract, revenues attributable to materials have lower margins than revenues related to labor. During the three months ended March 31, 1999, approximately 60% of the revenues derived from the USPS mail tracking contract were for materials. Gross profit was $157,000 in the three months ended March 31, 2000 compared to $409,000 in the three months ended March 31, 1999. As a percentage of revenues, gross profit increased to 51.3% in the three months ended March 31, 2000 from 40.3% in the three months ended March 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $584,000 in the three months ended March 31, 2000 as compared to $392,000 in the three months ended March 31, 1999. This increase was attributable to an increase in payroll expense resulting from an increase in personnel hired to accommodate the Company's growth and an increase in occupancy costs due to the Company's relocation to its new headquarters and research and development laboratories during March 2000. As a percentage of revenues, selling, general and administrative expenses increased to 190.8% in the three months ended March 31, 2000 from 38.6% in the three months ended March 31, 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $296,000 in the three months ended March 31, 2000 as compared to $0 in the three months ended March 31, 1999. This increase was attributable to research and development costs related to developing new applications for the Company's products and expanding functionality of existing systems. As a percentage of revenues, research and development expenses increased to 96.7% in the three months ended March 31, 2000 from 0% in the three months ended March 31, 1999.

NET INTEREST (EXPENSE) INCOME. Interest income was $181,000 in the three months ended March 31, 2000 as compared to $15,000 in the three months ended March 31, 1999. This increase was attributable to larger average cash, cash equivalents and short-term investment balances in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 as the Company received the proceeds from its initial public offering in July and August of 1999.

Interest expense was $1,000 in the three months ended March 31, 2000 as compared to $28,000 in the three months ended March 31, 1999. This decrease is attributable to the repayment of stockholder loans during 1999.

NET INCOME (LOSS). Net loss was $543,000 in the three months ended March 31, 2000 as compared to net income of $2,000 in the three-month period ended March 31, 1999. This was due primarily to the reasons described above.

Liquidity and Capital Resources

As of March 31, 2000, the Company had $12,687,000 of cash, cash equivalents and short-term investments and $13,922,000 of working capital as compared to $13,026,000 and $14,582,000, respectively, at December 31, 1999.

Net cash used in operating activities was $92,000 for the three months ended March 31, 2000 as compared to net cash provided by operating activities of $482,000 for the three months ended March 31, 1999. Net cash used in operating activities in the three months ended March 31, 2000 was primarily due to the net loss of $543,000, an increase in inventory of $166,000 and a decrease in accounts payable and accrued expenses of $275,000, offset by a decrease in accounts and unbilled receivables of $783,000 and a decrease of prepaid expenses and other assets of $86,000. Net cash provided by operating activities for the three months ended March 31, 1999 was from an increase in deferred revenue of $494,000 and a decrease in accounts receivable of $94,000, partially offset by an increase in prepaid expenses and other assets of $103,000, and a decrease in accounts payable and accrued expenses of $48,000.

Net cash provided by investing activities for the three months ended March 31, 2000 was $5,316,000 as compared to cash used in investing activities of $49,000 for the three months ended March 31, 1999. The cash provided by investing activities was from maturities of short-term investments of $5,563,000 offset by use of cash of $247,000 for the purchase of fixed assets. The use of cash of $49,000 for the three months ended March 31, 1999 reflected capital expenditures for fixed assets.

The net cash used in financing activities of $131,000 for the three months ended March 31, 1999, resulted primarily from a $106,000 repayment of notes payable to stockholders.

The Company believes its operations have not been and, in the foreseeable future, will not be materially adversely affected by inflation or changing prices.

Recently Issued Financial Standards

The Company believes that recently issued financial standards will not have a significant impact on our results of operations, financial position or cash flows.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27.  Financial Data Schedule

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended March 31, 2000.


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            I.D. Systems, Inc.


Dated: May 15, 2000                         By:  /s/ Kenneth S. Ehrman
                                                 ---------------------
                                                 Kenneth S. Ehrman
                                                 President
                                                 (Principal Executive Officer)


Dated: May 15, 2000                         By:  /s/ Ned Mavrommatis
                                                 -------------------
                                                 Ned Mavrommatis
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)