Form 10QSB
period 2000-06-30
ID SYSTEMS INC
filed 2000-08-11
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ____________________

Commission File Number:  1-15087


                               I.D. SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


            Delaware                                         22-3270799
(State or other jurisdiction or                           (I.R.S. Employer
 incorporation or organization)                           Identification No)

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

         Yes __X__                    No _____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes _____                    No _____

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on August 10, 2000 was 5,720,625.

                                      INDEX

                               I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.                                   Page
                                                                           ----

    Condensed Balance Sheets as of December 31, 1999
       and June 30, 2000 (unaudited)                                         1

    Condensed Statements of Operations (unaudited)
       for the three months and six months ended June 30, 1999 and 2000      2

    Condensed Statements of Cash Flows (unaudited)
       for the six months ended June 30, 1999 and 2000                       3

    Notes to Condensed Financial Statements                                  4

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  5

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    9

Signatures                                                                  10

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                               I.D. Systems, Inc.
                            Condensed Balance Sheets

                                                           December 31, 1999     June 30, 2000
                                                                                   (Unaudited)
                                                             ------------         ------------
Assets
Cash and cash equivalents                                    $  7,021,000         $  8,586,000
Investments                                                     6,005,000            3,069,000
Accounts receivable                                               880,000              198,000
Unbilled receivables                                              962,000              768,000
Inventory                                                         123,000              414,000
Deferred taxes                                                     49,000               37,000
Prepaid expenses and other assets                                 152,000              163,000
                                                             ------------         ------------

  Total current assets                                         15,192,000           13,235,000

Fixed assets, net                                                 307,000              609,000
Other assets                                                      324,000              203,000
                                                             ------------         ------------

                                                             $ 15,823,000         $ 14,047,000
                                                             ============         ============

Liabilities
Accounts payable and accrued expenses                        $    545,000         $    313,000
Capital lease obligations                                          14,000               13,000
Income taxes payable                                               51,000               45,000
                                                             ------------         ------------

  Total current liabilities                                       610,000              371,000

Capital lease obligations                                          32,000               26,000
Deferred rent                                                      42,000                7,000
                                                             ------------         ------------

                                                                  684,000              404,000
                                                             ------------         ------------

Stockholders' equity
Preferred Stock; authorized 5,000,000 shares,
  $0.01 par value; none issued
Common Stock, authorized 15,000,000 shares,
  $0.01 par value; issued and outstanding
  5,717,000 shares and 5,720,000 shares, respectively              57,000               57,000
Additional paid in capital                                     15,554,000           15,558,000
Accumulated deficit                                              (472,000)          (1,972,000)
                                                             ------------         ------------

                                                               15,139,000           13,643,000
                                                             ------------         ------------

                                                             $ 15,823,000         $ 14,047,000
                                                             ============         ============

See accompanying notes.

                               I.D. Systems, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                   Three months ended             Six months ended
                                                         June 30,                     June 30,
                                                   1999           2000           1999           2000
                                               -----------    -----------    -----------    -----------
Revenues                                       $ 1,494,000    $   313,000    $ 2,509,000    $   619,000
Cost of Revenues                                   997,000        165,000      1,603,000        314,000
                                               -----------    -----------    -----------    -----------

Gross Profit                                       497,000        148,000        906,000        305,000
Selling, general and administrative expenses       419,000        988,000        811,000      1,572,000
Research and development expenses                   56,000        306,000         56,000        602,000
                                               -----------    -----------    -----------    -----------

Income (loss) from operations                       22,000     (1,146,000)        39,000     (1,869,000)
Interest income                                     13,000        191,000         28,000        372,000
Interest expense                                    (7,000)        (2,000)       (35,000)        (3,000)
                                               -----------    -----------    -----------    -----------

Income (loss) before taxes                          28,000       (957,000)        32,000     (1,500,000)
Income tax provision                                13,000             --         15,000             --
                                               -----------    -----------    -----------    -----------

Net income (loss)                              $    15,000    $  (957,000)   $    17,000    $(1,500,000)
                                               ===========    ===========    ===========    ===========

Net income (loss) per share - basic and
diluted                                        $      0.00    $     (0.17)   $      0.00    $     (0.26)
                                               ===========    ===========    ===========    ===========

Weighted average common shares
outstanding-basic income per share               3,414,000      5,720,000      3,414,000      5,720,000

Effect of potential common shares from
exercise of options                              1,045,000             --      1,017,000             --

                                               -----------    -----------    -----------    -----------

Weighted average common shares
outstanding - diluted income per share           4,459,000      5,720,000      4,431,000      5,720,000
                                               ===========    ===========    ===========    ===========

See accompanying notes

                               I.D. Systems, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                  Six months ended
                                                                      June 30,
                                                                 1999           2000
                                                             -----------    -----------
Cash flows from operating activities:
Net income (loss)                                            $    17,000    $(1,500,000)
Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities:
  Depreciation and amortization                                   34,000         49,000
  Amortization of debt discount                                   30,000
  Deferred taxes                                                                 12,000
  Deferred rent expense                                            2,000        (35,000)
  Deferred revenue                                                80,000
  Changes in:
    Accounts receivable                                          (47,000)       682,000
    Unbilled receivables                                                        194,000
    Deferred contract costs                                     (184,000)
    Inventory                                                                  (291,000)
    Prepaid expenses and other assets                            (10,000)       110,000
    Income taxes payable                                                         (6,000)
    Accounts payable and accrued expenses                        383,000       (232,000)
                                                             -----------    -----------

      Net cash provided  by (used in) operating activities       305,000     (1,017,000)
                                                             -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                                       (76,000)      (351,000)
  Investments maturities                                                      2,936,000
                                                             -----------    -----------

    Net cash (used in) provided by investing activities          (76,000)     2,585,000
                                                             -----------    -----------

Cash flows from financing activities:
  Payment of lease obligations                                    (6,000)        (7,000)
  Proceeds from exercise of stock options                                         4,000
  Receipt of amount due from stockholders                         23,000
  Payment of notes payable - stockholders                       (106,000)
  Payment of deferred registration costs                        (242,000)
                                                             -----------    -----------

    Net cash used in by financing activities                    (331,000)        (3,000)
                                                             -----------    -----------

Net (decrease) increase in cash and cash equivalents            (102,000)     1,565,000
Cash and cash equivalents - beginning of period                1,130,000      7,021,000
                                                             -----------    -----------

Cash and cash equivalents - end of period                    $ 1,028,000    $ 8,586,000
                                                             ===========    ===========

See accompanying notes

                               I.D. Systems, Inc.

                     Notes to Condensed Financial Statements
                                  June 30, 2000


NOTE A - Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of June 30, 2000, the results of its operations for the six-month and three-month periods ended June 30, 1999 and 2000 and cash flows for the six-month periods ended June 30, 1999 and 2000. The results of operations for the six- month and three-month periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in the Company's Annual Report.

NOTE B - Net Income Per Share of Common Stock

Basic income per share is based on the weighted average number of common shares of outstanding during each period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month and six-month periods ended June 30, 2000 the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

NOTE C - Concentration of Customers

One customer accounted for approximately 93% and 41% of the Company's revenues during the six-month periods ended June 30, 1999 and 2000, respectively.

Item 2. Management's Discussion And Analysis

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products. The forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors.

The Company was incorporated in August 1993 and began to derive revenues from its initial line of products in March 1995. Revenues are generated from design and engineering fees, as well as sales of its system. The Company's revenues relate to the time expended and expertise involved in customizing its system to the needs of each individual customer and related material costs. In the future, the Company intends to generate additional revenues by selling software and hardware upgrades as well as by providing on-going maintenance and support contracts to its existing customers.

The Company's principal customers include DaimlerChrysler Corporation, Dana Commercial Credit Corporation, a wholly-owned subsidiary of Dana Corporation, Federal Express Corporation, Ford Motor Company, General Motors Corporation, Hallmark Cards, Inc., Union Pacific Railroad, a subsidiary of Union Pacific Corporation, and the United States Postal Service.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                     Three months ended               Six months ended
                                                           June 30,                       June 30,
                                                     1999            2000           1999             2000
                                                    -------        --------        -------         --------
Revenues                                             100.0%         100.0%          100.0%          100.0%
Cost of Revenues                                      66.7           52.7            63.9            50.7
                                                    -------        --------        -------         --------

Gross Profit                                          33.3           47.3            36.1            49.3
Selling, general and administrative expenses          28.1          315.6            32.3           253.9
Research and development expenses                      3.7           97.8             2.2            97.3
                                                    -------        --------        -------         --------

Income (loss) from operations                          1.5         (366.1)            1.6          (301.9)
Net interest  income                                   0.3           60.4            (0.3)           59.6
                                                    -------        --------        -------         --------

Income (loss) before income tax provision              1.8         (305.7)            1.3          (242.3)
Income tax expense                                     0.8             --             0.6              --
                                                    -------        --------        -------         --------

Net income (loss)                                      1.0%        (305.7)%           0.7%         (242.3)%
                                                    -------        --------        -------         --------

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

REVENUES. Revenues were $313,000 in the three months ended June 30, 2000 as compared to $1,494,000 in the three months ended June 30, 1999. This decrease was attributable to the completion, during January 2000, of the approximately $7.6 million contract with the United States Postal Service (the "USPS mail tracking contract"). The USPS mail tracking contract provided for the delivery of a wireless monitoring and tracking system for mail throughout approximately 300 postal facilities. During the three months ended June 30, 2000, $313,000, or 100%, of the Company's revenues were derived from sources other than the USPS mail tracking contract as compared to approximately $247,000, or 17%, in the three months ended June 30, 1999.

COST OF REVENUES. Cost of revenues were $165,000 in the three months ended June 30, 2000 as compared to $997,000 in the three months ended June 30, 1999. As a percentage of revenues, cost of revenues were 52.7% in the three months ended June 30, 2000 as compared to 66.7% in the three months ended June 30, 1999. This percentage decrease was primarily attributable to an increase in the portion of revenues derived from sources other than the USPS mail tracking contract. Under the USPS mail tracking contract, revenues attributable to materials had lower margins than revenues related to labor. During the three months ended June 30, 1999, approximately 80% of the revenues derived from the USPS mail tracking contract were for materials. Gross profit was $148,000 in the three months ended June 30, 2000 compared to $497,000 in the three months ended June 30, 1999. As a percentage of revenues, gross profit increased to 47.3% in the three months ended June 30, 2000 from 33.3% in the three months ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $988,000 in the three months ended June 30, 2000 as compared to $419,000 in the three months ended June 30, 1999. This increase was attributable to an increase in payroll resulting from an increase in personnel hired to accommodate the Company's growth, as well as the increase in occupancy costs due to the Company's relocation to its new headquarters and research and development laboratories. As a percentage of revenues, selling, general and administrative expenses increased to 315.6% in the three months ended June 30, 2000 from 28.1% in the three months ended June 30, 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses not funded by the Company's customers were $306,000 in the three months ended June 30, 2000 as compared to $56,000 in the three months ended June 30, 1999. This increase was attributable to increased research and development costs related to developing new applications for the Company's products. As a percentage of revenues, research and development expenses increased to 97.8% in the three months ended June 30, 2000 from 3.7% in the three months ended June 30, 1999.

NET INTEREST (EXPENSE) INCOME. Interest income was $191,000 in the three months ended June 30, 2000 as compared to $13,000 in the three months ended June 30, 1999. This increase was attributable to larger average cash, cash equivalents and short-term investment balances in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 as the Company received the proceeds from its initial public offering in August of 1999.

Interest expense was $2,000 in the three months ended June 30, 2000 as compared to $7,000 in the three months ended June 30, 1999. This decrease is attributable to the repayment of stockholder loans during 1999.

NET INCOME (LOSS). Net loss was $957,000 in the three months ended June 30, 2000 as compared to net income of $15,000 in the three-month period ended June 30, 1999. This was due primarily to the reasons described above.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

REVENUES. Revenues were $619,000 in the six months ended June 30, 2000 as compared to $2,509,000 in the six months ended June 30, 1999. This decrease was attributable to the completion of the USPS mail tracking contract. During the six months ended June 30, 2000 approximately $575,000, or 93%, of the Company's revenues were derived from sources other than the USPS mail tracking contract as compared to approximately $247,000, or 10%, in the six months ended June 30, 1999.

COST OF REVENUES. Cost of revenues were $314,000 in the six months ended June 30, 2000 as compared to $1,603,000 in the six months ended June 30, 1999. As a percentage of revenues, cost of revenues were 50.7% in the six months ended June 30, 2000 as compared to 63.9% in the six months ended June 30, 1999. This percentage decrease was primarily attributable to an increase in the portion of revenues derived from sources other than the USPS mail tracking contract. Under the USPS mail tracking contract, revenues attributable to materials had lower margins than revenues related to labor. During the six months ended June 30, 1999, approximately 70% of the revenues derived from the USPS mail tracking contract were for materials. Gross profit was $305,000 in the six months ended June 30, 2000 compared to $906,000 in the six months ended June 30, 1999. As a percentage of revenues, gross profit increased to 49.3% in the six months ended June 30, 2000 from 36.1% in the six months ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,572,000 in the six months ended June 30, 2000 as compared to $811,000 in the six months ended June 30, 1999. This increase was attributable to an increase in payroll resulting from an increase in personnel hired to accommodate the Company's growth, as well as an increase in occupancy costs due to the Company's relocation to its new headquarters and research and development laboratories. As a percentage of revenues, selling, general and administrative expenses increased to 253.9% in the six months ended June 30, 2000 from 32.3% in the six months ended June 30, 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses not funded by the Company's customers were $602,000 in the six months ended June 30, 2000 as compared to $56,000 in the six months ended June 30, 1999. This increase was attributable to increased research and development costs related to developing new applications for the Company's products. As a percentage of revenues, research and development expenses increased to 97.3% in the six months ended June 30, 2000 from 2.2% in the six months ended June 30, 1999.

NET INTEREST (EXPENSE) INCOME. Interest income was $372,000 in the six months ended June 30, 2000 as compared to $28,000 in the six months ended June 30, 1999. This increase was attributable to larger average cash, cash equivalents and short-term investment balances in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 as the Company received the proceeds from its initial public offering in August of 1999.

Interest expense was $3,000 in the six months ended June 30, 2000 as compared to $35,000 in the six months ended June 30, 1999. This decrease is attributable to the repayment of stockholder loans during 1999.

NET INCOME (LOSS). Net loss was $1,500,000 in the six months ended June 30, 2000 as compared to net income of $17,000 in the six-month period ended June 30, 1999. This was due primarily to the reasons described above.

Liquidity and Capital Resources

As of June 30, 2000, the Company had $11,655,000 of cash, cash equivalents and short-term investments and $12,864,000 of working capital as compared to $13,026,000 and $14,582,000, respectively, at December 31, 1999.

Net cash used in operating activities was $1,017,000 for the six months ended June 30, 2000 as compared to net cash provided by operating activities of $305,000 for the six months ended June 30, 1999. Net cash used in operating activities in the six months ended June 30, 2000 was primarily due to the net loss of $1,500,000, an increase in inventory of $291,000 and a decrease in accounts payable and accrued expenses of $232,000, offset by a decrease in accounts and unbilled receivables of $876,000 and a decrease of prepaid expenses and other assets of $110,000. Net cash provided by operating activities for the six months ended June 30, 1999 was from an increase in accounts payable and accrued expenses of $383,000, an increase in deferred revenue of $80,000, partially offset by an increase in deferred contract costs of $184,000 and an increase in accounts receivable of $47,000.

Net cash provided by investing activities for the six months ended June 30, 2000 was $2,585,000 as compared to cash used in investing activities of $76,000 for the six months ended June 30, 1999. The cash provided by investing activities was from maturities of short-term investments of $2,585,000 offset by use of cash of $351,000 for the purchase of fixed assets. The use of cash of $76,000 for the six months ended June 30, 1999 reflected capital expenditures for fixed assets.

The net cash used in financing activities of $331,000 for the six months ended June 30, 1999, resulted primarily from a payment of $242,000 for deferred registration costs and a $106,000 repayment of notes payable to stockholders.

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

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits:

          27.  Financial Data Schedule

(b)       Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        I.D. Systems, Inc.


Dated: August 10, 2000                  By:
                                             -----------------------------------
                                             Jeffrey M. Jagid
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Dated: August 10, 2000                  By:
                                             -----------------------------------
                                             Ned Mavrommatis
                                             Chief Financial Officer
                                             (Principal Accounting Officer)