Form 10QSB
period 2000-09-30
ID SYSTEMS INC
filed 2000-11-14
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X]  No [_]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     Yes [_]  No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on November 14, 2000 was 5,720,625.


                                       A

                                      INDEX

                               I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.                                 Page

     Condensed Balance Sheets as of December 31, 1999
         and September 30, 2000 (unaudited)                                1

     Condensed Statements of Operations (unaudited)
         for the three months and nine months ended
         September 30, 1999 and 2000                                       2

     Condensed Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 1999 and 2000             3

     Notes to Condensed Financial Statements                               4

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                5

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 10

Signatures                                                                11


                                       B

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                               I.D. Systems, Inc.
                            Condensed Balance Sheets

                                                               December 31, 1999         September 30,2000
                                                                                            (Unaudited)
                                                               -----------------         -----------------
Assets
Cash and cash equivalents                                         $  7,021,000              $  4,874,000
Investments                                                          6,005,000                 5,181,000
Accounts receivable                                                    880,000                   301,000
Unbilled receivables                                                   962,000                   763,000
Inventory                                                              123,000                   949,000
Deferred taxes                                                          49,000                    31,000
Prepaid expenses and other assets                                      152,000                   133,000
                                                                  ------------              ------------

  Total current assets                                              15,192,000                12,232,000

Fixed assets, net                                                      307,000                   628,000
Other assets                                                           324,000                   177,000
                                                                  ------------              ------------

                                                                  $ 15,823,000              $ 13,037,000
                                                                  ============              ============

Liabilities
Accounts payable and accrued expenses                             $    545,000              $    644,000
Capital lease obligations                                               14,000                    13,000
Income taxes payable                                                    51,000
                                                                  ------------              ------------

  Total current liabilities                                            610,000                   657,000

Capital lease obligations                                               32,000                    23,000
Deferred rent                                                           42,000                    13,000
                                                                  ------------              ------------

                                                                       684,000                   693,000
                                                                  ------------              ------------

Stockholders' equity
Preferred Stock; authorized 5,000,000 shares,
  $0.01 par value; none issued
Common Stock, authorized 15,000,000 shares,
  $0.01 par value; issued and outstanding
  5,717,000 shares and 5,720,000 shares, respectively                   57,000                    57,000
Additional paid in capital                                          15,554,000                15,558,000
Accumulated deficit                                                   (472,000)               (3,271,000)
                                                                  ------------              ------------

                                                                    15,139,000                12,344,000
                                                                  ------------              ------------

                                                                  $ 15,823,000              $ 13,037,000
                                                                  ============              ============

See accompanying notes.

                               I.D. Systems, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                     Three months ended                    Nine months ended
                                                                        September 30,                         September 30,
                                                                   1999               2000               1999               2000
                                                               -----------        -----------        -----------        -----------
Revenues                                                       $ 1,704,000        $   231,000        $ 4,213,000        $   850,000
Cost of Revenues                                                   914,000            107,000          2,517,000            421,000
                                                               -----------        -----------        -----------        -----------

Gross Profit                                                       790,000            124,000          1,696,000            429,000
Selling, general and administrative expenses                       656,000          1,118,000          1,467,000          2,690,000
Research and development expenses                                   93,000            489,000            149,000          1,091,000
                                                               -----------        -----------        -----------        -----------

Income (loss) from operations                                       41,000         (1,483,000)            80,000         (3,352,000)
Interest income                                                    148,000            185,000            176,000            557,000
Interest expense                                                   (18,000)            (1,000)           (53,000)            (4,000)
                                                               -----------        -----------        -----------        -----------

Income (loss) before taxes                                         171,000         (1,299,000)           203,000         (2,799,000)
Income tax provision                                                71,000               --               86,000               --
                                                               -----------        -----------        -----------        -----------

Net income (loss)                                              $   100,000        $(1,299,000)       $   117,000        $(2,799,000)
                                                               ===========        ===========        ===========        ===========


Net income (loss) per share - basic                            $      0.02        $     (0.23)       $      0.03        $     (0.49)
                                                               ===========        ===========        ===========        ===========

Net income (loss) per share - diluted                          $      0.02        $     (0.23)       $      0.02        $     (0.49)
                                                               ===========        ===========        ===========        ===========


Weighted average common shares
outstanding - basic income per share
                                                                 5,600,000          5,720,000          4,150,000          5,720,000

Effect of potential common shares from
exercise of options
                                                                 1,049,000               --            1,030,000               --
                                                               -----------        -----------        -----------        -----------

Weighted average common shares
outstanding - diluted income per share                           6,649,000          5,720,000          5,180,000          5,720,000
                                                               ===========        ===========        ===========        ===========

See accompanying notes

                               I.D. Systems, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                              Nine months ended
                                                                                September 30,
                                                                           1999                2000
                                                                       ------------       ------------
Cash flows from operating activities:
Net income (loss)                                                      $    117,000       $ (2,799,000)
Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities:
  Depreciation and amortization                                              36,000             83,000
  Amortization of debt discount                                              44,000
  Deferred taxes                                                                                18,000
  Deferred rent expense                                                       3,000            (29,000)
  Deferred revenue                                                         (545,000)
  Changes in:
    Accounts receivable                                                    (360,000)           579,000
    Unbilled receivables                                                                       199,000
    Inventory                                                                                 (826,000)
    Prepaid expenses and other assets                                      (186,000)           166,000
    Income taxes payable                                                                       (51,000)
    Accounts payable and accrued expenses                                   466,000             99,000
                                                                       ------------       ------------

        Net cash used in operating activities                              (425,000)        (2,561,000)
                                                                       ------------       ------------

Cash flows from investing activities:
  Purchase of fixed assets                                                  (98,000)          (404,000)
  Investments maturities                                                                       824,000
                                                                       ------------       ------------

    Net cash (used in) provided by investing                                (98,000)           420,000
activities
                                                                       ------------       ------------

Cash flows from financing activities:
  Payment of lease obligations                                               (8,000)           (10,000)
  Proceeds from exercise of stock options                                                        4,000
  Receipt of amount due from stockholders                                    23,000
  Payment of notes payable - stockholders                                  (200,000)
  Proceeds from initial public offering - net                            13,921,000
                                                                       ------------       ------------

    Net cash provided by (used in) financing activities                  13,736,000             (6,000)
                                                                       ------------       ------------

Net increase (decrease) in cash and cash equivalents                     13,213,000         (2,147,000)
Cash and cash equivalents - beginning of period                           1,130,000          7,021,000
                                                                       ------------       ------------

Cash and cash equivalents - end of period                              $ 14,343,000       $  4,874,000
                                                                       ============       ============

See accompanying notes

                               I.D. Systems, Inc.

                     Notes to Condensed Financial Statements
                               September 30, 2000


NOTE A - Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of September 30, 2000, the results of its operations for the nine-month and three-month periods ended September 30, 1999 and 2000 and cash flows for the nine-month periods ended September 30, 1999 and 2000. The results of operations for the three - month and nine - month periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in the Company's Annual Report.

NOTE  B - Net Income Per Share of Common Stock

Basic income per share is based on the weighted average number of common shares of outstanding during each period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month and nine-month periods ended September 30, 2000 the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.


NOTE C - Concentration of Customers

One customer accounted for approximately 85% and 30% of the Company's revenues during the nine-month periods ended September 30, 1999 and 2000, respectively.


NOTE D - Initial Public Offering

During July and August of 1999 the Company issued and sold 2,300,000 shares of its common stock at $7.00 per share in an initial public offering. The offering provided net proceeds to the Company of approximately $13,921,000.

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

The Company was incorporated in August 1993 and began to derive revenues from its initial line of products in March 1995. Revenues are generated from design and engineering fees, as well as sales of its system. The Company's revenues relate to the time expended and expertise involved in customizing its system to the needs of each individual customer and related material costs. In the future, the Company intends to generate additional revenues by selling software and hardware upgrades as well as by providing on-going maintenance and support and consulting to its existing customers.

The Company's principal customers include DaimlerChrysler Corporation, Dana Commercial Credit Corporation, a wholly-owned subsidiary of Dana Corporation, Federal Express Corporation, Ford Motor Company, General Motors Corporation, Hallmark Cards, Inc., John Deere Welland Works, Union Pacific Railroad, a subsidiary of Union Pacific Corporation, and the United States Postal Service.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                        Three months ended            Nine months ended
                                                           September 30,                September 30,
                                                        1999          2000           1999          2000
                                                       ------        ------         ------        ------
Revenues                                                100.0%        100.0%         100.0%        100.0%
Cost of Revenues                                         53.6          46.3           59.7          49.5
                                                       ------        ------         ------        ------

Gross Profit                                             46.4          53.7           40.3          50.5
Selling, general and administrative expenses             38.5         483.9           34.8         316.5
Research and development expenses                         5.5         211.7            3.5         128.3
                                                       ------        ------         ------        ------

Income (loss) from operations                             2.4        (641.9)           2.0        (394.3)
Net interest  income                                      7.6          79.6            2.9          65.1
                                                       ------        ------         ------        ------

Income (loss) before income tax provision                10.0        (562.3)           4.9        (329.2)
Income tax expense                                        4.2          --              2.1          --
                                                       ------        ------         ------        ------

Net income (loss)                                         5.8%       (562.3)%          2.8%       (329.2)%
                                                       ------        ------         ------        ------

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

REVENUES. Revenues were $231,000 in the three months ended September 30, 2000 as compared to $1,704,000 in the three months ended September 30, 1999. This decrease was attributable to the completion, during January 2000, of the approximately $7.6 million contract with the United States Postal Service (the "USPS mail monitoring contract"). The USPS mail monitoring contract provided for the delivery of a wireless monitoring and tracking system for mail throughout approximately 300 postal facilities. Additionally, during the quarter the
Company devoted its resources to developing and commercializing a new "universal" system of hardware and software, which the Company believes will enhance many aspects of system procurement, the sales cycle, and the implementation process. The Company's initial systems required customization for each separate program, including individualized software configurations, distinct asset connectivity solutions, and non-modular functionality. The new universal system provides interoperable software modules, repeatable, non-intrusive asset interconnectivity, and plug-and play peripheral hardware for modular functionality. While the emphasis placed on developing the universal system had a restrictive effect on new revenues during the quarter, this focus should reap rewards for the Company as leading customers move from pilot phase toward replication mode.

COST OF REVENUES. Cost of revenues were $107,000 in the three months ended September 30, 2000 as compared to $914,000 in the three months ended September 30, 1999. As a percentage of revenues, cost of revenues were 46.3% in the three months ended September 30, 2000 as compared to 53.6% in the three months ended September 30, 1999. This percentage decrease was primarily attributable to an increase in the portion of revenues derived from software development, which generally have higher margins than revenues related to hardware deliveries. Gross profit was $124,000 in the three months ended September 30, 2000 compared to $790,000 in the three months ended September 30, 1999. As a percentage of revenues, gross profit increased to 53.7% in the three months ended September 30, 2000 from 46.4% in the three months ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,118,000 in the three months ended September 30, 2000 as compared to $656,000 in the three months ended September 30, 1999. This increase was attributable to an increase in payroll expenses resulting from an increase in personnel, as well as the increase in occupancy costs due to the Company's relocation to its new headquarters. As a percentage of revenues, selling, general and administrative expenses increased to 483.9% in the three months ended September 30, 2000 from 38.5% in the three months ended September 30, 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses not funded by the Company's customers were $489,000 in the three months ended September 30, 2000 as compared to $93,000 in the three months ended September 30, 1999. This increase was attributable to increased research and development costs related to developing and commercializing a new "universal" system of hardware and software. As a percentage of revenues, research and development expenses increased to 211.7% in the three months ended September 30, 2000 from 5.5% in the three months ended September 30, 1999.

NET INTEREST (EXPENSE) INCOME. Interest income was $185,000 in the three months ended September 30, 2000 as compared to $148,000 in the three months ended September 30, 1999.

Interest expense was $1,000 in the three months ended September 30, 2000 as compared to $18,000 in the three months ended September 30, 1999. This decrease is attributable to the repayment of stockholder loans during 1999.

NET INCOME (LOSS). Net loss was $1,299,000 in the three months ended September 30, 2000 as compared to net income of $100,000 in the three-month period ended September 30, 1999. This was due primarily to the reasons described above.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

REVENUES. Revenues were $850,000 in the nine months ended September 30, 2000 as compared to $4,213,000 in the nine months ended September 30, 1999. This decrease was attributable to the completion of the USPS mail monitoring contract. During the nine months ended September 30, 2000 approximately $806,000, or 95%, of the Company's revenues were derived from sources other than the USPS mail monitoring contract as compared to approximately $719,000, or 17%, in the nine months ended September 30, 1999. During the three months ended
September 30, 2000 the Company devoted its resources to developing and commercializing a new "universal" system of hardware and software, which the Company believes will enhance many aspects of system procurement, the sales cycle, and the implementation process. The Company's initial systems required customization for each separate program, including individualized software configurations, distinct asset connectivity solutions, and non-modular functionality. The new universal system provides interoperable software modules, repeatable, non-intrusive asset interconnectivity, and plug-and play peripheral hardware for modular functionality. While the emphasis placed on developing the universal system had a restrictive effect on new revenues during the quarter, this focus should reap rewards for the Company as leading customers move from pilot phase toward replication mode.


COST OF REVENUES. Cost of revenues were $421,000 in the nine months ended September 30, 2000 as compared to $2,517,000 in the nine months ended September 30, 1999. As a percentage of revenues, cost of revenues were 49.5% in the nine months ended September 30, 2000 as compared to 59.7% in the nine months ended September 30, 1999. This percentage decrease was primarily attributable to an increase in the portion of revenues derived from sources other than the USPS mail monitoring contract. Under the USPS mail monitoring contract, revenues attributable to materials had lower margins than revenues related to labor. Gross profit was $429,000 in the nine months ended September 30, 2000 compared to $1,696,000 in the nine months ended September 30, 1999. As a percentage of revenues, gross profit increased to 50.3% in the nine months ended September 30, 2000 from 40.5% in the nine months ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,690,000 in the nine months ended September 30, 2000 as compared to $1,467,000 in the nine months ended September 30, 1999. This increase was attributable to an increase in payroll expenses resulting from an increase in personnel, as well as an increase in occupancy costs due to the Company's relocation to its new headquarters. As a percentage of revenues, selling, general and administrative expenses increased to 316.5% in the nine months ended September 30, 2000 from 34.8% in the nine months ended September 30, 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses not funded by the Company's customers were $1,091,000 in the nine months ended September 30, 2000 as compared to $149,000 in the nine months ended September 30, 1999. This increase was attributable to increased research and development costs related to developing new applications for the Company's products including a new "universal" system of hardware and software. As a percentage of revenues, research and development expenses increased to 128.3% in the nine months ended September 30, 2000 from 3.6% in the nine months ended September 30, 1999.

NET INTEREST (EXPENSE) INCOME. Interest income was $557,000 in the nine months ended September 30, 2000 as compared to $176,000 in the nine months ended September 30, 1999. This increase was attributable to larger average cash, cash equivalents and short-term investment balances in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 as the Company received the proceeds from its initial public offering in July and August of 1999.

Interest expense was $4,000 in the nine months ended September 30, 2000 as compared to $53,000 in the nine months ended September 30, 1999. This decrease is attributable to the repayment of stockholder loans during 1999.

NET INCOME (LOSS). Net loss was $2,799,000 in the nine months ended September 30, 2000 as compared to net income of $117,000 in the nine-month period ended September 30, 1999. This was due primarily to the reasons described above.

Liquidity and Capital Resources

As of September 30, 2000, the Company had $10,055,000 of cash, cash equivalents and short-term investments and $11,575,000 of working capital as compared to $13,026,000 and $14,582,000, respectively, at December 31, 1999.

Net cash used in operating activities was $2,561,000 for the nine months ended September 30, 2000 as compared to net cash used in operating activities of $425,000 for the nine months ended September 30, 1999. Net cash used in operating activities in the nine months ended September 30, 2000 was primarily due to the net loss of $2,799,000 and an increase in inventory of $826,000, offset by a decrease in accounts and unbilled receivables of $778,000 and a decrease of prepaid expenses and other assets of $166,000. Net cash used in operating activities for the nine months ended September 30, 1999 was from a decrease in deferred revenue of $545,000, an increase in accounts receivable of $360,000 and an increase in prepaid expenses and other assets of $186,000, offset by an increase in accounts payable and accrued expenses of $466,000 and net income of $117,000.

Net cash provided by investing activities for the nine months ended September 30, 2000 was $420,000 as compared to cash used in investing activities of $98,000 for the nine months ended September 30, 1999. The cash provided by investing activities resulted from maturities of short-term investments of $824,000 offset by use of cash of $404,000 for the purchase of fixed assets. The use of cash of $98,000 for the nine months ended September 30, 1999 reflected capital expenditures for fixed assets.

The net cash provided by financing activities of $13,736,000 for the nine months ended September 30, 1999, resulted primarily from $13,921,000 of proceeds from the Company's initial public offering in July and August of 1999 offset by a $200,000 repayment of notes payable to stockholders.

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


                                         I.D. Systems, Inc.


Dated: November 14, 2000                 By: /s/ Jeffrey M. Jagid
                                         -------------------------------------
                                         Jeffrey M. Jagid
                                         Chief Executive Officer
                                         (Principal Executive Officer)


Dated: November 14, 2000                 By: /s/ Ned Mavrommatis
                                         -------------------------------------
                                         Ned Mavrommatis
                                         Chief Financial Officer
                                         (Principal Accounting Officer)