Form 10KSB
period 2000-12-31
ID SYSTEMS INC
filed 2001-03-30
CIK 49615

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                      Commission file number:  1-15087
December 31, 2000

                               I.D. SYSTEMS, INC.
                 (Name of small business issuer in its charter)

Delaware                                                     22-3270799
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


One University Plaza, Hackensack, New Jersey                07601
(Address of Principal Executive Offices)                    (Zip Code)

         Issuer's telephone number, including area code: (201) 670-9000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_] .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

State issuer's revenues for its most recent fiscal year = $945,000.

The aggregate market value of the Common Stock held by nonaffiliates of the Issuer was approximately $21,154,000 based upon the last sales price of such stock on March 28, 2001, as disclosed on The NASDAQ Small Cap Market (IDSY).


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS


PART I

         Item 1.  Description of Business ...................................................................    1
         Item 2.  Description of Properties .................................................................   11
         Item 3.  Legal Proceedings 11
         Item 4.  Submission of Matters to a Vote of Security Holders .......................................   11

PART II

         Item 5.  Market For the Registrant's Common Equity
                   and Related Stockholder Matters ..........................................................   12
         Item 6.  Management's Discussion and Analysis ......................................................   12
         Item 7.  Financial Statements ......................................................................   18
         Item 8.  Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure ......................................................   35

PART III

         Item 9.  Directors and Executive Officers of the Registrant ........................................   36
         Item 10.  Executive Compensation ...................................................................   38
         Item 11.  Security Ownership of Certain Beneficial Owners and Management ...........................   40
         Item 12.  Certain Relationships and Related Transactions ...........................................   42
         Item 13.  Exhibits, List and Reports on Form 8-K ...................................................   43

Exhibit Index ...............................................................................................   46

                                     PART I

Item 1.  Description of Business

     I.D. Systems, Inc. (the "Company"), a Delaware corporation formed in 1993, is a leading provider of end-to-end wireless asset management solutions. The Company designs, develops, and produces innovative wireless monitoring and tracking solutions that utilize its patented radio frequency-based system and Internet-based data management technology. The Company's products are designed to enable users to improve operating efficiencies, reduce costs, and increase profits.

Industry Overview

     Growth of the Automatic Data Collection Market

     The Company's products are targeted to the automatic data collection market. That is, companies that use bar-coding equipment to electronically identify and track objects. Bar coding technology poses numerous limitations including line-of-sight-only capability, required human intervention and inability to monitor and control the item to which a bar code is affixed.

     Conventional Radio Frequency Identification Systems

     Radio frequency identification has been developed to address the problems presented by bar-coding technology. The basic components of any radio frequency identification system are tags and readers. Each tag contains a miniature receiver/transmitter and an antenna, controlled by a computer chip. The reader is a more sophisticated microprocessor controlled transmitter and receiver. Tags typically contain information uniquely identifying the persons or objects to which they are attached. Tags transmit data to a central computer, which decides on a subsequent course of action, such as opening a door, sounding an alarm, debiting an account, sending routing instructions or similar activities.

     Radio frequency has many advantages over bar-coding systems, including greater range and accuracy, reduced line-of-sight requirements, rapid identification and resistance to environmental influences such as dirt, rain and extreme temperatures.

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

The ID System

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

     The main components of the ID System are miniature computers called asset communicators that attach to the objects being tracked or monitored. Each asset communicator has its own unique identification code. Once attached to its assigned  item,  an asset  communicator  provides  for the  two-way  transfer of information using radio transmissions to and from strategically located monitoring devices called system monitors. The two-way communication is accomplished without a central or controlling mainframe computer network. The Company's asset communicators can be tailored to fit the dimension and functions of various objects. This flexibility allows the ID System to be used in a wide variety of applications. The Company has obtained a patent for the ID System's architecture.

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

The ID System Solution and Benefits

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

     o Highly Functional. By providing computer capabilities into the asset communicators and system monitors, the ID System can monitor, track and control the object to which it is attached, as well as control various peripheral devices, such as magnetic card readers, displays, and keypads.

Initial Target Markets

     The Company emphasizes the ID System's ability to adapt to the individual needs of customers in a broad range of industries and applications. By modifying its software without modifying the core technology, the Company can easily and cost-effectively customize the system for a wide variety of uses. Initially, the Company has targeted the following market segments:

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

     Car Rental Companies

     Car rental companies can use the ID System for security, inventory control, and value-added services, as well as to improve overall operations. By attaching asset communicators to rental cars, car rental companies can obtain real-time information regarding all available rental cars at any site. This information may include:

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

Strategy

     The Company's objective is to be the leading provider of wireless solutions. Key elements of the Company's strategy are as follows:

     Expand Product Capabilities and Applications. The Company intends to continue to expand the ID System's capabilities and applications. The Company believes that the fundamental architecture of the ID System can be customized to support additional features and functions, which will broaden the Company's customer base. As part of this strategy, the Company has devoted and will continue to commit significant resources to develop Application Specific Integrated Circuits that decreases the size of the Company's asset communicators as well as increase the functionality of the system.

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

Customers

     Shipping and Delivery Companies

     The United States Postal Service inserts the Company's asset communicators into standard business envelopes which are tracked by system monitors throughout the mail collection and distribution process and then uses the collected data to analyze performance and highlight problem areas in the processing of mail.

     Companies with Fleets of Forklifts and Other Similar Vehicles

     The Company has received orders from the DaimlerChrysler Corporation, Dana Commercial Credit Corporation ("DCC"), Federal Express Corporation, Ford Motor Company, General Motor Corporation, Hallmark Cards, Inc., John Deere, the United States Navy and various United States Postal Bulk Mail Centers to monitor certain of their forklift trucks and other similar vehicles. The Company has also entered into a joint marketing agreement with DCC, one of the largest industrial fleet leasing and management companies in the United States. Under the agreement, DCC will exclusively promote the Company's wireless fleet management systems to its customers in North America. DCC will also actively market the ID System through its existing distribution channels, which include a direct sales force and a network of several hundred industrial equipment dealers. Under the agreement, the Company granted DCC an exclusive option to provide financial services to any customer who finances its acquisition of the Company's products.

     Car Rental Companies

     The Company completed a Pilot Program with Avis Rent-a-Car which automated its car rental and return process. The Pilot Program quantified the benefits of the ID System.

     Railcar and transportation Companies

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

Employees

     The Company currently has thirty-seven full time employees, of which eighteen are engaged in product development and customization, four in project management and customer support, six in operations and manufacturing, five in sales and marketing and four in finance and administration.

Public Offering

     The Company completed an initial public offering of its common stock in August 1999. The offering provided net proceeds to the Company of approximately $13,921,000 from the sale of 2,300,000 shares at $7.00 per share. The Company has been applying the proceeds in accordance with its Prospectus dated June 30, 1999.

Item 2.  Description of Properties

     In November 1999, the Company entered into a lease that expires on March 31, 2010 for its new facility in Hackensack, NJ. The Company occupied the approximately 22,500 square feet in March 2000. The rent is currently $31,060 per month and will increase to $34,835 per month from the 61st month until the end of the lease.

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

        Quarter Ending:                       High              Low
        ---------------                       ----              ---

        1999
        ----
        September 30, 1999                 $  9.500           $5.500
        December 31, 1999                  $  6.500           $4.125

        2000
        ----
        March 31, 2000                     $17.500            $5.625
        June 30, 2000                      $  9.000           $3.500
        September 30, 2000                 $  7.625           $4.875
        December 31, 2000                  $  4.313           $1.750

        2001
        ----
        January 1, 2001 - March 23, 2001   $  5.000           $2.000

     There were approximately 42 registered holders and approximately 1,200 beneficial owners of the Company's Common Stock of record as of March 28, 2001. The Company has not declared or paid dividends on its Common Stock to date and intends to retain future earnings, if any, for use in its business for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with its financial statements and notes thereto appearing elsewhere herein.

     The Company was incorporated in August 1993 and began to derive revenues in March 1995. Revenues are generated from design and engineering fees, as well as sales of the ID System. The Company's revenues relate to the time expended and expertise involved in customizing the ID System to the needs of each individual customer and related material costs. The Company intends to generate additional revenues by selling software and hardware upgrades, as well as on-going maintenance and support contracts to its existing customers.

     Results of Operations

     The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                               Year Ended
                                                               December 31,
                                                             1999         2000
                                                           ------       ------

Revenues                                                    100.0%       100.0%
Cost of revenues                                             57.0         76.4
                                                           ------       ------

Gross profit                                                 43.0         23.6
Selling, general and administrative expenses                 38.2        427.0
Research and development expenses                             4.2        185.3
                                                           ------       ------

Income (loss) from operations                                 0.6       (588.7)
Interest income                                               6.7         75.6
Interest expense                                             (0.9)        (0.5)
                                                           ------       ------

Income (loss) before taxes                                    6.4       (513.6)
Income tax provision (benefit)                                2.7         (3.6)
                                                           ------       ------

Historical net income                                         3.7       (510.0)
                                                           ======       ======


Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

REVENUES. Revenues decreased 83% to $945,000 in the year ended December 31, 2000 from $5,555,000 in the year ended December 31, 1999. This decrease is primarily attributable to the Company's focus on finalizing its technology for volume commercial production, upgrading existing customer deployments and establishing new customer relationships. Revenue was also affected by the completion of the initial letter and package-tracing contract with the United States Postal Service in January, 2000.

COST OF REVENUES. Cost of revenues decreased 77% to $722,000 in the year ended December 31, 2000 from $3,167,000 in the year ended December 31, 1999. As a percentage of revenues, cost of revenues increased to 76% in the year ended December 31, 2000 from 57.0% in the year ended December 31, 1999. This increase is attributable to a $200,000 reserve on inventory recorded during the year. Excluding the reserve, the cost of revenues as a percentage of revenues would be 55% which is comparable to the prior year. Gross profit decreased 91% to $223,000 from $2,388,000 in the year ended December 31, 1999. As a percentage of revenues, gross profit decreased to 24% in the year ended December 31, 2000 from 43.0% in the year ended December 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 90% to $4,035,000 in the year ended December 31, 2000 from $2,121,000 in the year ended December 31, 1999. The increase was attributable to an increase in payroll expenses associated with the Company's concentrated effort on system optimization. As a percentage of revenues, selling, general and administrative expenses increased to 427% in the year ended December 31, 2000 from 38.2% in the year ended December 31, 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 655% to $1,751,000 in the year ended December 31, 2000 from $232,000 in the year ended December 31, 1999. This increase was attributable to increased research and development costs to complete the commercial transition of the Company's technology. This investment has resulted in major improvements in procurement and mass production capability, a reduced sales cycle and quicker time to market following customer orders, an enhanced more user-friendly customer interface and a faster, easier implementation process. As a percentage of revenues, research and development expenses increased to 185.3% in the year ended December 31, 2000 from 4.2% in the year ended December 31, 1999.

NET INTEREST (EXPENSE) INCOME. Interest income was $714.00 in the year ended December 31, 2000 as compared to $374,000 in the year ended December 31, 1999. This increase was attributable to larger average cash and investment balances in the entire year of 2000 as compared to 1999 as the Company received the proceeds from the Company's initial public offering of its common stock.

Interest expense was $5,000 in the year ended December 31, 2000 as compared to $53,000 in the year ended December 31, 1999. This decrease is attributable to amortization of the debt discount of stockholder loans which were repaid in 1999.

INCOME TAXES. Income tax benefit was $34,000 in the year ended December 31, 2000 as compared to income tax expense of $149,000 in the year ended December 31, 1999.

NET INCOME. Net loss was $4,820,000 in the year ended December 31, 2000 as compared to net income of $207,000 in the year ended December 31, 1999. This decrease was due primarily to the reasons described above.

Liquidity and Capital Resources

     As of December 31, 2000, the Company had $8,673,000 of cash, cash equivalents and short-term investments and $9,471,000 of working capital as compared to $13,026,000 and $14,582,000, respectively at December 31, 1999.

     Net cash used in operating activities was $3,902,000 for the year ended December 31, 2000 as compared to net cash used in operating activities of $1,627,000 for the year ended December 31, 1999. Net cash used in operating activities in the year ended December 31, 2000 was primarily due to the net loss of $4,820,000 and an increase in inventory of $625,000 partially offset by a decrease in accounts and unbilled receivables of $1,196,000, a decrease in prepaid expenses and other assets of $205,000 and an increase in accounts payable and accrued expenses of $154,000. Net cash used in operating activities in the year ended December 31, 1999 was primarily due to an increase in accounts and unbilled receivables of $1,101,000, an increase in prepaid expenses and other assets of $455,000, partially offset by an increase in deferred revenue of $545,000, partially offset by an increase in accounts payable and accrued expenses of $222,000 and net income of $207,000.

     Cash used in investing activities for the year ended December 31, 2000 was $24,000 as compared to $6,218,000 for the year ended December 31, 2000. The use of cash in investing activities for the year ended December 31, 1999 was $441,000 for capital expenditures for fixed assets offset by $417,000 of maturities of investments.

     Net cash used in financing activities was $10,000 for the year ended December 31,1999 as compared to net cash used in financing activities of $13,736,000 for the year ended December 31, 1999. Cash used in financing activities for the year ended December 31, 2000 was $14,000 for payment of lease obligations, partially offset by $4,000 of proceeds received from the exercise of stock options.

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

Item 7  Financial Statements
                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 19

Balance sheets as of December 31, 2000                                       20

Statements of operations for the years ended December 31, 2000 and 1999      21

Statements of changes in stockholders' equity for the years ended
 December 31, 2000 and 1999                                                  22

Statements of cash flows for the years ended December 31, 2000 and 1999      23

Notes to financial statements                                                25

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
I.D. Systems, Inc.
Hackensack, New Jersey


We have audited the accompanying balance sheet of I.D. Systems, Inc. as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of I.D. Systems, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 1999 and 2000, in conformity with generally accepted accounting principles.



/s/ Richard A. Eisner & Company, LLP
------------------------------------

New York, New York
March 27, 2001

                               I.D. Systems, Inc.
                                 Balance Sheets
                                December 31, 2000

ASSETS
Current assets:
   Cash and cash equivalents                                       $  3,085,000
   Investments                                                        5,588,000
   Accounts receivable (net of allowance of $48,000)                    297,000
   Unbilled receivables                                                 349,000
   Inventory                                                            748,000
   Prepaid expenses and other current assets                            125,000
                                                                   ------------

      Total current assets                                           10,192,000

Fixed assets -- net                                                     632,000
Other assets                                                            146,000
                                                                   ------------

                                                                   $ 10,970,000

LIABILITIES
Current liabilities:                                               $    699,000
   Accounts payable                                                      14,000
   Capital lease obligations                                              8,000
                                                                   ------------
   Income taxes payable
                                                                        721,000
      Total current liabilities
                                                                         18,000
Capital lease obligations                                                19,000
                                                                   ------------
Deferred rent
                                                                        758,000

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value;
   none issued
Common stock; authorized 15,000,000 shares, $.01 par value;
   issued and outstanding 5,721,000 shares                               57,000
Additional paid-in capital                                           15,558,000
Accumulated deficit                                                  (5,403,000)
                                                                   ------------

                                                                     10,212,000

                                                                   $ 10,970,000

See notes to financial statements

                               I.D. Systems, Inc.
                            Statements of Operations


                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                            1999           2000
                                                                        -----------    -----------

Revenues                                                                $ 5,555,000    $   945,000
Cost of revenues                                                          3,167,000        722,000
                                                                        -----------    -----------

Gross profit                                                              2,388,000        223,000
Selling, general and administrative expenses                              2,121,000      4,035,000
Research and development expenses                                           232,000      1,751,000
                                                                        -----------    -----------

Income (loss) from operations                                                35,000     (5,563,000)
Interest income                                                             374,000        714,000
Interest expense                                                            (53,000)        (5,000)
                                                                        -----------    -----------

Income (loss) before taxes                                                  356,000     (4,854,000)
Income tax provision                                                        149,000         77,000
                                                                        -----------    -----------

Net income (loss)                                                       $   207,000    $(4,931,000)
                                                                        ===========    ===========

Net income (loss) per share -- basic                                    $       .05          ($.86)
                                                                        ===========    ===========

Net income (loss) per share -- diluted                                  $       .04          ($.86)
                                                                        ===========    ===========

Weighted average common shares outstanding -- basic income per share
                                                                          5,721,000     4,545,000
Effect of potential common shares from exercise of options                1,021,000
                                                                        -----------

Weighted average common shares outstanding -- diluted income per share
                                                                          5,566,000      5,721,000
                                                                        ===========    ===========


See notes to financial statements

                               I.D. Systems, Inc.
                  Statements of Changes in Stockholders' Equity


                                                          Common Stock
                                                          ------------
                                                     Number                          Additional
                                                       of                             Paid-in        Accumulated     Stockholders'
                                                     Shares          Amount           Capital          Deficit          Equity
                                                   ----------      -----------      -----------     ------------      -----------

BALANCE -- JANUARY 1, 1999                          3,414,000      $    34,000        1,653,000     $   (679,000)       1,008,000
Shares issued pursuant to initial public
offering                                            2,300,000           23,000       13,898,000                        13,921,000


Shares issued pursuant to exercise of
   stock options                                        3,000                             3,000                             3,000
Net income for the year ended
   December 31, 1999                                                                                     207,000          207,000
                                                   ----------      -----------      -----------     ------------      -----------

BALANCE -- DECEMBER 31, 1999                        5,717,000           57,000      $15,554,000         (472,000)      15,139,000
Shares issued pursuant to exercise of
   stock options                                        4,000                             4,000                             4,000

Net loss for the year ended
   December 31, 1999                                                                                  (4,931,000)      (4,931,000)
                                                   ----------      -----------      -----------     ------------      -----------

BALANCE -- DECEMBER 31, 2000                        5,721,000      $    57,000      $15,558,000     $ (5,403,000)     $10,212,000
                                                   ==========      ===========      ===========     ============      ===========

See notes to financial statements

                               I.D. Systems, Inc.
                            Statements of Cash Flows

                                                                                                       Year Ended December 31,
                                                                                                       -----------------------
                                                                                                      1999                  2000
                                                                                                      ----                  ----
Cash flows from operating activities:
   Net (loss) income                                                                             $    207,000          $ (4,931,000)
   Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                                                                  57,000               116,000
        Amortization of debt discount                                                                  44,000
        Deferred taxes                                                                                 18,000                49,000
        Deferred rent expense                                                                           4,000               (23,000)
        Changes in:
           Accounts receivable                                                                       (139,000)              583,000
           Unbilled receivables                                                                      (962,000)              613,000
           Inventory                                                                                 (123,000)             (625,000)
           Prepaid expenses and other assets                                                         (455,000)              205,000
           Accounts payable and accrued expenses                                                      222,000               154,000
           Income taxes payable                                                                        45,000               (43,000)
           Deferred revenue                                                                          (545,000)
                                                                                                 ------------          ------------

              Net cash provided by (used in) operating activities                                  (1,627,000)           (3,902,000)
                                                                                                 ------------          ------------

Cash flows from investing activities:
   Purchase of fixed assets                                                                          (213,000)             (441,000)
   Purchases of investments                                                                        (5,929,000)          (10,140,000)
   Maturities and sales of securities                                                                                    10,740,000
   Amortization of discount on investments                                                                                 (183,000)
                                                                                                                       ------------

              Net cash used in investing activities                                                (6,218,000)              (24,000)
                                                                                                 ------------          ------------

Cash flows from financing activities:
   Payment of lease obligations                                                                       (11,000)              (14,000)
   Receipt of amount due from stockholder                                                              23,000
   Payment of stockholder loans                                                                      (200,000)
   Proceeds from exercise of stock options                                                              3,000                 4,000
   Net proceeds from sale of stock in initial public offering                                      13,921,000
                                                                                                 ------------          ------------

              Net cash provided by (used in) financing activities                                  13,736,000               (10,000)
                                                                                                 ------------          ------------

                               I.D. Systems, Inc.
                      Statements of Cash Flows (continued)


                                                               Year Ended December 31,
                                                                 1999          2000
                                                              ----------   -----------

Net increase (decrease) in cash and cash equivalents           5,891,000    (3,936,000)
Cash and cash equivalents -- January 1                         1,130,000     7,021,000
                                                              ----------   -----------

Cash and cash equivalents -- December 31                      $7,021,000   $ 3,085,000
                                                              ==========   ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   37,000   $     5,000
   Cash paid for income taxes                                 $   98,000   $    58,000

Supplemental disclosure of noncash financing information:
   Equipment acquired pursuant to capital lease obligations   $   31,000


See notes to financial statements

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 1999

Note A -- The Company

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

Note B -- Summary of Significant Accounting Policies

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

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note B -- Summary of Significant Accounting Policies  (continued)

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

[9]  Benefit plan:

     The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code which covers all eligible employees. The Company contributed approximately $36,000 and $6,000 to the plan during the years ended December 31, 2000 and 1999, respectively.

[10] Rent expense:

     Expense related to the Company's facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amount paid is recorded as deferred rent and is amortized over the lease term.

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000

[11] Stock based compensation:

     The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock- Based Compensation."

[12] Income taxes:

     The Company had elected to be treated as an S corporation for federal and state income tax purposes. As a result of this election, the income of the Company was taxed directly to the individual stockholders. The Company continued to be subject to New York City income tax. In 1999, the Company filed an election to be taxed as a C corporation and, effective January 1, 1999, became subject to federal, state and local income taxes. The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized.

[13] Net income loss per share:

     The Company calculates its income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" income per share on the face of the statements of operations. Basic income (loss) per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. For the year ended December 31, 2000 the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000


[14] Financial instruments:

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, capital lease obligations and notes payable approximate their fair values due to the short period to maturity of these instruments.

Note C -- Investments

The Company's investments at December 31, 2000 consist principally of short-term commercial paper which mature within one year and are classified as held to maturity. Accordingly, investments are carried at amortized cost.

Note D -- Fixed Assets

Fixed assets are stated at cost and, at December 31, 2000, are summarized as follows:

     Laboratory equipment                                   $ 106,000
     Computer software                                        127,000
     Computer hardware                                        180,000
     Furniture and fixtures                                   114,000
     Leasehold improvements                                   275,000
     Equipment under capital lease                             70,000
                                                            ---------

                                                              872,000
     Accumulated depreciation and amortization                240,000
                                                            ---------

                                                            $ 632,000
                                                            =========

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note E -- Equipment Lease Obligations

The Company leases equipment under various agreements with original terms of 36 to 60 months and accounts for these leases as capital leases. The net book value of the equipment held under capital leases was approximately $41,000 at December 31, 2000.

Future lease payments as of December 31, 2000 are as follows:

            YEAR ENDING
            DECEMBER 31,
            ------------

                 2001                                              $  17,000
                 2002                                                 15,000
                 2003                                                  4,000
                                                                   ---------

           Amount representing interest                               36,000
                                                                       4,000

           Present value of future lease payments                     32,000
           Amount due within one year                                 14,000
                                                                   ---------

                                                                   $  18,000

Note F -- Stockholders' Equity

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

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note F -- Stockholders' Equity (continued)

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

     A summary of the status of the Company's stock options as of December 31, 1999 and 2000 and changes during the years ending on those dates, is presented below:

                                                  1999                       2000
                                          -------------------------  --------------------------
                                                       Weighted
                                                        Average                     Average
                                           Shares    Exercise Price    Shares    Exercise Price

     Outstanding at beginning of year    1,238,000       $1.09       1,479,000       $1.79
     Granted                               275,000        5.18         590,000        5.59
     Exercised                              (3,000)       1.20          (4,000)       1.20
     Forfeited                             (31,000)       4.16         (90,000)       5.36
                                         ----------                  ---------       -----

     Outstanding at end of year          1,479,000        1.79       1,975,000        2.76
                                        ==========                   =========       =====

     Exercisable at end of year            574,000        1.01         848,000        1.20
                                        ==========                   =========       =====

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note F -- Stockholders' Equity (continued)

     As of December 31, 2000 there were 381,000 options available for grant under the Company's stock option plans.

     The  following  table  summarizes   information   about  stock  options  at
December 31, 2000:

                                 Options Outstanding                               Options Exercisable
                         -----------------------------------------------       -----------------------------


                            Number            Weighted                               Number
                          Outstanding          Average          Weighted          Exercisable       Weighted
                              at              Remaining          Average               at            Average
        Exercise         December 31,        Contractual        Exercise          December 31,       Exercise
         Prices              2000               Life              Price               2000            Price
        -------          -----------         -----------        --------         ------------       -------
          $0.80              338,000            5 years          $0.80               338,000          $0.80
          1.20               875,000            7 years           1.20               475,000           1.20
       2.00-3.625            238,000           10 years           3.13
       4.125-5.625           179,000            9 years           4.23                27,000          4.125
        7.38-8.00            345,000            9 years           7.61                 8,000           7.56
                       -------------                                            --------------

                           1,975,000            7 years           2.76               848,000           1.20
                       =============                                            ==============


The Company applies APB Opinion 25 and related interpretations in accounting for options. Accordingly, no compensation cost has been recognized for employee stock option grants. Had compensation cost for employee stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income, net income (basic) and net income per share (diluted) for the year ended December 31 1999 would have been approximately $131,000, $.03 and $.02, respectively. The Company's net loss and net loss per share (basic and diluted) for the year ended December 31, 2000 would have been approximately $5,505,000 , and $.96, respectively. The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 58% for 1999 and 70% for 2000, expected life of options of 5 to 7 years, risk free interest rate of approximately 6% and a dividend yield of 0%. The weighted average fair value of options granted during the years ended December 31, 1999 and 2000 were $2.79 and $3.55, respectively.

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note F -- Stockholders' Equity (continued)

     Warrants:

     In connection with the Company's initial public offering in June 1999, warrants to purchase 200,000 shares of common stock were issued to the underwriter for nominal consideration. The warrants are exercisable for a period of four years, commencing in June 2000, at a price of $11.55 per share.

Note G -- Income Taxes

     Through December 31, 1998 the Company was subject only to local income taxes. Effective January 1, 1999, the Company elected to be taxed as a corporation and accordingly is subject to federal, state and local income taxes. The Company has a deferred tax asset of approximately $1,970,000 at December 31, 2000. This reflects a net operating loss carryforward for Federal, New York State, New York City and New Jersey purposes, substantially all of which expires in 2020 and certain timing differences between financial and tax reporting. The Company is subject to an annual limitation on the utilization of a portion of its net operating loss carryforward. Future stock issuances may subject the Company to additional limitations. The Company has provided a valuation allowance, which increased by $1,970,000 during 2000, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

     The components of income tax expense are approximately as follows:

                                                           Year Ended
                                                           December 31,
                                                        1999        2000
                                                      --------    --------

     Current:
        Federal                                       $115,000    $ (2,000)
        State                                           16,000      18,000
        Local                                           12,000
                                                      --------    --------

                                                       131,000      28,000

     Deferred:
        Local                                           18,000      49,000
                                                      --------    --------

                                                      $149,000    $ 77,000
                                                      ========    ========

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note G -- Income Taxes (continued)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

                                                                           Year Ended
                                                                           December 31,
                                                                        1999           2000
                                                                    -----------    -----------


     Income taxes at the federal statutory rate                     $   121,000    $(1,651,000)
     State and local income taxes, net of effect on federal taxes        33,000       (270,000)
     Increase in valuation allowance                                  1,970,000
     Other                                                               (5,000)        28,000
                                                                    -----------    -----------

                                                                    $   149,000    $    77,000
                                                                    ===========    ===========

Components of the deferred tax asset at December 31, 2000 are as follows:

     Net operating loss carryforward                           $ 1,808,000
     Allowance for receivables                                      82,000
     Allowance for inventory obsolescence                           80,000
                                                               -----------

                                                                 1,970,000
     Valuation allowance                                        (1,970,000)
                                                               -----------

                                                               $         0
                                                               ===========

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note H -- Commitments and Other Matters

[1]  Operating leases:

     The Company is obligated under operating leases for its facility, which it occupied in March 2000, and for furniture and fixtures. The Company's operating leases provide for minimum annual rental payments as follows:

                                                          Furniture
                                                             and
                                    Facility               Fixtures                Total
                                    --------              ----------               -----

       2001                       $     373,000         $   124,000          $      497,000
       2002                             373,000             124,000                 497,000
       2003                             373,000              10,000                 383,000
       2004                             373,000                                     373,000
       20005                            410,000                                     410,000
       Thereafter                     1,845,000                                   1,845,000
                                  -------------         -----------          --------------

                                  $   3,747,000         $   258,000          $    4,005,000
                                  =============         ===========          ==============

     The office lease, which expires in 2010, also provide for escalations relating to increases in real estate taxes and certain operating expenses. Expenses relating to operating leases aggregated approximately $113,000 and $___ for the years ended December 31, 1999 and 2000, respectively.

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

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000

[3]  Concentration of customers:

     One customer accounted for 7% of the Company's revenues during the year ended December 31, 1999.

     A second customer accounted for 12% of the Company's revenues during the year ended December 31, 1999.

     A third customer accounted for 20% of the Company's revenues during the year ended December 31, 2000.

[4]  Related party transactions:

     During the year ended December 31, 1999, the Company purchased approximately $262,000 of components from a company where two of the Company's directors were formerly directors. During 2000, the Company cancelled a purchase order, originally issued in 1998, which had an open balance of $95,000.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth certain information concerning the Executive Officers and Directors of the Company.

         Name                               Age        Position
         ----                               ---        --------
         Jeffrey M. Jagid                    32        Chief Executive Officer, General Counsel
                                                       and Director
         Kenneth S. Ehrman                   31        Chief Operating Officer and Director
         Michael L. Ehrman                   28        Executive Vice President - Engineering
         Ned Mavrommatis                     30        Chief Financial Officer
         Bruce Jagid (1)                     61        Director
         Martin G. Rosansky (1)              61        Director
         Lawrence Burstein (1)               57        Director
         N. Bert Loosmore                    31        Director

     (1)  Member of the Compensation and Audit Committees

     Jeffrey M. Jagid has been Chief Executive Officer since June 1, 2000. Prior to that, he had served as the Company's Chief Operating Officer. Since her joined the Company in 1995, Mr. Jagid has served as a Director of the Company, as well as its General Counsel. Mr. Jagid received a Bachelor of Business Administration from Emory University in 1991 and a Juris Doctor degree from the Benjamin N. Cardozo School of Law in 1994. Prior to joining the Company, Mr. Jagid was a corporate litigation associate at the law firm of Tannenbaum Helpern Syracuse & Hirschtritt LLP, in New York City. He is a member of the Bar of the States of New York and New Jersey. Mr. Jagid is Bruce Jagid's son.

     Kenneth S. Ehrman is a founder of the Company and has been its Chief Operating Officer since June 1, 2000. Prior to that, and since inception, he served as the Company's President. Mr. Ehrman has been a Director of the Company since inception. He graduated from Stanford University in 1991 with a Bachelor of Science in Industrial Engineering, where he studied Management, Production and Finance. Upon his graduation, and until the inception of the Company in 1993, Mr. Ehrman worked as a production manager with a Silicon Valley networking company. Mr. Ehrman is Michael L. Ehrman's brother.

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

     Bruce Jagid is a founder of the Company and has served as its Treasurer and as a Director since inception. Mr. Jagid served as Chairman of the Board of Directors of Ultralife Batteries, Inc., a public company devoted to the development and manufacture of primary and secondary lithium battery systems, from March 1991 to January 1999, served as its Chief Executive Officer from January 1992 to January 1999, and served as a director until June of 2000. Prior to Mr. Jagid's involvement with Ultralife, he co-founded Power Conversion Inc. and was its President until January 1989. Mr. Jagid is a director of THQ, Inc. Mr. Jagid received his Bachelor of Science in Mechanical Engineering from the City College of New York and obtained his masters degree in Mechanical Engineering from Rensselaer Polytechnic Institute. Mr. Jagid is Jeffrey M. Jagid's father.

     Martin G. Rosansky is a founder of the Company and has served as its Secretary and as a Director of the Company since inception. In March 1991, Mr. Rosansky co-founded and served as the Vice Chairman of Ultralife Batteries, Inc. Prior to Ultralife, in 1970, Mr. Rosansky co-founded Power Conversion, Inc., where he was Chairman of the Board, Secretary and Treasurer from 1970 to January 1986. Mr. Rosansky earned a Bachelor of Science in Mechanical Engineering from Polytechnic Institute of Brooklyn in 1960.

     Lawrence Burstein has served as a Director of the Company since June of 1999. Since March 1996, Mr. Burstein has served as President and director of Unity Venture Capital Associates, Ltd., a private investment company. From January 1982 to March 1996, Mr. Burstein was Chairman of the Board and a principal stockholder of Trinity Capital Corporation, a private investment company. Mr. Burstein is a director of THQ, Inc., Brazil Fast Food Corp., CAS Medical Systems, Inc., Traffix, Inc. and Gender Science Inc. Mr. Burstein received a Bachelor of Arts in Economics from the University of Wisconsin and a Bachelor of Law from Columbia Law School.

     N. Bert Loosmore is a founder of the Company and served as its Executive Vice President of Technology from August 1999 until December 15, 2000. Prior to that, since inception, he served as the Company's Executive Vice President of Engineering. Mr. Loosmore has been a Director of the Company since inception. He graduated from Stanford University in 1991 with a Bachelor of Science in Electrical Engineering, where he concentrated on computer hardware and software, including microprocessor design. From 1991 to 1992, he worked at International Business Machines, Inc. as a Design and Test Engineer and later as a Production Engineer. From 1992 until the Company's inception, Mr. Loosmore was a Production Engineer at a Silicon Valley networking company.

     All directors currently hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. The Company's executive officers serve at the discretion of the Board of Directors and until their successors are duly elected and qualified.

Item 10.  Executive Compensation

     The following table sets forth the compensation paid or accrued, for the fiscal years ended December 31, 2000 and 1999 and 1998, for the Company's Chief Executive Officer and four most highly compensated executive officers other than its Chief Executive Officer, whose salary and bonus were in excess of $100,000 (the "Named Officers") who were employed by the Company on December 31, 2000.

                           Summary Compensation Table

                                                                                           Long Term
                                                          Annual Compensation          Compensation Awards ($)
                                                    -----------------------------------------------------------
                                                                                                     Securities
                                                                                     Restricted     Underlying
             Name and                                                                  Stock         Options/
        Principal Position             Year            Salary            Bonus           Award         SARs (#)
---------------------------------------------------------------------------------------------------------------
     Jeffrey M. Jagid                   2000          $119,500             --            --           --
     Chief Executive Officer            1999          $114,500          $12,000          --           --
     and General Counsel                1998           $80,000          $40,000          --           --

     Kenneth S. Ehrman                  2000          $119,500             --            --           --
     Chief Operating Officer            1999          $114,500          $12,000          --           --
                                        1998           $80,000          $40,000          --           --

     Michael L. Ehrman                  2000          $107,500             --            --           --
     Executive Vice President           1999          $109,000          $24,000          --           --
                                        1998           $80,000          $40,000          --           --

     Ned Mavrommatis (1)                2000          $100,000             $???          --           --
     Chief Financial Officer            1999           $34,000             $???          --           --
                                        1998              --               --            --           --

     N. Bert Loosmore (2)               2000          $103,000             --            --           --
                                        1999          $109,000          $24,000          --           --
                                        1998           $80,000          $40,000          --           --

----------

(1) Mr. Mavrommatis joined the Company in August 1999. His annualized salary in 1999 would have been $100,000.

(2) Mr. Loosmore served as the Company's Executive Vice President of Technology until December 15, 2000. His annualized salary for 2000 would have been $107,500.

Option Grants in Last Fiscal Year

     During the last fiscal year, the options to purchase shares of the Company's common stock were granted under the Company's 1999 Director Stock Option Plan and 1999 Employee Stock Option Plan to the below named officers and directors in the amounts and at the per share exercise price set forth opposite their names. All options vest over a five year period after the date of grant in 20% installments.

     Jeffrey M. Jagid           1/19/2000        75,000 at $7.56
     Michael L. Ehrman          1/19/2000        75,000 at $7.56
     Kenneth S. Ehrman          1/19/2000        37,500 at $7.56
     N. Bert Loosmore           1/19/2000        37,500 at $7.56
     Ned Mavrommatis            1/19/2000        20,000 at $7.56
     ????                       6/01/2000        50,000 at $3.56

Employment Agreements

     In June 1999 the Company entered into three-year employment agreements with Kenneth Ehrman, Jeffrey Jagid and Michael Ehrman. Pursuant to the agreements, Messrs. Ehrman and Jagid are each entitled to base salaries of $108,000 and Mr. Ehrman is entitled to a base salary of $96,000. Each employment agreement also provides that the employee is entitled to a bonus as determined by the board of directors, from time to time, and options under the Company's 1999 Stock Option Plan. Each employment agreement provides for a term of three years and is renewable upon mutual consent. A similar agreement with N. Bert Loosmore expired on December 15, 2000.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management


The following table sets forth information with respect to the beneficial ownership of shares of common stock as of March 28, 2001:

     each person or entity who is known by the Company to beneficially owns five percent or more of the common stock;

     each director and executive officer of The Company; and

     all directors and executive officers of The Company as a group.

           Name of Beneficial Owner (1)                                Number of Shares           Percentage (2)
----------------------------------------------------------------------------------------------------------------
     Jeffrey M. Jagid                                                        321,000(3)               5.33%

     Kenneth S. Ehrman                                                       598,963(4)              10.07%

     Michael L. Ehrman                                                       265,275(5)               4.41%

     Ned Mavrommatis                                                          14,500(6)               0.25%

     Bruce Jagid                                                             553,679(7)               9.36%

     Martin Rosansky                                                         589,517(8)               9.97%

     Lawrence Burstein                                                         8,000(9)               0.14%

     N. Bert Loosmore                                                        575,447                  9.86%

     Jack Silver                                                             308,200(10)              5.40%

     President and Fellow of Harvard College                                 375,000(11)              6.60%

     All Directors and Executive Officers as a group
     (7 persons)                                                           2,926,381(12)             45.05%

----------


(1) Unless otherwise indicated, the address for each named individual or group is in care of the Company, Inc., One University Plaza, 6th Floor Hackensack, NJ 07601.

(2) Unless otherwise indicated, the Company believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after March 27, 2001 upon the exercise of options, warrants or convertible securities (in any case, the "Currently Exercisable Options"). Each beneficial owner's percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.

(3) Includes 183,750 shares of common stock underlying Currently Exercisable Options granted to Mr. Jagid, pursuant to the Company's 1995 Employee Stock Option Plan.

(4) Includes 115,000 shares of common stock underlying Currently Exercisable Options granted to Mr. Ehrman pursuant to the Company's 1995 Employee Stock Option Plan.

(5) Includes 183,750 shares of common stock underlying Currently Exercisable Options granted to Mr. Ehrman pursuant to the Company's 1995 Employee Stock Option Plan.

(6) Includes 12,000 shares of common stock underlying Currently Exercisable Options to Mr. Mavrommatis pursuant to the Company's 1999 Stock Option Plan.

(7) Includes 78,979 shares of common stock underlying Currently Exercisable Options granted to Mr. Jagid pursuant to the Company's 1995 Employee Stock Option Plan and its 1999 Director Option Plan.

(8) Includes 78,979 shares of common stock underlying Currently Exercisable Options granted to Mr. Rosansky pursuant to the Company's 1995 Employee Stock Option Plan and its 1999 Director Option Plan.

(9) Includes 8,000 shares of common stock underlying currently exercisable options granted to Mr. Burstein pursuant to the Company's 1999 Director Option Plan.

(10) Principal  office is 660 Madison  Avenue,  15th Floor,  New York,  New York
     10021.

(11) Principal office is c/o Harvard Management Company, Inc., 600 Atlantic Avenue, Boston, Massachusetts 02210.

(12) Includes 660,450 shares of common stock underlying Currently Exercisable Options granted to such individuals pursuant to the Company's 1995 Employee Stock Option Plan, 1999 Stock Option Plan and 1999 Directors Option Plan.

1995 Employee Stock Option Plan

     The Company's 1995 Employee Stock Option Plan (the "1995 Plan") authorizes the granting of non-qualified options to purchase up to an aggregate 1,250,000 shares of common stock to key employees and consultants. The options vest over a period of five years. The 1995 Plan terminates at the close of business on July 8, 2005.

     As of December 31, 2000, options to purchase 1,212,500 shares of common stock were outstanding under the 1995 Plan. Options to purchase 337,500 shares (of which an aggregate of 250,000 options are held by directors) are exercisable at $0.80 per share and options to purchase 875,000 shares (of which an aggregate of 546,875 options are held by directors) are exercisable at $1.20 per share.

1999 Stock Option Plan

     In April 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"), pursuant to which 812,500 shares of common stock are reserved for issuance upon the exercise of options. The 1999 Plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants.

     The Company's board of directors, or a committee, administers the 1999 Plan and is authorized, in its discretion, to grant options to all eligible employees, including officers and directors of, and consultants to, the Company. The 1999 Plan provides for the grant of both incentive stock options and non-qualified stock options at prices as determined by the board of directors, or a committee of the board of directors, except that the exercise price of incentive options cannot be less than the fair market value of common stock on the date of grant. In the case of an incentive stock option granted to a stockholder who owns more than 10% of the total combined voting power of all classes of the Company's stock, the per share exercise proceeds cannot be less than 110% of the fair market value on the date of grant. The aggregate fair market value of the shares covered by incentive stock options that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit, determined on the date of the grant.

     As of December 31, 2000, options to purchase 696,000 shares of common stock are outstanding under the 1999 Plan at the exercise prices shown below. All options are held by non-director employees with the exception of options to purchase 150,000 shares at $7.56 per share held by directors.


              # of Options                    Exercise Price
              ----------------------------------------------

                 25,000                           $8.000
                 25,000                            7.670
                265,000                            7.560
                 10,000                            4.750
                 50,000                            4.500
                142,500                            4.125
                157,500                            3.560
                 66,000                            2.000

1999 Director Option Plan

     Non-employee directors are entitled to participate in the 1999 Director Option Plan, adopted in April 1999 (the "Director Plan"). The Director Plan has a term of ten years, unless terminated sooner by the board. A total of 300,000 shares of common stock have been reserved for issuance under the Director Plan.

     The Director Plan provides for the automatic grant of 15,000 shares of common stock to each non-employee director at the time he or she is first elected to the board of directors. The director will automatically be granted a subsequent option to purchase 5,000 shares on the first day of each fiscal quarter, if on such date the director has served on the board for at least six months. Each option grant under the Director Plan will have a term of 10 years and will vest on a cumulative monthly basis over a four-year period. The exercise price of all options will be equal to the fair market value of the common stock on the date of grant.

     As of December 31, 2000 options to purchase 66,000 shares of common stock at prices ranging from $3.625 to $8.00 per share were outstanding under this plan.

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits, Lists and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

Number      Description of Exhibit
------      ----------------------

23.1        Consent of Richard A. Eisner & Company, LLP

b)   Reports on Form 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     I.D. SYSTEMS, INC.


                                     By: /s/ Jeffrey M. Jagid
                                         ---------------------------------------
                                         Jeffrey M. Jagid
                                         President (Principal Executive Officer)

                                     By:  /s/ Ned Mavrommatis
                                          --------------------------------------
                                          Ned Mavrommatis
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

March 30, 2001

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

Signature                                     Title                                       Date
---------                                     -----                                       ----

/s/ Jeffrey M. Jagid                         Chief Operating Officer                     March 30, 2001
--------------------------------              and Director
Jeffrey M. Jagid

/s/ Kenneth S. Ehrman                        Chief Executive Officer                     March 30, 2001
--------------------------------              and Director
Kenneth S. Ehrman


/s/ Bruce Jagid                              Director                                    March 30, 2001
--------------------------------
Bruce Jagid

 /s/ Martin G. Rosansky                       Director                                   March 30, 2001
--------------------------------
Martin G. Rosansky

/s/ Lawrence Burstein                         Director                                   March 30, 2001
--------------------------------
Lawrence Burstein

 /s/ N. Bert Loosmore                         Director                                   March 30, 2001
--------------------------------
N. Bert Loosmore

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

10.6      1999 Stock Option Plan (incorporated  herein by reference to the  Company's  Form SB-2 filed with the  Commission on June
          30, 1999).                                                           X

10.7      Form of Indemnification  Agreement  (incorporated  herein by
          reference  to  the  Company's   Form  SB-2  filed  with  the
          Commission on June 30, 1999).                                        X

10.8      1999 Director Option Plan (incorporated  herein by reference to the Company's Form SB-2 filed with the Commission on June
          30, 1999).                                                           X

10.9      Office Lease dated  November 4, 1999 between the Company and
          Venture Hackensack Holding, Inc ..................................   X

23.1      Consent of Richard A. Eisner & Company, LLP ......................  46