Form 10KSB/A
period 2000-12-31
ID SYSTEMS INC
filed 2001-04-02
CIK 49615

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


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS


PART I

         Item 1.  Description of Business ...................................................................    1
         Item 2.  Description of Properties .................................................................   11
         Item 3.  Legal Proceedings .........................................................................   11
         Item 4.  Submission of Matters to a Vote of Security Holders .......................................   11

PART II

         Item 5.  Market For the Registrant's Common Equity
                   and Related Stockholder Matters ..........................................................   12
         Item 6.  Management's Discussion and Analysis ......................................................   12
         Item 7.  Financial Statements ......................................................................   18
         Item 8.  Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure ......................................................   36

PART III

         Item 9.  Directors and Executive Officers of the Registrant ........................................   37
         Item 10. Executive Compensation ....................................................................   38
         Item 11. Security Ownership of Certain Beneficial Owners and Management ............................   42
         Item 12. Certain Relationships and Related Transactions ............................................   45
         Item 13. Exhibits, List and Reports on Form 8-K ....................................................   45

Exhibit Index ...............................................................................................   47

                                     PART I

Item 1.  Description of Business

     I.D. Systems, Inc. (the "Company"), a Delaware corporation formed in 1993, is a leading provider of end-to-end wireless asset management solutions. The Company designs, develops, and produces innovative wireless monitoring and tracking solutions that utilize its patented radio frequency-based system and Internet-based data management technology. The Company's products are designed to enable users to improve operating efficiencies, improve customer services reduce costs, and increase profits.

Industry Overview

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

I.D. System's Technology

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

The ID System Solution and Benefits

     The benefits and advantages of the ID System include the following:

     o Highly Flexible. The ID System is capable of meeting each customer's requirements through low-cost customization. Due to the ID System's flexibility, the Company can readily market the system to a diverse number of industries by modifying the system software, as well as the size and shape of its devices.

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

          requires an operator to enter a PIN authorization code or swipe a security card to secure the vehicle; and

          requires the operator to complete an Occupational Safety and Health Administration approved checklist.

     The ID System also provides benefits after the shift has completed. The system can provide an evaluation of vehicle condition after the trip is completed, log the operator off the vehicle without paperwork or direct human supervision, and shut off the vehicle automatically. A manager can evaluate data in real-time or study historical information stored in the system's databases.

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

          fuel level and mileage;

          service and maintenance history; and

          rental history.

     The ID System also provides car rental companies with an automated and efficient vehicle check-in and checkout process. The Company believes that car rental companies desire to offer value added services and that the ID System provides competitive advantages to them. Since the ID System is fully automated, the Company believes that it offers a major reduction in the time and inconvenience typically associated with the pick-up and return of a rental car. Also, the system offers rental car companies the opportunity to reduce their staffs because the Company believes that fewer service representatives will be required at each location at which the system is installed.

     Railcar and Transportation Companies

     Conventional radio frequency identification tags used in this industry are typically "read-only" tags. With the ID System, railcars communicate vital data (order of the train, status of contents, geographical location, etc.) utilizing a combination of radio frequency, cellular or satellite link and the Internet. The Company's customers will be able to view and analyze data remotely - and in real time - using the ID System's web-based reporting tools and on-line graphical route maps. The ID System is unique because it communicates data from the entire train of railcars with just one cellular or satellite link. Compared to railcar-tracking systems that rely on satellite transmitters on every railcar, the Company's approach can save millions of dollars in ongoing satellite communications charges. This approach also provides significantly more information than the railroads' existing railcar-tracking system which cannot provide data in real time as it relies on only about 1,200 "reader" sites throughout the United States. As a result, the Company believes that the railcar and container industry will benefit from the advantages of a wireless monitoring and tracking system. The Company believes that the ID System will allow users in this industry to:

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

Strategy

     The Company's objective is to be the leading provider of wireless asset management solutions. Key elements of the Company's strategy are as follows:

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

     Strengthen Sales and Marketing Efforts. The Company intends to capitalize on the growth in demand for automatic identification by continuing to market and support its products and services. The Company also plans to strengthen its marketing, sales and customer support efforts, as the size of its market opportunity and customer base increases. The Company will continue to target large corporations and government agencies, as well as develop strategic relationships with system integrators and distributors in each of its target markets. The Company will also continue to form strategic relationships with partners that have the potential to rapidly accelerate its sales growth in its target markets.

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

     Companies with Fleets of Forklifts and Other Similar Vehicles

     The Company has received orders from British Airways, DaimlerChrysler Corporation, Dana Commercial Credit Corporation, Federal Express Corporation, Ford Motor Company, General Motor Corporation, Hallmark Cards, Inc., John Deere, the United States Navy and various United States Postal Bulk Mail Centers to monitor certain of their forklift trucks and other similar vehicles.

     Car Rental Companies

     The Company completed a pilot program with Avis Rent-a-Car which automated its car rental and return process. The pilot program quantified the cost benefits of the ID System to the railcar industry.

     Railcar and Transportation Companies

     The Company was awarded an initial pilot program by Union Pacific  Railroad
(UP), to monitor trains using the ID System. The ID System provides UP and one of its customers, FMC Corporation, with real-time location and status of railcars.

Sales and Marketing

     The Company's sales force consists of employees who market the system directly to large corporations and government agencies.

     In April 1999, the Company was awarded a United States General Services Administration contract which enables any government agency to purchase the Company's products on an off-the-shelf basis, without further competitive bidding, for a period of five years. The Company believes that this contract provides significant sales opportunities with government agencies.

     The Company plans to add features to its website to introduce prospective customers to the ID System and its benefits. Visitors to the Company's website will be able to compare their vehicle performance to industry averages, "test drive" the system, and forecast their potential return on an investment in the system.

Manufacturing

     The software and hardware components of the Company's products are designed, integrated and tested at the Company's facilities. The Company also manufactures initial prototypes at its facilities. The Company has entered into arrangements with several subcontractors to produce products. The Company does not invest in the costly production equipment, employees and facilities that would be required if it were to manufacture the products in high volume.

Research and Development

     The Company believes that its current products can be readily adapted for use in a wide variety of markets. To maintain its competitive advantage in the market, the Company plans to continue its research and development efforts to:

     Expand the flexibility of the Company's products. The Company intends to concentrate its software design efforts on developing systems for each industry's needs. The Company also expects to complete the development of "off-the-shelf" systems to allow for widespread use of the Company's hardware and software.

     Reduce the cost and size of the Company's system. The Company's design objective is to integrate the asset communicator's electronic components into Application Specific Integrated Circuits. This will allow the Company to reduce the size of the ID System significantly and permit high volume production which, in turn, will enable the Company to reduce the cost of the ID System. To accomplish this, the Company intends to expand its in-house hardware design capability to design, test, and support the development of this computer chip.

Competition

     The market for wireless monitoring and tracking systems is relatively new, constantly evolving and intensely competitive. The Company expects that competition will intensify in the near future. Many of the Company's current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources than the Company. The Company's principal competitors in the development and distribution of wireless monitoring and tracking systems include: Unova, Inc., Motorola, Inc., Texas Instruments Incorporated, Raytheon Company, Kasten Chase Applied Research and Micron Communications, Inc. These competitors may be able to develop products comparable or superior to the Company's, or adapt more quickly to new technologies or evolving customer requirements. Competitive factors in this market include:

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

        Quarter Ending:                       High              Low
        ---------------                       ----              ---

        1999
        ----
        September 30, 1999                 $  9.500           $5.500
        December 31, 1999                  $  6.500           $4.125

        2000
        ----
        March 31, 2000                     $ 17.500           $5.625
        June 30, 2000                      $  9.000           $3.500
        September 30, 2000                 $  7.625           $4.875
        December 31, 2000                  $  4.313           $1.750

        2001
        ----
        January 1, 2001 - March 23, 2001   $  5.000           $2.000

     There were 42 registered holders and approximately 1,200 beneficial owners of the Company's Common Stock of record as of March 28, 2001. The Company has not declared or paid dividends on its Common Stock to date and intends to retain future earnings, if any, for use in its business for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with its financial statements and notes thereto appearing elsewhere herein.

     The Company was incorporated in August 1993 and began to derive revenues in March 1995. Revenues are generated from design and engineering fees, as well as of the ID System. The Company's revenues to date have been derived from the design, development, and customization expertise involved in customizing the ID System to the needs of each individual customer and related material costs. The Company intends to generate additional revenues by selling software and hardware upgrades, as well as on-going maintenance and support contracts to its existing customers.

     Results of Operations

     The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                               Year Ended
                                                               December 31,
                                                             1999         2000
                                                           ------       ------

Revenues                                                    100.0%       100.0%
Cost of revenues                                             57.0         76.4
                                                           ------       ------

Gross profit                                                 43.0         23.6
Selling, general and administrative expenses                 38.2        427.0
Research and development expenses                             4.2        185.3
                                                           ------       ------

Income (loss) from operations                                 0.6       (588.7)
Interest income                                               6.7         75.6
Interest expense                                             (0.9)        (0.5)
                                                           ------       ------

Income (loss) before taxes                                    6.4       (513.6)
Income tax provision (benefit)                                2.7         (3.6)
                                                           ------       ------

Net income (loss)                                             3.7       (510.0)
                                                           ======       ======


Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

REVENUES. Revenues decreased 83.0% to $945,000 in the year ended December 31, 2000 from $5,555,000 in the year ended December 31, 1999. This decrease is primarily attributable to the completion of the initial letter and package-tracing contract with the United States Postal Service in January, 2000 and the Company's focus on finalizing its technology for volume commercial production, upgrading existing customer deployments and establishing new customer relationships.

COST OF REVENUES. Cost of revenues decreased 77.2% to $722,000 in the year ended December 31, 2000 from $3,167,000 in the year ended December 31, 1999. As a percentage of revenues, cost of revenues increased to 76.4% in the year ended December 31, 2000 from 57.0% in the year ended December 31, 1999. This increase is attributable to a $200,000 reserve on inventory recorded during the year. Gross profit decreased 90.7% to $223,000 from $2,388,000 in the year ended December 31, 1999. As a percentage of revenues, gross profit decreased to 23.6% in the year ended December 31, 2000 from 43.0% in the year ended December 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 90.2% to $4,035,000 in the year ended December 31, 2000 from $2,121,000 in the year ended December 31, 1999. The increase was primarily attributable to an increase in payroll expenses and additional costs related to the Company's new facility. As a percentage of revenues, selling, general and administrative expenses increased to 427.0% in the year ended December 31, 2000 from 38.2% in the year ended December 31, 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 654.7% to $1,751,000 in the year ended December 31, 2000 from $232,000 in the year ended December 31, 1999. This increase was attributable to increased research and development costs to complete the commercial transition of the Company's technology. This investment has resulted in major improvements in procurement and mass production capability, a reduced sales cycle and quicker time to market following customer orders, an enhanced more user-friendly customer interface and a faster, easier implementation process. As a percentage of revenues, research and development expenses increased to 185.3% in the year ended December 31, 2000 from 4.2% in the year ended December 31, 1999.

INTEREST INCOME AND EXPENSE. Interest income was $714,000 in the year ended December 31, 2000 as compared to $374,000 in the year ended December 31, 1999. This increase was attributable to larger average cash and investment balances in the entire year of 2000 as compared to 1999 as the Company received the proceeds from the Company's initial public offering of its common stock in July and August 1999.

Interest expense was $5,000 in the year ended December 31, 2000 as compared to $53,000 in the year ended December 31, 1999. This decrease is attributable to amortization of the debt discount of stockholder loans which were repaid in 1999.

INCOME TAXES. Income tax benefit was $34,000 in the year ended December 31, 2000 as compared to income tax provision of $149,000 in the year ended December 31, 1999. The benefit in 2000 reflects a carryback of the Company's net operating loss for federal purposes of $111,000 partially offset by a $49,000 reduction in a deferred tax asset. The tax provision in 1999 reflects tax on earnings.

NET INCOME. Net loss was $4,820,000 in the year ended December 31, 2000 as compared to net income of $207,000 in the year ended December 31, 1999. This decrease was due primarily to the reasons described above.

Liquidity and Capital Resources

     As of December 31, 2000, the Company had $8,673,000 of cash, cash equivalents and short-term investments and $9,582,000 of working capital as compared to $13,026,000 and $14,582,000, respectively at December 31, 1999.

     Net cash used in operating activities was $3,902,000 for the year ended December 31, 2000 as compared to net cash used in operating activities of $1,627,000 for the year ended December 31, 1999. Net cash used in operating activities in the year ended December 31, 2000 was primarily due to the net loss of $4,820,000 and an increase in inventory of $625,000 partially offset by a decrease in accounts and unbilled receivables of $1,196,000, a decrease in prepaid expenses and other assets of $205,000 and an increase in accounts payable and accrued expenses of $154,000. Net cash used in operating activities in the year ended December 31, 1999 was primarily due to an increase in accounts and unbilled receivables of $1,101,000, an increase in prepaid expenses and other assets of $455,000, and a decrease in deferred revenue of $545,000, partially offset by an increase in accounts payable and accrued expenses of $222,000 and net income of $207,000.

     Cash used in investing activities for the year ended December 31, 2000 was $24,000 as compared to $6,218,000 for the year ended December 31, 1999. The use of cash in investing activities for the year ended December 31, 2000 reflects $441,000 for fixed assets offset by $417,000 provided from short-term investments. Cash used in investing activities for the year ended December 31, 1999 was due to $6,005,000 used for short-term investments and $213,000 of fixed asset acquisitions.

     Net cash used in financing activities was $10,000 for the year ended December 31, 2000 as compared to net cash provided by financing activities of $13,736,000 for the year ended December 31, 1999. Cash used in financing activities for the year ended December 31, 2000 reflects the payment of lease obligations. Cash provided by financing activities for the year ended December 31, 1999 resulted primarily from $13,921,000 of net proceeds from the Company's initial public offering, partially offset by $200,000 of repayments of notes payable to stockholders.

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

Item 7  Financial Statements
                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 19

Balance sheet as of December 31, 2000                                        20

Statements of operations for the years ended December 31, 1999 and 2000      21

Statements of changes in stockholders' equity for the years ended
 December 31, 1999 and 2000                                                  22

Statements of cash flows for the years ended December 31, 1999 and 2000      23

Notes to financial statements                                                25

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



/s/ Richard A. Eisner & Company, LLP
- ------------------------------------

New York, New York
March 27, 2001

                               I.D. Systems, Inc.
                                  Balance Sheet
                                December 31, 2000

ASSETS
Current assets:
   Cash and cash equivalents                                       $  3,085,000
   Investments                                                        5,588,000
   Accounts receivable (net of allowance of $48,000)                    297,000
   Unbilled receivables                                                 349,000
   Inventory                                                            748,000
   Income taxes receivable                                              111,000
   Prepaid expenses and other current assets                            125,000
                                                                   ------------

      Total current assets                                           10,303,000

Fixed assets -- net                                                     632,000
Other assets                                                            146,000
                                                                   ------------

                                                                   $ 11,081,000
                                                                   ============

LIABILITIES
Current liabilities:
   Accounts payable                                                $    699,000
   Capital lease obligations                                             14,000
   Income taxes payable                                                   8,000
                                                                   ------------

      Total current liabilities                                         721,000

Capital lease obligations                                                18,000
Deferred rent                                                            19,000
                                                                   ------------

                                                                        758,000
                                                                   ============

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value;
   none issued
Common stock; authorized 15,000,000 shares, $.01 par value;
   issued and outstanding 5,721,000 shares                               57,000
Additional paid-in capital                                           15,558,000
Accumulated deficit                                                  (5,292,000)
                                                                   ------------

                                                                     10,323,000
                                                                   ------------

                                                                   $ 11,081,000
                                                                   ============

See notes to financial statements

                               I.D. Systems, Inc.
                            Statements of Operations


                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                            1999           2000
                                                                        -----------    -----------

Revenues                                                                $ 5,555,000    $   945,000
Cost of revenues                                                          3,167,000        722,000
                                                                        -----------    -----------

Gross profit                                                              2,388,000        223,000
Selling, general and administrative expenses                              2,121,000      4,035,000
Research and development expenses                                           232,000      1,751,000
                                                                        -----------    -----------

Income (loss) from operations                                                35,000     (5,563,000)
Interest income                                                             374,000        714,000
Interest expense                                                            (53,000)        (5,000)
                                                                        -----------    -----------

Income (loss) before taxes                                                  356,000     (4,854,000)
Income tax provision (benefit)                                              149,000        (34,000)
                                                                        -----------    -----------

Net income (loss)                                                       $   207,000    $(4,820,000)
                                                                        ===========    ===========

Net income (loss) per share -- basic                                    $       .05          ($.84)
                                                                        ===========    ===========

Net income (loss) per share -- diluted                                  $       .04          ($.84)
                                                                        ===========    ===========


Weighted average common shares outstanding -- basic income per share      4,545,000      5,721,000
Effect of potential common shares from exercise of options                1,021,000
                                                                        -----------    -----------


Weighted average common shares outstanding -- diluted income per share    5,566,000      5,721,000
                                                                        ===========    ===========


See notes to financial statements

                               I.D. Systems, Inc.
                  Statements of Changes in Stockholders' Equity


                                                          Common Stock
                                                          ------------
                                                     Number                          Additional
                                                       of                             Paid-in        Accumulated     Stockholders'
                                                     Shares          Amount           Capital          Deficit          Equity
                                                   ----------      -----------      -----------     ------------      -----------

BALANCE -- JANUARY 1, 1999                          3,414,000      $    34,000      $ 1,653,000     $   (679,000)     $ 1,008,000
Shares issued pursuant to initial public
offering                                            2,300,000           23,000       13,898,000                        13,921,000
Shares issued pursuant to exercise of
   stock options                                        3,000                             3,000                             3,000
Net income for the year ended
   December 31, 1999                                                                                     207,000          207,000
                                                   ----------      -----------      -----------     ------------      -----------

BALANCE -- DECEMBER 31, 1999                        5,717,000           57,000       15,554,000         (472,000)      15,139,000
Shares issued pursuant to exercise of
   stock options                                        4,000                             4,000                             4,000
Net loss for the year ended
   December 31, 2000                                                                                  (4,820,000)      (4,820,000)
                                                   ----------      -----------      -----------     ------------      -----------

BALANCE -- DECEMBER 31, 2000                        5,721,000      $    57,000      $15,558,000     $ (5,292,000)     $10,323,000
                                                   ==========      ===========      ===========     ============      ===========

See notes to financial statements

                               I.D. Systems, Inc.
                            Statements of Cash Flows

                                                                                                       Year Ended December 31,
                                                                                                       -----------------------
                                                                                                      1999                  2000
                                                                                                      ----                  ----
Cash flows from operating activities:
   Net income (loss)                                                                             $    207,000          $ (4,820,000)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                                  57,000               116,000
        Amortization of debt discount                                                                  44,000
        Deferred taxes                                                                                 18,000                49,000
        Deferred rent expense                                                                           4,000               (23,000)
        Changes in:
           Accounts receivable                                                                       (139,000)              583,000
           Unbilled receivables                                                                      (962,000)              613,000
           Inventory                                                                                 (123,000)             (625,000)
           Income taxes receivables                                                                                        (111,000)
           Prepaid expenses and other assets                                                         (455,000)              205,000
           Accounts payable                                                                           222,000               154,000
           Income taxes payable                                                                        45,000               (43,000)
           Deferred revenue                                                                          (545,000)
                                                                                                 ------------          ------------

              Net cash used in operating activities                                                (1,627,000)           (3,902,000)
                                                                                                 ------------          ------------

Cash flows from investing activities:
   Purchase of fixed assets                                                                          (213,000)             (441,000)
   Purchases of investments                                                                        (5,929,000)          (10,140,000)
   Maturities and sales of investments                                                                                   10,740,000
   Amortization of discount on investments                                                            (76,000)             (183,000)
                                                                                                 ------------          ------------

              Net cash used in investing activities                                                (6,218,000)              (24,000)
                                                                                                 ------------          ------------

Cash flows from financing activities:
   Payment of lease obligations                                                                       (11,000)              (14,000)
   Receipt of amount due from stockholder                                                              23,000
   Payment of stockholder loans                                                                      (200,000)
   Proceeds from exercise of stock options                                                              3,000                 4,000
   Net proceeds from sale of stock in initial public offering                                      13,921,000
                                                                                                 ------------          ------------

              Net cash provided by (used in) financing activities                                  13,736,000               (10,000)
                                                                                                 ------------          ------------

                               I.D. Systems, Inc.
                      Statements of Cash Flows (continued)


                                                               Year Ended December 31,
                                                                 1999          2000
                                                              ----------   -----------

Net increase (decrease) in cash and cash equivalents           5,891,000    (3,936,000)
Cash and cash equivalents -- January 1                         1,130,000     7,021,000
                                                              ----------   -----------

Cash and cash equivalents -- December 31                      $7,021,000   $ 3,085,000
                                                              ==========   ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $   37,000   $     5,000
   Cash paid for income taxes                                 $   98,000   $    58,000

Supplemental disclosure of noncash financing information:
   Equipment acquired pursuant to capital lease obligations   $   31,000


See notes to financial statements

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000

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

[2]  Stock split:

     On June 29, 1999, the Company effected a 1.25 for 1 stock split. The accompanying financial statements and notes thereto give retroactive effect to the stock split and accordingly, the number of shares for all periods are stated on a post split basis.

[3]  Cash and cash equivalents:

     The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

[4]  Inventory:

     Inventory, which consists of components for the Company's systems, is stated at cost using the first-in first-out method.

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

[8]  Revenue recognition:

     Approximately 55% of 1999 revenues were earned pursuant to contracts under which revenues have been recognized when related time and material charges were incurred. All other revenues are recognized either when services are performed, goods are delivered or as work progresses, measured by the percentage-of-completion method, in accordance with conditions of related contracts. Amounts billed to customers that do not meet the conditions of the Company's revenue recognition policy are recorded as deferred revenue until such conditions are met. Unbilled receivables are recorded if conditions of the Company's revenue recognition policy are met.

[9]  Benefit plan:

     The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code which covers all eligible employees. The Company contributed approximately $6,000 and $36,000 to the plan during the years ended December 31, 1999 and 2000, respectively.

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

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note B -- Summary of Significant Accounting Policies (continued)

[11] Stock based compensation:

     The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock- Based Compensation."

[12] Income taxes:

     The Company had elected to be treated as an S corporation for federal and state income tax purposes. As a result of this election, the income and losses of the Company were pased through to the individual stockholders. The Company continued to be subject to New York City income tax. In 1999, the Company filed an election to be taxed as a C corporation and, effective January 1, 1999, became subject to federal, state and local income taxes. The Company uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized.

[13] Net income (loss) per share:

     The Company calculates net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the statements of operations. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income
     (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. For the year ended December 31, 2000 the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options and warrants would have been anti-dilutive (See Note F).

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note B -- Summary of Significant Accounting Policies (continued)

[14] Financial instruments:

     The carrying amounts of cash and cash equivalents, inventory, accounts receivable, accounts payable, accrued expenses, capital lease obligations and notes payable approximate their fair values due to the short period to maturity of these instruments.

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

Future lease payments as of December 31, 2000 are as follows:

            Year ending
            December 31,
            ------------

                 2001                                              $  17,000
                 2002                                                 15,000
                 2003                                                  4,000
                                                                   ---------

                                                                      36,000
           Amount representing interest                                4,000
                                                                   ---------
           Present value of future lease payments                     32,000
           Amount due within one year                                 14,000
                                                                   ---------

                                                                   $  18,000
                                                                   =========

Note F -- Stockholders' Equity

[1]  Common stock:

     In April 1997, the Company completed a private placement whereby it sold 167,000 shares of common stock and issued $200,000 of promissory notes maturing in April 2002 bearing interest at 8% per annum for gross proceeds of $200,000. The common stock issued was valued at $68,000 representing debt discount which was amortized over the five-year term of the promissory notes. As a result, the effective annual interest rate was approximately 15%. During 1999, the Company repaid the notes plus $35,000 of accrued interest pursuant to payment provisions of the notes. Accordingly, interest expense in 1999 includes $44,000 related to the debt discount.

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

     A summary of the status of the Company's stock options as of December 31, 1999 and 2000 and changes during the years ending on those dates, is presented below:

                                                  1999                       2000
                                          -------------------------  --------------------------
                                                       Weighted
                                                        Average                     Average
                                           Shares    Exercise Price    Shares    Exercise Price
                                           ------    --------------    ------    --------------
     Outstanding at beginning of year    1,238,000       $1.09       1,479,000       $1.79
     Granted                               275,000        5.18         590,000        5.59
     Exercised                              (3,000)       1.20          (4,000)       1.20
     Forfeited                             (31,000)       4.16         (90,000)       5.36
                                         ----------                  ---------       -----

     Outstanding at end of year          1,479,000        1.79       1,975,000        2.76
                                        ==========                   =========       =====

     Exercisable at end of year            574,000        1.01         848,000        1.20
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

     The  following  table  summarizes   information   about  stock  options  at
December 31, 2000:

                                 Options Outstanding                               Options Exercisable
                         -----------------------------------------------       -----------------------------


                            Number            Weighted                               Number
                          Outstanding          Average          Weighted          Exercisable       Weighted
                              at              Remaining          Average               at            Average
        Exercise         December 31,        Contractual        Exercise          December 31,       Exercise
         Prices              2000               Life              Price               2000            Price
        -------          -----------         -----------        --------         ------------       -------
            $0.80            338,000            5 years          $0.80               338,000          $0.80
             1.20            875,000            7 years           1.20               475,000           1.20
       2.000-3.625           238,000           10 years           3.13
       4.125-5.625           179,000            9 years           4.23                27,000          4.125
       7.380-8.000           345,000            9 years           7.61                 8,000           7.56
                       -------------                                            --------------

                           1,975,000            7 years           2.76               848,000           1.20
                       =============                                            ==============


The Company applies APB Opinion 25 and related interpretations in accounting for options. Accordingly, no compensation cost has been recognized for employee stock option grants. Had compensation cost for employee stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income, net income per share (basic) and net income per share (diluted) for the year ended December 31 1999 would have been approximately $131,000, $.03 and $.02, respectively. The Company's net loss and net loss per share (basic and diluted) for the year ended December 31, 2000 would have been approximately $5,395,000 , and $.94, respectively. The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 58% for 1999 and 70% for 2000, expected life of options of 5 to 7 years, risk free interest rate of approximately 6% and a dividend yield of 0%. The weighted average fair value of options granted during the years ended December 31, 1999 and 2000 were $2.79 and $3.55, respectively.

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

Note G -- Income Taxes

     Through December 31, 1998 the Company was subject only to local income taxes. Effective January 1, 1999, the Company's election was terminated and the corporation accordingly became subject to federal, state and local income taxes. The Company has a deferred tax asset of approximately $1,852,000 at December 31, 2000. This reflects a net operating loss carryforward for Federal, New York State, New York City and New Jersey purposes, substantially all of which expires in 2020, and certain timing differences between financial and tax reporting. Future stock issuances may subject the Company to annual limitations on the utilization of its net operating loss carryforward. The Company has provided a valuation allowance, which increased by $1,852,000 during 2000, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

     The components of the income tax provision (benefit) are approximately as follows:

                                                           Year Ended
                                                           December 31,
                                                           ------------
                                                        1999        2000
                                                      --------    --------

     Current:
        Federal                                       $115,000    $(113,000)
        State and Local                                 16,000       30,000
                                                      --------    ---------

                                                       131,000      (83,000)

     Deferred:
        Local                                           18,000       49,000
                                                      --------    ---------

                                                      $149,000    $ (34,000)
                                                      ========    =========

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note G -- Income Taxes (continued)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

                                                                           Year Ended
                                                                           December 31,
                                                                           ------------
                                                                        1999           2000
                                                                    -----------    -----------


     Income taxes at the federal statutory rate                     $   121,000    $(1,650,000)
     State and local income taxes, net of effect on federal taxes        33,000       (293,000)
     Increase in valuation allowance                                                 1,852,000
     Other                                                               (5,000)        57,000
                                                                    -----------    -----------

                                                                    $   149,000    $   (34,000)
                                                                    ===========    ===========

Components of the deferred tax asset at December 31, 2000 are as follows:

     Net operating loss carryforward                           $ 1,690,000
     Allowance for receivables                                      82,000
     Allowance for inventory obsolescence                           80,000
                                                               -----------

                                                                 1,852,000
     Valuation allowance                                        (1,852,000)
                                                               -----------

                                                               $         0
                                                               ===========

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note H -- Commitments and Other Matters

[1]  Operating leases:

     The Company is obligated under operating leases for its facility, which it occupied in March 2000, and for furniture and fixtures. The Company's operating leases provide for minimum annual rental payments as follows:

                                                          Furniture
       Year ending                                           and
       December 31,                 Facility               Fixtures                Total
       ------------                 --------              ----------               -----

       2001                       $     373,000         $   124,000          $      497,000
       2002                             373,000             124,000                 497,000
       2003                             373,000              10,000                 383,000
       2004                             373,000                                     373,000
       20005                            410,000                                     410,000
       Thereafter                     1,845,000                                   1,845,000
                                  -------------         -----------          --------------

                                  $   3,747,000         $   258,000          $    4,005,000
                                  =============         ===========          ==============

     The office lease, which expires in 2010, also provides for escalations relating to increases in real estate taxes and certain operating expenses. Expenses relating to operating leases aggregated approximately $113,000 and $476,000 for the years ended December 31, 1999 and 2000, respectively.

     When the Company vacated its former premises, it recorded a charge to operations of $21,000 in connection with being released from the lease. Additionally, pursuant to the new lease, the Company has issued a letter of credit in the amount of $318,000 which remains open as of December 31, 2000.

[2]  Employment agreements:

     The Company has employment agreements with three executives which provide for aggregate annual compensation of $312,000 and entitle the executives to salary increases, bonuses and stock options to be determined by the Board of Directors. The agreements, which expire in June 2002 provide for severance payments equal to the greater of one year's salary or the remaining amount due through the end of the agreements.

                               I.D. Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note H -- Committments and Other Matters (continued)

[3]  Concentration of customers:

     One customer accounted for 70% of the Company's revenues during the year ended December 31, 1999.

     A second customer accounted for 12% of the Company's revenues during the year ended December 31, 1999.

     Four other customers accounted for 67% of the Company's revenues during the year ended December 31, 2000.

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

                           Summary Compensation Table

                                                                                           Long Term
                                                          Annual Compensation          Compensation Awards ($)
                                                    -----------------------------------------------------------
                                                                                                     Securities
                                                                                     Restricted     Underlying
             Name and                                                                  Stock         Options/
        Principal Position             Year            Salary            Bonus           Award         SARs (#)
- ---------------------------------------------------------------------------------------------------------------
     Jeffrey M. Jagid                   2000          $119,500             --            --           --
     Chief Executive Officer            1999          $114,500          $12,000          --           --
     and General Counsel                1998           $80,000          $40,000          --           --

     Kenneth S. Ehrman                  2000          $119,500             --            --           --
     Chief Operating Officer            1999          $114,500          $12,000          --           --
                                        1998           $80,000          $40,000          --           --

     Michael L. Ehrman                  2000          $107,500             --            --           --
     Executive Vice President           1999          $109,000          $24,000          --           --
                                        1998           $80,000          $40,000          --           --

     Ned Mavrommatis (1)                2000          $100,000             --            --           --
     Chief Financial Officer            1999           $34,000             --            --           --
                                        1998              --               --            --           --

     N. Bert Loosmore (2)               2000          $103,000             --            --           --
                                        1999          $109,000          $24,000          --           --
                                        1998           $80,000          $40,000          --           --

- ----------

(1) Mr. Mavrommatis joined the Company in August 1999. His annualized salary in 1999 would have been $100,000.

(2) Mr. Loosmore served as the Company's Executive Vice President of Technology until December 15, 2000. His annualized salary for 2000 would have been $107,500.

Option Grants in 2000

     During the year ended December 31, 2000, options to purchase shares of the Company's common stock were granted under the Company's 1999 Employee Stock Option Plan to the below named officers and directors in the amounts and at the per share exercise price set forth opposite their names. All options vest in equal installments over a five year period commencing on the first anniversary of the date of grant.

     Jeffrey M. Jagid           1/19/2000        75,000 at $7.56
     Michael L. Ehrman          1/19/2000        75,000 at $7.56
     Kenneth S. Ehrman          1/19/2000        37,500 at $7.56
     N. Bert Loosmore           1/19/2000        37,500 at $7.56
     Ned Mavrommatis            1/19/2000        20,000 at $7.56
     Ned Mavrommatis            6/01/2000        50,000 at $3.56

Employment Agreements

     In June 1999 the Company entered into three-year employment agreements with Kenneth Ehrman, Jeffrey Jagid and Michael Ehrman. Pursuant to the agreements, Messrs. Kenneth Ehrman and Jagid are each entitled to base salaries of $108,000 and Mr. Michael Ehrman is entitled to a base salary of $96,000. Each employment agreement also provides that the employee is entitled to a bonus as determined by the board of directors, from time to time, and options under the Company's 1999 Stock Option Plan. Each employment agreement provides for a term of three years and is renewable upon mutual consent. A similar agreement with N. Bert Loosmore expired on December 15, 2000.

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

           Name of Beneficial Owner (1)                                Number of Shares           Percentage (2)
- ----------------------------------------------------------------------------------------------------------------
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

- ----------


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

(10) Principal  office is 660 Madison  Avenue,  15th Floor,  New York,  New York
     10021.

(11) Principal office is c/o Harvard Management Company, Inc., 600 Atlantic Avenue, Boston, Massachusetts 02210.

(12) Includes 660,458 shares of common stock underlying Currently Exercisable Options granted to such individuals pursuant to the Company's 1995 Employee Stock Option Plan, 1999 Stock Option Plan and 1999 Directors Option Plan.

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


              # of Options                    Exercise Price
              ----------------------------------------------

                 25,000                           $8.000
                 25,000                            7.670
                265,000                            7.560
                 10,000                            4.750
                  5,000                            4.500
                142,500                            4.125
                157,500                            3.560
                 66,000                            2.000

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

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits, Lists and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

Number      Description of Exhibit
- ------      ----------------------

23.1        Consent of Richard A. Eisner & Company, LLP

b)   Reports on Form 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     I.D. SYSTEMS, INC.


                                     By: /s/ Jeffrey M. Jagid
                                         ---------------------------------------
                                         Jeffrey M. Jagid
                                         Chief Executive Officer
                                         (Principal Executive Officer)

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

Signature                                     Title                                       Date
- ---------                                     -----                                       ----

/s/ Jeffrey M. Jagid                         Chief Executive Officer                     March 30, 2001
- --------------------------------              and Director
Jeffrey M. Jagid

/s/ Kenneth S. Ehrman                        Chief Operating Officer                     March 30, 2001
- --------------------------------              and Director
Kenneth S. Ehrman


/s/ Bruce Jagid                              Director                                    March 30, 2001
- --------------------------------
Bruce Jagid

 /s/ Martin G. Rosansky                       Director                                   March 30, 2001
- --------------------------------
Martin G. Rosansky

/s/ Lawrence Burstein                         Director                                   March 30, 2001
- --------------------------------
Lawrence Burstein

 /s/ N. Bert Loosmore                         Director                                   March 30, 2001
- --------------------------------
N. Bert Loosmore

                             EXHIBIT INDEX

Number    Description                                                       Page
- ------    -----------                                                       ----

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

10.6      1999 Stock Option Plan (incorporated  herein by reference to the  Company's  Form SB-2 filed with the  Commission on June
          30, 1999).                                                           X

10.7      Form of Indemnification  Agreement  (incorporated  herein by
          reference  to  the  Company's   Form  SB-2  filed  with  the
          Commission on June 30, 1999).                                        X

10.8      1999 Director Option Plan (incorporated  herein by reference to the Company's Form SB-2 filed with the Commission on June
          30, 1999).                                                           X

10.9      Office Lease dated  November 4, 1999 between the Company and
          Venture Hackensack Holding, Inc ..................................   X

23.1      Consent of Richard A. Eisner & Company, LLP ......................  49