Form 10QSB
period 2001-03-31
ID SYSTEMS INC
filed 2001-05-14
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001
                                --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________

Commission File Number:  1-15087
                         -------

                               I.D. SYSTEMS, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                                                    22-3270799
                    --------                                                    ----------
(State or other jurisdiction or incorporation or organization)   (I.R.S. Employer Identification No)

               ONE UNIVERSITY PLAZA, HACKENSACK, NEW JERSEY     07601
               ------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

                                 (201) 670-9000
                                 --------------
                           (Issuer's telephone number)

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
         YES   X                    NO
             -----                     -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
         Yes                        No
             -----                     -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on May 1, 2001 was 5,835,625.

                                      INDEX

                               I.D. SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.                              Page
                                                                      ----

    Condensed Balance Sheets as of December 31, 2000
         and March 31, 2001 (unaudited)                                 1

    Condensed Statements of Operations (unaudited)  -
       for the three months ended March 31, 2000 and 2001               2

    Condensed Statements of Cash Flows (unaudited) -
       for the three months ended March 31, 2000 and 2001               3

    Notes to Condensed Financial Statements                             4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS  OF OPERATIONS                 5



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               8

SIGNATURES                                                              9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                               I.D. SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

                                                                 DECEMBER 31, 2000           MARCH 31, 2001
                                                                                              (UNAUDITED)
                                                               -----------------------   -----------------------
ASSETS
Cash and cash equivalents                                               $   3,085,000              $  4,069,000
Investments                                                                 5,588,000                 3,207,000
Accounts receivable (net of allowance of $48,000)                             297,000                   557,000
Unbilled receivables                                                          349,000                   220,000
Inventory                                                                     748,000                   826,000
Income taxes receivable                                                       111,000                   111,000
Prepaid expenses and other assets                                             125,000                   103,000
                                                               -----------------------   -----------------------
  Total current assets                                                     10,303,000                 9,093,000

Fixed assets, net                                                             632,000                   595,000
Other assets                                                                  146,000                   132,000
                                                               -----------------------   -----------------------
                                                                       $   11,081,000              $  9,820,000
                                                               =======================   =======================

LIABILITIES
Accounts payable                                                       $      699,000              $    273,000
Capital lease obligations                                                      14,000                    13,000
Income taxes payable                                                            8,000
                                                               -----------------------   -----------------------

  Total current liabilities                                                   721,000                   286,000

Capital lease obligations                                                      18,000                    16,000
Deferred rent                                                                  19,000                    25,000
                                                               -----------------------   -----------------------
                                                                              758,000                   327,000
                                                               -----------------------   -----------------------

STOCKHOLDERS' EQUITY
Preferred Stock; authorized 5,000,000 shares,
  $0.01 par value; none issued
Common Stock, authorized 15,000,000 shares, $0.01 par value; issued and
  outstanding 5,720,000 shares and 5,835,000 shares, respectively              57,000                    58,000
Additional paid in capital                                                 15,558,000                15,670,000
Accumulated deficit                                                       (5,292,000)               (6,122,000)
Treasury stock; 40,178 shares at cost                                                                 (113,000)
                                                               -----------------------   -----------------------
                                                                           10,323,000                 9,493,000
                                                               -----------------------   -----------------------
                                                                       $   11,081,000              $  9,820,000
                                                               =======================   =======================

SEE ACCOMPANYING NOTES.

                                        I.D. SYSTEMS, INC.
                                CONDENSED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 2000                2001
                                                          -------------------- ------------------
Revenues                                                            $ 306,000          $ 287,000
Cost of Revenues                                                      149,000            146,000
                                                          -------------------- ------------------

Gross Profit                                                          157,000            141,000
Selling, general and administrative expenses                          584,000            771,000
Research and development expenses                                     296,000            316,000
                                                          -------------------- ------------------

Loss from operations                                                 (723,000)          (946,000)
Interest income                                                       181,000            117,000
Interest expense                                                       (1,000)            (1,000)
                                                          -------------------- ------------------

NET LOSS                                                        $    (543,000)        $ (830,000)
                                                          ==================== ==================

NET LOSS PER SHARE - BASIC AND DILUTED                          $       (0.09)        $    (0.14)
                                                          ==================== ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-
  BASIC AND DILUTED LOSS PER SHARE                                   5,720,000          5,821,000
                                                          ==================== ==================


SEE ACCOMPANYING NOTES

                               I.D. SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                             2000          2001
                                                               -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $  (543,000)          $ (830,000)
Adjustments to reconcile net loss
  to cash used in operating activities:
  Depreciation and amortization                                            23,000               41,000
  Deferred taxes                                                            6,000
  Deferred rent expense                                                                          6,000
  Changes in:
    Accounts receivable                                                   700,000            (260,000)
    Unbilled receivables                                                   83,000              129,000
    Inventory                                                           (166,000)             (78,000)
    Prepaid expenses and other assets                                      86,000               36,000
    Income taxes payable                                                  (6,000)              (8,000)
    Accounts payable                                                    (275,000)            (426,000)
                                                               -------------------   ------------------

        Net cash used in operating activities                            (92,000)          (1,390,000)
                                                               -------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                              (247,000)              (4,000)
  Investments maturities                                                5,563,000            2,381,000
                                                               -------------------   ------------------

    Net cash provided by investing activities                           5,316,000            2,377,000
                                                               -------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of lease obligations                                            (4,000)              (3,000)
  Proceeds from exercise of stock options                                   4,000
                                                               -------------------   ------------------

    Net cash used in financing activities                                                      (3,000)
                                                               -------------------   ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               5,224,000              984,000
Cash and cash equivalents - beginning of period                         7,021,000            3,085,000
                                                               -------------------   ------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $12,245,000           $4,069,000
                                                               ===================   ==================

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Treasury shares received as payment for exercise of stock
options                                                                                     $  113,000

SEE ACCOMPANYING NOTES.

                               I.D. SYSTEMS, INC.

                     Notes to Condensed Financial Statements

                                 March 31, 2001

NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of March 31, 2001, the results of its operations for the three-month periods ended March 31, 2000 and 2001 and cash flows for the three-month periods ended March 31, 2000 and 2001. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2000 included in the Company's Annual Report.

NOTE  B - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month periods ended March 31, 2000 and 2001 the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

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

The Company was incorporated in August 1993 and began to derive revenues from its initial line of products in March 1995. Revenues are generated from design and engineering fees as well as sales of its system. The Company's revenues to date have been derived from designing, developing and customizing the Company's system to each individual customer. The Company intends to generate additional revenues by selling software and hardware upgrades as well as on-going maintenance and support contracts to its existing customers.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         2000                  2001
                                                   --------------         -------------
Revenues                                                    100.0%                100.0%
Cost of Revenues                                             48.7                  50.9
                                                   --------------         -------------
Gross Profit                                                  51.3                  49.1
Selling, general and administrative expenses                 190.8                 268.6
Research and development expenses                             96.7                 110.1
                                                   --------------         -------------
Loss from operations                                       (236.2)               (329.6)
Net interest (expense) income                                 58.8                 40.4
                                                   --------------         -------------

NET LOSS                                                   (177.4)%              (289.2)%
                                                   --------------         -------------

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES. Revenues were $287,000 in the three months ended March 31, 2001 as compared to $306,000 in the three months ended March 31, 2000. Revenues in the quarter ended March 31, 2001 were derived from the delivery and implementation of the Company's fleet tracking and management system pursuant to a number of pilot programs.

COST OF REVENUES. Cost of revenues were $146,000 in the three months ended March 31, 2001 as compared to $149,000 in the three months ended March 31, 2000. As a percentage of revenues, cost of revenues were 50.9% in the three months ended March 31, 2001 as compared to 48.7% in the three months ended March 31, 2000. Gross profit was $141,000 in the three months ended March 31, 2001 compared to $157,000 in the three months ended March 31, 2000. As a percentage of revenues, gross profit decreased to 49.1% in the three months ended March 31, 2001 from 51.3% in the three months ended March 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $771,000 in the three months ended March 31, 2001 as compared to $584,000 in the three months ended March 31, 2000. This increase was attributable to increased payroll expenses and additional costs related to the Company's new facility. As a percentage of revenues, selling, general and administrative expenses increased to 268.6% in the three months ended March 31, 2001 from 190.8% in the three months ended March 31, 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $316,000 in the three months ended March 31, 2001 as compared to $296,000 in the three months ended March 31, 2000. As a percentage of revenues, research and development expenses were 110.1% in the three months ended March 31, 2001 as compared to 96.7% in the three months ended March 31, 2000. Research and development efforts were directed towards the reduction of the cost and size of the Company's system and further development of the Company's "universal" system which allows for widespread use of the Company's hardware and software.

INTEREST INCOME AND EXPENSE. Interest income was $117,000 in the three months ended March 31, 2001 as compared to $181,000 in the three months ended March 31, 2000. This decrease was attributable to larger average cash, cash equivalents and short-term investment balances in the three months ended March 31, 2000 as compared to the three months ended March 31, 2001.

Interest expense was $1,000 in the three months ended March 31, 2001 and 2000.

NET LOSS. Net loss was $830,000 in the three months ended March 31, 2001 as compared to net loss of $543,000 in the three-month period ended March 31, 2000. This was due primarily to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had $7,276,000 of cash, cash equivalents and short-term investments and $8,807,000 of working capital as compared to $8,673,000 and $9,582,000, respectively, at December 31, 2000.

Net cash used in operating activities was $1,390,000 for the three months ended March 31, 2001 as compared to net cash used in operating activities of $92,000 for the three months ended March 31, 2000. Net cash used in operating activities in the three months ended March 31, 2001 was primarily due to the net loss of $830,000, an increase in accounts receivable of $260,000, and a decrease in accounts payable of $426,000, partially offset by a decrease in unbilled receivables of $129,000. Net cash used in operating activities in the three months ended March 31, 2000 was primarily due to the net loss of $543,000, an increase in inventory of $166,000 and a decrease in accounts payable of $275,000, offset by a decrease in accounts and unbilled receivables of $783,000 and a decrease of prepaid expenses and other assets of $86,000.

Net cash provided by investing activities for the three months ended March 31, 2001 was $2,377,000 as compared to cash provided by investing activities of $5,316,000 for the three months ended March 31, 2000. The cash provided by investing activities in the three months ended March 31, 2001 was from maturities of short-term investments of $2,381,000. The cash provided by investing activities for the three months ended March 31, 2000 was from maturities of short-term investments of $5,563,000 offset by use of cash of $247,000 for the purchase of fixed assets.

The net cash used in financing activities of $3,000 for the three months ended March 31, 2001 was for payment of lease obligations.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            I.D. Systems, Inc.


Dated: May        , 2001                    By:      /s/ Jeffrey M. Jagid
           -------                               ------------------------------
                                                 Jeffrey M. Jagid
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Dated: May        , 2001                    By:      /s/ Ned Mavrommatis
           -------                               ------------------------------
                                                 Ned Mavrommatis
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            I.D. Systems, Inc.

Dated: May 14, 2001                         By:   /s/ Jeffrey M. Jagid
          ----                                   ------------------------------
                                                 Jeffrey M. Jagid
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Dated: May 14, 2001                         By:  /s/ Ned Mavrommatis
          ----                                   ------------------------------
                                                 Ned Mavrommatis
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)