Form 10QSB
period 2001-06-30
ID SYSTEMS INC
filed 2001-08-10
CIK 49615


                               U.S. SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON, D.C. 20549

                                             FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2001
                                 -------------

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


                          ONE UNIVERSITY PLAZA, HACKENSACK, NEW JERSEY 07601
                          --------------------------------------------------
                         (Address of principal executive offices) (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on July 19, 2001 was 5,844,625.

                                      INDEX

                               I.D. SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.                                   Page
                                                                           ----

    Condensed Balance Sheets as of December 31, 2000
       and June 30, 2001 (unaudited)                                         1

    Condensed Statements of Operations (unaudited)
       for the three months and six months ended June 30, 2000 and 2001      2

    Condensed Statements of Cash Flows (unaudited)
       for the six months ended June 30, 2000 and 2001                       3

    Notes to Condensed Financial Statements                                  4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  5

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    8

Signatures                                                                   9


                                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                               I.D. SYSTEMS, INC.
                                            CONDENSED BALANCE SHEETS


                                                                DECEMBER 31, 2000             JUNE 30, 2001
                                                                                              (UNAUDITED)
                                                            --------------------------   -----------------------
ASSETS
Cash and cash equivalents                                               $   3,085,000              $  2,965,000
Investments                                                                 5,588,000                 3,700,000
Accounts receivable (net of allowance of $48,000)                             297,000                   269,000
Unbilled receivables                                                          349,000                    96,000
Inventory                                                                     748,000                   871,000
Income taxes receivable                                                       111,000                   111,000
Prepaid expenses and other assets                                             125,000                   109,000
                                                            --------------------------   -----------------------

  Total current assets                                                     10,303,000                 8,121,000

Fixed assets, net                                                             632,000                   559,000
Other assets                                                                  146,000                   117,000
                                                            --------------------------   -----------------------

                                                                       $   11,081,000              $  8,797,000
                                                            ==========================   =======================

LIABILITIES

Accounts payable                                                         $    699,000              $    145,000
Capital lease obligations                                                      14,000                    14,000
Income taxes payable                                                            8,000
                                                            --------------------------   -----------------------

  Total current liabilities                                                   721,000                   159,000


Capital lease obligations                                                      18,000                    11,000
Deferred rent                                                                  19,000                    31,000
                                                            --------------------------   -----------------------

                                                                              758,000                   201,000
                                                            --------------------------   -----------------------

STOCKHOLDERS' EQUITY

Preferred Stock; authorized 5,000,000 shares,
  $0.01 par value; none issued
Common Stock, authorized 15,000,000 shares, $0.01 par value; issued and
  outstanding 5,720,000 shares and 5,842,000 shares, respectively              57,000                    58,000
Additional paid in capital                                                 15,558,000                15,692,000
Accumulated deficit                                                       (5,292,000)               (7,041,000)
Treasury stock; 40,178 shares at cost                                                                 (113,000)
                                                            --------------------------   -----------------------

                                                                           10,323,000                 8,596,000
                                                            --------------------------   -----------------------

                                                                       $   11,081,000              $  8,797,000
                                                            ==========================   =======================



                                                      I.D. SYSTEMS, INC.
                                              CONDENSED STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                         2000              2001                2000               2001
                                                   ----------------- ------------------ ------------------- -----------------


Revenues                                                  $ 313,000          $ 137,000          $  619,000       $   424,000
Cost of Revenues                                            165,000             99,000             314,000           245,000
                                                   ----------------- ------------------ ------------------- -----------------

Gross Profit                                                148,000             38,000             305,000           179,000
Selling, general and administrative expenses                988,000            765,000           1,572,000         1,536,000
Research and development expenses                           306,000            271,000             602,000           587,000
                                                   ----------------- ------------------ ------------------- -----------------

Loss from operations                                    (1,146,000)          (998,000)         (1,869,000)       (1,944,000)
Interest income                                             191,000             80,000             372,000           197,000
Interest expense                                            (2,000)            (1,000)             (3,000)           (2,000)
                                                   ----------------- ------------------ ------------------- -----------------

NET LOSS                                               $  (957,000)        $ (919,000)       $ (1,500,000)     $ (1,749,000)
                                                   ================= ================== =================== =================


NET LOSS PER SHARE - BASIC AND DILUTED                  $    (0.17)         $   (0.16)           $  (0.26)        $   (0.30)
                                                   ================= ================== =================== =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
BASIC AND DILUTED LOSS PER SHARE                          5,720,000          5,838,000           5,720,000         5,829,000
                                                   ================= ================== =================== =================


SEE ACCOMPANYING NOTES



                                           I.D. SYSTEMS, INC.
                                   CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      2000                 2001
                                                               -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (1,500,000)        $ (1,749,000)
Adjustments to reconcile net loss
  to cash used in operating activities:
  Depreciation and amortization                                            49,000               80,000
  Deferred taxes                                                           12,000
  Deferred rent expense                                                  (35,000)               12,000
  Changes in:
    Accounts receivable                                                   682,000               28,000
    Unbilled receivables                                                  194,000              253,000
    Inventory                                                            (291,000)           (123,000)
    Prepaid expenses and other assets                                     110,000               45,000
    Income taxes payable                                                  (6,000)              (8,000)
    Accounts payable                                                    (232,000)            (554,000)
                                                               -------------------   ------------------

        Net cash used in operating activities                         (1,017,000)          (2,016,000)
                                                               -------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                              (351,000)              (7,000)
  Purchases of investments                                            (3,049,000)          (6,245,000)
  Maturities and sales of investments                                   6,005,000            8,158,000
  Amortization of debt discount                                          (20,000)             (25,000)
                                                               -------------------   ------------------

    Net cash provided by investing activities                           2,585,000            1,881,000
                                                               -------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of lease obligations                                            (7,000)              (7,000)
  Proceeds from exercise of stock options                                   4,000               22,000
                                                               -------------------   ------------------


    Net cash (used in) provided by financing activities                   (3,000)               15,000
                                                               -------------------   ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,565,000            (120,000)
Cash and cash equivalents - beginning of period                         7,021,000            3,085,000
                                                               -------------------   ------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $8,586,000           $2,965,000
                                                               ===================   ==================


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Treasury shares received as payment for exercise of stock
options                                                                                     $ 113,000


                               I.D. SYSTEMS, INC.

                     Notes to Condensed Financial Statements
                                  June 30, 2001

NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of June 30, 2001, the results of its operations for the six-month and three-month periods ended June 30, 2000 and 2001 and cash flows for the six-month periods ended June 30, 2000 and 2001. The results of operations for the six- month and three-month periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2000 included in the Company's Annual Report.

NOTE  B - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per share is based on the weighted average number of common shares of outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month and six-month periods ended June 30, 2000 and 2001 the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of the Company's financial condition and results of operations of I.D. Systems should be read in conjunction with I.D. Systems' condensed financial statements and notes thereto appearing elsewhere herein.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                        2000                 2001             2000            2001
                                                   ---------------       --------------    -----------     ------------
Revenues                                                    100.0 %              100.0 %        100.0 %          100.0 %
Cost of Revenues                                             52.7                 72.3           50.7             57.8
                                                   ---------------       --------------    -----------     ------------

Gross Profit                                                 47.3                 27.7           49.3             42.2
Selling, general and administrative expenses                315.6                558.4          253.9            362.3
Research and development expenses                            97.8                197.8           97.3            138.4
                                                   ---------------       --------------    -----------     ------------

Loss from operations                                      (366.1)              (728.5)        (301.9)          (458.5)
Net interest income                                          60.4                 57.7           59.6             46.0
                                                   ---------------       --------------    -----------     ------------

NET LOSS                                                  (305.7) %            (670.8) %      (242.3) %        (412.5) %
                                                   ---------------       --------------    -----------     ------------


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES. Revenues were $137,000 in the three months ended June 30, 2001 as compared to $313,000 in the three months ended June 30, 2000. Revenues in the quarter ended June 30, 2001 were derived from the delivery and implementation of the Company's fleet tracking and management system pursuant to on-going pilot programs.

COST OF REVENUES. Cost of revenues were $99,000 in the three months ended June 30, 2001 as compared to $165,000 in the three months ended June 30, 2000. As a percentage of revenues, cost of revenues were 72.3% in the three months ended June 30, 2001 as compared to 52.7% in the three months ended June 30, 2000. This percentage increase was primarily attributable to production salaries representing a higher percentage of lower revenues. Gross profit was $38,000 in the three months ended June 30, 2001 compared to $148,000 in the three months ended June 30, 2000. As a percentage of revenues, gross profit decreased to 27.7% in the three months ended June 30, 2001 from 47.3% in the three months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $765,000 in the three months ended June 30, 2001 as compared to $988,000 in the three months ended June 30, 2000. This decrease was attributable to a decrease in payroll resulting from cost cutting efforts instituted during the first quarter of 2001. As a percentage of revenues, selling, general and administrative expenses increased to 558.4% in the three months ended June 30, 2001 from 315.6% in the three months ended June 30, 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $271,000 in the three months ended June 30, 2001 as compared to $306,000 in the three months ended June 30, 2000. This decrease was attributable to cost cutting efforts instituted during the first quarter of 2001. As a percentage of revenues, research and development expenses increased to 197.8% in the three months ended June 30, 2001 from 97.8% in the three months ended June 30, 2000.

NET INTEREST INCOME AND EXPENSE. Interest income was $80,000 in the three months ended June 30, 2001 as compared to $191,000 in the three months ended June 30, 2000. This decrease was attributable to larger average cash, cash equivalents and short-term investment balances in the three months ended June 30, 2000 as compared to the three months ended June 30, 2001.

Interest expense was $1,000 in the three months ended June 30, 2001 as compared to $2,000 in the three months ended June 30, 2000.

NET LOSS. Net loss was $919,000 in the three months ended June 30, 2001 as compared to net loss of $957,000 in the three-month period ended June 30, 2000. This was due primarily to the reasons described above.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES. Revenues were $424,000 in the six months ended June 30, 2001 as compared to $619,000 in the six months ended June 30, 2000. Revenues in the six month period ended June 30, 2001 were derived from the delivery and implementation of the Company's fleet tracking and management system pursuant to on-going pilot programs.

COST OF REVENUES. Cost of revenues were $245,000 in the six months ended June 30, 2001 as compared to $314,000 in the six months ended June 30, 2000. As a percentage of revenues, cost of revenues were 57.8% in the six months ended June 30, 2001 as compared to 50.7% in the six months ended June 30, 2000. This percentage increase was primarily attributable to production salaries representing a higher percentage of lower revenues. Gross profit was $179,000 in the six months ended June 30, 2001 compared to $305,000 in the six months ended June 30, 2000. As a percentage of revenues, gross profit decreased to 42.2% in the six months ended June 30, 2001 from 49.3% in the six months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,536,000 in the six months ended June 30, 2001 as compared to $1,572,000 in the six months ended June 30, 2000. This decrease was attributable to a decrease in payroll resulting from cost cutting efforts instituted during the first quarter of 2001. As a percentage of revenues, selling, general and administrative expenses increased to 362.3% in the six months ended June 30, 2001 from 253.9% in the six months ended June 30, 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $587,000 in the six months ended June 30, 2001 as compared to $602,000 in the six months ended June 30, 2000. This decrease was attributable to cost cutting efforts instituted during the first quarter of 2001. As a percentage of revenues, research and development expenses increased to 138.4% in the six months ended June 30, 2001 from 97.3% in the six months ended June 30, 2000.

NET INTEREST INCOME AND EXPENSE. Interest income was $197,000 in the six months ended June 30, 2001 as compared to $372,000 in the six months ended June 30, 2000. This decrease was attributable to larger average cash, cash equivalents and short-term investment balances in the six months ended June 30, 2000 as compared to the six months ended June 30, 2001.

Interest expense was $2,000 in the six months ended June 30, 2001 as compared to $3,000 in the six months ended June 30, 2000.

NET LOSS. Net loss was $1,749,000 in the six months ended June 30, 2001 as compared to net loss of $1,500,000 in the six-month period ended June 30, 2000. This was due primarily to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had $6,665,000 of cash, cash equivalents and short-term investments and $7,962,000 of working capital as compared to $8,673,000 and $9,582,000, respectively, at December 31, 2000.

Net cash used in operating activities was $2,016,000 for the six months ended June 30, 2001 as compared to net cash used in operating activities of $1,017,000 for the six months ended June 30, 2000. Net cash used in operating activities in the six months ended June 30, 2001 was primarily due to the net loss of $1,749,000, an increase in inventory of $123,000 and a decrease in accounts payable of $554,000, partially offset by a decrease in accounts and unbilled receivables of $281,000. Net cash used in operating activities for the six months ended June 30, 2000 was primarily due to the net loss of $1,500,000, an increase in inventory of $291,000 and a decrease in accounts payable of $232,000, partially offset by a decrease in accounts and unbilled receivables of $876,000 and a decrease in prepaid expenses and other assets of $110,000.

Net cash provided by investing activities for the six months ended June 30, 2001 was $1,881,000 as compared to cash provided by investing activities of $2,585,000 for the six months ended June 30, 2000. The cash provided by investing activities in the six months ended June 30, 2001 was primarily from maturities of short-term investments of $8,158,000, partially offset by the purchase of investments of $6,245,000 and the purchase of fixed assets of $7,000. The cash provided by investing activities in the six months ended June 30, 2000 was primarily from maturities of short-term investments of $6,005,000, partially offset by the purchase of investments of $3,049,000 and the purchase of fixed assets of $351,000.

Net cash provided by financing activities for the six months ended June 30, 2001 was $15,000 as compared to cash used in financing activities of $3,000 for the three months ended June 30, 2000. The net cash provided by financing activities of $15,000 for the six months ended June 30, 2001, resulted from $22,000 of proceeds received from exercise of employee stock options, offset by $7,000 paid for capital lease obligations. The cash used in financing activities for the six months ended June 30, 2000 was from payment of lease obligations of $7,000 offset by proceeds from exercise of employee stock options of $4,000.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         The Company filed a current report on Form 8-K on April 19, 2001 under
Item 5 regarding the inadvertent filing of a preliminary draft of the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000 by the Company's filing agent. No financial statements were filed with such report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            I.D. Systems, Inc.


Dated: August 10, 2001                      By:   /s/ Jeffrey M. Jagid
                                                  -----------------------------
                                                  Jeffrey M. Jagid
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Dated: August 10, 2001                      By:   /s/ Ned Mavrommatis
                                                  -----------------------------
                                                  Ned Mavrommatis
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)