Form 10QSB
period 2001-09-30
ID SYSTEMS INC
filed 2001-11-14
CIK 49615


                            U.S. SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                          FORM 10-QSB


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2001
                                 ------------------

                                              or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission File Number:  1-15087
                         -------

                                      I.D. SYSTEMS, INC.
                                      ------------------
               (Exact name of small business issuer as specified in its charter)

                         DELAWARE                                           22-3270799
                         --------                                           ----------
(State or other jurisdiction or incorporation or organization) (I.R.S. Employer Identification No)

            ONE UNIVERSITY PLAZA, HACKENSACK, NEW JERSEY                   07601
             -------------------------------------------------------------------
                 (Address of principal executive offices)             (Zip Code)

                                        (201) 670-9000
                                        --------------
                                  (Issuer's telephone number)

        -------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or
15(d) of the  Exchange  Act during the past 12 months (or for such  shorter  period)  that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X           No
          -----            ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports  required to be filed by Section
12,  13, or 15(d) of the  Exchange  Act  after the  distribution  of  securities  under a plan confirmed by a court.

      Yes               No
          -----            ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's  Common Stock, $0.01 par value, as of the close of business on November 1, 2001 was 5,853,625.

                                       A

                                      INDEX

                               I.D. SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.                                    Page
                                                                            ----

   Condensed Balance Sheets as of December 31, 2000
     and September 30, 2001 (unaudited)                                       1

   Condensed Statements of Operations (unaudited)
     for the three months and nine months ended
     September 30, 2000 and 2001                                              2

   Condensed Statements of Cash Flows (unaudited)
     for the nine months ended September 30, 2000 and 2001                    3

   Notes to Condensed Financial Statements                                    4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       5

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     8

Signatures                                                                    9

                                       B

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                               I.D. SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

                                                                 DECEMBER 31, 2000          SEPTEMBER 30,2001
                                                                                              (UNAUDITED)
                                                               -----------------------   -----------------------
ASSETS
Cash and cash equivalents                                        $          3,085,000      $            470,000
Investments                                                                 5,588,000                 5,665,000
Accounts receivable (net of allowance of $48,000)                             297,000                   292,000
Unbilled receivables                                                          349,000
Inventory                                                                     748,000                   925,000
Income taxes receivable                                                       111,000
Prepaid expenses and other assets                                             125,000                   119,000
                                                               -----------------------   -----------------------

  Total current assets                                                     10,303,000                 7,471,000

Fixed assets, net                                                             632,000                   519,000
Other assets                                                                  146,000                   117,000
                                                               -----------------------   -----------------------

                                                                 $         11,081,000      $          8,107,000
                                                               =======================   =======================

LIABILITIES
Accounts payable                                                 $            699,000      $            333,000
Capital lease obligations                                                      14,000                    12,000
Income taxes payable                                                            8,000
                                                               -----------------------   -----------------------

  Total current liabilities                                                   721,000                   345,000

Capital lease obligations                                                      18,000                     9,000
Deferred rent                                                                  19,000                    37,000
                                                               -----------------------   -----------------------

                                                                              758,000                   391,000
                                                               -----------------------   -----------------------

CONTINGENCY

STOCKHOLDERS' EQUITY
Preferred Stock; authorized 5,000,000 shares,
  $0.01 par value; none issued
Common Stock, authorized 15,000,000 shares,
  $0.01 par value; issued and outstanding
  5,720,000 shares and 5,845,000 shares, respectively                          57,000                    58,000
Additional paid in capital                                                 15,558,000                15,701,000
Accumulated deficit                                                        (5,292,000)               (7,930,000)
Treasury stock; 40,178 shares at cost                                                                  (113,000)
                                                               -----------------------   -----------------------

                                                                           10,323,000                 7,716,000
                                                               -----------------------   -----------------------

                                                                 $         11,081,000      $          8,107,000
                                                               =======================   =======================
SEE ACCOMPANYING NOTES.

                                                       I.D. SYSTEMS, INC.
                                               CONDENSED STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                         2000              2001                2000               2001
                                                   ----------------- ------------------ ------------------- -----------------

Revenues                                                  $ 231,000     $      188,000        $    850,000      $    612,000
Cost of Revenues                                            107,000            100,000             421,000           345,000
                                                   ----------------- ------------------ ------------------- -----------------

Gross Profit                                                124,000             88,000             429,000           267,000
Selling, general and administrative expenses              1,118,000            860,000           2,690,000         2,396,000
Research and development expenses                           489,000            185,000           1,091,000           772,000
                                                   ----------------- ------------------ ------------------- -----------------

Loss from operations                                     (1,483,000)          (957,000)         (3,352,000)       (2,901,000)
Interest income                                             185,000             69,000             557,000           266,000
Interest expense                                             (1,000)            (1,000)             (4,000)           (3,000)
                                                   ----------------- ------------------ ------------------- -----------------

NET LOSS                                            $    (1,299,000)    $     (889,000)       $ (2,799,000)     $ (2,638,000)
                                                   ================= ================== =================== =================

NET LOSS PER SHARE - BASIC AND DILUTED              $         (0.23)    $        (0.15)       $      (0.49)     $      (0.45)
                                                   ================= ================== =================== =================

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED LOSS PER
SHARE                                                     5,720,000          5,845,000           5,720,000         5,834,000
                                                   ================= ================== =================== =================


SEE ACCOMPANYING NOTES


                                               I.D. SYSTEMS, INC.
                                       CONDENSED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                             2000          2001
                                                               -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (2,799,000)        $ (2,638,000)
Adjustments to reconcile net loss
  to cash used in operating activities:
  Depreciation and amortization                                            83,000              120,000
  Deferred taxes                                                           18,000
  Deferred rent expense                                                   (29,000)              18,000

  Changes in:
    Accounts receivable                                                   579,000                5,000
    Unbilled receivables                                                  199,000              349,000
    Inventory                                                            (826,000)            (177,000)
    Prepaid expenses and other assets                                     166,000               35,000
    Income taxes receivable                                                                    111,000
    Income taxes payable                                                  (51,000)              (8,000)
    Accounts payable                                                       99,000             (366,000)
                                                               -------------------   ------------------

        Net cash used in operating activities                          (2,561,000)          (2,551,000)
                                                               -------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                               (404,000)              (7,000)
  Purchase of investments                                              (6,195,000)          (8,747,000)
  Maturities and sales of investments                                   7,097,000            8,729,000
  Amortization of debt discount                                           (78,000)             (59,000)
                                                               -------------------   ------------------

    Net cash provided by (used in) investing activities                   420,000              (84,000)
                                                               -------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of lease obligations                                            (10,000)             (11,000)
  Proceeds from exercise of stock options                                   4,000               31,000
                                                               -------------------   ------------------

    Net cash (used in) provided by financing activities                   (6,000)               20,000
                                                               -------------------   ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (2,147,000)          (2,615,000)
Cash and cash equivalents - beginning of period                         7,021,000            3,085,000
                                                               -------------------   ------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $4,874,000             $470,000
                                                               ===================   ==================

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING
ACTIVITIES
Treasury shares received as payment for exercise of
stock options                                                                               $ 113,000

See accompanying notes



                               I.D. SYSTEMS, INC.

                     Notes to Condensed Financial Statements
                               September 30, 2001


NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of September 30, 2001, the results of its operations for the three-month and nine-month periods ended September 30, 2000 and 2001 and cash flows for the nine-month periods ended September 30, 2000 and 2001. The results of operations for the three-month and nine - month periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2000 included in the Company's Annual Report.

NOTE  B - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per share is based on the weighted average number of common shares of outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month and nine-month periods ended September 30, 2001 the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

NOTE  C - CONTINGENCY

In October 2001, the Company received notification of a claim brought against it in the amount of $569,000. The Company, while evaluating the claim from a business viewpoint and with consultation from counsel regarding the legal merits, believes that the outcome will not have a material adverse effect on its financial position and results of operations. No provision has been made regarding the ultimate outcome of this matter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere herein.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                   2000           2001            2000        2001
                                                 ----------     ----------       --------    --------

Revenues                                             100.0 %      100.0 %          100.0 %     100.0 %
Cost of Revenues                                      46.3         53.2             49.5        56.4
                                                 ----------     ----------       --------    --------

Gross Profit                                          53.7         46.8             50.5        43.6
Selling, general and administrative expenses         483.9        457.4            316.5       391.5
Research and development expenses                    211.7         98.4            128.3       126.1
                                                 ----------     ----------       --------    --------

Loss from operations                                (641.9)      (509.0)          (394.3)     (474.0)
Net interest income                                   79.6         36.2             65.1        43.0
                                                 ----------     ----------       --------    --------

NET LOSS                                            (562.3)%     (472.8)%         (329.2)%    (431.0)%
                                                 ----------     ----------       --------    --------


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. Revenues were $188,000 in the three months ended September 30, 2001 as compared to $231,000 in the three months ended September 30, 2000. Revenues in the quarter ended September 30, 2001 were derived from the delivery and implementation of the Company's fleet tracking and management system pursuant to on-going pilot programs.

COST OF REVENUES. Cost of revenues were $100,000 in the three months ended September 30, 2001 as compared to $107,000 in the three months ended September 30, 2000. As a percentage of revenues, cost of revenues were 53.2% in the three months ended September 30, 2001 as compared to 46.3% in the three months ended September 30, 2000. Gross profit was $88,000 in the three months ended September 30, 2001 compared to $124,000 in the three months ended September 30, 2000. As a percentage of revenues, gross profit decreased to 46.8% in the three months ended September 30, 2001 from 53.7% in the three months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $860,000 in the three months ended September 30, 2001 as compared to $1,118,000 in the three months ended September 30, 2000. This decrease was attributable to a decrease in payroll expenses resulting from cost cutting efforts instituted during the first quarter of 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 457.4% in the three months ended September 30, 2001 from 483.9% in the three months ended September 30, 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $185,000 in the three months ended September 30, 2001 as compared to $489,000 in the three months ended September 30, 2000. This decrease was attributable to the completion of commercializing the new "universal system" of hardware and software for tracking and managing fleet of industrial vehicles during the first quarter of 2001. As a percentage of revenues, research and development expenses decreased to 98.4% in the three months ended September 30, 2001 from 211.7% in the three months ended September 30, 2000.

NET INTEREST INCOME AND EXPENSE. Interest income was $69,000 in the three months ended September 30, 2001 as compared to $185,000 in the three months ended September 30, 2000. This decrease was attributable to lower average cash, cash equivalents and short-term investment balances in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Interest expense was $1,000 in the three months ended September 30, 2001 and 2000.

NET LOSS. Net loss was $889,000 in the three months ended September 30, 2001 as compared to net loss of $1,299,000 in the three-month period ended September 30, 2000. This was due primarily to the reasons described above.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. Revenues were $612,000 in the nine months ended September 30, 2001 as compared to $850,000 in the nine months ended September 30, 2000. Revenues in the nine-month period ended September 30, 2001 were derived from the delivery and implementation of the Company's fleet tracking and management system pursuant to on-going pilot programs.


COST OF REVENUES. Cost of revenues were $345,000 in the nine months ended September 30, 2001 as compared to $421,000 in the nine months ended September 30, 2000. As a percentage of revenues, cost of revenues were 56.4% in the nine months ended September 30, 2001 as compared to 49.5% in the nine months ended September 30, 2000. Gross profit was $267,000 in the nine months ended September 30, 2001 compared to $429,000 in the nine months ended September 30, 2000. As a percentage of revenues, gross profit decreased to 43.6% in the nine months ended September 30, 2001 from 50.5% in the nine months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,396,000 in the nine months ended September 30, 2001 as compared to $2,690,000 in the nine months ended September 30, 2000. This decrease was attributable to a decrease in payroll expenses resulting from cost cutting efforts instituted during the first quarter of 2001. As a percentage of revenues, selling, general and administrative expenses increased to 391.5% in the nine months ended September 30, 2001 from 316.5% in the nine months ended September 30, 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $772,000 in the nine months ended September 30, 2001 as compared to $1,091,000 in the nine months ended September 30, 2000. This decrease was attributable to the completion of commercializing the new "universal system" of hardware and software for tracking and managing a fleet of industrial vehicles during the first quarter of 2001. As a percentage of revenues, research and development expenses decreased to 126.1% in the nine months ended September 30, 2001 from 128.3% in the nine months ended September 30, 2000.

NET INTEREST INCOME AND EXPENSES). Interest income was $266,000 in the nine months ended September 30, 2001 as compared to $557,000 in the nine months ended September 30, 2000. This decrease was attributable to lower average cash, cash equivalents and short-term investment balances in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Interest expense was $3,000 in the nine months ended September 30, 2001 as compared to $4,000 in the nine months ended September 30, 2000.

NET LOSS. Net loss was $2,638,000 in the nine months ended September 30, 2001 as compared to net loss of $2,799,000 in the nine-month period ended September 30, 2000. This was due primarily to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had $6,135,000 of cash, cash equivalents and short-term investments and $7,126,000 of working capital as compared to $8,673,000 and $9,582,000, respectively, at December 31, 2000.

Net cash used in operating activities was $2,551,000 for the nine months ended September 30, 2001 as compared to net cash used in operating activities of $2,561,000 for the nine months ended September 30, 2000. Net cash used in operating activities in the nine months ended September 30, 2001 was primarily due to the net loss of $2,638,000 a decrease in accounts payable of $366,000 and an increase in inventory of $177,000, partially offset by a decrease in unbilled receivables of $349,000 and the collection of income taxes receivable of $111,000. Net cash used in operating activities for the nine months ended September 30, 2000 was primarily due to the net loss of $2,799,000 and an increase in inventory of $826,000, partially offset by a decrease in accounts receivable of $579,000, a decrease in unbilled receivables of $199,000 and a decrease of prepaid expenses and other assets of $166,000.

Net cash used in investing activities for the nine months ended September 30, 2001 was $84,000 as compared to cash provided by investing activities of $420,000 for the nine months ended September 30,

2000. The cash used in investing activities in the nine months ended September 30, 2001 was primarily from the purchase of investments of $8,747,000 substantially offset by maturities of short-term investments of $8,729,000. The cash provided by investing activities in the nine months ended September 30, 2000 was primarily from maturities of short-term investments of $7,097,000, substantially offset by the purchase of investments of $6,195,000 and the purchase of fixed assets of $404,000.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $20,000 as compared to cash used in financing activities of $6,000 for the nine months ended September 30, 2000. The net cash provided by financing activities of $20,000 for the nine months ended September 30, 2001, resulted from $31,000 of proceeds received from exercise of employee stock options, offset by $11,000 paid for capital lease obligations. The cash used in financing activities for the nine months ended September 30, 2000 was from payment of lease obligations of $10,000 offset by proceeds from exercise of employee stock options of $4,000.

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


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      None

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    I.D. Systems, Inc.


Dated: November 14, 2001            By:   /s/ Jeffrey M. Jagid
                                    -------------------------------------------
                                    Jeffrey M. Jagid
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Dated: November 14, 2001            By:   /s/ Ned Mavrommatis
                                    -------------------------------------------
                                    Ned Mavrommatis
                                    Chief Financial Officer
                                    (Principal Accounting Officer)