Form 10QSB/A
period 2001-09-30
ID SYSTEMS INC
filed 2002-02-05
CIK 49615


                            U.S. SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                         FORM 10-QSB/A


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

NOTE  C - CONTINGENCY

In October 2001, the Company received notification of a claim brought against it in the amount of $569,000. The Company, while evaluating the claim from a business viewpoint and with consultation from counsel regarding the legal merits, believes that the outcome will not have a material adverse effect on its financial position and results of operations. No provision has been made for the period ended September 30, 2001, regarding the ultimate outcome of this matter. See Note D.

NOTE D - Subsequent Events

In December 2001, the claim referred to in Note C was settled for $250,000, $50,000 of which was paid upon signing, and payments of $50,000 are due every six months from June 1, 2002 through December 1, 2003. In connection therewith the Company recorded a $250,000 charge in the fourth quarter of 2001.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    I.D. Systems, Inc.


Dated: February 4, 2002             By:   /s/ Jeffrey M. Jagid
                                    -------------------------------------------
                                    Jeffrey M. Jagid
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Dated: February 4, 2002             By:   /s/ Ned Mavrommatis
                                    -------------------------------------------
                                    Ned Mavrommatis
                                    Chief Financial Officer
                                    (Principal Accounting Officer)