Form 10KSB
period 2001-12-31
ID SYSTEMS INC
filed 2002-03-27
CIK 49615

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001    Commission file number:  1-15087

                               I.D. SYSTEMS, INC.
                 (Name of small business issuer in its charter)

Delaware                                                        22-3270799
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

One University Plaza, Hackensack, New Jersey                      07601
(Address of Principal Executive Offices)                       (Zip Code)

         Issuer's telephone number, including area code: (201) 670-9000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

State issuer's revenues for its most recent fiscal year = $923,000.

The aggregate market value of the Common Stock held by nonaffiliates of the Issuer was approximately $43,477,000 based upon the last sales price of such stock on March 18, 2002, as disclosed on The NASDAQ Small Cap Market (IDSY).

The number of shares of common stock, par value $0.01 per share, outstanding as of March 18, 2002 was 6,709,521.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS


PART I

     Item 1.  Description of Business..........................................................1
     Item 2.  Description of Properties........................................................6
     Item 3.  Legal Proceedings ...............................................................6
     Item 4.  Submission of Matters to a Vote of Security Holders..............................6

PART II

     Item 5.  Market For the Registrant's Common Equity
              and Related Stockholder Matters..................................................7
     Item 6.  Management's Discussion and Analysis.............................................7
     Item 7.  Financial Statements............................................................12
     Item 8.  Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................................26

PART III

     Item 9.  Directors and Executive Officers of the Registrant..............................27
     Item 10. Executive Compensation..........................................................29
     Item 11. Security Ownership of Certain Beneficial Owners and Management..................32
     Item 12. Certain Relationships and Related Transactions..................................34
     Item 13. Exhibits, List and Reports on Form 8-K..........................................34

Exhibit Index ...............................................................................E-1


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     I.D. Systems, Inc. (the "Company"), a Delaware corporation incorporated in 1993, is a leading provider of advanced wireless solutions for tracking, managing, and securing enterprise assets. The Company's patented RF (radio frequency) technology and proprietary software, The Wireless Asset Net(TM)System, enables real-time, automated, cost-effective monitoring, control, and analysis of a broad range of objects--including vehicles, materials, and people. The Company's solutions can benefit users by reducing operating costs, increasing security, improving safety, enhancing service, and increasing profits. The Company's customers include British Airways, DaimlerChrysler, Deere & Co., Ford, General Motors, Hallmark Cards, the U.S. Postal Service, and the U.S. Navy.

THE TECHNOLOGY

     The primary hardware components of the Company's system are wireless programmable "Asset Communicators" installed on each asset and one or more fixed-position "System Monitors" forming a coverage area. These devices communicate with each other via low-power RF transmissions with no ongoing communication costs.

     Asset Communicators are miniature programmable computers that provide significantly more functionality than conventional asset tracking "RFID tags". For example, Asset Communicators can control access, detect asset movement/location, monitor asset utilization, provide two-way text messaging, and store a large amount of dynamic, configurable asset data. The firmware in the devices can also be customized easily to meet specific customer needs.

     The system does not require a central or controlling mainframe computer to make decisions. Asset Communicators and System Monitors have the capability to make decisions autonomously, which significantly reduces the overall system cost and improves system reliability. System Monitors incorporate a computer network connection as well as a two-way RF transceiver, and are capable of linking the mobile assets being monitored to management software on the network.

     The Company designs and implements software as well as hardware. Its modular software systems are user-friendly, with a robust database platform, a Windows-style or browser-based graphical user interface, and options for both client-server and web-based delivery.

CURRENT TARGET MARKETS

     While there are diverse applications for its technology, the Company is initially focused on companies that need to monitor, control, and manage four different types of mobile assets:

  >> Industrial vehicles

  >> Rental vehicle fleets

  >> Railcars

  >> Packages and letters

     In each of these applications, the Company has delivered effective systems to high-profile customers and these systems have demonstrated significant benefits.

     Industrial Vehicle Applications. The Company's Wireless Asset Net(TM) fleet management system is designed to address the material handling industry's safety, security, and cost issues.

     To improve fleet safety and security, the system provides (1) wireless vehicle access control to ensure that only trained and authorized personnel can use equipment, as required by the Occupational Safety and Health Administration ("OSHA"), (2) electronic vehicle inspection checklists for paperless proof of OSHA compliance and early detection of emerging vehicle safety issues, and (3) impact sensing to assign responsibility for accidents. With these capabilities, the Company's system prevents unqualified personnel from operating equipment, optimizes fleet health, and establishes driver accountability for abuse of equipment, eliminating anonymous accidents and reducing damage-related costs.

     To further reduce fleet maintenance costs, the Wireless Asset Net also automates and enforces preventative maintenance scheduling by (1) wirelessly uploading true "drive-time" data from each individual vehicle, (2) automatically prioritizing maintenance events based on weighted variables, and (3) enabling remote lock-out of vehicles overdue for maintenance. The system can also interface seamlessly with existing maintenance databases.

     To generate perhaps the most significant impact on fleet operating costs, the Wireless Asset Net provides a set of tools to measure vehicle utilization and justify fleet reductions. The system automatically records the actual usage-time vs. idle-time of each individual vehicle/operator to benchmark productivity, compare performance, and enable informed decisions about vehicle allocation, disposal, and replacement. The system also visually monitors the location of vehicles -- both in real time and historically -- to find vehicles that are idle or due for maintenance, take instant vehicle inventory, and track vehicle travel-paths to optimize labor efficiencies. In addition, the system communicates work instructions to vehicle operators via two-way text paging to improve productivity.

     In addition, the Company believes its Wireless Asset Net technology can have a significant impact on the security of airports and military bases. Aircraft ground support equipment includes aircraft tow tractors, cargo loaders, baggage tractors, fuel trucks, and catering trucks. The Company believes there are few systems that effectively control and monitor the use of these vehicles. In the absence of such controls, a perpetrator who gains access to the ramp area at airports could access ground support equipment without restriction. The Company's wireless solution prevents unauthorized use of aircraft ground support equipment by linking vehicle ignition to a personal identification system and/or biometrics. The system requires an operator to present an access control ID badge to the system's intelligent vehicle-mounted hardware (and, optionally, enter a PIN code) prior to operating a vehicle that services aircraft. A person must be authorized and trained for a particular vehicle, in a particular area of the airport, at a particular time of day, in order to use the vehicle. This driver tracking and control technology not only prevents the unauthorized use of equipment, but it also allows equipment to be instantly and remotely deactivated via radio frequency in the event of an emergency.

     To enhance its position in the material handling fleet market, the Company has developed strategic relationships with vehicle manufacturers and other key companies in the industry. For example, the Company has an agreement with Curtis Instruments, Inc., the world's largest manufacturer of instrumentation and controls for battery-powered vehicles, to develop wireless vehicle management systems integrated into dashboard instrument panels. Once developed, these systems will be marketed to original equipment manufacturers ("OEMs") of material handling vehicles, aircraft ground support equipment, durable medical devices, and other types of mobile electric-powered equipment. Curtis will assume primary responsibility for manufacturing the systems and marketing them to its established base of OEM customers, while the Company will take primary responsibility for providing supporting software, hardware, and services for the equipment end-users. Under the agreement, the Company will receive royalties on OEM system sales and be able to derive ongoing revenues from its supporting products and services.

     The industrial vehicle market is the Company's most developed application. Customers that have piloted and/or deployed the Company's Wireless Asset Net system include British Airways, DaimlerChrysler, Deere & Co., Ford, General Motors, Hallmark Cards, the U.S. Postal Service and the U.S. Navy.

     Rental Fleet Applications. The Company's wireless rental car monitoring system automatically monitors mileage and fuel data from rental vehicles, and demonstrates a significant impact on both rental revenues and the quality of customer service.

     Among the many benefits that car rental companies can realize with the Company's solution, two are most significant. First, by accurately reporting fuel levels, without human intervention, rental car companies can potentially increase fuel revenues by an average of more than $2 per rental by accurately billing customers for fuel used. Second, with the Company's system, the average car return transaction, including customer wait time, can be reduced from more than a minute per vehicle to less than 5 seconds. This significant time savings can allow the rental company to reduce staff and/or devote more attention to vehicle inspections, to detect damage that would otherwise go unnoticed and uncharged.

     Railcar Industry Applications. The Company's wireless tracking solution has the potential to revolutionize the rail industry's customer service capabilities and fundamentally change the way freight railroads operate in North America.

     The Company believes that Class I railroads and their customers have a vested interest in finding a cost-effective way to track the location and status of railcars in real time. The Company's real-time location system maps train location against the expected routes and schedules, averts delays by rapidly identifying unplanned stops, and ensures that the correct railcars are delivered to the correct locations in a timely manner. The Company believes that this can translate directly into both customer satisfaction and increased revenues for the railroads.

     The Company's solution for real-time railcar tracking is a unique hybrid of its patented RF communications architecture, GPS location tracking, a cellular or satellite link, and proprietary web-based graphical software. The Company's system can communicate data from an entire train of railcars with just one cellular or satellite link. Compared to other systems that rely on satellite transmitters on every railcar, the Company's approach can save millions of dollars in ongoing communications fees. Compared to systems that rely on fixed-location reading devices, the Company's system provides information from any location at any time, eliminating "black holes" between readers. In addition, the Company believes its approach provides the ability to generate and communicate significantly more information than the railroads' existing tracking system.

     In the package and letter tracking market, the Company has been focused primarily on the U.S. Postal Service (USPS). During 2000, the Company's solution was deployed and began collecting data used to analyze the flow of mail. In this application, the Company's Asset Communicator is configured to fit inside a standard business envelope and withstand the rigors of automated mail processing machinery. The Company's system allows the USPS, for the first time in its history, to track test mail in real time and identify bottlenecks in the mail delivery chain. The USPS chose the Company's technology because it provided virtually 100% detection and communication reliability in harsh environments.

     The USPS maintains approximately 500 major mail processing centers and 40,000 facilities overall in the United States.

MANUFACTURING

     The Company outsources its hardware manufacturing operations to leading contract manufacturers including Flextronics International Ltd. and NuVisions Manufacturing Inc. This strategy enables the Company to focus on its core competency -- designing hardware and software systems and delivering solutions to customers -- and to avoid investing in capital-intensive manufacturing infrastructure. Outsourcing also provides IDSY with the ability to ramp up deliveries to meet increases in demand without increasing fixed expenses. The Company has not, however, entered into an agreement providing for a long term commitment with its subcontractors to manufacture the Company's products.

COMPETITION

     The market for wireless tracking and management of enterprise assets is relatively new, constantly evolving, and competitive. Although the Company's current competitors do not provide the exact same capabilities, they do offer subsets of the Company's system capabilities or alternate approaches to the issues the Company's products resolve. Those companies include both emerging companies with limited operating histories, such as WhereNet Corp., Remote Equipment Systems, Inc., Media Recovery, Inc., and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than the Company, such as Savi Technology, Symbol Technologies, Inc., and Intermec Technology Corp. The Company expects that competition will intensify in the near future. There are, however, significant barriers to entry for the Company's potential competitors.

INTELLECTUAL PROPERTY

     The Company currently has one United States patent and pending patent applications relating to the Company's system architecture and technology. It also has a corresponding patent and pending patent applications in selected foreign countries. The patents and patent applications may not provide the Company with any competitive advantage. Many of the Company's current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents.

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

          o    reengineer   the  Company's   products   successfully   to  avoid
               infringement;

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

     The Company's software products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. In general, the Company's efforts to protect its intellectual property rights through patent, copyright, trademark and trade secret laws may not be effective to prevent misappropriation of the technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by the Company. The

Company's  failure  or  inability  to  protect  its  proprietary   rights  could
materially adversely affect the Company's business, financial condition and results of operations.

EMPLOYEES

     The Company currently has thirty-one full time employees, of which ten are engaged in product development, five in project management and customer support, six in operations , four in sales and marketing and six in finance and administration.

ITEM 2.  DESCRIPTION OF PROPERTIES

     In November 1999, the Company entered into a lease that expires on March 31, 2010 for its new facility in Hackensack, NJ, covering approximately 22,500 square feet, which the Company first occupied in March 2000. The rent is currently $31,060 per month and will increase to $34,835 per month from the 61st month until the end of the lease.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company completed its initial public offering on June 30, 1999. The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol IDSY. The following table sets forth, for the periods indicated, the high and low sales price for the Company's common stock as reported on such quotation systems.

            QUARTER ENDING:                    HIGH         LOW
            ---------------                    ----         ---

            2000
            ----
            March 31, 2000                    $17.50      $5.625
            June 30, 2000                     $ 9.00      $3.500
            September 30, 2000                $ 7.62      $4.875
            December 31, 2000                 $ 4.31      $1.750

            2001
            ----
            March 31, 2001                    $ 5.00      $2.000
            June 30, 2001                     $ 6.70      $3.375
            September 30, 2001                $ 6.00      $3.700
            December 31, 2001                 $10.85      $4.450

            2002
            ----
            January 1, 2002 - March 4, 2002   $11.10      $6.650

     There were 42 registered holders and approximately 1,200 beneficial owners of the Company's Common Stock of record as of March 4, 2002. The Company has not declared or paid dividends on its Common Stock to date and intends to retain future earnings, if any, for use in its business for the foreseeable future.

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

     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                              Year Ended
                                                             December 31,
                                                      --------------------------
                                                         2000          2001
                                                      --------------------------

Revenues                                                 100.0%        100.0%
Cost of revenues                                          76.4          59.4
                                                         -----         -----

Gross profit                                              23.6          40.6
Selling, general and administrative expenses             427.0         384.8
Research and development expenses                        185.3         112.5
                                                         -----         -----

Loss from operations                                    (588.7)       (456.7)
Interest income                                           75.6          33.6
Interest expense                                          (0.5)         (0.3)
                                                         -----         -----

Loss before income taxes                                (513.6)       (423.4)
Income tax benefit                                         3.6
                                                         -----         -----

Net loss                                                (510.0)       (423.4)
                                                        ======        ======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

REVENUES. Revenues were $923,000 for the year ended December 31, 2001 compared to $945,000 in the year ended December 31, 2000. Revenues for the year ended December 31, 2001 were derived from the delivery and implementation of the Company's fleet tracking and management system pursuant to on-going pilot programs.

COST OF REVENUES. Cost of revenues decreased 24.1% to $548,000 in the year ended December 31, 2001 from $722,000 in the year ended December 31, 2000. As a percentage of revenues, cost of revenues decreased to 59.4% in the year ended December 31, 2001 from 76.4% in the year ended December 31, 2000. This decrease is attributable to a $200,000 reserve on inventory recorded during the year ended December 31, 2000. Gross profit increased 68.2% to $375,000 in the year ended December 31, 2001 from $223,000 in the year ended December 31, 2000. As a percentage of revenues, gross profit increased to 40.6% in the year ended December 31, 2001 from 23.6% in the year ended December 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 12.0% to $3,552,000 in the year ended December 31, 2001 from $4,035,000 in the year ended December 31, 2000. The decrease was primarily attributable to a decrease in payroll expenses resulting from cost cutting efforts instituted in the first quarter of 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 384.8% in the year ended December 31, 2001 from 427.0% in the year ended December 31, 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 40.7% to $1,038,000 in the year ended December 31, 2001 from $1,751,000 in the year ended December 31, 2000. This decrease was attributable to completing and commercializing the new "universal system" of hardware and software for tracking and managing fleets of industrial vehicles during the first quarter of 2001. As a percentage of revenues, research and development expenses decreased to 112.5% in the year ended December 31, 2001 from 185.3% in the year ended December 31, 2000.

NET INTEREST INCOME AND EXPENSE. Interest income was $310,000 in the year ended December 31, 2001 as compared to $714,000 in the year ended December 31, 2000. This decrease was attributable to larger average cash, cash equivalents and short-term investment balances in 2000 as compared to 2001.

Interest expense was $3,000 in the year ended December 31, 2001 as compared to $5,000 in the year ended December 31, 2000.

INCOME TAXES. There was no income tax expense due in the year ended December 31, 2001. In the year ended December 31, 2000 there was an income tax benefit was $34,000. The benefit in 2000 reflects a carryback of the Company's net operating loss for federal purposes of $111,000 partially offset by a $49,000 reduction in a deferred tax asset.

NET LOSS. Net loss was $3,908,000 in the year ended December 31, 2001 as compared to net loss of $4,820,000 in the year ended December 31, 2000. This decrease was due primarily to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, the Company had cash, cash equivalents and short-term investments of $5,465,000 and working capital of $5,970,000 as compared to $8,673,000 and $9,582,000, respectively at December 31, 2000.

     Net cash used in operating activities was $3,185,000 for the year ended December 31, 2001 as compared to net cash used in operating activities of $3,902,000 for the year ended December 31, 2000. Net cash used in operating activities in the year ended December 31, 2001 was primarily due to a net loss of $3,908,000, a decrease in accounts payable and accrued expenses of $125,000 and an increase in inventory of $96,000 partially offset by a decrease in accounts and unbilled receivables of $412,000, an increase of other liabilities of $200,000 and a decrease in income taxes receivable of $111,000. Net cash used in operating activities in the year ended December 31, 2000 was primarily due to the net loss of $4,820,000, an increase in inventory of $625,000 and an increase in income tax receivable of $111,000 partially offset by a decrease in accounts and unbilled receivables of $1,196,000, a decrease in prepaid expenses and other assets of $205,000 and an increase in accounts payable and accrued expenses of $154,000.

     Net cash provided by investing activities for the year ended December 31, 2001 was $2,478,000 as compared to cash used in investing activities for the year ended December 31, 2000 of $24,000. The cash provided by investing activities in the year ended December 31, 2001 was primarily from maturities of short-term investments of $12,000,000 partially offset by the purchase of investments of $9,242,000 and amortization of debt discount on investments of $209,000. The use of cash in investing activities for the year ended December 31, 2000 reflects purchase of investments of $10,140,000, amortization of debt discount on investments of $183,000 and purchase of fixed assets of $441,000 offset by maturities of short-term investments of $10,740,000.

     Net cash provided by financing activities for the year ended December 31, 2001 was $48,000 as compared to net cash used in financing activities of $10,000 for the year ended December 31, 2000. The net cash provided by financing activities of $48,000 for the year ended December 31, 2001, resulted from $70,000 of proceeds received from exercise of employee stock options, offset by $22,000 paid for capital lease obligations. The cash used in financing activities for the year ended December 31, 2000 reflects $14,000 for payment of lease obligations partially offset by $4,000 of proceeds received from exercise of employee stock options.

     In January 2002, the Company sold 821,250 shares of common stock and received proceeds of approximately $6,100,000.

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

ITEM 7.  FINANCIAL STATEMENTS

  Independent auditors' report...............................................13

  Balance sheet as of December 31, 2001......................................14

  Statements of operations for the years ended
  December 31, 2000 and 2001.................................................15

  Statements of changes in stockholders' equity
  for the years ended December 31, 2000 and 2001.............................16

  Statements of cash flows for the years ended December 31, 2000 and 2001....17

  Notes to financial statements..............................................18

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
I.D. Systems, Inc.
Hackensack, New Jersey

We have audited the accompanying balance sheet of I.D. Systems, Inc. as of December 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of I.D. Systems, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2000 and 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ Richard A. Eisner & Company, LLP
New York, New York
February 7, 2002

I.D. SYSTEMS, INC.
BALANCE SHEET
DECEMBER 31, 2001


ASSETS
Current assets:
  Cash and cash equivalents                                                        $  2,426,000
  Investments                                                                         3,039,000
  Accounts receivable                                                                   234,000
  Inventory                                                                             844,000
  Prepaid expenses and other current assets                                             111,000
                                                                                   ------------

     Total current assets                                                             6,654,000

Fixed assets, net                                                                       540,000
Other assets                                                                            117,000
                                                                                   ------------

                                                                                   $  7,311,000
                                                                                   ============
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                           $    574,000
   Capital lease obligations                                                             10,000
   Other current liabilities                                                            100,000
                                                                                   ------------

     Total current liabilities                                                          684,000

Deferred rent                                                                            42,000
Other liabilities                                                                       100,000
                                                                                   ------------

Commitments and other matters                                                           826,000
                                                                                   ------------
STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued Common stock; authorized 15,000,000 shares, $.01 par value; issued and outstanding
   5,866,000 shares                                                                      59,000
Additional paid-in capital                                                           15,739,000
Treasury stock; 40,178 shares at cost                                                  (113,000)
Accumulated deficit                                                                  (9,200,000)
                                                                                   ------------

                                                                                      6,485,000
                                                                                   ------------

                                                                                   $  7,311,000
                                                                                   ============


See notes to financial statements

I.D. Systems, Inc.
STATEMENTS OF OPERATIONS


                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                           2000            2001
                                                                           ----            ----
Revenue                                                               $     945,000   $     923,000
Cost of revenue                                                             722,000         548,000
                                                                      -------------   -------------

Gross profit                                                                223,000         375,000
                                                                      -------------   -------------

Operating expenses:
   Selling, general and administrative expenses                           4,035,000       3,552,000
   Research and development expenses                                      1,751,000       1,038,000
                                                                      -------------   -------------

                                                                          5,786,000       4,590,000
                                                                      -------------   -------------

Loss from operations                                                     (5,563,000)     (4,215,000)
Interest income                                                             714,000         310,000
Interest expense                                                             (5,000)         (3,000)
                                                                      -------------   -------------

Loss before income taxes                                                 (4,854,000)     (3,908,000)
Income tax benefit                                                           34,000
                                                                      -------------   -------------

NET LOSS                                                              $  (4,820,000)  $  (3,908,000)
                                                                      =============   =============

NET LOSS PER SHARE - BASIC AND DILUTED                                   $(.84)           $(.67)
                                                                         =====            =====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED LOSS PER SHARE                                       5,721,000       5,840,000
                                                                      =============   =============


See notes to financial statements

I.D. SYSTEMS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                               COMMON STOCK
                                         -----------------------     ADDITIONAL
                                         NUMBER OF                    PAID-IN       ACCUMULATED     TREASURY      STOCKHOLDERS'
                                          SHARES         AMOUNT       CAPITAL         DEFICIT         STOCK           EQUITY
                                         ---------       ------      ----------     -----------     --------      -------------
BALANCE - JANUARY 1, 2000                 5,717,000    $  57,000   $  15,554,000   $   (472,000)                  $  15,139,000
Shares issued pursuant to exercise
   of stock options                           4,000                        4,000                                          4,000
Net loss for the year ended
   December 31, 2000                                                                 (4,820,000)                     (4,820,000)
                                          ---------    ---------   -------------   ------------                   -------------

BALANCE - DECEMBER 31, 2000               5,721,000       57,000      15,558,000     (5,292,000)                     10,323,000
Shares issued pursuant to exercise
   of stock options                         145,000        2,000         181,000                                        183,000
Shares received as consideration
   for exercise of stock options                                                                   $ (113,000)         (113,000)
Net loss for the year ended
   December 31, 2001                                                                 (3,908,000)                     (3,908,000)
                                          ---------    ---------   -------------   ------------    ----------     -------------

BALANCE - DECEMBER 31, 2001               5,866,000    $  59,000   $  15,739,000   $ (9,200,000)   $ (113,000)    $   6,485,000
                                          =========    =========   =============   ============    ==========     =============


See notes to financial statements

I.D. SYSTEMS, INC.
STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                                 2000              2001
                                                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (4,820,000)   $ (3,908,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization                                             116,000         163,000
       Deferred taxes                                                             49,000
       Deferred rent expense                                                     (23,000)         23,000
       Changes in:
          Accounts receivable                                                    583,000          63,000
          Unbilled receivables                                                   613,000         349,000
          Inventory                                                             (625,000)        (96,000)
          Income tax receivable                                                 (111,000)        111,000
          Prepaid expenses and other assets                                      205,000          43,000
          Accounts payable and accrued expenses                                  154,000        (125,000)
          Taxes payable                                                          (43,000)         (8,000)
          Other liabilities                                                                      200,000
                                                                            ------------    ------------

            Net cash used in operating activities                             (3,902,000)     (3,185,000)
                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                      (441,000)        (71,000)
  Purchases of investments                                                   (10,140,000)     (9,242,000)
  Maturities and sales of investments                                         10,740,000      12,000,000
  Amortization of discount on investments                                       (183,000)       (209,000)
                                                                            ------------    ------------

            Net cash (used in) provided by investing activities                  (24,000)      2,478,000
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of lease obligations                                                   (14,000)        (22,000)
  Proceeds from exercise of stock options                                          4,000          70,000
                                                                            ------------    ------------

            Net cash (used in) provided by financing activities                  (10,000)         48,000
                                                                            ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (3,936,000)       (659,000)
Cash and cash equivalents - January 1                                          7,021,000       3,085,000
                                                                            ------------    ------------

CASH AND CASH EQUIVALENTS - DECEMBER 31                                     $  3,085,000    $  2,426,000
                                                                            ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                $      5,000    $      3,000
    Income taxes                                                            $     58,000

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING INFORMATION:
  Treasury shares received as consideration for exercise of stock options                   $    113,000


See notes to financial statements

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  USE OF ESTIMATES:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[2]  CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[3]  INVENTORY:

     Inventory, which consists of components for the Company's products, is stated at cost using the first-in first-out method.

[4]  FIXED ASSETS AND DEPRECIATION:

     Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Equipment under capital leases are amortized using the straight-line method over the terms of the respective leases, or their estimated useful lives, whichever is shorter.

[5]  RESEARCH AND DEVELOPMENT:

     Research and development costs are charged to expense as incurred.

[6]  PATENT COSTS:

     Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[7]  REVENUE RECOGNITION:

     Sales are recognized when products are shipped and no future performance is
     required  by  the  Company.   Contract   revenue  is  recognized  based  on
     performance, in accordance with the terms of the related contracts.

[8]  BENEFIT PLAN:

     The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code which covers all eligible employees. The Company contributed $36,000 and $0 to the plan during the years ended December 31, 2000 and 2001, respectively.

[9]  RENT EXPENSE:

     Expense related to the Company's facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amount paid is recorded as deferred rent and is amortized over the lease term.

[10] STOCK-BASED COMPENSATION:

     The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock- Based Compensation."

[11] INCOME TAXES:

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

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[12] NET INCOME (LOSS) PER SHARE:

     The Company calculates net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the statements of operations. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income
     (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. For the years ended December 31, 2000 and 2001 the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options and warrants would have been anti-dilutive (see Note F).

[13] FINANCIAL INSTRUMENTS:

     The carrying amounts of cash equivalents, investments, capital lease obligations and other liabilities approximate their fair values due to the short period to maturity of these instruments.

NOTE C - INVESTMENTS

The Company's investments at December 31, 2001 consist principally of short-term commercial paper which mature within one year and are classified as held to maturity. Accordingly, investments are carried at amortized cost.

NOTE D - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and at December 31, 2001, are summarized as follows:

     Equipment                                          $  183,000
     Computer software                                     127,000
     Computer hardware                                     180,000
     Furniture and fixtures                                114,000
     Leasehold improvements                                275,000
     Equipment under capital lease                          51,000
                                                        ----------

                                                           930,000
     Accumulated depreciation and amortization             390,000
                                                        ----------

                                                        $  540,000
                                                        ==========

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE E - EQUIPMENT LEASE OBLIGATIONS

The Company leases equipment under various agreements with original terms of 36 to 60 months and accounts for these leases as capital leases. The net book value of the equipment held under capital leases was approximately $11,000 at December 31, 2001.

At December 31, 2001 future lease payments of $11,000, including $1,000 representing interest are due in 2002.

NOTE F - STOCKHOLDERS' EQUITY

[1]  COMMON STOCK:

     In June 1999, the Company sold 2,300,000 shares of its common stock in an initial public offering. In connection therewith, the Company received net proceeds of $13,921,000.

[2]  PREFERRED STOCK:

     The Company has 5,000,000 shares of $.01 par value preferred stock authorized. The Company's Board of Directors has the authority to issue shares of preferred stock and to determine the price and terms of those shares.

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[3]  STOCK OPTIONS:

     The Company has adopted the 1995 Stock Option Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company has also adopted the 1999 Stock Option Plan and the 1999 Director Option Plan, pursuant to which the Company may grant options to purchase up to 1,812,500 (which was increased during 2001 from 812,500) and 300,000 shares of common stock, respectively. The Plans are administered by the Board of Directors, which has the authority to determine the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the rate at which options may be exercised.

     A summary of the status of the Company's stock option plans as of December 31, 2000 and 2001 and changes during the years ended on those dates, is presented below:


                                                          2000                              2001
                                           ----------------------------------  ----------------------------------
                                                                Weighted                            Weighted
                                                                 Average                            Average
                                               Shares        Exercise Price        Shares        Exercise Price
                                           --------------  ------------------  -------------   ------------------
Outstanding at beginning of year               1,479,000         $1.79             1,975,000         $2.76
Granted                                          590,000          5.59               664,000          4.64
Exercised                                         (4,000)         1.20              (145,000)         1.26
Forfeited                                        (90,000)         5.36              (272,000)         3.59
                                            ------------                        ------------

Outstanding at end of year                     1,975,000          2.76             2,222,000          3.32
                                            ============                        ============

Exercisable at end of year                       848,000          1.20               970,000          1.80
                                            ============                        ============


As of December 31, 2001 there were 990,000 options available for grant under the Company's stock option plans.

The following table summarizes information about stock options at December 31, 2001:


                                     Options Outstanding                       Options Exercisable
                      ----------------------------------------------      -------------------------------
                        Number            Weighted                           Number
                      Outstanding         Average          Weighted        Exercisable          Weighted
                          at             Remaining         Average             at               Average
    Exercise          December 31,      Contractual        Exercise        December 31,         Exercise
     Prices              2001               Life            Price             2001               Price
    --------          ------------      -----------        ---------      ------------         --------
 $0.80                 275,000            4 years           $0.80            275,000             $0.80
  1.20                 737,000            6 years            1.20            536,000              1.20
  2.00-3.63            337,000            9 years            2.87             30,000              3.41
  4.13-5.67            459,000            9 years            5.14             60,000              4.28
  6.00-8.00            414,000            9 years            7.12             69,000              7.57
                       -------                                               -------

                     2,222,000            7 years            3.32            970,000              1.80
                     =========                                               =======


I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[3]  STOCK OPTIONS: (CONTINUED)

     The Company applies APB Opinion No. 25 and related interpretations in accounting for options. Accordingly, no compensation cost has been recognized for employee stock option grants. Had compensation cost for employee stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss and net loss per share (basic and diluted) for the year ended December 31, 2000 would have been approximately $5,395,000, and $.94, respectively. The Company's net loss and net loss per share (basic and diluted) for the year ended December 31, 2001 would have been approximately $4,504,000, and $.77, respectively. The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 70% for 2000 and 93% for 2001, expected life of options of 5 years, risk free interest rate of approximately 6% in 2000 and 5% in 2001 and a dividend yield of 0%. The weighted average fair value of options granted during the years ended December 31, 2000 and 2001 were $3.55 and $3.40, respectively.

[4]  Warrants:

     In connection with the Company's initial public offering in June 1999, warrants to purchase 200,000 shares of common stock were issued to the underwriter for nominal consideration. The warrants are exercisable for a period of four years, commencing in June 2000, at a price of $11.55 per share.

NOTE G - INCOME TAXES

The Company has a deferred tax asset of approximately $3,360,000 at December 31, 2001. This reflects a net operating loss carryforward of approximately $8,217,000 for federal income tax purposes, substantially all of which expires in 2020 and 2021, certain state and local net operating losses and certain timing differences between financial and tax reporting. Future stock issuances may subject the Company to annual limitations on the utilization of its net operating loss carryforward. The Company has provided a valuation allowance, which increased by $1,508,000 during 2001, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

There was no income tax expense (benefit) for the year ended December 31, 2001. The components of the income tax expense (benefit) for the year ended December 31, 2000 are approximately as follows:

Current:
  Federal                                         $(113,000)
  State and local                                    30,000
                                                  ---------

                                                    (83,000)
Deferred:
  Local                                              49,000
                                                  ---------

                                                  $ (34,000)
                                                  =========

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE G - INCOME TAXES  (CONTINUED)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:


                                                                             Year Ended December 31,
                                                                        ----------------------------------
                                                                              2000              2001
                                                                        ---------------    ---------------
     Income tax benefit at the federal statutory rate                   $   (1,650,000)    $   (1,329,000)
     State and local income taxes, net of effect on federal taxes             (293,000)          (193,000)
     Increase in valuation allowance                                         1,852,000          1,508,000
     Nondeductible expenses                                                     12,000              7,000
     Other                                                                      45,000              7,000
                                                                        --------------     --------------

                                                                        $      (34,000)    $            0
                                                                        ==============     ==============


The deferred tax asset and liability at December 31, 2001 are as follows:


     Net operating loss carryforward                                     $   3,288,000
     Allowance for inventory obsolescence                                       80,000
                                                                         -------------

                                                                             3,368,000
     Fixed assets                                                               (8,000)
                                                                         -------------

                                                                             3,360,000
     Valuation allowance                                                    (3,360,000)
                                                                         -------------

                                                                         $           0
                                                                         =============


NOTE H - COMMITMENTS AND OTHER MATTERS

[1]  OPERATING LEASES:

     The Company is obligated under operating leases for its facility, which it occupied in March 2000, and for furniture and fixtures. The Company's operating leases provide for minimum annual rental payments as follows:

                                             Furniture
           Year Ending                          and
           December 31,      Facility         Fixtures         Total
           ------------      --------         --------         -----

         2002             $     373,000    $   124,000     $     497,000
         2003                   373,000         10,000           383,000
         2004                   373,000                          373,000
         2005                   410,000                          410,000
         2006                   410,000                          410,000
         Thereafter           1,435,000                        1,435,000
                          -------------    -----------     -------------

                          $   3,374,000    $   134,000     $   3,508,000
                          =============    ===========     ==============

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE H - COMMITMENTS AND OTHER MATTERS  (CONTINUED)

[1]  OPERATING LEASES: (CONTINUED)

     The office lease, which expires in 2010, also provides for escalations relating to increases in real estate taxes and certain operating expenses. Expenses relating to operating leases aggregated approximately $479,000 and $580,000 for the years ended December 31, 2000 and 2001, respectively.

     When the Company vacated its former premises, it recorded a charge to operations of $21,000 in connection with being released from the lease.

[2]  EMPLOYMENT AGREEMENTS:

     The Company has employment agreements with three executives which provide for aggregate annual compensation of $312,000 and entitle the executives to salary increases, bonuses and stock options to be determined by the Board of Directors. The agreements, which expire in June 2002, provide for severance payments equal to the greater of one year's salary or the remaining amount due through the end of the agreements.

[3]  CONCENTRATION OF CUSTOMERS:

     Four customers accounted for 67% of the Company's revenue during the year ended December 31, 2000 (each accounting for between 13% and 21%). One of those customers accounted for 15% and sales of inventory to a vendor accounted for 11% of the Company's revenue during the year ended December 31, 2001.

     One customer accounted for 59% of the Company's accounts receivable at December 31, 2001.

[4]  OTHER LIABILITIES:

     In December 2001, the Company settled a claim in connection with a contract and recorded a charge of $250,000, which is included in general and administrative expenses in the accompanying financial statements. Pursuant to the terms of the settlement agreement, the Company paid $50,000 in December 2001 and will pay $50,000 every six months from June 2002 through December 2003. Accordingly, $100,000 is reflected as other current liabilities and $100,000 as other liabilities in the accompanying financial statements.

NOTE I - SUBSEQUENT EVENT

In January 2002, the Company sold 821,250 shares of common stock and received net proceeds of approximately $6,100,000.

Warrants to purchase 107,125 shares of common stock were issued to the placement agent and a finder. The warrants are exercisable for a period of five years, commencing in January 2002 at a price of $9.58 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table lists the names, ages, and positions of the Executive Officers and Directors of the Company.

NAME                           AGE       POSITION
----                           ---       --------
Jeffrey M. Jagid               33        Chairman of the Board, Chief Executive
                                         Officer, and Director
Kenneth S. Ehrman              32        President, Chief Operating Officer and
                                         Director
Michael L. Ehrman              29        Executive Vice President of Engineering
Ned Mavrommatis                31        Chief Financial Officer and Treasurer
Beatrice Yormark (1)           57        Director
Martin G. Rosansky (1)         63        Director
Lawrence Burstein (1)          59        Director
N. Bert Loosmore               32        Director

----------
(1)  Member of the Compensation and Audit Committees

JEFFREY M. JAGID has been Chairman of the Board since June 1, 2001 and Chief Executive Officer since June 1, 2000. Prior to that, he had served as the Company's Chief Operating Officer. Since he joined the Company in 1995, Mr. Jagid has served as a Director of the Company, as well as its General Counsel. Mr. Jagid received a Bachelor of Business Administration from Emory University in 1991 and a Juris Doctor degree from the Benjamin N. Cardozo School of Law in 1994. Prior to joining the Company, Mr. Jagid was a corporate litigation associate at the law firm of Tannenbaum Helpern Syracuse & Hirschtritt LLP, in New York City. He is a member of the Bar of the States of New York and New Jersey.

KENNETH S. EHRMAN is a founder of the Company and has been its Chief Operating Officer since June 1, 2000. Mr. Ehrman has been President and a Director of the Company since inception. He graduated from Stanford University in 1991 with a Bachelor of Science in Industrial Engineering, where he studied Management, Production and Finance. Upon his graduation, and until the inception of the Company in 1993, Mr. Ehrman worked as a production manager with a Echelon Corporation, the world leader in networking every day devices. Mr. Ehrman is Michael L. Ehrman's brother.

MICHAEL L. EHRMAN has served as the Company's Executive Vice President of Engineering since August 1999. Prior to that, he served as its Executive Vice President of Software Development since he joined the Company in 1995. Mr. Ehrman graduated from Stanford University in 1994 with a Master of Science in

Engineering Economics Systems as well as a Bachelor of Science in Computer Systems Engineering. Upon his graduation in 1994, Mr. Ehrman was employed as a Consultant for Andersen Consulting in New York. Mr. Ehrman is Kenneth S. Ehrman's brother.

NED MAVROMMATIS has served as the Chief Financial Officer since joining the Company in August 1999 and as Treasurer since June 1, 2001. Prior to joining the Company, he was a Senior Manager at the accounting firm of Richard A. Eisner & Company L.L.P. He was a member of Eisner's New Media/Technology Group in the public company practice. Mr. Mavrommatis received a Bachelor of Business Administration degree from Bernard M. Baruch College, The City University of New York in 1993. He is a member of The New York State Society of Certified Public Accountants and The American Institute of Certified Public Accountants.

BEATRICE YORMARK has served as a director of the Company since June of 2001. Ms. Yormark is the President and Chief Operating Officer of Echelon Corporation, the world leader in networking every day devices. Ms. Yormark has been with Echelon since 1990. Prior to becoming the President and COO in September of 2001, she held the position of Vice President of Worldwide Marketing and Sales. Before joining Echelon she was the chief operating officer of Connect, Inc., an on-line information services company. Before joining Connect, Ms. Yormark held a variety of positions, including executive director of systems engineering for Telaction Corporation, director in the role of partner at Coopers & Lybrand, vice president of sales at INTERACTIVE Systems Corporation, and various staff positions at the Rand Corporation. Ms. Yormark spent one year teaching computer science at Purdue University, following the completion of her MS degree in computer science. In addition to her graduate degree, Ms. Yormark has a BS degree in mathematics from City College of New York.

MARTIN G. ROSANSKY is a founder of the Company and has served as its Secretary and as a Director since inception. In March 1991, Mr. Rosansky co-founded and served as the Vice Chairman of Ultralife Batteries, Inc. Prior to Ultralife, in 1970, Mr. Rosansky co-founded Power Conversion, Inc., where he was Chairman of the Board, Secretary and Treasurer from 1970 to January 1986. Mr. Rosansky earned a Bachelor of Science in Mechanical Engineering from Polytechnic Institute of Brooklyn in 1960.

     LAWRENCE BURSTEIN has served as a Director of the Company since June of 1999. Since March 1996, Mr. Burstein has served as President and director of Unity Venture Capital Associates, Ltd., a private investment company. From January 1982 to March 1996, Mr. Burstein was Chairman of the Board and a principal stockholder of Trinity Capital Corporation, a private investment company. Mr. Burstein is a director of THQ, Inc., Brazil Fast Food Corp., CAS Medical Systems, Inc., Traffix, Inc. and Gender Sciences Inc. Mr. Burstein received a Bachelor of Arts in Economics from the University of Wisconsin and a Bachelor of Law from Columbia Law School.

N. BERT LOOSMORE, a founder of the Company, served as its Executive Vice President of Technology from August 1999 until December 2000. Prior to that, he served as the Company's Executive Vice President of Engineering. Mr. Loosmore has been a Director of the Company since inception. He graduated from Stanford University in 1991 with a Bachelor of Science in Electrical Engineering, where he concentrated on computer hardware and software, including microprocessor design. From 1991 to 1992, he worked at International Business Machines, Inc. as a Design and Test Engineer and later as a Production Engineer. From 1992 until the

Company's inception, Mr. Loosmore was a Production Engineer at a Silicon Valley networking company.

All directors currently hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. The Company's executive officers serve at the discretion of the Board of Directors and until their successors are duly elected and qualified.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

     Section 16(a) of the Exchange Act of 1934, as amended ("Section 16(a)"), requires the Company's directors and officers and persons who own more than 10% of the Company's Common Stock (collectively, "Insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Insiders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of copies of such forms received by the Company, the Company believes that its Insiders have complied with all Section 16 filing requirements applicable to them with respect to the Company's fiscal year ended December 31, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued, for the fiscal years ended December 31, 2001 and 2000 and 1999, for the Company's Chief Executive Officer and four most highly compensated executive officers other than its Chief Executive Officer, whose salary and bonus were in excess of $100,000 (the "Named Officers") who were employed by the Company on December 31, 2001.

                           Summary Compensation Table


                 Name and                                 Annual Compensation
            Principal Position                   Year           Salary           Bonus
------------------------------------------------------------------------------------------
Jeffrey M. Jagid                                 2001           $120,000          ---
Chief Executive Officer                          2000           $119,500          ---
and General Counsel                              1999           $114,500        $12,000

Kenneth S. Ehrman                                2001           $120,000          ---
President and Chief Operating Officer            2000           $119,500          ---
                                                 1999           $114,500        $12,000

Michael L. Ehrman                                2001           $108,000          ---
Executive Vice President                         2000           $107,500          ---
                                                 1999           $109,000        $24,000

Ned Mavrommatis                                  2001           $100,000          ---
Chief Financial Officer and Treasurer            2000           $100,000          ---
                                                 1999(1)         $34,000          ---


----------
(1) Mr. Mavrommatis joined the Company in August 1999. His annualized salary in 1999 would have been $100,000.

OPTION GRANTS IN 2000

     During the year ended December 31, 2001, options to purchase shares of the Company's common stock were granted under the Company's 1999 Employee Stock Option Plan to the below named officers and directors in the amounts and at the per share exercise price set forth opposite their names. All options vest in equal installments over a five year period commencing on the first anniversary of the date of grant.

                          Number of       Percent of
                          Securities    Total Options
                          Underlying      Granted to    Exercise
                           Options       Employees in     Price       Expiration
                           Granted       Fiscal 2001    ($/Share)        Date
  ------------------------------------------------------------------------------
  Jeffrey M. Jagid          65,000           11.2%        $5.67        11/1/11
  Michael L. Ehrman         60,000           10.4%        $5.67        11/1/11
  Ned Mavrommatis           55,000            9.5%        $5.67        11/1/11
  Kenneth S. Ehrman         45,000            7.8%        $5.67        11/1/11

OPTION VALUES

     The following table sets forth the number and value of securities underlying unexercised options that are held by the named executive officers as of December 31, 2001. The value of unexercised in-the-money options is based on the fair market value of our common stock on December 31, 2001 of $10.59, as quoted on the Nasdaq SmallCap Market, minus the actual exercise price. None of the named executive officers exercised options during the fiscal year ended December 31, 2001.

                 Number of Securities Underlying    Value of Unexercised In-the-
                     Unexercised Options at          Money Options at December
                       December 31, 2001                    31, 2001 ($)
                 -------------------------------    ----------------------------
                  Exercisable   Unexercisable       Exercisable   Unexercisable
                 -------------  ---------------     ------------   -------------
Jeffrey M. Jagid     236,875        181,250           2,128,811      1,029,608
Michael L. Ehrman    236,875        176,250           2,163,856      1,005,188
Ned Mavrommatis       30,000        135,000             185,823        755,292
Kenneth S. Ehrman    143,750        107,500           1,327,091        617,385

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of shares of common stock as of December 31, 2001:

     o each person or entity who is known by the Company to beneficially owns five percent or more of the common stock;

     o    each director and executive officer of the Company; and

     o    all directors and executive officers of the Company as a group.

        NAME OF BENEFICIAL OWNER(1)             NUMBER OF SHARES   PERCENTAGE(2)
-------------------------------------------------------------------------------
Jeffrey M. Jagid                                   489,125(3)          8.00%

Kenneth S. Ehrman                                  635,213(4)         10.56%

Michael L. Ehrman                                  333,400(5)          5.45%

Ned Mavrommatis                                     36,500(6)          0.62%

N. Bert Loosmore                                   567,114(7)          9.66%

Martin Rosansky                                    603,913(8)         10.13%

Lawrence Burstein                                   21,500(9)          0.37%

Beatrice Yormark                                     2,708(10)         0.05%

CQ Capital, LLC                                    538,200(11)         9.19%

Jack Silver                                        423,700(12)         7.20%

Adage Capital Partners, L.P.                       375,000(13)         6.40%

All Directors and Executive Officers as a group
(8 persons)                                      2,689,473(14)          40.28%

----------

(1) Unless otherwise indicated, the address for each named individual or group is in care of the Company, Inc., One University Plaza, 6th Floor Hackensack, NJ 07601.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after December 31, 2001 upon the exercise of options, warrants or convertible securities (in any case, the "Currently Exercisable Options"). Each beneficial owner's percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.

(3) Includes 251,875 shares of common stock underlying Currently Exercisable Options granted to Mr. Jagid, pursuant to the Company's 1995 Employee Stock Option Plan and 1999 Stock Option Plan.

(4) Includes 151,250 shares of common stock underlying Currently Exercisable Options granted to Mr. Ehrman pursuant to the Company's 1995 Employee Stock Option Plan and 1999 Stock Option Plan.

(5) Includes 251,875 shares of common stock underlying Currently Exercisable Options granted to Mr. Ehrman pursuant to the Company's 1995 Employee Stock Option Plan and 1999 Stock Option Plan.

(6) Includes 34,000 shares of common stock underlying Currently Exercisable Options to Mr. Mavrommatis pursuant to the Company's 1999 Stock Option Plan.

(7) Includes 4,167 shares of common stock underlying Currently Exercisable Options granted to Mr. Loosmore pursuant to the Company's 1999 Director Option Plan.

(8) Includes 93,375 shares of common stock underlying Currently Exercisable Options granted to Mr. Rosansky pursuant to the Company's 1995 Employee Stock Option Plan and its 1999 Director Option Plan.

(9) Includes 21,500 shares of common stock underlying currently exercisable options granted to Mr. Burstein pursuant to the Company's 1999 Director Option Plan.

(10) Includes 2,708 shares of common stock underlying currently exercisable options granted to Ms. Yormark pursuant to the Company's 1999 Director Option Plan.

(11) Principal office is 65 Locust Avenue, Second Floor, New Canaan, Connecticut 06840. Includes 70,900 beneficially owned by E. Turner Baur, Managing Member of CQ Partners, LLC.

(12) His address is 660 Madison Avenue, 15th Floor, New York, New York 10021.

(13) Principal office is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(14) Includes 810,750 shares of common stock underlying Currently Exercisable Options granted to such individuals pursuant to the Company's 1995 Employee Stock Option Plan, 1999 Stock Option Plan and 1999 Directors Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

NUMBER            DESCRIPTION
------            -----------

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

10.3 Form of Employment Agreement between the Company and its executive officers (incorporated herein by reference to the Company's Form SB-2 filed with the Commission on June 30,
                  1999).

10.4 1995 Non-Qualified Stock Option Plan (incorporated herein by reference to the Company's Form SB-2 filed with the Commission on June 30, 1999).

10.5 1999 Stock Option Plan (incorporated herein by reference to the Company's Form SB-2 filed with the Commission on June 30,
                  1999).

10.6 Form of Indemnification Agreement (incorporated herein by reference to the Company's Form SB-2 filed with the Commission on June 30, 1999).

10.7 1999 Director Option Plan (incorporated herein by reference to the Company's Form SB-2 filed with the Commission on June 30,
                  1999).

10.8 Office Lease dated November 4, 1999 between the Company and Venture Hackensack Holding, Inc.(incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed with the Commission on March 29, 2000)

23.1              Consent of Richard A. Eisner & Company, LLP

(b)   REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 26, 2002

                                        I.D. SYSTEMS, INC.


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


SIGNATURE                                     TITLE                            DATE

 /s/ Jeffrey M. Jagid                         Chief Executive Officer          March 26, 2002
----------------------------------            and Director
Jeffrey M. Jagid


 /s/ Kenneth S. Ehrman                        Chief Operating Officer          March 26, 2002
----------------------------------            and Director
Kenneth S. Ehrman


 /s/ Beatrice Yormark                         Director                         March 26, 2002
----------------------------------
Beatrice Yormark


 /s/ Martin G. Rosansky                       Director                         March 26, 2002
----------------------------------
Martin G. Rosansky


/s/ Lawrence Burstein                         Director                         March 26, 2002
----------------------------------
Lawrence Burstein


 /s/ N. Bert Loosmore                         Director                         March 25, 2002
----------------------------------
N. Bert Loosmore


                                  EXHIBIT INDEX

NUMBER            DESCRIPTION
------            -----------

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

10.3 Form of Employment Agreement between the Company and its executive officers (incorporated herein by reference to the Company's Form SB-2 filed with the Commission on June 30,
                  1999).

10.4 1995 Non-Qualified Stock Option Plan (incorporated herein by reference to the Company's Form SB-2 filed with the Commission on June 30, 1999).

10.5 1999 Stock Option Plan (incorporated herein by reference to the Company's Form SB-2 filed with the Commission on June 30,
                  1999).

10.6 Form of Indemnification Agreement (incorporated herein by reference to the Company's Form SB-2 filed with the Commission on June 30, 1999).

10.7 1999 Director Option Plan (incorporated herein by reference to the Company's Form SB-2 filed with the Commission on June 30,
                  1999).

10.8 Office Lease dated November 4, 1999 between the Company and Venture Hackensack Holding, Inc.(incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed with the Commission on March 29, 2000)

23.1              Consent of Richard A. Eisner & Company, LLP