Form 10QSB
period 2002-03-31
ID SYSTEMS INC
filed 2002-05-14
CIK 49615

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002
                                --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    -------------------

Commission File Number:  1-15087
                         -------

                               I.D. SYSTEMS, INC.
                               ------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                                         22-3270799
               --------                                     ------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on May 10, 2002 was 6,798,722.

                                      INDEX

                               I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.                          Page
                                                                  ----

    Condensed Balance Sheets as of December 31, 2001
         and March 31, 2002 (unaudited)                              1

    Condensed Statements of Operations (unaudited)  -
       for the three months ended March 31, 2001 and 2002            2

    Condensed Statements of Cash Flows (unaudited) -
       for the three months ended March 31, 2001 and 2002            3

    Notes to Condensed Financial Statements                          4


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               5



Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                            7

Signatures                                                           8

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                               I.D. Systems, Inc.
                            Condensed Balance Sheets

                                                                           December 31,   March 31, 2002
                                                                              2001         (Unaudited)
                                                                          ------------    ------------
Assets
Cash and cash equivalents                                                 $  2,426,000    $  6,874,000
Investments                                                                  3,039,000       3,621,000
Accounts receivable                                                            234,000         786,000
Inventory                                                                      844,000       1,158,000
Prepaid expenses and other current assets                                      111,000         103,000
                                                                          ------------    ------------

  Total current assets                                                       6,654,000      12,542,000

Fixed assets, net                                                              540,000         570,000
Other assets                                                                   117,000         117,000
                                                                          ------------    ------------

                                                                          $  7,311,000    $ 13,229,000
                                                                          ============    ============

Liabilities
Accounts payable and accrued expenses                                     $    574,000    $    848,000
Capital lease obligations                                                       10,000           7,000
Other current liabilities                                                      100,000         100,000
                                                                          ------------    ------------

  Total current liabilities                                                    684,000         955,000

Deferred rent                                                                   42,000          48,000
Other liabilities                                                              100,000         100,000
                                                                          ------------    ------------

                                                                               826,000       1,103,000
                                                                          ------------    ------------

Stockholders' equity
Preferred Stock; authorized 5,000,000 shares,
  $0.01 par value; none issued
Common Stock, authorized 15,000,000 shares, $0.01
  par value; issued and outstanding 5,866,000
  shares and 6,792,000 shares, respectively                                     59,000          68,000
Additional paid in capital                                                  15,739,000      22,028,000
Treasury stock; 40,178 shares at cost                                         (113,000)       (113,000)
Accumulated deficit                                                         (9,200,000)     (9,857,000)
                                                                          ------------    ------------

                                                                             6,485,000      12,126,000
                                                                          ------------    ------------

                                                                          $  7,311,000    $ 13,229,000
                                                                          ============    ============

                               I.D. Systems, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                            Three months ended
                                                                 March 31,
                                                          2001                  2002
                                                      -----------           -----------
Revenues                                              $   287,000           $   831,000
Cost of Revenues                                          146,000               375,000
                                                      -----------           -----------

Gross Profit                                              141,000               456,000
Selling, general and administrative expenses              771,000               883,000
Research and development expenses                         316,000               280,000
                                                      -----------           -----------

Loss from operations                                     (946,000)             (707,000)
Interest income                                           117,000                51,000
Interest expense                                           (1,000)               (1,000)
                                                      -----------           -----------

Net loss                                              $  (830,000)          $  (657,000)
                                                      ===========           ===========

Net loss per share - basic and diluted                $     (0.14)          $     (0.10)
                                                      ===========           ===========

Weighted average common shares outstanding-
basic and diluted loss per share                        5,821,000             6,444,000
                                                      ===========           ===========


See accompanying notes

                               I.D. Systems, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                         Three months ended
                                                                              March 31,
                                                                      2001                 2002
                                                                   -----------           -----------
Cash flows from operating activities:
Net loss                                                           $  (830,000)          $  (657,000)
Adjustments to reconcile net loss
  to cash used in operating activities:
  Depreciation and amortization                                         41,000                44,000
  Deferred rent expense                                                  6,000                 6,000
  Changes in:
    Accounts receivable                                               (260,000)             (552,000)
    Unbilled receivables                                               129,000
    Inventory                                                          (78,000)             (314,000)
    Prepaid expenses and other assets                                   36,000                 8,000
    Income taxes payable                                                (8,000)
    Accounts payable                                                  (426,000)              274,000
                                                                   -----------           -----------

        Net cash used in operating activities                       (1,390,000)           (1,191,000)
                                                                   -----------           -----------

Cash flows from investing activities:
  Purchase of fixed assets                                              (4,000)              (74,000)
  Purchases of investments                                          (3,156,000)           (3,081,000)
  Accrued interest receivable                                                                (44,000)
  Maturities of investments                                          5,552,000             2,549,000
  Amortization of (discount) premium on investments                    (15,000)               (6,000)
                                                                   -----------           -----------

    Net cash provided by (used in) investing
     activities                                                      2,377,000              (656,000)
                                                                   -----------           -----------

Cash flows from financing activities:
  Payment of lease obligations                                          (3,000)               (3,000)
  Proceeds from exercise of stock options                                                    153,000
  Net proceeds from private placement                                                      6,145,000
                                                                   -----------           -----------

    Net cash (used in) provided by financing
      activities                                                        (3,000)            6,295,000
                                                                   -----------           -----------

Net increase in cash and cash equivalents                              984,000             4,448,000

Cash and cash equivalents - beginning of period                      3,085,000             2,426,000
                                                                   -----------           -----------

Cash and cash equivalents - end of period                          $ 4,069,000           $ 6,874,000
                                                                   ===========           ===========

Supplemental disclosures of non-cash financing activities
Treasury shares received as payment for exercise of stock
options                                                            $   113,000

                               I.D. Systems, Inc.

                     Notes to Condensed Financial Statements
                                 March 31, 2002


NOTE A - Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of March 31, 2002, the results of its operations for the three-month periods ended March 31, 2001 and 2002 and cash flows for the three-month periods ended March 31, 2001 and 2002. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2001 included in the Company's Annual Report.


NOTE  B - Net Income (Loss) Per Share of Common Stock

Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month periods ended March 31, 2001 and 2002, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.


NOTE  C - Private Placement

In January 2002, the Company sold 821,250 shares of common stock and received net proceeds of $6,145,000.

Warrants to purchase 107,125 shares of common stock were issued to the placement agent and a finder. The warrants are exercisable for a period of five years, commencing in January 2002, at a price of $9.58 per share.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:


                                                        Three months ended
                                                              March 31,
                                                      2001             2002
                                                      -----            -----

Revenues                                              100.0%           100.0%
Cost of Revenues                                       50.9             45.1
                                                      -----            -----

Gross Profit                                           49.1             54.9
Selling, general and administrative expenses          268.6            106.3
Research and development expenses                     110.1             33.7
                                                      -----            -----
Loss from operations                                 (329.6)           (85.1)
Interest income                                        40.8              6.0
Interest expense                                       (0.4)            (0.1)
                                                      -----            -----

Net loss                                             (289.2)%          (79.2)%
                                                      -----            -----

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

REVENUES. Revenues were $831,000 in the three months ended March 31, 2002 as compared to $287,000 in the three months ended March 31, 2001. The increase in revenues in the quarter ended March 31, 2002 is due to customers beginning to transition from successful pilot programs of the Company's fleet tracking and management system to larger production-scale orders.

COST OF REVENUES. Cost of revenues were $375,000 in the three months ended March 31, 2002 as compared to $146,000 in the three months ended March 31, 2001. As a percentage of revenues, cost of revenues were 45.1% in the three months ended March 31, 2002 as compared to 50.9% in the three months ended March 31, 2001. The decrease in cost of revenues is due to product cost reductions realized from outsourcing and engineering efforts. Gross profit was $456,000 in the three months ended March 31, 2002 compared to $141,000 in the three months ended March 31, 2001. As a percentage of revenues, gross profit increased to 54.9% in the three months ended March 31, 2002 from 49.1% in the three months ended March 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $883,000 in the three months ended March 31, 2002 as compared to $771,000 in the three months ended March 31, 2001. This increase was attributable to increased payroll expenses associated with sales and marketing. As a percentage of revenues, selling, general and administrative expenses decreased to 106.3% in the three months ended March 31, 2002 from 268.6% in the three months ended March 31, 2001.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $280,000 in the three months ended March 31, 2002 as compared to $316,000 in the three months ended March 31, 2001. This decrease was attributable to completing and commercializing the new "universal system" of hardware and software for tracking and managing fleets of industrial vehicles during the first quarter of 2001. As a percentage of revenues, research and development expenses decreased to 33.7% in the three months ended March 31, 2002 as compared to 110.1% in the three months ended March 31, 2001.

INTEREST INCOME AND EXPENSE.

Interest income was $51,000 in the three months ended March 31, 2002 as compared to $117,000 in the three months ended March 31, 2001. This decrease was attributable to the reduction of interest rates. The Company invests in commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $1,000 in the three months ended March 31, 2001 and 2002.

NET LOSS. Net loss was $657,000 in the three months ended March 31, 2002 as compared to a net loss of $830,000 in the three-month period ended March 31, 2001. This was due primarily to the reasons described above.

Liquidity and Capital Resources

As of March 31, 2002, the Company had $10,495,000 of cash, cash equivalents and short-term investments and $11,587,000 of working capital as compared to $5,465,000 and $5,970,000, respectively, at December 31, 2001.

Net cash used in operating activities in the three months ended March 31, 2002 was $1,191,000 as compared to net cash used in operating activities of $1,390,000 for the three months ended March 31, 2001. Net cash used in operating activities in the three months ended March 31, 2002 was due to a net loss of $657,000, an increase in accounts receivable of $552,000 and an increase in inventory of $314,000, offset by a decrease in accounts payable and accrued expenses of $274,000. Net cash used in operating activities in the three months ended March 31, 2001 was primarily due to a net loss of $830,000, an increase in accounts receivable of $260,000, and a decrease in accounts payable of $426,000, partially offset by a decrease in unbilled receivables of $129,000.

Net cash used in investing activities for the three months ended March 31, 2002 was $656,000 as compared to net cash provided by investing activities for the three months ended March 31, 2001 of $2,377,000. The cash used in investing activities in the three months ended March 31, 2002 was for the purchases of investments of $3,081,000 and the purchases of fixed assets of $74,000, offset by maturities of investments of $2,549,000. The cash provided by investing activities in the three months ended March 31, 2001 was from maturities of short-term investments of $5,552,000, primarily offset by purchases of investments of $3,156,000.

Net cash provided by financing activities for the three months ended March 31, 2002 was $6,295,000 as compared to net cash used in financing activities of $3,000 in the three months ended March 31, 2001. The net cash provided by financing activities in the three months ended March 31, 2002 was from the proceeds of $6,145,000 received in connection with the sale of 821,250 shares of common stock and $153,000 received from proceeds from exercise of stock options, offset by $3,000 for payment of lease obligations. The net cash used in financing activities of $3,000 for the three months ended March 31, 2001 was for payment of lease obligations.

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



                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  I.D. Systems, Inc.


Dated: May 10, 2002               By:      /s/ Jeffrey M. Jagid
                                       --------------------------------------
                                        Jeffrey M. Jagid
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Dated: May 10, 2002               By:      /s/ Ned Mavrommatis
                                       --------------------------------------
                                        Ned Mavrommatis
                                        Chief Financial Officer
                                        (Principal Accounting Officer)