Form 10QSB
period 2002-06-30
ID SYSTEMS INC
filed 2002-08-14
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended:  June  30,  2002

                                       or

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from  _____________________ to____________________

Commission  File  Number:  1-15087

                               I.D. SYSTEMS, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                22-3270799
                 --------                                ----------
(State or other jurisdiction or incorporation            (I.R.S. Employer
 or organization)                                        Identification No)

            One University Plaza, Hackensack, New Jersey       07601
          -------------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)

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

     Yes X          No _

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS


     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes          X          No _

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on August 8, 2002 was 6,798,722.

                                TABLE OF CONTENTS


                                                                               Page

PART  I  -    FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . . . . 3

      Item 1.     Condensed Financial Statements. . . . . . . . . . . . . . . . 3

              Condensed Balance Sheets as of December 31, 2001
                        and June 30, 2002 (unaudited) . . . . . . . . . . . . . 3

              Condensed Statements of Operations (unaudited) for the three months and six months ended June 30, 2001 and 2002. . . 4

              Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2001 and 2002 . . . . . . . . . . 5

              Notes to Unaudited Condensed Financial Statements. . . . . . . . .6

      Item 2.     Management's Discussion And Analysis. . . . . . . . . . . . . 7

PART II -     OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 11

      Item 3.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .11

              Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .11

                                        2

                       PART I - FINANCIAL INFORMATION

ITEM  1. Condensed  Financial  Statements


                                I.D. Systems, Inc.
                            Condensed Balance Sheets

                                                                     June 30,2002
                                                  December 31, 2001   (Unaudited)
                                                  -----------------  ------------

Assets
Cash and cash equivalents                             $ 2,426,000   $  4,986,000
Investments                                             3,039,000      2,237,000
Accounts receivable                                       234,000        622,000
Inventory                                                 844,000      1,036,000
Investment in sales type leases                                           64,000
Prepaid expenses and other current assets                 111,000        229,000
                                                      -----------    -----------

   Total current assets                                 6,654,000      9,174,000

Investments                                                            2,586,000
Fixed assets, net                                         540,000        576,000
Investment in sales type leases                                          226,000
Other assets                                              117,000        153,000
                                                      -----------    -----------
                                                      $ 7,311,000   $ 12,715,000
                                                      ===========   ============
Liabilities
Accounts payable and accrued expenses                 $   574,000   $    772,000
Capital lease obligations                                  10,000          4,000
Other current liabilities                                 100,000        100,000
                                                      -----------    -----------
   Total current liabilities                              684,000        876,000

Deferred rent                                              42,000         54,000
Other liabilities                                         100,000         50,000
                                                      -----------    -----------
                                                          826,000        980,000
                                                      -----------    -----------
Stockholders' equity
Preferred Stock; authorized 5,000,000 shares, $0.01
   par value; none issued
Common Stock, authorized 15,000,000 shares,
   $0.01 par value; issued and outstanding 5,866,000
   shares and 6,799,000 shares, respectively               59,000         68,000
Additional paid in capital                             15,739,000     22,042,000
Treasury stock; 40,178 shares at cost                    (113,000)      (113,000)
Accumulated deficit                                    (9,200,000)   (10,262,000)
                                                      -----------    -----------
                                                        6,485,000     11,735,000
                                                      -----------    -----------
                                                      $ 7,311,000   $ 12,715,000
                                                      ===========   ============

See Accompanying Notes

                               I.D. Systems, Inc.
                       Condensed Statements of Operations

                                    (Unaudited)


                                            Three months ended June 30,  Six months ended June 30,
                                                 2001         2002           2001           2002
                                              ----------    ---------     -----------   -----------

Revenues                                      $  137,000   $1,178,000    $   424,000   $ 2,009,000
Cost of Revenues                                  99,000      593,000        245,000       968,000
                                              ----------    ---------     -----------   -----------

Gross Profit                                      38,000      585,000        179,000     1,041,000
Selling, general and administrative expenses     765,000      814,000      1,536,000     1,697,000
Research and development expenses                271,000      271,000        587,000       551,000
                                              ----------    ---------     -----------   -----------

Loss from operations                            (998,000)    (500,000)    (1,944,000)   (1,207,000)
Interest income                                   80,000       95,000        197,000       146,000
Interest expense                                  (1,000)                     (2,000)       (1,000)
                                              ----------    ---------     -----------   -----------

Net loss                                      $ (919,000)  $ (405,000)   $(1,749,000)  $(1,062,000)
                                             ===========    =========    ============  ============

Net loss per share - basic and diluted        $    (0.16)  $    (0.06)   $     (0.30)  $     (0.16)
                                             ===========    =========    ============  ============
Weghted average common shares
outstanding - basic and diluted loss per
share                                          5,838,000    6,797,000      5,829,000     6,622,000
                                             ===========    =========     ===========   ===========

See Accompanying Notes

                               I.D. Systems, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                               Six months ended
                                                                                   June 30,
                                                                             2001          2002
                                                                         -----------   -----------
Cash flows from operating activities:
Net loss                                                                 $(1,749,000)  $(1,062,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization                                                 80,000        91,000
Deferred rent expense                                                         12,000        12,000
Changes in:
  Accounts receivable                                                         28,000      (388,000)
  Unbilled receivables                                                       253,000
  Inventory                                                                 (123,000)     (192,000)
  Prepaid expenses and other assets                                           45,000      (154,000)
  Investment in sales type leases                                                         (290,000)
  Other liabilities                                                                        (50,000)
  Income taxes payable                                                        (8,000)
  Accounts payable                                                          (554,000)      198,000
                                                                          -----------   -----------

Net cash used in operating activities                                     (2,016,000)   (1,835,000)
                                                                          -----------   -----------

Cash flows from investing activities:
  Purchase of fixed assets                                                    (7,000)     (127,000)
  Purchase of investments                                                 (6,245,000)   (4,702,000)
  Accrued interest receivable                                                              (87,000)
  Maturities of investments                                                8,158,000     3,039,000
  Amortization of (discount) premium on investments                          (25,000)      (34,000)
                                                                          -----------   -----------
   Net cash provided by (used in) investing activities                     1,881,000    (1,911,000)
                                                                          -----------   -----------
Cash flows from financing activities:
  Payment of lease obligations                                                (7,000)       (6,000)
  Proceeds from exercise of stock options                                     22,000       169,000
  Net proceeds from private placement                                                    6,143,000
                                                                          -----------   -----------
   Net cash provided by financing activities                                  15,000     6,306,000
                                                                          -----------   -----------

Net (decrease) increase in cash and cash equivalents                        (120,000)    2,560,000
Cash and cash equivalents - beginning of period                            3,085,000     2,426,000
                                                                          -----------   -----------

Cash and cash equivalents - end of period                                $ 2,965,000   $ 4,986,000
                                                                         ===========   ===========
                                        5

See Accompanying Notes

                               I.D. Systems, Inc.

                Notes to Unaudited Condensed Financial Statements
                                  June 30, 2002


NOTE  A  -  Basis  of  Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of June 30, 2002, the results of its operations for the three-month and six-month periods ended June 30, 2001 and 2002 and cash flows for the six-month periods ended June 30, 2001 and 2002. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2001 included in the Company's Annual Report.

NOTE  B  -  Net  Income  (Loss)  Per  Share  of  Common  Stock

Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month and six-month periods ended June 30, 2001 and 2002, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

NOTE  C  -  Private  Placement

In January 2002, the Company sold 821,250 shares of common stock and received net proceeds of approximately $6,143,000.

Warrants to purchase 107,125 shares of common stock were issued to the placement agent and a finder. The warrants are exercisable for a period of five years, commencing in January 2002, at a price of $9.58 per share.

NOTE  D  -  Sales  Type  Leases

During the quarter ended June 30, 2002 the Company began deriving revenues under leasing arrangements. Such arrangements provide for monthly payments covering the product cost, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, revenue for the product cost is recognized when products are shipped, and if required by contract, implemented. Upon the recognition of revenue, an asset is established which is classified as an "investment in sales-type leases". Maintenance revenue and interest income are recognized monthly over the lease term. The Company recognized $290,000 of product revenues during the quarter ended June 30, 2002 pursuant to such arrangements.

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

Results  of  Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                            Three  months  ended    Six  months  ended
                                                  June  30,            June  30,
                                                2001     2002       2001     2002
                                               -------   -------  --------  -------

Revenues                                        100.0%   100.0%    100.0%   100.0%
Cost of Revenues                                 72.3     50.3      57.8     48.2
                                               -------   -------  --------  -------
Gross Profit                                     27.7     49.7      42.2     51.8
Selling, general and administrative expenses    558.4     69.1     362.3     84.5
Research and development expenses               197.8     23.0     138.4     27.4
                                               -------   -------  --------  -------

Loss from operations                           (728.5)   (42.4)   (458.5)   (60.1)
Net interest income                              57.7      8.0      46.0      7.2
                                               -------   -------  --------  -------

Net loss                                       (670.8)%  (34.4)%  (412.5)%  (52.9)%
                                               -------   -------  --------  -------

Three  Months  Ended  June 30, 2002 Compared to Three Months Ended June 30, 2001

REVENUES. Revenues were $1,178,000 in the three months ended June 30, 2002 as compared to $137,000 in the three months ended June 30, 2001. The increase in revenues in the three-month period is due to customers beginning to transition from successful pilot programs of the Company's fleet tracking and management system to larger production-scale orders. On July 31, 2002 the Company had order backlog of approximately $3,200,000.

COST OF REVENUES. Cost of revenues were $593,000 in the three months ended June 30, 2002 as compared to $99,000 in the three months ended June 30, 2001. As a percentage of revenues, cost of revenues were 50.3% in the three months ended June 30, 2002 as compared to 72.3% in the three months ended June 30, 2001. This percentage decrease was primarily attributable to the increase in revenues and certain fixed production costs incurred in 2001. The Company began fully outsourcing its production in 2002. Gross profit was $585,000 in the three months ended June 30, 2002 compared to $38,000 in the three months ended June 30, 2001. As a percentage of revenues, gross profit increased to 49.7% in the three months ended June 30, 2002 from 27.7% in the three months ended June 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $814,000 in the three months ended June 30, 2002 as compared to $765,000 in the three months ended June 30, 2001. This increase was attributable to increased payroll expenses associated with sales and marketing. As a percentage of revenues, selling, general and administrative expenses decreased to 69.1% in the three months ended June 30, 2002 from 558.4% in the three months ended June 30, 2001.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $271,000 in the three months ended June 30, 2002 and $271,000 in the three months ended June 30, 2001. As a percentage of revenues, research and development expenses decreased to 23.0% in the three months ended June 30, 2002 from 197.8% in the three months ended June 30, 2001.

INTEREST INCOME AND EXPENSE. Interest income was $95,000 in the three months ended June 30, 2002 as compared to $80,000 in the three months ended June 30, 2001. This increase was attributable to larger average cash, cash equivalents and short-term investment balances in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. In addition, the Company earned interest income in connection with sales type lease arrangements in the three months ended June 30, 2002.

Interest expense was $1,000 in the three months ended June 30, 2001.

NET LOSS. Net loss was $405,000 in the three months ended June 30, 2002 as compared to net loss of $919,000 in the three-months ended June 30, 2001. This was due primarily to the reasons described above.

Six  Months  Ended  June  30,  2002  Compared  to Six Months Ended June 30, 2001

REVENUES. Revenues were $2,009,000 in the six months ended June 30, 2002 as compared to $424,000 in the six months ended June 30, 2001. The increase in revenues in the six-month period is due to customers beginning to transition from successful pilot programs of the Company's fleet tracking and management system to larger production-scale orders. On July 31, 2002 the Company had order backlog of approximately $3,200,000.

COST OF REVENUES. Cost of revenues were $968,000 in the six months ended June 30, 2002 as compared to $245,000 in the six months ended June 30, 2001. As a percentage of revenues, cost of revenues were 48.2% in the six months ended June 30, 2002 as compared to 57.8% in the six months ended June 30, 2001. This percentage decrease was primarily attributable to the increase in revenues and certain fixed production costs incurred in 2001. The Company began fully outsourcing its production in 2002. Gross profit was $1,041,000 in the six months ended June 30, 2002 compared to $179,000 in the six months ended June 30, 2001. As a percentage of revenues, gross profit increased to 51.8% in the six months ended June 30, 2002 from 42.2% in the six months ended June 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,697,000 in the six months ended June 30, 2002 as compared to $1,536,000 in the six months ended June 30, 2001. This increase was attributable to increased payroll expenses associated with sales and marketing. As a percentage of revenues, selling, general and administrative expenses decreased to 84.5% in the six months ended June 30, 2002 from 362.3% in the six months ended June 30, 2001.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $551,000 in the six months ended June 30, 2002 as compared to $587,000 in the six months ended June 30, 2001. As a percentage of revenues, research and development expenses decreased to 27.4% in the six months ended June 30, 2002 from 138.4% in the six months ended June 30, 2001.

INTEREST INCOME AND EXPENSE. Interest income was $146,000 in the six months ended June 30, 2002 as compared to $197,000 in the six months ended June 30, 2001. This decrease was attributable to the reduction of interest rates. The Company invests in commercial paper and corporate bonds, which are classified as held to maturity. In addition, the Company earned interest income in connection with sales type lease arrangements in the six months ended June 30, 2002.

Interest expense was $1,000 in the six months ended June 30, 2002 as compared to $2,000 in the six months ended June 30, 2001.

NET LOSS. Net loss was $1,062,000 in the six months ended June 30, 2002 as compared to net loss of $1,749,000 in the six-months ended June 30, 2001. This was due primarily to the reasons described above.

Liquidity  and  Capital  Resources

As of June 30, 2002, the Company had $9,809,000 of cash, cash equivalents and investments and $8,298,000 of working capital as compared to $5,465,000 and $5,970,000, respectively, at December 31, 2001.

Net cash used in operating activities was $1,835,000 for the six months ended June 30, 2002 as compared to net cash used in operating activities of $2,016,000 for the six months ended June 30, 2001. Net cash used in operating activities in the six months ended June 30, 2002 was primarily due to the net loss of $1,062,000, an increase in accounts receivable of $388,000, an increase in investments in sales type leases of $290,000, an increase in inventory of $192,000 and an increase in prepaid expenses and other assets of $154,000, partially offset by an increase in accounts payable of $198,000. Net cash used in operating activities in the six months ended June 30, 2001 was primarily due to the net loss of $1,749,000, an increase in inventory of $123,000 and a decrease in accounts payable of $554,000, partially offset by a decrease in accounts and unbilled receivables of $281,000. In 2002 the Company began deriving revenue under sales type lease arrangements and expects to derive additional revenue under similar arrangements in the future.

Net cash used in investing activities for the six months ended June 30, 2002 was $1,911,000 as compared to cash provided by investing activities of $1,881,000 for the six months ended June 30, 2001. The cash used in investing activities in the six months ended June 30, 2002 was for the purchase of investments of $4,702,000 and the purchase of fixed assets of $127,000, offset by maturities of investments of $3,039,000. The cash provided by investing activities in the six months ended June 30, 2001 was primarily from maturities of short-term investments of $8,158,000, partially offset by the purchase of investments of $6,245,000.

Net cash provided by financing activities for the six months ended June 30, 2002 was $6,306,000 as compared to cash provided by financing activities of $15,000 for the six months ended June 30, 2001. The net cash provided by financing activities in the six months ended June 30, 2002 was from the proceeds of $6,143,000 received in connection with the sale of 821,250 shares of common stock and $169,000 received form proceeds from exercise of employee stock options, offset by $6,000 paid for capital lease obligations. The net cash provided by financing activities for the six months ended June 30, 2001, reflects $22,000 of proceeds received from exercise of employee stock options.

The Company believes it has sufficient cash, cash equivalents and investments for the next twelve months of operations.

The Company believes its operations have not been and, in the foreseeable future, will not be materially adversely affected by inflation or changing prices.

Recently Issued Financial Standards

The Company believes that recently issued financial standards will not have a significant impact on our results of operations, financial position or cash flows.

                          PART II - OTHER INFORMATION

ITEM  3.     Exhibits  and  Reports  on  Form  8-K

Exhibits:
         99 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports  on  Form  8-K:

There  were no reports on Form 8-K filed during the quarter ended June 30, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              I.D.  Systems,  Inc.

Dated:  August  1,  2002                      By: /s/ Jeffrey  M.  Jagid
                                              ----------------------------------
                                              Jeffrey  M.  Jagid
                                              Chief  Executive  Officer
                                              (Principal  Executive  Officer)




Dated:  August  1,  2002                      By:  /s/ Ned Mavrommatis
                                              ---------------------------------
                                              Ned  Mavrommatis
                                              Chief  Financial  Officer
                                              (Principal  Accounting  Officer)