Form 10QSB
period 2002-09-30
ID SYSTEMS INC
filed 2002-11-06
CIK 49615

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended:  September  30,  2002
                                     --------------------

                                       or

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ________________ to ________________

Commission  File  Number:  1-15087
                           -------

                               I.D. SYSTEMS, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                      22-3270799
            --------                                      ----------
(State  or  other  jurisdiction  or         (I.R.S. Employer Identification No)
incorporation  or  organization)


              ONE UNIVERSITY PLAZA, HACKENSACK, NEW JERSEY   07601
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

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
     Yes   X          No
          ---            ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     Yes          No
          ---         ---

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on November 1, 2002 was 6,798,722.



                                        A

                                      INDEX

                               I.D. SYSTEMS, INC.


PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.                                     Page
                                                                             ----

Condensed Balance Sheets as of December 31, 2001
    and September 30, 2002 (unaudited)                                         1

  Condensed Statements of Operations (unaudited)
    for the three months and nine months ended September 30, 2001 and 2002     2

  Condensed Statements of Cash Flows (unaudited)
    for the nine months ended September 30, 2001 and 2002                      3

  Notes to Condensed Financial Statements                                      4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         5

ITEM 3.  CONTROLS AND PROCEDURES                                               8

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      9

Signatures                                                                     9



                                        B

                         PART I - FINANCIAL INFORMATION

ITEM  1.  CONDENSED  FINANCIAL  STATEMENTS

                               I.D. SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

                                                     DECEMBER 31,2001   SEPTEMBER 30,2002
                                                                           (UNAUDITED)
                                                     -----------------  -----------------
ASSETS
Cash and cash equivalents                            $       2,426,000  $      3,771,000
Investments                                                  3,039,000         2,792,000
Accounts receivable                                            234,000         1,411,000
Inventory                                                      844,000         1,167,000
Investment in sales type leases                                                  158,000
Prepaid expenses and other current assets                      111,000           215,000
                                                     -----------------  -----------------
  Total current assets                                       6,654,000         9,514,000

Investments                                                                    1,806,000
Fixed assets, net                                              540,000           708,000
Investment in sales type leases                                                  547,000
Other assets                                                   117,000           151,000
                                                     -----------------  -----------------
                                                     $       7,311,000  $     12,726,000
                                                     =================  =================

LIABILITIES
Accounts payable and accrued expenses                $         574,000  $        605,000
Line of credit                                                                   137,000
Deferred revenue                                                                 117,000
Capital lease obligations                                       10,000             1,000
Other current liabilities                                      100,000           350,000
                                                     -----------------  -----------------
  Total current liabilities                                    684,000         1,210,000

Deferred rent                                                   42,000            60,000
Other liabilities                                              100,000            50,000
                                                     -----------------  -----------------
                                                               826,000         1,320,000
                                                     -----------------  -----------------
STOCKHOLDERS' EQUITY
Preferred Stock; authorized 5,000,000 shares,
  $0.01 par value; none issued
Common Stock, authorized 15,000,000 shares,
  $0.01 par value; issued and outstanding
  5,866,000 shares and 6,799,000 shares, respectively           59,000            68,000
Additional paid in capital                                  15,739,000        22,042,000
Treasury stock; 40,178 shares at cost                         (113,000)         (113,000)
Accumulated deficit                                         (9,200,000)      (10,591,000)
                                                     -----------------  -----------------
                                                             6,485,000        11,406,000
                                                     -----------------  -----------------
                                                     $       7,311,000  $     12,726,000
                                                     =================  =================

See accompanying notes

                               I.D. SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                  2001             2002         2001           2002
                                              ------------  --------------  -------------  -------------
Revenues                                      $   188,000   $   1,532,000   $    612,000   $  3,541,000
Cost of Revenues                                  100,000         617,000        345,000      1,585,000
                                              ------------  --------------  -------------  -------------
Gross Profit                                       88,000         915,000        267,000      1,956,000
Selling, general and administrative expenses      860,000       1,104,000      2,396,000      2,801,000
Research and development expenses                 185,000         261,000        772,000        812,000
                                              ------------  --------------  -------------  -------------
Loss from operations                             (957,000)       (450,000)    (2,901,000)    (1,657,000)
Interest income                                    69,000         123,000        266,000        269,000
Interest expense                                   (1,000)         (2,000)        (3,000)        (3,000)
                                              ------------  --------------  -------------  -------------
NET LOSS                                      $  (889,000)  $    (329,000)  $ (2,638,000)  $ (1,391,000)
                                              ============  ==============  =============  =============

NET LOSS PER SHARE - BASIC AND DILUTED        $     (0.15)  $       (0.05)  $      (0.45)  $      (0.21)
                                              ============  ==============  =============  =============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED LOSS PER
SHARE                                           5,845,000       6,799,000      5,834,000      6,682,000
                                              ============  ==============  =============  =============





See accompanying notes

                               I.D. SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          2001          2002
                                                      ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(2,638,000)   $(1,391,000)
Adjustments to reconcile net loss
  to cash used in operating activities:
  Depreciation and amortization                           120,000        148,000
  Deferred rent expense                                    18,000         18,000
  Deferred revenue                                                       117,000
  Changes in:
    Accounts receivable                                     5,000     (1,177,000)
    Unbilled receivables                                  349,000
    Inventory                                            (177,000)      (323,000)
    Prepaid expenses and other assets                      35,000       (138,000)
    Investment in sales type leases                                     (705,000)
    Other liabilities                                                    200,000
    Income taxes receivable                               111,000
    Income taxes payable                                   (8,000)
    Accounts payable and accrued expenses                (366,000)        31,000
                                                      ------------  -------------
        Net cash used in operating activities          (2,551,000)    (3,220,000)
                                                      ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                               (7,000)      (316,000)
    Purchase of investments                            (8,747,000)    (4,827,000)
    Maturities of investments                           8,729,000      3,364,000
    Accrued interest receivable                                         (130,000)
   Amortization of (discount) premium on investments      (59,000)        34,000
                                                      ------------  -------------
    Net cash used in investing activities                 (84,000)    (1,875,000)
                                                      ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of lease obligations                            (11,000)        (9,000)
  Proceeds from exercise of stock options                  31,000        169,000
  Proceeds from line of credit                                           137,000
  Proceeds from private placement                                      6,143,000
                                                      ------------  -------------
    Net cash provided by financing activities              20,000      6,440,000
                                                      ------------  -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (2,615,000)     1,345,000
Cash and cash equivalents - beginning of period         3,085,000      2,426,000
                                                      ------------  -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD             $   470,000    $ 3,771,000
                                                      ============  =============


See accompanying notes

                               I.D. SYSTEMS, INC.

                     Notes to Condensed Financial Statements
                               September 30, 2002


NOTE  A  -  BASIS  OF  REPORTING

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form
10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of September 30, 2002, the results of its operations for the three-month and nine-month periods ended September 30, 2001 and 2002 and cash flows for the nine-month periods ended September 30, 2001 and 2002. The results of operations for the three - month and nine - month periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2001 included in the Company's Annual Report.

NOTE  B  -  NET  INCOME  (LOSS)  PER  SHARE  OF  COMMON  STOCK

Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month and nine-month periods ended September 30, 2002 and 2001 the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

NOTE  C  -  PRIVATE  PLACEMENT

In January 2002, the Company sold 821,250 shares of common stock and received net proceeds of approximately $6,143,000.

Warrants to purchase 107,125 shares of common stock were issued to the placement agent and a finder. The warrants are exercisable for a period of five years, commencing in January 2002, at a price of $9.58 per share.

NOTE  D  -  SALES  TYPE  LEASES

During 2002 the Company began deriving revenues under leasing arrangements. Such arrangements provide for monthly payments covering the product cost, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases pursuant to Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Accordingly, revenue for the product cost is recognized when products are shipped, and if required by contract, implemented. Upon the recognition of revenue, an asset is established for the "investment in sales-type leases". Maintenance revenue and interest income are recognized monthly over the lease term. The Company recognized $515,000 and $805,000 of product revenues during the three-month and nine-months period ended September 30, 2002 pursuant to such arrangements.

NOTE  E-  LINE  OF  CREDIT




See accompanying notes

During 2002, the Company secured a working capital line of credit, with maximum borrowings of $500,000. Interest is payable at the LIBOR Market Index Rate plus 1.75%. At September 30, 2002, the Company owed $137,000 under this line of credit.

NOTE  F-  CONTINGENCY

In September 2002, the Company was notified by a non-core supplier that they have been charging the wrong prices to the Company and that they are requesting reimbursement in the amount of approximately $386,000. The Company is evaluating the request and reviewing the legal merits with counsel. The Company believes the outcome will not have a material adverse effect on its financial position and results of operations. At September 30, 2002, the Company has accrued $250,000 in connection with this matter, which is included in other current liabilities.


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

RESULTS  OF  OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                2001      2002       2001       2002
                                             --------   -------    --------   --------
Revenues                                        100.0 %   100.0 %    100.0 %    100.0 %
Cost of Revenues                                 53.2      40.3        56.4       44.8
                                             --------   -------    --------   --------
Gross Profit                                     46.8      59.7        43.6       55.2
Selling, general and administrative expenses    457.4      72.1       391.5       79.1
Research and development expenses                98.4      17.0       126.1       22.9
                                             --------   -------    --------    --------
Loss from operations                           (509.0)    (29.4)     (474.0)     (46.8)
Net interest income                              36.2       7.9        43.0        7.5
                                             --------   -------    --------    --------
NET LOSS                                       (472.8)%   (21.5)%   (431.0) %   (39.3) %
                                             --------   -------    --------    --------

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES. Revenues were $1,532,000 in the three months ended September 30, 2002 as compared to $188,000 in the three months ended September 30, 2001. The increase in revenues in the three-month period is due to customers beginning to transition from successful pilot programs of the Company's fleet tracking and management system to larger production-scale orders. On October 31, 2002, the Company had order backlog of approximately $3,900,000.

COST OF REVENUES. Cost of revenues were $617,000 in the three months ended September 30, 2002 as compared to $100,000 in the three months ended September 30, 2001. As a percentage of revenues, cost of revenues were 40.3% in the three months ended September 30, 2002 as compared to 53.2% in the three months ended September 30, 2001. This percentage decrease was primarily attributable to certain fixed production costs incurred in 2001 and lower revenues in that year, the sale of certain higher margin services during the three-month period ended September 30, 2002 and the reduction in product cost during 2002. The Company began fully outsourcing its production in 2002. Gross profit was $915,000 in the three months ended September 30, 2002 compared to $88,000 in the three months ended September 30, 2001. As a percentage of revenues, gross profit increased to 59.7% in the three months ended September 30, 2002 from 46.8% in the three months ended September 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,104,000 in the three months ended September 30, 2002 as compared to $860,000 in the three months ended September 30, 2001. This increase was attributable to the charge of $250,000, resulting from the notification received from a non-core supplier as disclosed in Note E to the financial statements. As a percentage of revenues, selling, general and administrative expenses decreased to 72.1% in the three months ended September 30, 2002 from 457.4% in the three months ended September 30, 2001.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which relate to product improvement and cost reduction, were $261,000 in the three months ended September 30, 2002 as compared to $185,000 in the three months, ended September 30, 2001. As a percentage of revenues, research and development expenses decreased to 17.0% in the three months ended September 30, 2002 from 98.4% in the three months ended September 30, 2001.

NET  INTEREST  INCOME  AND  EXPENSE.
Interest income was $123,000 in the three months ended September 30, 2002 as compared to $69,000 in the three months ended September 30, 2001. This increase was attributable to larger average cash, cash equivalents and short-term investment balances in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. In addition, the Company earned interest income in connection with sales type lease arrangements in the three months ended September 30, 2002.

Interest expense was $2,000 in the three months ended September 30, 2002 and $1,000 in the three months ended September 30, 2001.

NET LOSS. Net loss was $329,000 in the three months ended September 30, 2002 as compared to net loss of $889,000 in the three months ended September 30, 2001. This was due primarily to the reasons described above.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES. Revenues were $3,541,000 in the nine months ended September 30, 2002 as compared to $612,000 in the nine months ended September 30, 2001. The increase in revenues in the nine-month period is due to customers beginning to transition from successful pilot programs of the Company's fleet tracking and management system to larger production-scale orders. On October 31, 2002, the Company had order backlog of approximately $3,900,000.

COST OF REVENUES. Cost of revenues were $1,585,000 in the nine months ended September 30, 2002 as compared to $345,000 in the nine months ended September 30, 2001. As a percentage of revenues, cost of revenues were 44.8% in the nine months ended September 30, 2002 as compared to 56.4% in the nine months ended September 30, 2001. This percentage decrease was primarily attributable to certain fixed production costs incurred in 2001 and lower revenues in that year, the sale of certain higher margin services during the nine-month period ended September 30, 2002 and the reduction in product cost in 2002. The Company began fully outsourcing its production in 2002. Gross profit was $1,956,000 in the nine months ended September 30, 2002 compared to $267,000 in the nine months ended September 30, 2001. As a percentage of revenues, gross profit increased to 55.2% in the nine months ended September 30, 2002 from 43.6% in the nine months ended September 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,801,000 in the nine months ended September 30, 2002 as compared to $2,396,000 in the nine months ended September 30, 2001. This increase was attributable to the charge of $250,000, resulting from the notification received from a non-core supplier as disclosed in Note E to the financial statements and increased payroll expenses associated with sales and marketing. As a percentage of revenues, selling, general and administrative expenses decreased to 79.1% in the nine months ended September 30, 2002 from 391.5% in the nine months ended September 30, 2001.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which relate to product improvement and cost reduction, were $812,000 in the nine months ended September 30, 2002 as compared to $772,000 in the nine months, ended September 30, 2001. As a percentage of revenues, research and development expenses decreased to 22.9% in the nine months ended September 30, 2002 from 126.1% in the nine months ended September 30, 2001.

NET  INTEREST  INCOME  AND  EXPENSE.
Interest income was $269,000 in the nine months ended September 30, 2002 as compared to $266,000 in the nine months ended September 30, 2001. This increase was attributable to larger average cash, cash equivalents and short-term investment balances in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, offset by a reduction in interest rates in the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001. In addition, the Company earned interest income in connection with sales type lease arrangements in the nine months ended September 30, 2002.

Interest expense was $3,000 in the nine months ended September 30, 2002 and 2001.

NET LOSS. Net loss was $1,391,000 in the nine months ended September 30, 2002 as compared to net loss of $2,638,000 in the nine months ended September 30, 2001. This was due primarily to the reasons described above.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2002, the Company had $8,369,000 of cash, cash equivalents and investments and $8,304,000 of working capital as compared to $5,465,000 and $5,970,000, respectively, at December 31, 2001.

Net cash used in operating activities was $3,220,000 for the nine months ended September 30, 2002 as compared to net cash used in operating activities of $2,551,000 for the nine months ended September 30, 2001. Net cash used in operating activities in the nine months ended September 30, 2002 was primarily due to the net loss of $1,391,000, an increase in accounts receivable of $1,177,000, an increase in investments in sales type leases of $705,000, an increase in inventory of $323,000, and an increase in prepaid expenses and other assets of $138,000, partially offset by an increase in other liabilities of $200,000, an increase in deferred revenue of $117,000 and depreciation and amortization of $148,000. Net cash used in operating activities in the nine months ended September 30, 2001 was primarily due to the net loss of $2,638,000 a decrease in accounts payable of $366,000 and an increase in inventory of $177,000, partially offset by a decrease in unbilled receivables of $349,000, the collection of income taxes receivable of $111,000 and depreciation and amortization of $120,000.

Net cash used in investing activities for the nine months ended September 30, 2002 was $1,875,000 as compared to net cash used in investing activities of $84,000 for the nine months ended September 30, 2001. The cash used in investing activities in the nine months ended September 30, 2002 was for the purchase of investments of $4,827,000 and the purchase of fixed assets of $316,000, offset by maturities of investments of $3,364,000. The cash used in investing activities in the nine months ended September 30, 2001 was for the purchase of investments of $8,747,000, offset by maturities of investments of $8,729,000.

Net cash provided by financing activities for the nine months ended September 30, 2002 was $6,440,000 as compared to cash provided by financing activities of $20,000 for the nine months ended September 30, 2001. The net cash provided by financing activities for the nine months ended September 30, 2002, resulted from the proceeds of $6,143,000 received in connection with the sale of 821,250 shares of common stock, $169,000 of proceeds received from exercise of employee stock options, and $137,000 of borrowings under a line of credit. The net cash provided by financing activities for the nine months ended September 30, 2001, resulted from $31,000 of proceeds received from exercise of employee stock options, offset by $11,000 paid for capital lease obligations.

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

ITEM  3.  CONTROLS  AND  PROCEDURES


(a)  Evaluation  of  Disclosure  Controls  and  Procedures:

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)  Changes  in  Internal  Controls:

     There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.





                           PART II - OTHER INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)       Exhibits:

          99 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
                Act  of  2002.

(b)       Reports  on  Form  8-K:

          There were no reports on Form 8-K filed during the quarter ended September 30, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         I.D. Systems, Inc.

Dated:  November  1,  2002       By:     /s/  Jeffrey  M.  Jagid
                                         -------------------------------
                                         Jeffrey  M.  Jagid
                                         Chief  Executive  Officer
                                         (Principal  Executive  Officer)


Dated:  November  1,  2002       By:     /s/  Ned  Mavrommatis
                                         -------------------------------
                                         Ned  Mavrommatis
                                         Chief  Financial  Officer
                                         (Principal  Accounting  Officer)

                                 CERTIFICATIONS


     I,  Jeffrey  M.  Jagid,  certify  that:

1)   I have reviewed this quarterly report on Form 10-QSB of I.D. Systems, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  1,  2002             By: /s/  Jeffrey  Jagid
                                          ---------------------------
                                          Jeffrey  M.  Jagid
                                          Chairman and Chief Executive Officer

                                 CERTIFICATIONS

     I,   Ned  Mavrommatis,  certify  that:

1)   I have reviewed this quarterly report on Form 10-QSB of I.D. Systems, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  1,  2002                    By: /s/  Ned  Mavrommatis
                                                 -----------------------------
                                                 Ned  Mavrommatis
                                                 Chief  Financial  Officer