Form 10KSB
period 2002-12-31
ID SYSTEMS INC
filed 2003-03-28
CIK 49615

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2002  Commission file number:  1-15087


                               I.D. SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

        Delaware                                              22-3270799
--------------------------------                           --------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)


One University Plaza, Hackensack, New Jersey                      07601
-------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

    Issuer`s telephone number, including area code: (201) 996-9000 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes x No    .
            ---  ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer`s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

State issuer`s revenues for its most recent fiscal year = $5,544,000.

The aggregate market value of the Common Stock held by nonaffiliates of the Issuer was approximately $25,820,000 based upon the last sales price of such stock on March 21, 2003, as disclosed on The NASDAQ Small Cap Market (IDSY).

The number of shares of common stock, par value $0.01 per share, outstanding as of March 21, 2003 was 6,810,461.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Part III incorporates information by reference from the definitive proxy statement to be filed in connection with the issuer`s 2003 annual meeting of stockholders.

                                TABLE OF CONTENTS

                                                                                                              PAGE

PART I.                                                                                                         1

         Item 1.           Description of Business..............................................................1

         Item 2.           Description of Properties............................................................9

         Item 3.           Legal Proceedings....................................................................9

         Item 4.           Submission of Matters to a Vote of Security Holders.................................10

PART II. ......................................................................................................11

         Item 5.           Market for Registrant`s Common Equity and Related Stockholder Matters...............11

         Item 6.           Management`s Discussion and Analysis of Financial Condition and Results of
                           Operations..........................................................................11

         Item 7.           Financial Statements................................................................17

         Item 8.           Changes In and Disagreements with Accountants on Accounting and Financial
                           Disclosure..........................................................................18

PART III.......................................................................................................19

         Item 9.           Directors, Executive Officers, Promoters and Control Persons, Compliance With
                           Section 16(a) of the Exchange Act...................................................19

         Item 10.          Executive Compensation..............................................................19

         Item 11.          Security Ownership of Certain Beneficial Owners and Management......................19

         Item 12.          Certain Relationships and Related Transactions......................................19

         Item 13.          Exhibits, Lists and Reports on Form 8-K.............................................19

         Item 14.          Controls And Procedures.............................................................21


                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

     I.D. Systems, Inc. (the "Company"), a Delaware corporation incorporated in 1993, is a leading provider of advanced wireless solutions for tracking, managing, and securing enterprise assets. The Company`s patented RF (radio frequency) technology and proprietary software, The Wireless Asset Net(TM) System, enables real-time, automated, cost-effective monitoring, control, and analysis of a broad range of objects. The Company`s solutions can benefit users by reducing operating costs, increasing security and revenues, improving safety, enhancing service, and increasing profits. The Company`s customers include Archer Daniels Midland, Avis Rent A Car System, Inc., DaimlerChrysler, Deere & Co., Federal Aviation Administration, Ford Motor Company, Golub Corporation, Hallmark Cards, Target Corporation, Toyota Motor Company, the U.S. Navy and the U.S. Postal Service among others.

THE TECHNOLOGY

     The primary hardware components of the Company`s system are wireless programmable "Asset Communicators" installed on each asset and one or more fixed-position "System Monitors" which form a coverage area. These devices communicate with each other via low-power RF transmissions with no ongoing communication costs.

     Asset Communicators are miniature programmable computers that provide significantly more functionality than conventional asset tracking "RFID tags". For example, Asset Communicators can control access, detect asset movement/location, monitor asset utilization, provide two-way text messaging, and store a large amount of dynamic, configurable asset data. The firmware in the devices can also be readily customized to meet specific customer needs.

     The system does not require a central or controlling computer to make decisions. Asset Communicators and System Monitors make decisions autonomously, which significantly reduces the overall system cost and improves system reliability. System Monitors incorporate a computer network connection as well as a two-way RF transceiver, and are capable of linking to both the mobile assets being monitored and to management software on the network.

     The Company designs and implements software as well as hardware. Its modular software systems are user-friendly, utilizing a robust database platform, a Windows-style browser-based graphical user interface and options for both client-server and web-based delivery.

CURRENT TARGET MARKETS

While  there are  diverse  applications  for its  technology,  the Company is currently  focused  on  companies  that  need to  monitor,  control  and  manage
industrial   vehicles  and  rental  fleet  vehicles.

     INDUSTRIAL VEHICLE APPLICATIONS. The Company`s WIRELESS ASSET NET(TM) fleet management system is designed to address the safety, security and cost issues of the material handling industry.

     To improve fleet safety and security, the system provides:

          o    wireless  vehicle access control to restrict  access of equipment
               to  trained  and  authorized   personnel,   as  required  by  the
               Occupational Safety and Health Administration ("OSHA");

          o electronic vehicle inspection checklists for paperless proof of OSHA compliance;

          o    early detection of emerging vehicle safety issues; and

          o    impact sensing to assign responsibility for accidents.

     The Company`s system is designed to prevent unauthorized personnel from operating equipment, which we believe results in optimizing fleet health, eliminating anonymous accidents and reducing damage-related costs. To further reduce fleet maintenance costs, the Wireless Asset Net also automates and enforces preventative maintenance scheduling by:

          o wirelessly uploading true "drive-time" data from each individual vehicle;

          o automatically prioritizing maintenance events based on weighted variables; and

          o enabling remote lock-out of vehicles overdue for maintenance. The system can also interface seamlessly with existing maintenance databases.

     To generate perhaps the most significant impact on fleet operating costs, the Wireless Asset Net provides a set of tools to measure vehicle utilization and justify fleet reductions. The system automatically records the actual usage-time against idle-time of each individual vehicle/operator to benchmark productivity, compare performance, and enable informed decisions about vehicle allocation, disposal, and replacement. The system also visually monitors the location of vehicles -- both in real time and historically -- to locate vehicles that are idle or due for maintenance, to instantly track vehicle inventory, and to monitor vehicle travel-paths in order to optimize labor efficiencies. In addition, the system communicates work instructions to vehicle operators via two-way text paging to improve productivity.

     The Company believes its Wireless Asset Net technology can have a significant impact on the security of airports and military bases. Aircraft ground support equipment includes aircraft tow tractors, cargo loaders, baggage tractors, fuel trucks, and catering trucks. The Company believes there are few systems that effectively control and monitor the use of these vehicles. In the absence of such controls, a perpetrator who gains access to the ramp area at airports could access ground support equipment without restriction. The Company`s wireless solution prevents unauthorized use of aircraft ground support equipment by linking vehicle ignition to a personal identification system and/or biometrics. The system requires an operator to present an access control ID badge to the system`s intelligent vehicle-mounted hardware (and, optionally, enter a PIN code) prior to operating a vehicle that services aircraft. A person must be authorized and trained for a particular vehicle, in a particular area of the airport, at a particular time of day, in order to use the vehicle. This driver tracking and control technology not only prevents the unauthorized use of equipment, but it also allows equipment to be instantly and remotely deactivated via radio frequency in the event of an emergency.

     The industrial vehicle market is the Company`s most developed application. Customers that have piloted and/or deployed the Company`s Wireless Asset Net system include Archer Daniels Midland, DaimlerChrysler, Deere & Co., Federal Aviation Administration, Ford Motor Company, Golub Corporation, Hallmark Cards, Target Corporation, Toyota Motor Company, the U.S. Navy and the U.S. Postal Service among others.

     RENTAL FLEET APPLICATIONS. The Company`s wireless rental car monitoring system automatically uploads mileage and fuel data from rental vehicles, and is designed to produce a significant impact on rental revenues and quality of customer service to the Company`s customers.

     We believe that there are many benefits offered by the Company`s solution to car rental companies. However, two are most significant. First, by accurately reporting fuel levels, without human intervention, rental car companies can potentially increase revenues by accurately billing customers for fuel used. Second, by utilizing the Company`s system, the average car return transaction, including customer wait time, can be reduced as well. This time savings can allow the rental company to reduce staff and/or devote more attention to vehicle inspections, which may result in detecting damage that would otherwise go unnoticed and uncharged.

     The system also automates the car rental and car handling process. As a customer approaches the exit gate, the system recognizes the identification of the car and validates the rental for security purposes. In addition, the system prints the rental agreement for the customer as he/she leaves the lot. This functionality eliminates the need to pre-assign vehicles and pre-print rental contracts. The system is also designed to optimize fleet usage by automating the inventory process and monitoring the flow of vehicles.

     In January 2003, the Company and Avis Rent A Car System, Inc., commenced a pilot program to implement the Company`s Wireless Asset Net fleet management technology on Avis` fleet of approximately 2,000 rental vehicles in Puerto Rico by mid 2003. Puerto Rico was selected because it allows the use of the Company`s system on a captive fleet which is intended to be representative of benefits that can also be achieved as a result of broader based implementation.

FUTURE APPLICATIONS AND OTHER MARKETS

Deployment of the Company`s system infrastructure in customers` facilities creates many new revenue opportunities. The Company`s system enables virtually any asset owned, operated or maintained by a customer to be monitored. With relatively simple customizations, the Company can create and deploy asset "tags" to track pallets and containers, control the use of machinery, and manage other assets. Once these tags are deployed, the customer can utilize one integrated system for all of its asset tracking and monitoring needs. To date the Company has also delivered effective systems that have demonstrated significant benefits by providing companies with the ability to monitor, control and manage railcars, as well as letters and packages.

         RAILCAR INDUSTRY APPLICATIONS. The Company`s wireless tracking solution has the potential to improve the rail industry`s customer service capabilities and fundamentally change the way freight railroads operate in North America.

     The Company believes that Class I railroads and their customers have a vested interest in finding a cost-effective way to track the location and status of railcars in real time. The Company`s real-time location system maps each train`s location against its expected routes and schedules, averts delays by rapidly identifying unplanned stops, and ensures that the correct railcars are delivered to the correct locations in a timely manner. The Company believes that this can translate directly into both customer satisfaction and increased revenues for the railroads.

     The Company`s solution for real-time railcar tracking is a unique hybrid of its patented RF communications architecture, GPS location tracking, a cellular or satellite link, and proprietary web-based graphical software. The Company`s system can communicate data from an entire train of railcars with just one cellular or satellite link. Compared to other systems that rely on satellite transmitters on every railcar, the Company`s approach can save millions of dollars in ongoing communications fees. Compared to systems that rely on fixed-location reading devices, the system provides information from any location at any time, eliminating "black holes" between readers. In addition, the Company believes its approach provides the ability to generate and communicate significantly more information than the railroads` existing tracking system.

     PACKAGE AND LETTER APPLICATIONS. The Company has been focused in this market primarily on the U.S. Postal Service (USPS). During 2000, the Company`s solution was deployed and began collecting data used to analyze the flow of mail. In this application, the Company`s Asset Communicator is configured to fit inside a standard business envelope and withstand the rigors of automated mail processing machinery. The Company`s system allows the USPS, for the first time in its history, to track test mail in real time and identify bottlenecks in the mail delivery chain.

MANUFACTURING

     The Company outsources its hardware manufacturing operations to leading contract manufacturers including Flextronics International Ltd. and NuVisions Manufacturing Inc. This strategy enables the Company to focus on its core competency - designing hardware and software systems and delivering solutions to customers - and to avoid investing in capital-intensive electronics manufacturing infrastructure. Outsourcing also provides the Company with the ability to ramp up deliveries to meet increases in demand without increasing fixed expenses. The Company has not, however, entered into an agreement providing for a long term commitment with its subcontractors to manufacture the Company`s products.

SALES AND MARKETING

     The Company`s sales and marketing objective is to achieve broad market penetration through targeted sales activities. The Company currently markets its system directly to large corporations and government agencies. In addition, the Company is developing strategic relationships with key companies in target markets, including original equipment manufacturers (OEMs), complementary hardware and software vendors, and service providers.

     The Company was awarded a United States General Services Administration contract which enables any government agency to purchase the Company`s products on an off-the-shelf basis, without further competitive bidding, until April 2004. The Company believes that this contract provides significant sales opportunities with government agencies.

RESEARCH AND DEVELOPMENT

     The Company completed the development of a "universal system" which allows widespread use of the Company`s hardware and software. To maintain its competitive advantage in the current target markets, and to penetrate additional markets, the Company plans to continue its research and development efforts to reduce the size and the cost of the Company`s system and to expand the flexibility of the Company`s products.

COMPETITION

     The market for wireless tracking and management of enterprise assets is relatively new, constantly evolving, and competitive. Although the Company`s current competitors do not provide the precise capabilities of the Company`s systems, they do offer subsets of the Company`s system capabilities or alternate approaches to the issues the Company`s products address. Those companies include both emerging companies with limited operating histories, such as WhereNet Corp., Remote Equipment Systems, Inc., Media Recovery, Inc., and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than the Company, such as Savi Technology, Symbol Technologies, Inc., and Intermec Technologies Corp. The Company expects that competition will intensify in the near future. However, the Company believes there are significant barriers to entry for the Company`s potential competitors.

INTELLECTUAL PROPERTY

     The Company currently has one United States patent and pending patent applications relating to the Company`s system architecture and technology. It also has a corresponding patent and pending patent applications in selected foreign countries. The patents and patent applications may not provide the Company with any competitive advantage. Many of the Company`s current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights.

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

          o    reengineer   the  Company`s   products   successfully   to  avoid
               infringement;

          o    obtain licenses on commercially reasonable terms, if at all; or

          o litigate an alleged infringement successfully or settle without substantial expense and damage awards.

     Any claims against the Company relating to the infringement of third-party proprietary rights, even if without merit, could result in the expenditure of significant financial and managerial resources or in injunctions preventing us from distributing certain products. Such claims could materially adversely affect the Company`s business, financial condition and results of operations.

     The Company`s software products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. In general, the Company`s efforts to protect its intellectual property rights through patent, copyright, trademark and trade secret laws may not be effective to prevent misappropriation of the technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by the Company. The Company`s failure or inability to protect its proprietary rights could materially adversely affect the Company`s business, financial condition and results of operations.

EMPLOYEES

     The Company currently has thirty-five full time employees, of which ten are engaged in product development (which includes engineering), thirteen in operations, six in sales and marketing and six in finance and general administration.

RISK FACTORS

THE MARKET FOR OUR TECHNOLOGY MIGHT NOT CONTINUE TO DEVELOP, CAUSING OUR REVENUES TO DECREASE

         Our success is highly dependent on the continued market acceptance of our wireless monitoring and tracking system. The market for wireless monitoring and tracking products and services is new and rapidly evolving. We are not certain that our future target customers will purchase our wireless monitoring and tracking system. Additionally, we cannot assure you that the market for wireless monitoring and tracking technology will continue to emerge or become sustainable. If the market for our products fails to grow, develops more slowly than we expect or becomes saturated with competing products or services, then our revenues will not increase and our financial condition may be materially adversely affected.

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS, LIMITING OUR ABILITY TO DEVELOP AND EXPAND OPERATIONS

         Based on our current estimates, we believe that we have sufficient cash to continue operations for at least the next 12 months. Unplanned expenses or development opportunities may require us to raise additional capital. We cannot be certain that additional financing will be available when we require it and to the extent that we require it. If additional funds are unavailable to us, or are not available to us on acceptable terms, we may be unable to fund our expansion, develop or enhance our products or respond to competitive pressures.


IF WE RAISE ADDITIONAL CAPITAL THROUGH THE SALE OF COMMON STOCK, PREFERRED STOCK OR CONVERTIBLE DEBT SECURITIES, THE PERCENTAGE OWNERSHIP OF OUR THEN EXISTING STOCKHOLDERS WILL BE DILUTED

         We have issued common stock, options and warrants to purchase our common stock, and in the future we may issue additional shares of common stock, options, warrants, preferred stock or other securities exercisable for or convertible into our common stock. At March 24, 2003, there were warrants to purchase 307,125 shares of common stock outstanding. Additionally, we have granted options to employees and directors for the purchase of approximately 2,400,000 shares of our common stock, and expect to continue to grant employees stock options. Holders of our common stock do not have preemptive rights. Therefore, issuances of additional securities will dilute the percentage ownership of our stockholders.

OUR FAILURE TO PROTECT OUR PROPRIETARY TECHNOLOGY MAY IMPAIR OUR COMPETITIVE POSITION

         We believe that we have a competitive advantage due to our intellectual property rights. Although we seek to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be certain that: we will be able to adequately protect our technology; our patents will not be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the technology described in the patent; competitors will not be able to develop similar technology independently; and intellectual property laws will be adequate to protect our intellectual property rights. Furthermore, policing the unauthorized use of our products is difficult, and expensive litigation may be necessary to enforce our intellectual property rights. Accordingly, we cannot be certain that we will be able to protect our proprietary rights against unauthorized third party copying or use. If we are unsuccessful in protecting our intellectual property, we may lose the technological advantage we have over competitors.

WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM A CLAIM OF INFRINGEMENT BY A THIRD PARTY

     In recent years, there has been significant litigation in the United States involving claims of alleged infringement of patents and other intellectual property rights. We could incur substantial costs to defend any such litigation. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future as a result of an alleged infringement of another`s intellectual property. If a claim of infringement of intellectual property rights was decided against us, we could be required to: cease selling, incorporating or using products or services that incorporate the challenged intellectual property; obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or redesign those products or services that incorporate such technology.

IF WE ARE UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, WE MAY BE UNABLE TO MEET THE NEEDS OF OUR CUSTOMERS

         Our market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing technology obsolete. If we are unable to successfully respond to these developments or do not respond in a cost-effective way, we will be unable to satisfactorily meet the needs of our customers. To be successful, we must adapt to rapidly changing market conditions by continually improving the responsiveness, services and features of our products and by developing new features to meet customer needs. Our inability to meet customer needs would lead to a loss of customers.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO RECRUIT ADDITIONAL PERSONNEL, OUR BUSINESS MAY SUFFER

         We are dependent on the continued employment and performance of our executive officers and key employees, particularly Jeffrey M. Jagid, Chief Executive Officer, Kenneth S. Ehrman, Chief Operating Officer, Ned Mavrommatis, Chief Financial Officer, Michael Ehrman, Executive Vice President, Engineering, and Frederick Muntz, Executive Vice President Sales and Marketing. We currently do not have employment agreements with our key employees. Like other companies in our industry, we face intense competition for qualified personnel. Many of our competitors for qualified personnel have greater resources than we have. We cannot be certain that we will be able to maintain salaries at market levels. Therefore, we cannot be certain that we will be successful in attracting or retaining qualified personnel in the future.

WE MIGHT NOT BE ABLE TO OBTAIN THE SERVICES OF QUALIFIED SUBCONTRACTORS TO PRODUCE OUR PRODUCTS LEADING TO DISRUPTION IN PRODUCTION AND DISTRIBUTION OF OUR PRODUCTS TO OUR CUSTOMERS

         In order to meet our requirements under our contracts, we rely on the efforts and skills of subcontractors for the manufacture of our products and the delivery of our products to our customers. There is great competition for the most qualified and competent subcontractors. If we are unable to afford or hire qualified subcontractors the quality of our services and products could decline. Such conditions would limit our ability to perform our contracts with customers.

THE FEDERAL GOVERNMENT MIGHT IMPLEMENT SIGNIFICANT REGULATIONS WHICH MIGHT REQUIRE US TO INCUR SIGNIFICANT COMPLIANCE COSTS

         Our products transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communication Commission. Our ability to design, develop and sell our products will continue to be subject to the rules and regulations of the Federal Communication Commission for the foreseeable future. The implementation of unfavorable regulations, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs cause the development of the affected markets to become impractical or otherwise adversely affect our ability to produce or market our products.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH WE WILL BE UNABLE TO SUCCESSFULLY OPERATE OUR BUSINESS IN THE FUTURE

         Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. To manage our expected growth, we will have to implement and improve our operational and financial systems, and we will have to train and manage our growing employee base. We will also need to maintain and expand our relationships with customers, subcontractors and other third parties. If we are unable to effectively manage our growth, our business may become inefficient and we might not be able to effectively compete with competitors.

OUR NEW PRODUCTS MAY CONTAIN TECHNOLOGICAL FLAWS AND WE MAY INCUR SUBSTANTIAL LIABILITY DUE TO THESE FLAWS

         Complex technological products like ours often contain undetected errors or failures when first introduced or when new versions of the products are introduced. Despite our every effort to eliminate these flaws, there still may be flaws in our new products, even after the commencement of commercial shipments. These flaws could result in a delay of, or failure to, achieve market acceptance of our products, which, since our products are used in business critical applications could lead to substantial product liability claims. Such claims could not only adversely affect our immediate financial condition, but could permanently injure our reputation in our industry.

ITEM 2. DESCRIPTION OF PROPERTIES

     In November 1999, the Company entered into a lease that expires on March 31, 2010 for a facility in Hackensack, New Jersey, covering approximately 22,500 square feet, which the Company first occupied in March 2000. The rent is currently $31,060 per month and will increase to $34,835 per month from the 61st month until the end of the lease.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.


ITEM 5.  MARKET FOR REGISTRANT`S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company completed its initial public offering on June 30, 1999. The Company`s Common Stock is traded on The Nasdaq SmallCap Market under the symbol IDSY. The following table sets forth, for the periods indicated, the high and low sales price for the Company`s common stock as reported on such quotation systems.

QUARTER ENDING:                              HIGH                 LOW
---------------                              ----                 ---

2001
----
March 31, 2001                             $  5.000              $2.000
June 30, 2001                              $  6.700              $3.375
September 30, 2001                         $  6.000              $3.700
December 31, 2001                          $ 10.850              $4.450

2002
----
March 31, 2002                             $ 11.650              $6.650
June 30, 2002                              $  8.300              $2.690
September 30, 2002                         $  6.000              $3.250
December 31, 2002                          $  4.590              $3.480

2003
----
January 1, 2003 - March 24, 2003           $  5.190             $4.020

     There were 28 registered holders and approximately 1,400 beneficial owners of the Company`s Common Stock of record as of March 25, 2003. The Company has not declared or paid dividends on its Common Stock to date and intends to retain future earnings, if any, for use in its business for the foreseeable future.

ITEM 6. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company`s financial condition and results of operations should be read in conjunction with its financial statements and notes thereto appearing elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note B to the financial statements included in this Form 10-KSB. The financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies are:

REVENUE RECOGNITION

     The Company`s revenues are derived from contracts with multiple element arrangements, which include the Company`s system, training and technical support. Revenues are recognized as each element is earned based on the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company`s system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title passes to the customer, which usually is upon delivery of the system, provided all other revenue recognition criteria are met. Training and technical support revenue are generally recognized at time of performance.

     The  Company  also  enters  into  post-contract   maintenance  and  support
agreements. Revenue is recognized over the service period and the cost of providing these services is expensed as incurred.

     During 2002 the Company began deriving revenues under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases pursuant to Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Accordingly, the system sale is recognized upon delivery of the system, provided all other revenue recognition criteria are met. Upon the recognition of revenue, an asset is established for the "investment in sales-type leases". Maintenance revenue and interest income are recognized monthly over the lease term. The Company recognized $784,000 of system sales during the year ended December 31, 2002 pursuant to such arrangements. These arrangements provide for sixty equal monthly payments and interest has been imputed at 6%.

     The Company recognized $1,536,000 of systems sales in 2002 in connection with an installment sale. The arrangement provided for a $470,000 upfront payment and equal monthly payments of approximately $26,000 through November 2007, which include principal, imputed interest at approximately 7% and approximately $5,000 of maintenance, which is recognized as revenue monthly.

$589,000  of the system sales  is   classified   as  accounts  receivable  and
$867,000 is classified as installment receivable - noncurrent portion at December 31, 2002.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                                                     Year  Ended
                                                                                     December  31,
                                                                                2001               2002

Revenues                                                                          100.0%         100.0%
Cost of revenues                                                                   59.4           43.8
                                                                              ------------- --------------

Gross profit                                                                       40.6           56.2
Selling, general and administrative expenses                                      384.8           69.2
Research and development expenses                                                 112.5           16.9
                                                                              ------------- --------------

Loss from operations                                                             (456.7)         (29.9)
Net interest income                                                                33.3            4.9
                                                                              ------------- --------------

Net loss                                                                         (423.4)         (25.0)
                                                                              ============= ==============

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

REVENUES. Revenues were $5,544,000 for the year ended December 31, 2002 compared to $923,000 in the year ended December 31, 2001. The increase in revenues for the year is attributable to increased sales of the Company`s Wireless Asset Net system for tracking and managing fleets of industrial equipment. The Company`s customer base now includes Archer Daniels Midland, DaimlerChrysler, Deere & Co., Federal Aviation Administration, Ford Motor Company, Golub Corporation, Hallmark Cards, Target Corporation, Toyota Motor Company, the U.S. Navy and the U.S. Postal Service among others.

COST OF REVENUES. Cost of revenues were $2,430,000 for the year ended December 31, 2002 compared to $548,000 in the year ended December 31, 2001. As a percentage of revenues, cost of revenues decreased to 43.8% in the year ended December 31, 2002 from 59.4% in the year ended December 31, 2001. This percentage decrease was primarily attributable to the sale of certain higher margin services during the year ended December 31, 2002 and lower product costs due to continuing research and development efforts. Gross profit was $3,114,000 in the year ended December 31, 2002 compared to $375,000 in the year ended December 31, 2001. As a percentage of revenues, gross profit increased to 56.2% in the year ended December 31, 2002 from 40.6% in the year ended December 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3,835,000 in the year ended December 31, 2002 compared to $3,552,000 in the year ended December 31, 2001. The increase was primarily attributable to an increase in payroll expenses and an increase in insurance premiums for the Company`s director and officer liability policy. As a percentage of revenues, selling, general and administrative expenses decreased to 69.2% in the year ended December 31, 2002 from 384.8% in the year ended December 31, 2001.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $938,000 in the year ended December 31, 2002 compared to $1,038,000 in the year ended December 31, 2001. This decrease was attributable to the completion of the Company`s "universal system" of hardware and software for tracking and managing fleets of industrial vehicles. The Company`s research and development efforts during the year ended December 31, 2002 were devoted primarily to product enhancements and manufacturing cost reductions. As a percentage of revenues, research and development expenses decreased to 16.9% in the year ended December 31, 2002 from 112.5% in the year ended December 31, 2001.

NET INTEREST INCOME AND EXPENSE.
Interest income was $279,000 in the year ended December 31, 2002 as compared to $310,000 in the year ended December 31, 2001. This decrease was attributable to the reduction in interest rates. The Company invests in commercial paper and corporate bonds which are classified as held to maturity. During the year ended December 31, 2002 the Company earned interest income in connection with sales type lease arrangements.

INTEREST EXPENSE
Interest expense was $4,000 in the year ended December 31, 2002 as compared to $3,000 in the year ended December 31, 2001.

NET LOSS. Net loss was $1,384,000 in the year ended December 31, 2002 as compared to net loss of $3,908,000 in the year ended December 31, 2001. This decrease was due primarily to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, the Company had cash, cash equivalents and investments of $7,757,000 and working capital of $8,295,000 as compared to $5,465,000 and $5,970,000, respectively, at December 31, 2001.

     Net cash used in operating activities was $3,683,000 for the year ended December 31, 2002 as compared to net cash used in operating activities of $3,185,000 for the year ended December 31, 2001. Net cash used in operating activities in the year ended December 31, 2002 was primarily due to a net loss of $1,384,000, an increase in accounts receivable of $880,000, an increase in installment receivable of $867,000, an increase in investment in sales type leases of $681,000, an increase in inventory of $627,000 and a decrease in other liabilities of $100,000 partially offset by a an increase in accounts payable and accrued expenses of $631,000 and depreciation and amortization of $201,000. Net cash used in operating activities in the year ended December 31, 2001 was primarily due to a net loss of $3,908,000 and a decrease in accounts payable and accrued expenses of $125,000 partially offset by a decrease in accounts and unbilled receivables of $412,000, an increase in other liabilities of $200,000 and a decrease in income taxes receivable of $111,000.

     Net cash used in investing activities for the year ended December 31, 2002 was $1,424,000 as compared to cash provided by investing activities for the year ended December 31, 2001 of $2,478,000. Net cash used in investing activities in the year ended December 31, 2002 was primarily from purchases of investments of $4,603,000 and the purchases of fixed assets of $340,000 partially offset by maturities of investments of $3,600,000. Net cash provided by investing activities in the year ended December 31, 2001 was primarily from maturities of short-term investments of $12,000,000 partially offset by the purchase of investments of $9,242,000 and amortization of debt discount on investments of $209,000.

     Net cash provided by financing activities for the year ended December 31, 2002 was $6,439,000 as compared to net cash provided in financing activities of $48,000 for the year ended December 31, 2001. Net cash provided by financing activities for the year ended December 31, 2002, resulted primarily from $6,143,000 received in connection with the sale of 821,250 shares of common stock, $169,000 of proceeds received from exercise of employee stock options, and $137,000 of borrowings under a line of credit. Net cash provided by financing activities for the year ended December 31, 2001, resulted from $70,000 of proceeds received from exercise of employee stock options, offset by $22,000 paid for capital lease obligations.

     In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30 day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan`s floating interest expense the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five year term.

     The  Company   believes  it  has  sufficient  cash,  cash  equivalents  and investments for the next twelve months of operations.

     The Company believes its operations have not been and, in the foreseeable future, will not be materially adversely affected by inflation or changing prices.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB, under the sections "Management Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere relate to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, including, but not limited to: uncertainty as to the Company`s future profitability and the Company`s ability to develop and implement operational and financial systems to manage rapidly growing operations, competition in the Company`s existing and potential future lines of business, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in
assumptions  or  changes  in  other  factors   affecting  such  forward  looking
statements.

ITEM 7.  FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.

CONTENTS


ITEM 7 FINANCIAL STATEMENTS

   Independent auditors` report                                                                    F-2

   Balance sheet as of December 31, 2002                                                           F-3

   Statements of operations for the years ended December 31, 2001 and 2002                         F-4

   Statements of changes in stockholders` equity for the years ended December 31, 2001 and 2002    F-5

   Statements of cash flows for the years ended December 31, 2001 and 2002                         F-6

   Notes to financial statement                                                                    F-7


INDEPENDENT AUDITORS` REPORT

Board of Directors and Stockholders
I.D. Systems, Inc.
Hackensack, New Jersey


We have audited the accompanying balance sheet of I.D. Systems, Inc. as of December 31, 2002 and the related statements of operations, changes in stockholders` equity and cash flows for the years ended December 31, 2001 and 2002. These financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of I.D. Systems, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America.



Eisner LLP (formerly Richard A. Eisner & Company, LLP)

New York, New York
January 30, 2003

I.D. SYSTEMS, INC.


BALANCE SHEET
DECEMBER 31, 2002

ASSETS
Current assets:
   Cash and cash equivalents                                                                                   $     3,758,000
   Investments                                                                                                       3,031,000
   Accounts receivable                                                                                               1,114,000
   Inventory                                                                                                         1,471,000
   Investment in sales type leases                                                                                     159,000
   Interest receivable                                                                                                  73,000
   Officer loan                                                                                                         10,000
   Prepaid expenses and other current assets                                                                           147,000
                                                                                                               ---------------

      Total current assets                                                                                           9,763,000

Investments                                                                                                            968,000
Fixed assets, net                                                                                                      679,000
Investment in sales type leases                                                                                        522,000
Installment receivable - noncurrent portion                                                                            867,000
Officer loan                                                                                                            41,000
Other assets                                                                                                           107,000
                                                                                                               ---------------

                                                                                                               $    12,947,000
                                                                                                               ===============
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                                                       $     1,205,000
   Line of credit                                                                                                      137,000
   Deferred revenue                                                                                                     26,000
   Other current liabilities                                                                                           100,000
                                                                                                               ---------------

      Total current liabilities                                                                                      1,468,000

Deferred rent                                                                                                           66,000
                                                                                                               ---------------

                                                                                                                     1,534,000
                                                                                                               ---------------
Commitments and other matters (Note I)

STOCKHOLDERS` EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued
Common stock; authorized 15,000,000 shares, $.01 par value; issued and outstanding
   6,799,000 shares                                                                                                     68,000
Additional paid-in capital                                                                                          22,042,000
Treasury stock; 40,000 shares at cost                                                                                 (113,000)
Accumulated deficit                                                                                                (10,584,000)
                                                                                                               ---------------

                                                                                                                    11,413,000
                                                                                                               ---------------

                                                                                                               $    12,947,000
                                                                                                               ===============

See notes to financial statements                                        F-3

I.D. SYSTEMS, INC.

STATEMENTS OF OPERATIONS

                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                                -------------------------------
                                                                                                      2001             2002
                                                                                                -------------     -------------
Revenue                                                                                         $     923,000     $   5,544,000
Cost of revenue                                                                                       548,000         2,430,000
                                                                                                -------------     -------------

Gross profit                                                                                          375,000         3,114,000
                                                                                                -------------     -------------

Operating expenses:
   Selling, general and administrative expenses                                                     3,552,000         3,835,000
   Research and development expenses                                                                1,038,000           938,000
                                                                                                -------------     -------------

                                                                                                    4,590,000         4,773,000
                                                                                                -------------     -------------

Loss from operations                                                                               (4,215,000)       (1,659,000)
Interest income                                                                                       310,000           279,000
Interest expense                                                                                       (3,000)           (4,000)
                                                                                                -------------     -------------

NET LOSS                                                                                        $  (3,908,000)    $  (1,384,000)
                                                                                                =============     =============

NET LOSS PER SHARE - BASIC AND DILUTED                                                               $(.67)           $(.21)
                                                                                                     =====            =====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED LOSS PER SHARE                                                                 5,840,000         6,711,000
                                                                                                =============     =============


 See notes to financial statements                                        F-4

I.D. SYSTEMS, INC.


STATEMENTS OF CHANGES IN STOCKHOLDERS` EQUITY

                                             COMMON STOCK
                                        --------------------       ADDITIONAL
                                        NUMBER OF                   PAID-IN      ACCUMULATED      TREASURY      STOCKHOLDERS`
                                         SHARES       AMOUNT        CAPITAL        DEFICIT          STOCK           EQUITY
                                         ------       ------        -------        -------          -----           ------

BALANCE - JANUARY 1, 2001               5,721,000       57,000      15,558,000    (5,292,000)                      10,323,000
Shares issued pursuant to exercise
   of stock options                       145,000        2,000         181,000                                        183,000
Shares received as consideration
   for exercise of stock options                                                                $   (113,000)        (113,000)
Net loss for the year ended
   December 31, 2001                                                              (3,908,000)                      (3,908,000)
                                       ----------   ----------   -------------  ------------    ------------   --------------

BALANCE - DECEMBER 31, 2001             5,866,000       59,000      15,739,000    (9,200,000)       (113,000)       6,485,000
Shares issued pursuant to exercise
   of stock options                       112,000        1,000         168,000                                        169,000
Shares issued pursuant to
   private placement                      821,000        8,000       6,135,000                                      6,143,000
Net loss for the year ended
   December 31, 2002                                                              (1,384,000)                      (1,384,000)
                                       ----------   ----------   -------------  ------------    ------------   --------------

BALANCE - DECEMBER 31, 2002             6,799,000    $  68,000   $  22,042,000   (10,584,000)   $   (113,000)   $  11,413,000
                                       ==========    =========   =============  ============    ============    =============



See notes to financial statements                                          F-5

I.D. SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                              --------------------------------
                                                                                                   2001              2002
                                                                                              ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                   $    (3,908,000) $    (1,384,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                   163,000          201,000
      Deferred rent expense                                                                            23,000           24,000
      Deferred revenue                                                                                                  26,000
      Changes in:
        Accounts receivable                                                                            63,000         (880,000)
        Unbilled receivables                                                                          349,000
        Inventory                                                                                     (96,000)        (627,000)
        Income tax receivable                                                                         111,000
        Prepaid expenses and other assets                                                              43,000          (26,000)
        Investment in sales type leases                                                                               (681,000)
        Installment receivable - noncurrent portion                                                                   (867,000)
        Accounts payable and accrued expenses                                                        (125,000)         631,000
        Taxes payable                                                                                  (8,000)
        Other liabilities                                                                             200,000         (100,000)
                                                                                              ---------------  ---------------

              Net cash used in operating activities                                                (3,185,000)      (3,683,000)
                                                                                              ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                                           (71,000)        (340,000)
   Purchases of investments                                                                        (9,242,000)      (4,603,000)
   Maturities and sales of investments                                                             12,000,000        3,600,000
   Increase in interest receivable                                                                                     (73,000)
   Amortization of (discount) premium on investments                                                 (209,000)          43,000
   Officer loan, net of repayment                                                                                      (51,000)
                                                                                              ---------------  ---------------

              Net cash provided by (used in) investing activities                                   2,478,000       (1,424,000)
                                                                                              ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of lease obligations                                                                       (22,000)         (10,000)
   Proceeds from exercise of stock options                                                             70,000          169,000
   Proceeds from line of credit                                                                                        137,000
   Net proceeds from private placement                                                                               6,143,000
                                                                                              ---------------  ---------------

              Net cash provided by financing activities                                                48,000        6,439,000
                                                                                              ---------------  ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                 (659,000)       1,332,000
Cash and cash equivalents - January 1                                                               3,085,000        2,426,000
                                                                                              ---------------  ---------------

CASH AND CASH EQUIVALENTS - DECEMBER 31                                                       $     2,426,000  $     3,758,000
                                                                                              ===============  ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                                                $         3,000  $         4,000

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING INFORMATION:
   Treasury shares received as consideration for exercise of stock options                    $       113,000



See notes to financial statements                                          F-6

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE A - THE COMPANY

I.D.  Systems,  Inc. (the  "Company") is a provider of wireless  solutions.  The
Company designs, develops and produces innovative wireless monitoring and tracking products that utilize its patented radio-frequency-based system and Internet-based data management systems. The Company`s products are designed to enable users to improve operating efficiencies and reduce costs. The Company was incorporated in Delaware in 1993 and commenced operations in January 1994.


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

[3]    INVENTORY:

       Inventory, which consists of components for the Company`s products and finished goods to be shipped to customers under existing orders, is stated at cost using the first-in first-out method.

[4]    FIXED ASSETS AND DEPRECIATION:

       Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Equipment under capital leases are amortized using the straight-line method over the terms of the respective leases, or their estimated useful lives, whichever is shorter.

[5]    LONG-LIVED ASSETS:

       The Company evaluates its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"), pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

[6]    RESEARCH AND DEVELOPMENT:

       Research and development costs are charged to expense as incurred.

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[7]    PATENT COSTS:

       Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[8]    REVENUE RECOGNITION:

       The Company`s revenues are derived from contracts with multiple element arrangements, which include the Company`s system, training and technical support. Revenues are recognized as each element is earned based on the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company`s system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title passes to the customer, which usually is upon delivery of the system, provided all other revenue recognition criteria are met. Training and technical support revenue are generally recognized at time of performance.

       The Company also enters into post-contract maintenance and support agreements. Revenue is recognized over the service period and the cost of providing these services is expensed as incurred.

       During 2002 the Company began deriving revenues under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases pursuant to Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Accordingly, the system sale is recognized upon delivery of the system, provided all other revenue recognition criteria are met. Upon the recognition of revenue, an asset is established for the "investment in sales-type leases". Maintenance revenue and interest income are recognized monthly over the lease term. The Company recognized $784,000 of system sales during the year ended December 31, 2002 pursuant to such arrangements. These arrangements provide for sixty equal monthly payments and interest has been imputed at 6%.

       The Company recognized $1,536,000 of system sales in 2002 in connection with an installment sale. The arrangement provided for a $470,000 upfront payment and equal monthly payments of approximately $26,000 through November 2007, which include principal, imputed interest at approximately 7% and approximately $5,000 of maintenance, which is recognized as revenue monthly. $589,000 of the system sales is classified as accounts receivable and $867,000 is classified as "installment receivable - noncurrent portion" at December 31, 2002 in the accompanying financial statements.

[9]    BENEFIT PLAN:

       The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. The Company did not make any contributions to the plan during the years ended December 31, 2001 and 2002.

[10]   RENT EXPENSE:

       Expense related to the Company`s facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amount paid is recorded as deferred rent and is amortized over the lease term.

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[11]   STOCK-BASED COMPENSATION:

       The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation
       - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                      2001               2002
                                                                                --------------     --------------
       Reported net loss                                                        $   (3,908,000)    $   (1,384,000)
       Stock-based employee compensation expense included in
          reported net loss, net of related tax effects                                      0                  0
       Stock-based employee compensation determined under the
          fair value based method, net of related tax effects                         (596,000)          (925,000)
                                                                                --------------     --------------

       Pro forma net loss                                                       $   (4,504,000)    $   (2,309,000)
                                                                                ==============     ==============

       Loss per share (basic and diluted):
          As reported                                                                $(0.67)           $(0.21)
                                                                                     ======            ======
          Pro forma                                                                  $(0.77)           $(0.34)
                                                                                     ======            ======

       The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                      2001          2002
                                                   ---------     ---------
         Volatility                                   93%              65%
         Expected life of options                  5 years        5 YEARS
         Risk free interest rate                       5%               4%
         Dividend yield                                0%               0%

       The weighted average fair value of options granted during the years ended December 31, 2001 and 2002 was $3.40 and $3.52, respectively.

[12]   INCOME TAXES:

       The Company uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized.
                                                                           F-9

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[13]   NET INCOME (LOSS) PER SHARE:

       The Company calculates net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the statements of operations. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income
       (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. For the years ended December 31, 2001 and 2002 the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options and warrants would have been anti-dilutive (see Note G).

[14]   FINANCIAL INSTRUMENTS:

       The carrying amounts of cash equivalents, investments and other liabilities approximate their fair values due to the short period to maturity of these instruments. The carrying amount of investment in sales-type leases and "installment receivable - noncurrent portion" approximate their fair values due to the market rate of interest charged to customers.


NOTE C - INVESTMENTS

The Company`s investments at December 31, 2002 consist principally of corporate bonds and are classified as held to maturity. Accordingly, investments are carried at amortized cost.


NOTE D - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and at December 31, 2002, are summarized as follows:

       Equipment                                                 $    418,000
       Computer software                                              138,000
       Computer hardware                                              189,000
       Furniture and fixtures                                         250,000
       Leasehold improvements                                         275,000
                                                                 ------------

                                                                    1,270,000
       Accumulated depreciation and amortization                      591,000
                                                                 ------------

                                                                 $    679,000
                                                                 ============

During 2002 various capital leases expired and the Company purchased the related equipment for nominal consideration. The original cost of the equipment was $51,000.

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002


NOTE E - OFFICER LOAN

In June 2002, the Company loaned $56,000 to an officer. The loan is payable together with interest of 4% in semi-monthly installments of $500 through August 2007. At December 31, 2002, $51,000 is due to the Company, $10,000 of which is due in 2003. The loan is fully payable upon demand and is due if the employee is terminated from the Company for any reason. This loan was made prior to the release of the Sarbanes-Oxley Act of 2002. The Company is prohibited from making any loans to officers in the future.


NOTE F - LINE OF CREDIT

During 2002, the Company secured a working capital line of credit, with maximum borrowings of $500,000. Interest at the 30 day LIBOR Market Index Rate (1.4% at December 31, 2002) plus 1.75% is payable monthly. At December 31, 2002, the Company owed $137,000 under this line of credit. Outstanding principal amounts are payable by May 1, 2003.


NOTE G - STOCKHOLDERS` EQUITY

[1]    COMMON STOCK:

       In June 1999, the Company sold 2,300,000 shares of its common stock in an initial public offering. In connection therewith, the Company received net proceeds of $13,921,000.

       In January 2002, the Company sold 821,000 shares of its common stock in a private placement. In connection therewith, the Company received net proceeds of $6,143,000.

[2]    PREFERRED STOCK:

       The Company has 5,000,000 shares of $.01 par value preferred stock authorized. The Company`s Board of Directors has the authority to issue shares of preferred stock and to determine the price and terms of those shares.

[3]    STOCK OPTIONS:

       The Company has adopted the 1995 Stock Option Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company has also adopted the 1999 Stock Option Plan and the 1999 Director Option Plan, pursuant to which the Company may grant options to purchase up to 1,813,000 (which was increased during 2001 from 813,000) and 300,000 shares of common stock, respectively. The Plans are administered by the Board of Directors, which has the authority to determine the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the rate at which options may be exercised.

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002


NOTE G - STOCKHOLDERS` EQUITY (CONTINUED)

[3]    STOCK OPTIONS:  (CONTINUED)

       A summary of the status of the Company`s stock option plans as of December 31, 2001 and 2002 and changes during the years ended on those dates, is presented below:

                                                                  2001                               2002
                                                   -------------------------------     -------------------------------
                                                                       WEIGHTED                            WEIGHTED
                                                                        AVERAGE                            AVERAGE
                                                      SHARES        EXERCISE PRICE        SHARES        EXERCISE PRICE
                                                   ------------     --------------     ------------     --------------
         Outstanding at beginning of year             1,975,000         $2.76             2,222,000         $3.32
         Granted                                        664,000          4.64               122,000          6.05
         Exercised                                     (145,000)         1.26              (112,000)         1.51
         Forfeited                                     (272,000)         3.59               (32,000)         5.66
                                                   ------------                        ------------

         Outstanding at end of year                   2,222,000          3.32             2,200,000          3.53
                                                   ============                        ============

         Exercisable at end of year                     970,000          1.80             1,240,000          2.47
                                                   ============                        ============

       As of December 31, 2002 there were 900,000 options available for grant under the Company`s stock option plans.

       The following table summarizes information about stock options at December 31, 2002:

                                               OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                ---------------------------------------------------  ----------------------------------
                                                      WEIGHTED
                                                       AVERAGE         WEIGHTED                             WEIGHTED
                                                      REMAINING         AVERAGE                              AVERAGE
               EXERCISE              NUMBER          CONTRACTUAL       EXERCISE            NUMBER           EXERCISE
                PRICES            OUTSTANDING           LIFE             PRICE           OUTSTANDING          PRICE
           ---------------     ---------------     ---------------  ---------------  ----------------  ----------------
           $0.80                       213,000          3 years         $0.80                 213,000         $0.80
            1.20                       708,000          5 years          1.20                 637,000          1.20
            2.31 -  3.81               362,000          8 years          2.95                  89,000          3.09
            4.07 -  6.70               603,000          8 years          5.36                 176,000          5.04
            7.38 - 10.25               314,000          7 years          7.75                 125,000          7.67
                               ---------------                                       ----------------

                                     2,200,000          6 years          3.53               1,240,000          2.47
                               ===============                                       ================

[4]    WARRANTS:

       In connection with the Company`s initial public offering in June 1999, warrants to purchase 200,000 shares of common stock were issued to the underwriter for nominal consideration. The warrants are exercisable for a period of four years, commencing in June 2000, at a price of $11.55 per share.

       In connection with the Company`s private placement in January 2002, warrants to purchase 107,125 shares of common stock were issued to the placement agent and a finder. The warrants are exercisable for a period of five years, commencing in January 2002 at a price of $9.58 per share.

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002


NOTE H - INCOME TAXES

The Company has a deferred tax asset of approximately $4,171,000 at December 31, 2002. The Company has a net operating loss carryforward of approximately $10,481,000 for federal income tax purposes, substantially all of which expires from 2020 through 2022 and, certain state and local net operating loss carryforwards. There were no significant timing differences between financial and tax reporting. $741,000 of the net operating loss carryforwards relates to stock options for which there were no compensation charges for financial reporting. Accordingly, any future benefit would be credited to additional paid-in capital. Future stock issuances may subject the Company to annual limitations on the utilization of its net operating loss carryforward. The Company has provided a valuation allowance, which increased during 2001 and 2002 by $1,481,000 and $838,000, respectively, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                -------------------------------
                                                                                      2001             2002
                                                                                --------------     ------------
       Income tax benefit at the federal statutory rate                         $   (1,329,000)    $   (471,000)
       State and local income taxes, net of effect on federal taxes                   (193,000)         (69,000)
       Increase in valuation allowance                                               1,481,000          838,000
       Stock options                                                                                   (292,000)
       Other                                                                            41,000           (6,000)
                                                                                --------------     ------------

                                                                                $            0     $          0
                                                                                ==============     ============


NOTE I - COMMITMENTS AND OTHER MATTERS

[1]    OPERATING LEASES:

       The Company is obligated under operating leases for its facility, which it occupied in March 2000. The Company`s operating leases provide for minimum annual rental payments as follows:

                 YEAR ENDING
                DECEMBER 31,
               ---------------
                 2003                 $     373,000
                 2004                       373,000
                 2005                       410,000
                 2006                       410,000
                 2007                       410,000
                 Thereafter               1,025,000
                                      -------------

                                      $   3,001,000
                                      =============

       The office lease, which expires in 2010, also provides for escalations relating to increases in real estate taxes and certain operating expenses. Expenses relating to operating leases aggregated approximately $580,000 and $499,000 for the years ended December 31, 2001 and 2002, respectively.

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002


NOTE I - COMMITMENTS AND OTHER MATTERS  (CONTINUED)

[2]    CONCENTRATION OF CUSTOMERS:

       One customer accounted for 15% of the Company`s revenue and sales to a vendor of components from inventory accounted for 11% of the Company`s revenue during the year ended December 31, 2001. One customer accounted for 59% of the Company`s accounts receivable at December 31, 2001.

       Four customers accounted for 28%, 20%, 13% and 12%, respectively, of the Company`s revenue during the year ended December 31, 2002. One of these customers accounted for 44% of the Company`s accounts receivable as of December 31, 2002.

[3]    OTHER LIABILITIES:

       In December 2001, the Company settled a claim in connection with a contract and recorded a charge of $250,000, which is included in general and administrative expenses in the accompanying financial statements. Pursuant to the terms of the settlement agreement, the Company paid $50,000 in December 2001 and is obligated to pay $50,000 every six months from June 2002 through December 2003. Accordingly, $100,000 is reflected as other current liabilities in the accompanying financial statements.

[4]    OTHER:

       In September 2002, the Company was notified by a non-core supplier that they had been undercharging the Company and they requested reimbursement in the amount of approximately $386,000. The matter was settled for $250,000, which was paid by the Company in December 2002.


NOTE J - SUBSEQUENT EVENT:

In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30 day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan`s floating interest expense the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five year term.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this Item is incorporated herein by reference to the Company`s definitive Proxy Statement to be filed for its 2003 Annual Meeting of Stockholders.

ITEM 10.  EXECUTIVE  COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company`s definitive Proxy Statement to be filed for its 2003 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company`s definitive Proxy Statement to be filed for its 2003 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company`s definitive Proxy Statement to be filed for its 2003 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      A)  EXHIBITS

     The following exhibits are filed herewith or are incorporated herein by reference, as indicated.


     Number           Description


     3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company`s Form SB-2 filed with the Commission on June 30, 1999).

     3.2 Amended and Restated By-Laws of the Company (incorporated herein by Reference to the Company`s Form SB-2 filed with the Commission on June 30, 1999).

     4.1 Specimen Certificate of the Company`s Common Stock (incorporated herein by reference to the Company`s Form SB-2 filed with the Commission on June 30, 1999).

     4.2 Form of Underwriter`s Warrant Agreement, including Form of Warrant Certificate (incorporated herein by reference to the Company`s Form SB-2 filed with the Commission on June 30, 1999).

     10.1      Agreement  between the  Registrant  and the United  States Postal
               Service: Offer and Award Standard dated August 22, 1997, as modified on May 12, 1998, September 8, 1998, and March 5, 1999 (incorporated herein by reference to the Company`s Form SB-2 filed with the Commission on June 30, 1999).

     10.2 Federal Supply Service Information Technology schedule Award effective April 16, 1999 through April 15, 2004 (incorporated herein by reference to the Company`s Form SB-2 filed with the Commission on June 30, 1999).

     10.3      Form  of  Employment   Agreement  between  the  Company  and  its
               executive officers (incorporated herein by reference to the Company`s Form SB-2 filed with the Commission on June 30, 1999).

     10.4 1995 Non-Qualified Stock Option Plan (incorporated herein by reference to the Company`s Form SB-2 filed with the Commission on June 30, 1999).

     10.5 1999 Stock Option Plan (incorporated herein by reference to the Company`s Form SB-2 filed with the Commission on June 30, 1999).

     10.6      Form  of  Indemnification   Agreement   (incorporated  herein  by
               reference to the Company`s Form SB-2 filed with the Commission on June 30, 1999).

     10.7 1999 Director Option Plan (incorporated herein by reference to the Company`s Form SB-2 filed with the Commission on June 30,
               1999).

     10.8 Office Lease dated November 4, 1999 between the Company and Venture Hackensack Holding, Inc.(incorporated herein by reference to the Company`s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed with the Commission on March 29,
               2000)

     23.1      Consent of Eisner LLP (formerly Richard A. Eisner & Company, LLP)

     99 Written Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

     B)  REPORTS ON FORM 8-K

         None.

ITEM 14. CONTROLS AND PROCEDURES

     a.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company`s management, including the Company`s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company`s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     b.   CHANGES IN INTERNAL CONTROLS:

     There were no changes in the Company`s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company`s most recent evaluation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 24, 2003


                                  I.D. SYSTEMS, INC.


                                  By:     /s/ Jeffrey M. Jagid
                                         -------------------------------
                                         Jeffrey M. Jagid
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                                  By:     /s/ Ned Mavrommatis
                                         -------------------------------
                                         Ned Mavrommatis
                                         Chief Financial Officer
                                         (Principal Financial Officer)

     Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-KSB is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                      TITLE                                   DATE

      /s/ Jeffrey M. Jagid                         Chief Executive Officer                     March 24, 2003
     -------------------------------------
     Jeffrey M. Jagid                              and Director

      /s/ Kenneth S. Ehrman                        Chief Operating Officer                     March 24, 2003
     ----------------------------------
     Kenneth S. Ehrman                             and Director

      /s/ Beatrice Yormark                         Director                                    March 24, 2003
     -----------------------------------
     Beatrice Yormark

      /s/ Martin G. Rosansky                       Director                                    March 24, 2003
     -----------------------------------
     Martin G. Rosansky

     /s/ Lawrence Burstein                         Director                                    March 24, 2003
     -----------------------------------
     Lawrence Burstein

      /s/ Michael Monaco                           Director                                    March 24, 2003
     ----------------------------------
     Michael Monaco

                                 CERTIFICATIONS

I, Jeffrey M. Jagid, as Chief Executive Officer (Principal Executive Officer), certify that:

1. I have reviewed this annual report on Form 10-KSB of I.D. Systems;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  Presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and

6. The registrant`s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003                 /s/ Jeffrey M. Jagid
      --------------                 --------------------------------------
                                     Name: Jeffrey M. Jagid
                                     Title:  Chief Executive Officer
                                             (Principal Executive Officer)

                                 CERTIFICATIONS

I, Ned Mavrommatis, as Chief Financial Officer (Principal Financial Officer), certify that:

1. I have reviewed this annual report on Form 10-KSB of I.D. Systems;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  Presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and

6. The registrant`s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003            /s/ Ned Mavrommatis
      ----------------          --------------------------------------------
                                Name: Ned Mavrommatis
                                Title:  Chief Financial Officer
                                       (Principal Financial Officer)