Form 10QSB
period 2003-03-31
ID SYSTEMS INC
filed 2003-05-15
CIK 49615

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003
                                --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File Number:  1-15087

                               I.D. SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                  22-3270799
                --------                                  ----------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

               ONE UNIVERSITY PLAZA, HACKENSACK, NEW JERSEY 07601
               (Address of principal executive offices) (Zip Code)

                                 (201) 996-9000
                           (Issuer's telephone number)


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of the close of business on May 1, 2003 was 6,860,693.

                                      INDEX

                               I.D. SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.                                 Page
                                                                         ----

    Condensed Balance Sheets as of December 31, 2002
         and March 31, 2003 (unaudited)                                    1

    Condensed Statements of Operations (unaudited)  -
       for the three months ended March 31, 2002 and 2003                  2

    Condensed Statements of Cash Flows (unaudited) -
       for the three months ended March 31, 2002 and 2003                  3

    Notes to Condensed Financial Statements                                4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS  OF OPERATIONS               6

ITEM 3. CONTROLS AND PROCEDURES                                            8

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  9

SIGNATURES                                                                10

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                                I.D. SYSTEMS, INC.
                                             CONDENSED BALANCE SHEETS

                                                          DECEMBER 31, 2002    MARCH 31, 2003
                                                                                 (UNAUDITED)
                                                        ----------------    --------------------
ASSETS
         Cash and cash equivalents                        $   3,758,000     $         2,919,000
         Investments                                          3,031,000               3,592,000
         Accounts receivable, net                             1,114,000               1,260,000
         Inventory                                            1,471,000               1,073,000
         Investment in sales type leases                        159,000                 263,000
         Interest receivable                                     73,000                  97,000
         Officer loan                                            10,000                  10,000
         Prepaid expenses and other current assets              147,000                  70,000
                                                        ----------------    --------------------
                  Total current assets                        9,763,000               9,284,000
Investments                                                     968,000                 960,000
Fixed assets, net                                               679,000                 683,000
Investment in sales type leases                                 522,000                 918,000
Installment receivable - non-current portion                    867,000                 818,000
Officer loan                                                     41,000                  39,000
Deferred contract costs                                              --                  63,000
Other assets                                                    107,000                 107,000
                                                        ----------------    --------------------

                                                         $   12,947,000     $        12,872,000
                                                        ===============     ===================
LIABILITIES
         Accounts payable and accrued expenses           $    1,205,000           $     516,000
         Long term debt - current portion                            --                 182,000
         Line of credit                                         137,000                 137,000
         Deferred revenue                                        26,000                  26,000
         Other current liabilities                              100,000                 100,000
                                                        ----------------    --------------------
                  Total current liabilities                   1,468,000                 961,000
Long term debt                                                       --                 789,000
Deferred rent                                                    66,000                  71,000
                                                        ----------------    --------------------

                                                              1,534,000               1,821,000
                                                        ----------------    --------------------

STOCKHOLDERS' EQUITY

Preferred stock; authorized 5,000,000 shares, $.01
par value;  none issued Common  stock;  authorized
15,000,000  shares,  $.01 par  value;  issued  and
outstanding 6,799,000 shares and 6,811,000 shares                 68,000                  68,000
Additional paid-in capital                                    22,042,000              22,065,000
Treasury stock; 40,000 shares at cost                          (113,000)                (113,000)
Accumulated deficit                                         (10,584,000)             (10,969,000)
                                                         ----------------   ---------------------

                                                              11,413,000              11,051,000
                                                         ----------------   ---------------------

                                                         $    12,947,000     $        12,872,000
                                                         ================   =====================


                             See accompanying notes

                I.D. SYSTEMS, INC.
        CONDENSED STATEMENTS OF OPERATIONS
                    (Unaudited)



                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                 2002             2003
                                                -------------- ---------------

Revenues                                            $ 831,000     $ 1,609,000
Cost of Revenues                                      375,000         755,000
                                                -------------- ---------------

Gross Profit                                          456,000         854,000
Selling, general and administrative expenses          883,000       1,083,000
Research and development expenses                     280,000         232,000
                                                -------------- ---------------

Loss from operations                                (707,000)        (461,000)
Interest income                                        51,000          86,000
Interest expense                                      (1,000)         (10,000)
                                                -------------- ---------------

NET LOSS                                          $ (657,000)     $ (385,000)
                                                ============== ===============



NET LOSS PER SHARE - BASIC AND DILUTED            $    (0.10)      $   (0.06)
                                                ============== ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-
BASIC AND DILUTED LOSS PER SHARE                    6,444,000       6,804,000
                                                ============== ===============


                             See accompanying notes

                I.D. SYSTEMS, INC.
        CONDENSED STATEMENTS OF CASH FLOWS
                    (Unaudited)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        2002               2003
                                                     ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $ (657,000)      $ (385,000)
Adjustments to reconcile net loss
  to cash used in operating activities:
  Depreciation and amortization                              44,000           13,000
  Deferred rent expense                                       6,000            5,000
  Bad debt expense                                               --            2,000
  Deferred contract costs                                        --         (63,000)
  Changes in:
    Accounts receivable                                   (552,000)        (148,000)
    Inventory                                             (314,000)          398,000
    Prepaid expenses and other assets                         8,000           77,000
    Investment in sale type leases                               --        (500,000)
    Installment receivable - non-current portion                 --           49,000
    Accounts payable and accrued expenses                   274,000        (689,000)
                                                     ---------------   --------------

        Net cash used in operating activities           (1,191,000)      (1,241,000)
                                                     ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                 (74,000)         (17,000)
  Purchases of investments                              (3,081,000)      (1,165,000)
  Increase in interest receivable                          (44,000)         (24,000)
  Maturities of investments                               2,549,000          574,000
  Amortization of (discount) premium on investments         (6,000)           38,000
  Officer loan                                                   --            2,000
                                                     ---------------   --------------

    Net cash used in investing activities                  (656,000)        (592,000)
                                                     ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of lease obligations                              (3,000)               --
  Proceeds from term loan, net of repayment                      --          971,000
  Proceeds from exercise of stock options                   153,000           23,000
  Net proceeds from private placement                     6,145,000               --
                                                     ---------------   --------------

    Net cash provided by financing activities             6,295,000          994,000
                                                     ---------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH                  4,448,000        (839,000)
EQUIVALENTS
Cash and cash equivalents - beginning of period           2,426,000        3,758,000
                                                     ---------------   --------------

CASH AND CASH EQUIVALENTS - END OF                       $6,874,000       $2,919,000
PERIOD
                                                     ===============   ==============

                             See accompanying notes

                I.D. SYSTEMS, INC.

      Notes to Condensed Financial Statements
                  March 31, 2003


NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of March 31, 2003, the results of its operations for the three-month periods ended March 31, 2002 and 2003 and cash flows for the three-month periods ended March 31, 2002 and 2003. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2002 included in the Company's Annual Report.

NOTE  B - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month periods ended March 31, 2002 and 2003, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

NOTE C - REVENUE RECOGNITION

The Company's revenues are derived from contracts with multiple element arrangements, which include the Company's system, training and technical support. Revenues are recognized as each element is earned based on the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company's system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title passes to the customer, which usually is upon delivery of the system, provided all other revenue recognition criteria are met. Training and technical support revenues are generally recognized at time of performance.

The Company also enters into post-contract maintenance and support agreements. Revenue is recognized over the service period and the cost of providing these services is expensed as incurred.

The Company also derives revenues under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases pursuant to Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Accordingly, the system sale is recognized upon delivery of the system, provided all other revenue recognition criteria are met. Upon the recognition of revenue, an asset is established for the "investment in sales-type leases". Maintenance revenue and interest income are recognized monthly over the lease term. The Company recognized $552,000 of system sales during the quarter ended

March 31, 2003 pursuant to such arrangements. These arrangements provide for sixty equal monthly payments and interest has been imputed at approximately 6%.


The Company recognized $1,536,000 of system sales in 2002 in connection with an installment sale. The arrangement provided for a $470,000 upfront payment and equal monthly payments of approximately $26,000 through November 2007, which include principal, imputed interest at approximately 7% and approximately $5,000 of maintenance, which is recognized as revenue monthly. $188,000 of the system sales is classified as accounts receivable and $818,000 is classified as "installment receivable - noncurrent portion" at March 31, 2003 in the accompanying financial statements.

NOTE D - STOCK-BASED COMPENSATION

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

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                      2002               2003
                                                                                     ---------          -------
       Reported net loss                                                        $    (657,000)     $    (385,000)
       Stock-based employee compensation expense included in
                reported net loss, net of related tax effects                                0                  0
       Stock-based employee compensation determined under the
                fair value based method, net of related tax effects                  (137,000)          (140,000)
                                                                                --------------     --------------

       Pro forma net loss                                                       $    (794,000)     $    (525,000)
                                                                                ==============     ==============

       Loss per share (basic and diluted):
                As reported                                                            $(0.10)            $(0.06)
                                                                                ==============     ==============
                Pro forma                                                              $(0.12)            $(0.08)
                                                                                ==============     ==============



NOTE E - LONG TERM DEBT

In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30 day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan's floating interest expense, the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five year term. The loan is secured by all the assets of the Company.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  2002               2003
                                              ---------------    -----------

Revenues                                             100.0 %         100.0 %
Cost of Revenues                                      45.1            46.9
                                                 -----------      ----------

Gross Profit                                          54.9            53.1
Selling, general and administrative expenses         106.3            67.3
Research and development expenses                     33.7            14.4
                                              -------------       ----------

Loss from operations                                (85.1)          (28.6)
Net interest income                                   5.9             4.7
                                              -------------       ----------
NET LOSS                                            (79.2)          (23.9)
                                              =============       ==========

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES. Revenues were $1,609,000 in the three months ended March 31, 2003 compared to $831,000 in the three months ended March 31, 2002. The increase in revenues in the quarter ended March 31, 2003 is attributable to increased sales of the Company's Wireless Asset Net system for tracking and managing fleets of industrial equipment. The Company's customer base now includes Archer Daniels Midland, DaimlerChrysler, Deere & Co., Federal Aviation Administration, Ford Motor Company, Golub Corporation, Hallmark Cards, Target Corporation, Toyota Motor Company, the U.S. Navy and the U.S. Postal Service among others.

COST OF REVENUES. Cost of revenues were $755,000 in the three months ended March 31, 2003 compared to $375,000 in the three months ended March 31, 2002. As a percentage of revenues, cost of revenues were 46.9% in the three months ended March 31, 2003 as compared to 45.1% in the three months ended March 31, 2002. Gross profit was $854,000 in the three months ended March 31, 2003 compared to $456,000 in the three months ended March 31, 2002. As a percentage of revenues, gross profit decreased to 53.1% in the three months ended March 31, 2003 from 54.9% in the three months ended March 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,083,000 in the three months ended March 31, 2003 compared to $883,000 in the three months ended March 31, 2002. This increase was primarily attributable to an increase in sales and marketing, payroll expenses and an increase in insurance premiums for the Company's director and officer liability policy. As a percentage of revenues, selling, general and administrative expenses decreased to 67.3% in the three months ended March 31, 2003 from 106.3% in the three months ended March 31, 2002.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $232,000 in the three months ended March 31, 2003 compared to $280,000 in the three months ended March 31, 2002. This decrease was attributable to the completion of the Company's "universal system" of hardware and software for tracking and managing fleets of industrial vehicles. The Company's research and development efforts during the quarter ended March 31, 2003 were devoted primarily to product enhancements. As a percentage of revenues, research and development expenses decreased to 14.4% in the three months ended March 31, 2003 from 33.7% in the three months ended March 31, 2002.

NET INTEREST INCOME AND EXPENSE. Interest income was $86,000 in the three months ended March 31, 2003 as compared to $51,000 in the three months ended March 31, 2002. This increase is attributable to interest income earned in connection with sales type lease arrangements. The Company invests in investment grade commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $10,000 in the three months ended March 31, 2003 as compared to $1,000 in the three months ended March 31, 2002. This increase is attributable to the Company's working capital line of credit and its five-year term loan.

NET LOSS. Net loss was $385,000 in the three months ended March 31, 2003 as compared to net loss of $657,000 in the three-month period ended March 31, 2002. This was due primarily to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had $7,471,000 of cash, cash equivalents and investments and $8,323,000 of working capital as compared to $7,757,000 and $8,295,000, respectively, at December 31, 2002.

Net cash used in operating activities for the three months ended March 31, 2003 was $1,241,000 as compared to net cash used in operating activities of $1,191,000 for the three months ended March 31, 2002. Net cash used in operating activities in the three months ended March 31, 2003 was due to a net loss of $385,000, an increase in accounts receivable of $148,000, an increase in investment in sales type leases of $500,000 and a decrease in accounts payable and accrued expenses of $689,000, offset by a decrease in inventory of $398,000. Net cash used in operating activities in the three months ended March 31, 2002 was due to a net loss of $657,000, an increase in accounts receivable of $552,000 and an increase in inventory of $314,000, offset by a decrease in accounts payable and accrued expenses of $274,000.

Net cash used in investing activities for the three months ended March 31, 2003 was $592,000 as compared to net cash used in investing activities for the three months ended March 31, 2002 of $656,000. Net cash used in investing activities in the three months ended March 31, 2003 was primarily from purchases of investments of $1,165,000 partially offset by maturities of investments of $574,000. Net cash used in investing activities in the three months ended March 31, 2002 was for the purchases of investments of $3,081,000 and the purchases of fixed assets of $74,000, offset by maturities of investments of $2,549,000.

Net cash provided by financing activities for the three months ended March 31, 2003 was $994,000 as compared to net cash provided by financing activities of $6,295,000 for the three months ended March 31, 2002. Net cash provided by financing activities in the three months ended March 31, 2003 was from the proceeds, net of repayment of $971,000, received in connection with obtaining a five-year term loan. Net cash provided by financing activities in the three months ended March 31, 2002 was from the proceeds of $6,145,000 received in connection with the sale of 821,250 shares of common stock and $153,000 received from proceeds from exercise of stock options.

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

(b)  Changes in Internal Controls:

     There were no significant changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

          99 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      I.D. Systems, Inc.


Dated: May 10, 2003                   By:      /s/ Jeffrey M. Jagid
                                           -----------------------------------
                                            Jeffrey M. Jagid
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Dated: May 10, 2003                   By:      /s/ Ned Mavrommatis
                                           -----------------------------------
                                            Ned Mavrommatis
                                            Chief Financial Officer
                                            (Principal Financial Officer)

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



Date: May 10, 2003                   By:   /s/ Jeffrey Jagid
                                           -----------------------
                                           Jeffrey M. Jagid
                                           Chairman and Chief Executive Officer

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



Date: May 10, 2003                           By:      /s/ Ned Mavrommatis
                                                      -----------------------
                                                      Ned Mavrommatis
                                                      Chief Financial Officer