Form 10QSB
period 2003-06-30
ID SYSTEMS INC
filed 2003-08-14
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  JUNE 30, 2003
                                 -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------     --------------------

Commission File Number:  1-15087
                         -------

                               I.D. SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                              DELAWARE                                                22-3270799
                              --------                                                ----------
   (State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No)

               ONE UNIVERSITY PLAZA, HACKENSACK, NEW JERSEY 07601
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 996-9000
                                 --------------
                           (Issuer's telephone number)

     (Former name, former address and former fiscal year, if changed since last report)

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
      Yes             No
           ----          ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of the close of business on August 11, 2003 was 6,871,253.

Transitional Small Business Disclosure Format (check one):
     Yes              No   X
         -----            --

                                      INDEX

                               I.D. SYSTEMS, INC.

                                                                                                           PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.....................................................................1

       Condensed Balance Sheets as of December 31, 2002 and June 30, 2003 (unaudited).......................1

       Condensed Statements of Operations (unaudited) for the three months and six months ended
           June 30, 2002 and 2003...........................................................................2

       Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2002 and
           2003.............................................................................................3

       Notes to Condensed Financial Statements..............................................................4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS.............................................................6

ITEM 3.    CONTROLS AND PROCEDURES..........................................................................9

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................................................10

SIGNATURES.................................................................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                               I.D. SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                                          JUNE 30, 2003
                                                                                December 31, 2002          (UNAUDITED)
                                                                               -------------------      ------------------
ASSETS
     Cash and cash equivalents                                                    $     3,758,000         $     3,264,000
     Investments                                                                        3,031,000               2,991,000
     Accounts receivable, net                                                           1,114,000               1,833,000
     Unbilled receivables                                                                      --                 449,000
     Inventory                                                                          1,471,000                 911,000
     Investment in sales type leases                                                      159,000                  34,000
     Interest receivable                                                                   73,000                 104,000
     Officer loan                                                                          10,000                  10,000
     Prepaid expenses and other current assets                                            147,000                 206,000
                                                                                  ---------------         ---------------
         Total current assets                                                           9,763,000               9,802,000
Investments                                                                               968,000               2,072,000
Fixed assets, net                                                                         679,000                 656,000
Investment in sales type leases                                                           522,000                  77,000
Installment receivable - non-current portion                                              867,000                 785,000
Officer loan                                                                               41,000                  36,000
Deferred contract costs                                                                        --                 121,000
Other assets                                                                              107,000                 108,000
                                                                                  ---------------         ---------------

                                                                                  $    12,947,000         $    13,657,000
                                                                                  ===============         ===============
LIABILITIES
     Accounts payable and accrued expenses                                        $     1,205,000         $     1,265,000
     Long term debt - current portion                                                          --                 199,000
     Line of credit                                                                       137,000                 137,000
     Deferred revenue                                                                      26,000                  46,000
     Other current liabilities                                                            100,000                  50,000
                                                                                  ---------------         ---------------
         Total current liabilities                                                      1,468,000               1,697,000
Long term debt                                                                                 --                 727,000
Deferred revenue                                                                               --                 156,000
Deferred rent                                                                              66,000                  77,000
                                                                                  ---------------         ---------------

                                                                                        1,534,000               2,657,000
                                                                                  ---------------         ---------------
STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued
Common stock; authorized 15,000,000 shares, $.01 par value; issued and
outstanding 6,799,000 shares and 6,863,000 shares                                          68,000                  69,000
Additional paid-in capital                                                             22,042,000              22,226,000
Treasury stock; 40,000 shares at cost                                                    (113,000)               (113,000)
Accumulated deficit                                                                   (10,584,000)            (11,182,000)
                                                                                  ---------------         ---------------

                                                                                       11,413,000              11,000,000
                                                                                  ---------------         ---------------

                                                                                  $    12,947,000         $    13,657,000
                                                                                  ===============         ===============

See accompanying notes

                               I.D. SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   JUNE 30,                             JUNE 30,
                                                            2002              2003               2002              2003
                                                       --------------    --------------     --------------    --------------
Revenues                                               $    1,178,000    $    2,125,000     $    2,009,000    $    3,734,000
Cost of Revenues                                              593,000         1,076,000            968,000         1,831,000
                                                       --------------    --------------     --------------    --------------

Gross Profit                                                  585,000         1,049,000          1,041,000         1,903,000
Selling, general and administrative expenses                  814,000         1,105,000          1,697,000         2,188,000
Research and development expenses                             271,000           219,000            551,000           451,000
                                                       --------------    --------------     --------------    --------------

Loss from operations                                         (500,000)         (275,000)        (1,207,000)         (736,000)
Interest income                                                95,000            79,000            146,000           165,000
Interest expense                                                   --           (15,000)            (1,000)          (25,000)
                                                       --------------    --------------     --------------    --------------

NET LOSS                                               $     (405,000)   $     (211,000)    $   (1,062,000)   $     (596,000)
                                                       ==============    ==============     ==============    ==============


NET LOSS PER SHARE - BASIC AND DILUTED                 $       (0.06)    $       (0.03)     $       (0.16)    $       (0.09)
                                                       =============     =============      =============     =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC
AND DILUTED LOSS PER SHARE                                  6,797,000         6,833,000          6,622,000         6,819,000
                                                       ==============    ==============     ==============    ==============

See accompanying notes

                               I.D. SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                               2002                           2003
                                                                        -------------------           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $   (1,062,000)                $     (596,000)
Adjustments to reconcile net loss to cash used in operating
    activities:
     Depreciation and amortization                                                 91,000                         59,000
     Deferred rent expense                                                         12,000                         11,000
     Deferred revenue                                                                  --                        176,000
     Bad debt expense                                                                  --                          2,000
     Deferred contract costs                                                           --                       (121,000)
     Changes in:
         Accounts receivable                                                     (388,000)                      (721,000)
         Unbilled receivables                                                          --                       (449,000)
         Inventory                                                               (192,000)                       560,000
         Prepaid expenses and other assets                                       (154,000)                       (62,000)
         Investment in sales type leases                                         (290,000)                       570,000
         Installment receivable - non-current portion                                  --                         82,000
         Other liabilities                                                        (50,000)                       (50,000)
         Accounts payable and accrued expenses                                    198,000                         60,000
                                                                           --------------                 --------------

              Net cash used in operating activities                            (1,835,000)                      (479,000)
                                                                           --------------                 --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                    (127,000)                       (36,000)
     Purchase of investments                                                   (4,702,000)                    (2,582,000)
     Increase in interest receivable                                              (87,000)                       (31,000)
     Maturities of investments                                                  3,039,000                      1,424,000
     Amortization of (discount) premium on investments                            (34,000)                        94,000
     Collection of officer loan                                                        --                          5,000
                                                                           --------------                 --------------

         Net cash used in investing activities                                 (1,911,000)                    (1,126,000)
                                                                           --------------                 --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of lease obligations                                                  (6,000)                            --
     Proceeds from term loan, net of repayment                                         --                        926,000
     Proceeds from exercise of stock options                                      169,000                        185,000
     Net proceeds from private placement                                        6,143,000                             --
                                                                           --------------                 --------------

         Net cash provided by financing activities                              6,306,000                      1,111,000
                                                                           --------------                 --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            2,560,000                       (494,000)
Cash and cash equivalents - beginning of period                                 2,426,000                      3,758,000
                                                                           --------------                 --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $    4,986,000                 $    3,264,000
                                                                           ==============                 ==============


See accompanying notes

                               I.D. SYSTEMS, INC.

                     Notes to Condensed Financial Statements
                                  June 30, 2003

NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of June 30, 2003, the results of its operations for the three-month and six-month periods ended June 30, 2002 and 2003 and cash flows for the six-month periods ended June 30, 2002 and 2003. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2002 included in the Company's Annual Report to Stockholders.

NOTE  B - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per share is based on the weighted average number of common shares of outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month and six-month periods ended June 30, 2002 and 2003 the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

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

The Company also derives revenues under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases pursuant to Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Accordingly, the system sale is recognized upon delivery of the system, provided all other revenue recognition criteria are met. Upon the recognition of revenue, an asset is established for the "investment in sales-type leases". Maintenance revenue and interest income are recognized monthly over the lease term. The Company recognized $552,000 of system sales during the six months ended June 30, 2003 pursuant to such arrangements. These arrangements provide for sixty equal monthly payments and interest has been imputed at approximately 6%.

The Company recognized $1,536,000 of system sales in 2002 in connection with an installment sale. The arrangement provided for a $470,000 upfront payment and equal monthly payments of approximately $26,000 through November 2007, which include principal, imputed interest at approximately 7% and approximately $5,000 of maintenance, which is recognized as revenue monthly. $175,000 of the system sales is classified as accounts receivable and $785,000 is classified as "installment receivable - noncurrent portion" at June 30, 2003 in the accompanying financial statements.

NOTE D - ASSIGNMENT OF SALES TYPE LEASES

In June 2003 the Company received approximately $1,231,000 in connection with the assignment of certain sales type leases to a third party leasing company. Of the proceeds, $176,000 relates to maintenance revenue which will be earned over the remaining terms of the related maintenance arrangements and is included in deferred revenue as of June 30, 2003.

NOTE E - STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all awards.


                                                                    THREE MONTHS                    SIX MONTHS
                                                                   ENDED JUNE 30,                 ENDED JUNE 30,
                                                             -------------------------     ----------------------------
                                                                2002           2003            2002            2003
                                                             ----------     ----------     ------------    ------------
Reported net loss                                            $ (405,000)    $ (211,000)    $ (1,062,000)   $   (596,000)
Stock-based employee compensation determined under the
fair value based method, net of related tax effects            (242,000)      (209,000)        (470,000)       (443,000)
                                                             ----------     ----------     ------------    ------------

Pro forma net loss                                           $ (647,000)    $ (420,000)    $ (1,532,000)   $ (1,039,000)
                                                             ==========     ==========     ============    ============

Loss per share (basic and diluted):
     As reported                                             $    (0.06)    $    (0.03)    $      (0.16)   $      (0.09)
                                                             ==========     ==========     ============    ============
     Pro forma                                               $    (0.10)    $    (0.06)    $      (0.23)   $      (0.15)
                                                             ==========     ==========     ============    ============

NOTE F - LONG TERM DEBT

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

NOTE G- LINE OF CREDIT

In April 2003, the Company renewed a working capital line of credit, with maximum borrowings of $500,000. Interest at the 30 day LIBOR Market Index Rate plus 1.75% is payable monthly. At June 30, 2003, the Company owed $137,000 under this line of credit. Outstanding principal amounts are payable by May 1, 2004.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:


                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                             2002            2003           2002            2003
                                                        -------------  -------------    ------------   -------------
Revenues                                                     100.0%          100.0%          100.0%         100.0%
Cost of Revenues                                              50.3            50.6            48.2           49.0
                                                          --------        --------        --------       --------

Gross Profit                                                  49.7            49.4            51.8           51.0
Selling, general and administrative expenses                  69.1            52.0            84.5           58.6
Research and development expenses                             23.0            10.3            27.4           12.1
                                                          --------        --------        --------       --------

Loss from operations                                         (42.4)          (12.9)          (60.1)         (19.7)
Net interest income                                            8.0             3.0             7.2            3.7
                                                          --------        --------        --------       --------

NET LOSS                                                     (34.4)%          (9.9)%         (52.9)%        (16.0)%
                                                          --------        --------        --------       --------


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUES. Revenues were $2,125,000 in the three months ended June 30, 2003 compared to $1,178,000 in the three months ended June 30, 2002. The increase in revenues in the three-month period is attributable to increased sales of the Company's Wireless Asset Net system for tracking and managing fleets of industrial equipment. The Company's customers include Archer Daniels Midland, DaimlerChrysler, Deere & Co., Ford Motor Company, Hallmark Cards, Price Chopper Stores, Target

Corporation, Toyota Motor Company, Walgreens, the U.S. Department of Homeland Security, the U.S. Navy, and the U.S. Postal Service, among others.

COST OF REVENUES. Cost of revenues were $1,076,000 in the three months ended June 30, 2003 compared to $593,000 in the three months ended June 30, 2002. As a percentage of revenues, cost of revenues were 50.6% in the three months ended June 30, 2003 compared to 50.3% in the three months ended June 30, 2002. Gross profit was $1,049,000 in the three months ended June 30, 2003 compared to $585,000 in the three months ended June 30, 2002. As a percentage of revenues, gross profit decreased to 49.4% in the three months ended June 30, 2003 from 49.7% in the three months ended June 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,105,000 in the three months ended June 30, 2003 compared to $814,000 in the three months ended June 30, 2002. This increase was primarily attributable to increased payroll expenses associated with sales and marketing and an increase in insurance premiums for the Company's director and officer liability policy. As a percentage of revenues, selling, general and administrative expenses decreased to 52.0% in the three months ended June 30, 2003 from 69.1% in the three months ended June 30, 2002.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $219,000 in the three months ended June 30, 2003 compared to $271,000 in the three months ended June 30, 2002. This decrease was attributable to the completion of the Company's "universal system" of software and hardware for tracking and managing fleets of industrial vehicles. As a percentage of revenues, research and development expenses decreased to 10.3% in the three months ended June 30, 2003 from 23.0% in the three months ended June 30, 2002.

NET INTEREST INCOME AND EXPENSE.
Interest income was $79,000 in the three months ended June 30, 2003 compared to $95,000 in the three months ended June 30, 2002. This decrease was attributable to the reduction in interest rates. The Company invests in commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $15,000 in the three months ended June 30, 2003 compared to $0 in the three months ended June 30, 2002. This increase is attributable to the Company's working capital line of credit and its five year term loan.

NET LOSS. Net loss was $211,000 in the three months ended June 30, 2003 compared to net loss of $405,000 in the three-months ended June 30, 2002. This was due primarily to the reasons described above.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUES. Revenues were $3,734,000 in the six months ended June 30, 2003 compared to $2,009,000 in the six months ended June 30, 2002. The increase in revenues in the six-month period is attributable to increased sales of the Company's Wireless Asset Net system for tracking and managing fleets of industrial equipment.

COST OF REVENUES. Cost of revenues were $1,831,000 in the six months ended June 30, 2003 compared to $968,000 in the six months ended June 30, 2002. As a percentage of revenues, cost of revenues were 49.0% in the six months ended June 30, 2003 as compared to 48.2% in the six months ended June 30, 2002. Gross profit was $1,903,000 in the six months ended June 30, 2003 compared to $1,041,000 in the six months ended June 30, 2002. As a percentage of revenues, gross profit decreased to 51.0% in the six months ended June 30, 2003 from 51.8% in the six months ended June 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,188,000 in the six months ended June 30, 2003 compared to $1,697,000 in the six months ended June 30, 2002. This increase was primarily attributable to increased payroll expenses associated with sales and marketing and an increase in insurance premiums for the Company's director and officer liability policy. As a percentage of revenues, selling, general and administrative expenses decreased to 58.6% in the six months ended June 30, 2003 from 84.5% in the six months ended June 30, 2002.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $451,000 in the six months ended June 30, 2003 compared to $551,000 in the six months ended June 30, 2002. This decrease was attributable to the completion of the Company's "universal system" of software and hardware for tracking and managing fleets of industrial vehicles. As a percentage of revenues, research and development expenses decreased to 12.1% in the six months ended June 30, 2003 from 27.4% in the six months ended June 30, 2002.

NET INTEREST INCOME AND EXPENSE.
Interest income was $165,000 in the six months ended June 30, 2003 compared to $146,000 in the six months ended June 30, 2002. This increase was attributable to interest income earned in connection with sales type lease arrangements, partially offset by lower interest rates. The Company invests in commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $25,000 in the six months ended June 30, 2003 compared to $1,000 in the six months ended June 30, 2002. This increase is attributable to the Company's working capital line of credit and its five year term loan.

NET LOSS. Net loss was $596,000 in the six months ended June 30, 2003 compared to net loss of $1,062,000 in the six-months ended June 30, 2002. This was due primarily to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had $8,327,000 of cash, cash equivalents and investments and $8,105,000 of working capital as compared to $7,757,000 and $8,295,000, respectively, at December 31, 2002.

Net cash used in operating activities was $479,000 for the six months ended June 30, 2003 compared to net cash used in operating activities of $1,835,000 for the six months ended June 30, 2002. Net cash used in operating activities in the six months ended June 30, 2003 was primarily due to the net loss of $596,000, an increase in accounts receivable of $721,000, an increase in unbilled receivables of $449,000 and an increase in deferred contract costs of $121,000, partially offset by a decrease in inventory of $560,000, a decrease in investment in sales type leases of $570,000 resulting from the proceeds from the assignment of certain sales type leases to a third party and an increase in deferred revenue of $176,000. Net cash used in operating activities in the six months ended June 30, 2002 was primarily due to the net loss of $1,062,000, an increase in accounts receivable of $388,000, an increase in investments in sales type leases of $290,000 an increase in inventory of $192,000 and an increase in prepaid expenses and other assets of $154,000, partially offset by an increase in accounts payable of $198,000.

Net cash used in investing activities for the six months ended June 30, 2003 was $1,126,000 compared to net cash used in investing activities of $1,911,000 for the six months ended June 30,

2002. Net cash used in investing activities in the six months ended June 30, 2003 was primarily for the purchase of investments of $2,582,000, offset by maturities of investments of $1,424,000. Net cash used in investing activities in the six months ended June 30, 2002 was for the purchase of investments of $4,702,000 and the purchase of fixed assets of $127,000, offset by maturities of investments of $3,039,000.

Net cash provided by financing activities for the six months ended June 30, 2003 was $1,111,000 compared to net cash provided by financing activities of $6,306,000 in the six months ended June 30, 2002. Net cash provided by financing activities for the six months ended June 30, 2003 was from the proceeds, net of repayment of $926,000, received in connection with obtaining a five year term loan and $185,000 from proceeds received in connection with exercise of employee stock options. Net cash provided by financing activities in the six months ended June 30, 2002 was from the proceeds of $6,143,000 received in connection with the sale of 821,250 shares of common stock and $169,000 received in connection with exercise of employee stock options, offset by $6,000 paid for capital lease obligations.

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

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     31 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            I.D. Systems, Inc.


Dated: August 14, 2003                      By:   /s/ Jeffrey M. Jagid
                                                  -----------------------------
                                                  Jeffrey M. Jagid
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Dated: August 14, 2003                      By:   /s/ Ned Mavrommatis
                                                  -----------------------------
                                                  Ned Mavrommatis
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)