Form 10QSB
period 2003-09-30
ID SYSTEMS INC
filed 2003-11-14
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2003
                                 ------------------

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------      ------------------

Commission File Number:  1-15087

                               I.D. SYSTEMS, INC.
                               ------------------
       (Exact name of small business issuer as specified in its charter)

              Delaware                                    22-3270799
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of the close of business on November 10, 2003 was 7,083,000.

                                      A

                                      INDEX

                               I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.                                Page

   Condensed Balance Sheets as of December 31, 2002
     and September 30, 2003 (unaudited)                                   1

   Condensed Statements of Operations (unaudited)
     for the three months and nine months ended
     September 30, 2002 and 2003                                          2

   Condensed Statements of Cash Flows (unaudited)
     for the nine months ended September 30, 2002 and 2003                3

   Notes to Condensed Financial Statements                                4

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               5

Item 3.  Controls and Procedures                                          9

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 9

Signatures                                                               10


                                        B

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                               I.D. Systems, Inc.
                            Condensed Balance Sheets


                                                    December 31, 2002       September 30, 2003
                                                                                (Unaudited)
                                                    ------------------      ------------------
ASSETS

      Cash and cash equivalents                     $    3,758,000              $    2,647,000

      Investments                                        3,031,000                   3,276,000

      Accounts receivable, net                           1,114,000                   1,776,000

      Unbilled receivables                                      --                     105,000

      Inventory                                          1,471,000                   1,154,000

      Investment in sales type leases                      159,000                      34,000

      Interest receivable                                   73,000                     107,000

      Officer loan                                          10,000                      10,000

      Prepaid expenses and other current assets            147,000                     180,000
                                                   ----------------             ---------------
            Total current assets                         9,763,000                   9,289,000

Investments                                                968,000                   2,144,000

Fixed assets, net                                          679,000                     812,000

Investment in sales type leases                            522,000                      67,000

Installment receivable - non-current portion               867,000                     736,000

Officer loan                                                41,000                      34,000

Deferred contract costs                                         --                     187,000

Other assets                                               107,000                      97,000
                                                   ----------------             ---------------

                                                    $   12,947,000              $   13,366,000
                                                   ================             ===============
LIABILITIES
      Accounts payable and accrued expenses         $    1,205,000              $      988,000

      Long term debt - current portion                          --                     186,000

      Line of credit                                       137,000                     137,000

      Deferred revenue                                      26,000                      45,000

      Other current liabilities                            100,000                      50,000
                                                   ----------------             ---------------
            Total current liabilities                    1,468,000                   1,406,000

Long term debt                                                  --                     696,000

Deferred revenue                                                --                     177,000

Deferred rent                                               66,000                      83,000
                                                   ----------------             ---------------

                                                         1,534,000                   2,362,000
                                                   ----------------             ---------------
STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares,
$.01 par value; none issued
Common stock; authorized 15,000,000 shares, $.01
par value; issued and outstanding 6,799,000
shares and 7,041,000 shares                                68,000                      70,000

Additional paid-in capital                             22,042,000                  22,563,000

Treasury stock; 40,000 shares at cost                    (113,000)                   (113,000)

Accumulated deficit                                   (10,584,000)                (11,516,000)
                                                   ----------------             ---------------

                                                        11,413,000                  11,004,000
                                                   ----------------             ---------------

                                                   $    12,947,000              $   13,366,000
                                                   ================             ===============

                            See accompanying notes.

                               I.D. Systems, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)


                                      Three months ended        Nine months ended
                                         September 30,             September 30,

                                     2002           2003         2002         2003
                                   ------------ ------------  ------------ ------------

Revenues                            $1,532,000   $1,743,000    $3,541,000   $5,477,000

Cost of Revenues                       617,000      812,000     1,585,000    2,643,000
                                   ------------ ------------  ------------ ------------

Gross Profit                           915,000      931,000     1,956,000    2,834,000

Selling, general and
administrative expenses              1,104,000    1,087,000     2,801,000    3,275,000

Research and development expenses      261,000      243,000       812,000      694,000
                                   ------------ ------------  ------------ ------------

Loss from operations                  (450,000)    (399,000)   (1,657,000)  (1,135,000)

Interest income                        123,000       79,000       269,000      244,000

Interest expense                        (2,000)     (16,000)       (3,000)     (41,000)
                                   ------------ ------------  ------------ ------------

Net loss                            $ (329,000)   $(336,000)  $(1,391,000)  $ (932,000)
                                   ============ ============  ============ ============

Net loss per share - basic and
diluted                             $    (0.05)    $  (0.05)   $    (0.21)  $    (0.14)
                                   ============ ============  ============ ============

Weighted average common shares
outstanding - basic and diluted
loss per share                       6,799,000    6,898,000     6,682,000    6,845,000
                                   ============ ============  ============ ============


                            See accompanying notes.

                               I.D. Systems, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                Nine months ended
                                                  September 30,
                                               2002               2003
                                            ------------      ------------
Cash flows from operating activities:

Net loss                                   $ (1,391,000)     $  (932,000)

Adjustments to reconcile net loss to
  cash used in operating activities:

  Depreciation and amortization                 148,000          118,000

  Deferred rent expense                          18,000           17,000

  Deferred revenue                              117,000          196,000

  Bad debt expense                                   --           15,000

  Deferred contract costs                            --         (187,000)

  Changes in:

    Accounts receivable                      (1,177,000)        (677,000)

    Unbilled receivables                             --         (105,000)


    Inventory                                  (323,000)         317,000

    Prepaid expenses and other assets          (138,000)         (23,000)


    Investment in sales type leases            (705,000)         580,000

    Installment receivable                          --           131,000

    Other liabilities                           200,000          (50,000)

    Accounts payable and accrued expenses        31,000         (217,000)
                                            ------------     ------------
       Net cash used in operating
       activities                            (3,220,000)        (817,000)
                                            ------------     ------------

Cash flows from investing activities:

    Purchase of fixed assets                  (316,000)         (251,000)

    Purchase of investments                 (4,827,000)       (3,723,000)

    Maturities of investments                 3,364,000        2,174,000

    Increase in interest receivable           (130,000)          (34,000)

    Amortization of (discount) premium on     (130,000)          128,000
    investments
    Collection of officer loan                       --            7,000
                                            ------------   ------------
      Net cash used in investing
      activities                             (1,875,000)      (1,699,000)
                                            ------------    ------------

Cash flows from financing activities:

  Payment of lease obligations                  (9,000)               --

  Proceeds from exercise of stock options       169,000          523,000

  Proceeds from term loan, net of repayment          --          882,000

  Proceeds from line of credit                  137,000               --

  Proceeds from private placement             6,143,000               --
                                            ------------    ------------
     Net cash provided by financing
     activities                               6,440,000        1,405,000
                                            ------------     ------------
Net increase in cash and cash
equivalents                                   1,345,000        1,111,000

Cash and cash equivalents - beginning of
period                                        2,426,000        3,758,000
                                            ------------     ------------
Cash and cash equivalents - end of          $ 3,771,000      $ 2,647,000
period                                      ============     ============

                             See accompanying notes.

                               I.D. Systems, Inc.

                     Notes to Condensed Financial Statements
                               September 30, 2002


NOTE A - Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of September 30, 2003, the results of its operations for the three-month and nine-month periods ended September 30, 2002 and 2003 and cash flows for the nine-month periods ended September 30, 2002 and 2003. The results of operations for the three - month and nine - month periods ended September 30, 2003 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2002 included in the Company's Annual Report to Stockholders.

NOTE  B - Net Income (Loss) Per Share of Common Stock

Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month and nine-month periods ended September 30, 2002 and 2003, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

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

The Company also derives revenues under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases pursuant to Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Accordingly, the system sale is recognized upon delivery of the system, provided all other revenue recognition criteria are met. Upon the recognition of revenue, an asset is established for the "investment in sales-type leases". Maintenance revenue and interest income are recognized monthly over the lease term. The Company recognized $552,000 of system sales during the nine months ended September 30, 2003 pursuant to such arrangements. These arrangements provide for sixty equal monthly payments and interest has been imputed at approximately 6% per annum.

The Company recognized $1,536,000 of system sales in 2002 in connection with an installment sale. The arrangement provided for a $470,000 upfront payment and equal monthly payments of approximately $26,000 through November 2007, which include principal, imputed interest at approximately 7% and approximately $5,000 of maintenance, which is recognized as revenue monthly. $178,000 of the system sales is classified as accounts receivable and $736,000 is classified as "installment receivable - noncurrent portion" at September 30, 2003 in the accompanying financial statements.

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

                                          Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                          ---------------------   ------------------------
                                            2002        2003         2002          2003
                                          ---------  ----------   ----------   -----------
Reported net loss                     $  (329,000)  $(336,000)  $(1,391,000)   $  (932,000)

Stock-based employee compensation
determined under the fair value based
method, net of related tax effects       (239,000)   (216,000)     (709,000)      (659,000)
                                        ----------   ----------   ----------    ------------

Pro forma net loss                      $(568,000)  $(552,000)  $(2,100,000)   $(1,591,000)
                                        ==========  ========== ============    =============

Loss per share (basic and diluted):
      As reported                          $(0.05)     $(0.05)       $(0.21)        $(0.14)
                                        ==========   ========== ============    =============

      Pro forma                            $(0.08)     $(0.08)       $(0.31)        $(0.23)
                                        ==========   ========== ============    =============

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

NOTE F- Line Of Credit

In April 2003, the Company renewed a working capital line of credit, with maximum borrowings of $500,000. Interest at the 30 day LIBOR Market Index Rate plus 1.75% is payable monthly. At September 30, 2003, the Company owed $137,000 under this line of credit. Outstanding principal amounts are payable by May 1, 2004.

NOTE G- Concentration Of Customers

One customer accounted for 80% and 54%, respectively, of the Company's revenue during the three month and nine month periods ended September 30, 2003. The same customer accounted for 64% of the Company's accounts and unbilled receivables at September 30, 2003.

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



Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:


                                      Three months ended       Nine months ended
                                         September 30,           September 30,
                                     2002            2003      2002         2003
                                   ----------     ----------  --------    --------

Revenues                               100.0%         100.0%    100.0%      100.0%

Cost of Revenues                        40.3           46.6      44.8        48.2
                                   ----------     ----------  --------    -------

Gross Profit                            59.7           53.4      55.2        51.8

Selling, general and
administrative expenses                 72.1           62.4      79.1        59.8

Research and development expenses       17.0           13.9      22.9        12.7
                                   ----------     ----------  --------    --------

Loss from operations                   (29.4)         (22.9)    (46.8)      (20.7)

Net interest income                      7.9            3.6       7.5         3.7
                                   ----------     ----------  --------    --------

Net loss                               (21.5)%        (19.3)%   (39.3)%     (17.0)%
                                   ----------     ----------  --------    ---------


Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

REVENUES. Revenues were $1,743,000 in the three months ended September 30, 2003 as compared to $1,532,000 in the three months ended September 30, 2002. The increase in revenues in the three-month period is attributable to increased sales of the Company's Wireless Asset Net system for tracking and managing fleets of industrial equipment. The Company's customers include Archer Daniels Midland, DaimlerChrysler, Deere & Co., Ford Motor Company, Hallmark Cards, Price Chopper Stores, Target Corporation, Toyota Motor Company, Walgreens, the U.S. Department of Homeland Security, the U.S. Navy, and the U.S. Postal Service, among others.

COST OF REVENUES. Cost of revenues were $812,000 in the three months ended September 30, 2003 as compared to $617,000 in the three months ended September 30, 2002. As a percentage of revenues, cost of revenues were 46.6% in the three months ended September 30, 2003 as compared to 40.3% in the three months ended September 30, 2002. This percentage increase was primarily attributable to the sale of higher margin services during the three-month period ended September 30,

2002. Gross profit was $931,000 in the three months ended September 30, 2003 compared to $915,000 in the three months ended September 30, 2002. As a percentage of revenues, gross profit decreased to 53.4% in the three months ended September 30, 2003 from 59.7% in the three months ended September 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,087,000 in the three months ended September 30, 2003 as compared to $1,104,000 in the three months ended September 30, 2002. As a percentage of revenues, selling, general and administrative expenses decreased to 62.4% in the three months ended September 30, 2003 from 72.1% in the three months ended September 30, 2002.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $243,000 in the three months ended September 30, 2003 as compared to $261,000 in the three months ended September 30, 2002. As a percentage of revenues, research and development expenses decreased to 13.9% in the three months ended September 30, 2003 from 17.0% in the three months ended September 30, 2002.

NET INTEREST INCOME AND EXPENSE.
Interest income was $79,000 in the three months ended September 30, 2003 as compared to $123,000 in the three months ended September 30, 2002. This decrease was attributable to the reduction in interest rates. The Company invests in commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $16,000 in the three months ended September 30, 2003 compared to $2,000 in the three months ended September 30, 2002. This increase was attributable to the Company's working capital line of credit and its five year term loan.

NET LOSS. Net loss was $336,000 in the three months ended September 30, 2003 as compared to net loss of $329,000 in the three months ended September 30, 2002. This was due primarily to the reasons described above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

REVENUES. Revenues were $5,477,000 in the nine months ended September 30, 2003 as compared to $3,541,000 in the nine months ended September 30, 2002. The increase in revenues in the nine-month period is attributable to increased sales of the Company's Wireless Asset Net system for tracking and managing fleets of industrial equipment. The Company's customers include Archer Daniels Midland, DaimlerChrysler, Deere & Co., Ford Motor Company, Hallmark Cards, Price Chopper Stores, Target Corporation, Toyota Motor Company, Walgreens, the U.S. Department of Homeland Security, the U.S. Navy, and the U.S. Postal Service, among others.

COST OF REVENUES. Cost of revenues were $2,643,000 in the nine months ended September 30, 2003 as compared to $1,585,000 in the nine months ended September 30, 2002. As a percentage of revenues, cost of revenues were 48.2% in the nine months ended September 30, 2003 as compared to 44.8% in the nine months ended September 30, 2002. This percentage increase was primarily attributable to the sale of higher margin services during the nine-month period ended September 30, 2002. Gross profit was $2,834,000 in the nine months ended September 30, 2003 compared to $1,956,000 in the nine months ended September 30, 2002. As a percentage of revenues, gross profit decreased to 51.8% in the nine months ended September 30, 2003 from 55.2% in the nine months ended September 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3,275,000 in the nine months ended September 30, 2003 as compared to $2,801,000 in the nine months ended September 30, 2002. This increase was primarily attributable to increased payroll expenses associated with sales and marketing and an increase in insurance premiums for the Company's director and officer liability policy. As a percentage of revenues, selling, general and administrative expenses decreased to 59.8% in the nine months ended September 30, 2003 from 79.1% in the nine months ended September 30, 2002.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $694,000 in the nine months ended September 30, 2003 as compared to $812,000 in the nine months, ended September 30, 2002. This decrease was attributable to the completion of the Company's "universal system" of software and hardware for tracking and managing fleets of industrial vehicles. The Company's research and development efforts are currently focused on reducing product costs and expanding product capability. As a percentage of revenues, research and development expenses decreased to 12.7% in the nine months ended September 30, 2003 from 22.9% in the nine months ended September 30, 2002.

NET INTEREST INCOME AND EXPENSE.
Interest income was $244,000 in the nine months ended September 30, 2003 as compared to $269,000 in the nine months ended September 30, 2002. This decrease was attributable to the reduction in interest rates. The Company invests in commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $41,000 in the nine months ended September 30, 2003 compared to $3,000 in the nine months ended September 30, 2002. This increase was attributable to the Company's working capital line of credit and its five year tem loan.

NET LOSS. Net loss was $932,000 in the nine months ended September 30, 2003 as compared to net loss of $1,391,000 in the nine months ended September 30, 2002. This was due primarily to the reasons described above.

Liquidity and Capital Resources

As of September 30, 2003, the Company had $8,067,000 of cash, cash equivalents and investments and $7,883,000 of working capital as compared to $7,757,000 and $8,295,000, respectively, at December 31, 2002.

Net cash used in operating activities was $817,000 for the nine months ended September 30, 2003 as compared to net cash used in operating activities of $3,220,000 for the nine months ended September 30, 2002. Net cash used in operating activities in the nine months ended September 30, 2003 was primarily due to the net loss of $932,000, an increase in accounts receivable of $677,000, an increase in unbilled receivables of $105,000, an increase in deferred contract costs of $187,000 and a decrease in accounts payable and accrued expenses of $217,000, partially offset by a decrease in investment in sales type leases of $580,000, a decrease in inventory of $317,000, a decrease in installment receivable of $131,000, and an increase in deferred revenue of $196,000. Net cash used in operating activities in the nine months ended September 30, 2002 was primarily due to the net loss of $1,391,000, an increase in accounts receivable of $1,177,000, an increase in investments in sales type leases of $705,000, an increase in inventory of $323,000, and an increase in prepaid expenses and other assets of $138,000, partially offset by an increase in other liabilities of $200,000, an increase in deferred revenue of $117,000 and depreciation and amortization of $148,000.

Net cash used in investing activities for the nine months ended September 30, 2003 was $1,699,000 as compared to net cash used in investing activities of $1,875,000 for the nine months ended September 30, 2002. Net cash used in investing activities in the nine months ended September 30, 2003 was attributable to the purchase of investments of $3,723,000 and the purchase of fixed assets of $246,000, offset by maturities of investments of $2,174,000. Net cash used in investing activities in the nine months ended September 30, 2002 was for the purchase of investments of $4,827,000 and the purchase of fixed assets of $316,000, offset by maturities of investments of $3,364,000.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $1,405,000 as compared to cash provided by financing activities of $6,440,000 for the nine months ended September 30, 2002. Net cash provided by financing activities for the nine months ended September 30, 2003, resulted from the proceeds, net of repayment of $822,000, received in connection with obtaining a five year term loan and $523,000 of proceeds received from exercise of employee stock options. Net cash provided by financing activities for the nine months ended September 30, 2002, resulted from the proceeds of $6,143,000 received in connection with the sale of 821,250 shares of common stock, $169,000 of proceeds received from exercise of employee stock options, and $137,000 of borrowings under a line of credit.

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

Item 3.  Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls over Financial Reporting.

There were no changes in the Company's internal controls over financial reporting identified in connection with the Company's evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits:

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

     On August 19, 2003, the Company filed a Current Report on Form 8-K under Items 7 and 12.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              I.D. Systems, Inc.


Dated: November 14, 2003                  By:   /s/ Jeffrey M. Jagid
                                                ----------------------------
                                                Jeffrey M. Jagid
                                                Chief Executive Officer
                                               (Principal Executive Officer)


Dated: November 14, 2003                  By:   /s/ Ned Mavrommatis
                                                ----------------------------
                                                Ned Mavrommatis
                                                Chief Financial Officer
                                                (Principal Financial Officer)