Form 10KSB
period 2003-12-31
ID SYSTEMS INC
filed 2004-03-23
CIK 49615

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003     Commission file number: 1-15087


                               I.D. SYSTEMS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            Delaware                                             22-3270799
---------------------------------                            -------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


One University Plaza, Hackensack, New Jersey                            07601
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)
       Issuer's telephone number, including area code: (201) 996-9000 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year = $7,959,000.

The aggregate market value of the Common Stock held by nonaffiliates of the Issuer was approximately 42,257,000 based upon the last sales price of such stock on March 17, 2004, as disclosed on The NASDAQ Small Cap Market (IDSY).

The number of shares of common stock, par value $0.01 per share, outstanding as of March 17, 2004 was 7,227,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Part III incorporates information by reference from the definitive proxy statement to be filed in connection with the issuer's 2004 annual meeting of stockholders.

                                                   TABLE OF CONTENTS

                                                                                                                     PAGE

PART I. ...............................................................................................................1

                Item 1.           Description of Business..............................................................1

                Item 2.           Description of Properties...........................................................11

                Item 3.           Legal Proceedings...................................................................11

                Item 4.           Submission of Matters to a Vote of Security Holders.................................11

PART II. .............................................................................................................12

                Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters...............12

                Item 6.           Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations..........................................................................12

                Item 7.           Financial Statements................................................................18

                Item 8.           Changes In and Disagreements with Accountants on Accounting and Financial
                                  Disclosure..........................................................................19

                Item 8A.          Controls and Procedures.............................................................19

PART III. ............................................................................................................20

                Item 9.           Directors, Executive Officers, Promoters and Control Persons, Compliance
                                  With Section 16(a) of the Exchange Act..............................................20

                Item 10.          Executive Compensation..............................................................20

                Item 11.          Security Ownership of Certain Beneficial Owners and Management......................20

                Item 12.          Certain Relationships and Related Transactions......................................20

                Item 13.          Exhibits, Lists and Reports on Form 8-K.............................................20

                Item 14.          Principal Accountant and Fees.......................................................23

                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

         I.D. Systems, Inc. (the "Company"), a Delaware corporation incorporated in 1993, is a leading provider of advanced wireless solutions for tracking, managing, and securing enterprise assets. The Company's patented RF (radio frequency) technology and proprietary software, The Wireless Asset Net(TM) System, enables real-time, automated, cost-effective monitoring, control, and analysis of a broad range of objects. The Company's solutions can benefit users by reducing operating costs, increasing security and revenues, improving safety, enhancing service, and increasing profits. The Company's customers include American Axle, Archer Daniels Midland, Avis Rent A Car System, Inc., Daimler Chrysler, Deere & Co., Ford Motor Company, Hallmark Cards, Target Corporation, 3M Company, Walgreen Co., the U.S. Navy, the U.S. Postal Service, and the U.S. Transportation Security Administration, among others.

2003 HIGHLIGHTS

            o We commenced a new program with Avis Rent A Car System, Inc. to implement I.D. Systems' Wireless Asset Net technology on Avis' fleet of approximately 2,000 rental vehicles in Puerto Rico. The system is designed to automate various aspects of the car rental and return process, in order to improve customer service and increase the efficiency of rental fleet operations. We believe this program represents a significant new market opportunity for I.D. Systems' technology.

            o Ford Motor Company expanded its deployment of I.D. Systems' wireless Industrial Vehicle Electronic Control System (IVECS) corporate-wide, which we believe reflects the wide array of material benefits that the system is providing to Ford's manufacturing operations.

            o We obtained an additional automotive industry customer, American Axle & Manufacturing Holdings, Inc., an automotive parts producer with 14 locations in the United States and 2002 sales of $3.5 billion.

            o We entered into two additional contracts with the U.S. Postal Service (USPS), which ordered I.D. System's Wireless Asset Net system for fleets of industrial vehicles at the USPS Buffalo, New York, Processing and Distribution Center and the USPS Northern New Jersey Metro Processing and Distribution Center. The Wireless Asset Net System is currently installed at eight USPS facilities.

            o We continued our teamwork with the U.S. Transportation Security Administration and the Port Authority of New York and New Jersey, under a grant initiated in 2002, to deploy Wireless Asset Net technology on key vehicles at Newark Liberty International Airport.

            o We entered into a new contract with the National Shipbuilding Research Program (NSRP) to develop and implement a "Wireless Equipment Monitoring and Control System" for select U.S. shipyards. This project is one of only seven selected by the NSRP to receive U.S. Navy co-funding and the Company is leading a team that includes Northrop Grumman Corporation's Ship Systems sector, the National Steel and Shipbuilding Company (NASSCO, a subsidiary of General Dynamics Corporation), and the Portsmouth Naval Shipyard.

            o We added several significant new retail customers, including Walgreen Co., WinCo Foods, Inc., and Price Chopper supermarkets.

            o   We commenced a new program with 3M Company.

THE TECHNOLOGY

         The primary hardware components of the Company's system are wireless programmable "Asset Communicators" installed on each asset and one or more fixed-position "System Monitors" which form a coverage area. These devices communicate with each other via low-power radio frequency transmissions with no ongoing communication costs.

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

         The system does not require a central or controlling computer to make decisions. Asset Communicators and System Monitors make decisions autonomously, which significantly reduces the overall system cost and improves system reliability. System Monitors incorporate a computer network connection as well as a two-way radio frequency transceiver, and are capable of linking to both the mobile assets being monitored and to management software on the network.

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

         INDUSTRIAL VEHICLE APPLICATIONS. The Company's WIRELESS ASSET NET(TM) fleet management system is designed to address the safety, security and cost issues of the material handling industry.

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

         The Company's system is designed to prevent unauthorized personnel from operating equipment, which we believe results in optimizing fleet health, eliminating anonymous accidents and reducing damage-related costs. To further reduce fleet maintenance costs, the Wireless Asset Net also automates and enforces preventative maintenance scheduling by:

            o wirelessly uploading true "drive-time" data from each individual vehicle;

            o automatically prioritizing maintenance events based on weighted variables; and

            o   enabling  remote lock-out of vehicles  overdue for  maintenance.
                The  system  can  also   interface   seamlessly   with  existing
                maintenance databases.

         To generate perhaps the most significant impact on fleet operating costs, the Wireless Asset Net provides a set of tools to measure vehicle and operator utilization and justify fleet and or personnel reductions. The system automatically records the actual usage-time against idle-time of each individual vehicle/operator to benchmark productivity, compare performance, and enable informed decisions about vehicle allocation, disposal, and replacement. The system also visually monitors the location of vehicles -- both in real time and historically -- to locate vehicles that are idle or due for maintenance, to instantly track vehicle inventory, and to monitor vehicle travel-paths in order to optimize labor efficiencies. In addition, the system communicates work instructions to vehicle operators via two-way text paging to improve productivity.

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

         The industrial vehicle market is the Company's most developed application. Customers that have piloted and/or deployed the Company's Wireless Asset Net system include, American Axle, Archer Daniels Midland, Daimler Chrysler, Deere & Co., Ford Motor Company, Hallmark Cards, Target Corporation, 3M Company, Walgreen Co., the U.S. Navy, the U.S. Postal Service, and the U.S. Transportation Security Administration, among others.

         RENTAL FLEET APPLICATIONS. The Company's wireless rental car monitoring system automatically uploads mileage and fuel data from rental vehicles, and is designed to produce a significant impact on rental revenues and quality of customer service to the user's customers.

         There are many benefits offered by the Company's solution to car rental companies, with two such benefits being the most significant. First, by accurately reporting fuel levels, without human intervention, rental car companies can potentially increase revenues by accurately billing customers for fuel used. Second, by utilizing the Company's system, the average car return transaction, including customer wait time, can be reduced as well. This time savings can allow the rental company to reduce staff and/or devote more attention to customer service or vehicle inspections, which may result in detecting damage that would otherwise go unnoticed and uncharged.

         The system also automates the car rental and car handling processes. As a customer approaches the exit gate, the system recognizes the identification of the car and validates the rental for security purposes. In addition, the system prints the rental agreement for the customer as he/she leaves the lot. This functionality eliminates the need to pre-assign vehicles and pre-print rental contracts. The system is also designed to optimize fleet usage by automating the inventory process and monitoring the flow of vehicles.

         The Company and Avis Rent A Car System, Inc. commenced a program to implement the Company's Wireless Asset Net fleet management technology on Avis' fleet of approximately 2,000 rental vehicles in Puerto Rico. Puerto Rico was selected because it allows the use of the Company's system on a captive fleet which is intended to be representative of benefits that can also be achieved as a result of broader based implementation.

FUTURE APPLICATIONS AND OTHER MARKETS

         Deployment of the Company's system infrastructure in customers' facilities creates many new revenue opportunities. The Company's system enables virtually any asset owned, operated or maintained by a customer to be monitored. With relatively simple customizations, the Company can create and deploy asset "tags" to track pallets and containers, control the use of machinery, cranes and manage other assets. Once these tags are deployed, the customer can utilize one integrated system for all of its asset tracking and monitoring needs. To date, the

Company delivered effective systems that have demonstrated significant benefits by providing companies with the ability to monitor, control and manage railcars, as well as letters and packages.

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

SALES AND MARKETING

         The Company's sales and marketing objective is to achieve broad market penetration through targeted sales activities. The Company currently markets its system directly to large corporations and government agencies. In addition, the Company is developing strategic relationships with key companies in target markets, including original equipment manufacturers (OEMs), complementary hardware and software vendors, and service providers.

         The Company was awarded a United States General Services Administration contract which enables any government agency to purchase the Company's products on an off-the-shelf basis, without further competitive bidding, until April 2004. The Company believes that this contract provides significant sales opportunities with government agencies.

RESEARCH AND DEVELOPMENT

         In the past, we focused our research and development efforts on the development and deployment of a "universal system," which allows widespread use of the Company's hardware and software on a broad and diverse base of industrial equipment assets without requiring multiple or custom versions.

         In addition, the Company customized its core fleet management technology to meet the needs of several emerging markets, including the rental car market and the airport ground service equipment market. As a result of the important security implications of the Company's technology in the airport environment, our internal research and development funding was partially offset by the Transportation Security Administration.

         We intend to continue our commitment to leading-edge technology development. Current research and development efforts have transitioned to:

            o   further   expanding   the  list  of  features  and  benefits  to
                customers;

            o   meeting the requirements of new classes of assets;

            o   reducing the size and cost of the Company's core products; and

            o   simplifying product manufacturing and deployment.

Additionally, we believe that the Company's core digital, wireless and software systems have and will continue to expand on cutting-edge technologies.

COMPETITION

         The market for wireless tracking and management of enterprise assets is relatively new, constantly evolving, and competitive. Although the Company's current competitors do not provide the precise capabilities of the Company's systems, they do offer subsets of the Company's system capabilities or alternate approaches to the issues the Company's products address. Those companies include both emerging companies with limited operating histories, such as WhereNet Corp., Media Recovery, Inc., and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than the Company, such as Savi Technology, Symbol Technologies, Inc., and Intermec Technologies Corp. The Company expects that competition will intensify in the near future. However, the Company believes there are significant barriers to entry for the Company's potential competitors.

INTELLECTUAL PROPERTY

         The Company currently has one United States patent and pending patent applications relating to the Company's system architecture and rental car technology. It also has a corresponding patent and pending patent applications in selected foreign countries. The patents and patent applications may not provide the Company with any competitive advantage. Many of the Company's current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights.

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

EMPLOYEES

         The Company currently has thirty-seven full time employees, of which nine are engaged in product development (which includes engineering), six in operations, nine in customer satisfaction, six in sales and marketing, and seven in finance and general administration.

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

OUR CONCENTRATION OF REVENUE TO ONE MAJOR CUSTOMER, FORD MOTOR COMPANY, MAY ADVERSELY AFFECT OUR BUSINESS IF FORD DECIDES TO DISCONTINUE PURCHASING OUR PRODUCTS.

         During 2003, net sales to our largest customer, Ford Motor Company, represented 58% of total revenue and 54% of our accounts receivable as of December 31, 2003. Our revenue and our profitability would be adversely affected if this customer ceased purchasing from us. We would have no guarantee that we would be able to replace the loss of such revenue with existing or new customers or in a timely manner to avoid an adverse financial impact to our business.

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

         We have issued common stock, options and warrants to purchase our common stock, and in the future we may issue additional shares of common stock, options, warrants, preferred stock or other securities exercisable for or convertible into our common stock. At March 17, 2004, there were warrants to purchase 307,125 shares of common stock outstanding. Additionally, there were options to employees and directors outstanding for the purchase of approximately 2,551,000 shares of our common stock. We expect to continue to grant employees stock options. Holders of our common stock do not have preemptive rights. Therefore, issuances of additional securities will dilute the percentage ownership of our stockholders.

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

WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM A CLAIM OF INFRINGEMENT BY A THIRD PARTY

         In recent years, there has been significant litigation in the United States involving claims of alleged infringement of patents and other intellectual property rights. We could incur substantial costs to defend any such litigation. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future as a result of an alleged infringement of another's intellectual property. If a claim of infringement of intellectual property rights was decided against us, we could be required to: cease selling, incorporating or using products or services that incorporate the challenged intellectual property; obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or redesign those products or services that incorporate such technology.

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

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO RECRUIT ADDITIONAL PERSONNEL, OUR BUSINESS MAY SUFFER

         We are dependent on the continued employment and performance of our executive officers and key employees, particularly Jeffrey M. Jagid, Chief Executive Officer, Kenneth S. Ehrman, Chief Operating Officer, Ned Mavrommatis, Chief Financial Officer, Michael Ehrman,

Executive Vice President Engineering and Frederick Muntz, Executive Vice President Sales and Marketing. We currently do not have employment agreements with our key employees. Like other companies in our industry, we face intense competition for qualified personnel. Many of our competitors for qualified personnel have greater resources than we have. We cannot be certain that we will be able to maintain salaries at market levels. Therefore, we cannot be certain that we will be successful in attracting or retaining qualified personnel in the future.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

         In November 1999, the Company entered into a lease that expires on March 31, 2010 for a facility in Hackensack, New Jersey, covering approximately 22,500 square feet, which the Company first occupied in March 2000. The rent is currently $31,060 per month and will increase to $34,835 per month from the 61st month until the end of the lease. During 2003, the Company entered into an agreement to sublease 6,270 square feet through the end of the lease. The sublease provides for monthly payments of $11,619 and also provides for escalations relating to increases in real estate taxes and certain operating expenses.

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

QUARTER ENDING:                                          HIGH               LOW

2002
March 31, 2002                                          $11.65             $6.65
June 30, 2002                                           $ 8.30             $2.69
September 30, 2002                                      $ 6.00             $3.25
December 31, 2002                                       $ 4.59             $3.48

2003
March 31, 2003                                          $ 5.19             $4.02
June 30, 2003                                           $ 8.20             $4.54
September 30, 2003                                      $ 9.24             $7.08
December 31, 2003                                       $10.00             $5.77

2004
January 1, 2004 - March 17, 2004                        $ 8.50             $6.05

         There were 26 registered holders and approximately 1,500 beneficial owners of the Company's Common Stock of record as of March 17, 2004. The Company has not declared or paid dividends on its Common Stock to date and intends to retain future earnings, if any, for use in its business for the foreseeable future.

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

         During 2002 the Company began deriving revenues under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases pursuant to Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Accordingly, the system sale is recognized upon delivery of the system, provided all other revenue recognition criteria are met. Upon the recognition of revenue, an asset is established for the "investment in sales-type leases". Maintenance revenue and interest income are recognized monthly over the lease term. The Company recognized $618,000 and $784,000 of system sales during the years ended December 31, 2003 and 2002, respectively, pursuant to such arrangements. These arrangements provide for sixty equal monthly payments and interest has been imputed at 6% per annum. In June 2003 the Company received approximately $1,231,000 in connection with the assignment of certain sales type leases to a third-party leasing company. $211,000 of the proceeds from these assignments related to maintenance that the Company is obligated to perform and which is being recognized as revenue over the remaining terms of the related maintenance agreements. At December 31, 2003 approximately $186,000 is included in deferred revenue.

         The Company recognized $1,536,000 of system sales in 2002 in connection with an installment sale. The arrangement provided for a $470,000 upfront payment and equal monthly payments of approximately $26,000 through November 2007, which include principal, imputed interest at approximately 7% per annum and approximately $5,000 of maintenance, which is recognized as revenue monthly. In November 2003, the Company received approximately $1,070,000 in connection with the assignment of the installment sale to a third party leasing company. $196,000 of the proceeds from this assignment relates to maintenance that the Company is obligated to perform and which is being recognized as revenue over the remaining term of the related maintenance agreement. At December 31, 2003, approximately $188,000 is included in deferred revenue.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:


                                                             Year Ended
                                                            December 31,
                                                  ------------------------------
                                                     2002                2003
                                                  ----------          ----------

Revenues                                            100.0%              100.0%
Cost of revenues                                     43.8                51.2
                                                  ----------          ----------

Gross profit                                         56.2                48.8
Selling, general and administrative expenses         69.2                56.0
Research and development expenses                    16.9                11.2
                                                  ----------          ----------

Loss from operations                                (29.9)              (18.4)
Net interest income                                   4.9                 2.6
Other income                                         --                   0.7
                                                  ----------          ----------

Net loss                                            (25.0)              (15.1)
                                                  ==========          ==========

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

REVENUES. Revenues were $7,959,000 for the year ended December 31, 2003 compared to $5,544,000 in the year ended December 31, 2002. The increase in revenues for the year is attributable to increased sales of the Company's Wireless Asset Net system for tracking and managing fleets of industrial equipment. The Company's customer base now includes American Axle, Archer Daniels Midland, Daimler Chrysler, Deere & Co., Ford Motor Company, Hallmark Cards, Target Corporation, 3M Company, Walgreen Co., the U.S. Navy, the U.S. Postal Service, and the U.S. Transportation Security Administration, among others.

COST OF REVENUES. Cost of revenues were $4,075,000 for the year ended December 31, 2003 compared to $2,430,000 in the year ended December 31, 2002. As a percentage of revenues, cost of revenues increased to 51.2% in the year ended December 31, 2003 from 43.8% in the year ended December 31, 2002. This percentage increase was primarily attributable to the sale of certain higher margin services during the year ended December 31, 2002 and the write-off of approximately $150,000 of obsolete components during the year ended December 31, 2003. Gross profit was $3,884,000 in the year ended December 31, 2003 compared to $3,114,000 in the year ended December 31, 2002. As a percentage of revenues, gross profit decreased to 48.8% in the year ended December 31, 2003 from 56.2% in the year ended December 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4,456,000 in the year ended December 31, 2003 compared to $3,835,000 in the year ended December 31, 2002. The increase was primarily attributable to an increase in payroll expenses and an increase in insurance premiums for the Company's insurance policies. As a percentage of revenues, selling, general and administrative expenses decreased to 56.0% in the year ended December 31, 2003 from 69.2% in the year ended December 31, 2002.

RESEARCH AND  DEVELOPMENT  EXPENSES.  Research  and  development  expenses  were
$891,000 in the year ended December 31, 2003 compared to $938,000 in the year ended December 31, 2002. This decrease was attributable to the completion of the Company's "universal system" of hardware and software for tracking and managing fleets of industrial vehicles. The Company's research and development efforts during the year ended December 31, 2003 were devoted primarily to product enhancements and manufacturing cost reductions. As a percentage of revenues, research and development expenses decreased to 11.2% in the year ended December 31, 2003 from 16.9% in the year ended December 31, 2002.

INTEREST INCOME. Interest income was $269,000 in the year ended December 31, 2003 as compared to $279,000 in the year ended December 31, 2002. The Company invests in commercial paper and corporate bonds which are classified as held to maturity. During the year ended December 31, 2002 the Company began earning interest income in connection with sales type lease arrangements. During 2003, the majority of the sales type leases were assigned to a third party leasing company.

INTEREST EXPENSE. Interest expense was $59,000 in the year ended December 31, 2003 as compared to $4,000 in the year ended December 31, 2002. This increase was attributable to the Company's working capital line of credit and its five year term loan.

OTHER INCOME. Other income of $54,000 in the year ended December 31, 2003 reflects rental income from a sublease arrangement.

NET LOSS. Net loss was $1,199,000 in the year ended December 31, 2003 as compared to net loss of $1,384,000 in the year ended December 31, 2002. This decrease was due primarily to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, the Company had cash, cash equivalents and investments of $8,618,000 and working capital of $8,180,000 as compared to $7,757,000 and $8,295,000, respectively, at December 31, 2002.

         Net cash used in operating activities was $235,000 for the year ended December 31, 2003 as compared to net cash used in operating activities of $3,640,000 for the year ended December 31, 2002. Net cash used in operating activities in the year ended December 31, 2003 was primarily due to a net loss of $1,199,000, an increase in accounts receivable of $1,110,000, an increase in deferred contract costs of $675,000, a decrease in accounts payable and accrued expenses of $150,000 and a decrease in other liabilities of $100,000 partially offset by a decrease in installment receivable of $867,000, a decrease in inventory of $795,000, a decrease in investment in sales type leases of $571,000, an increase in deferred revenue of $348,000, amortization of premium on investments of $174,000 and depreciation and amortization of $173,000. Net cash used in operating activities in the year ended December 31, 2002 was primarily due to a net loss of $1,384,000, an increase in accounts receivable of $880,000, an increase in installment receivable of $867,000, an increase in investment in sales type leases of $681,000, an increase in inventory of $627,000 and a decrease in other liabilities of $100,000 partially offset by a an increase in accounts payable and accrued expenses of $631,000 and depreciation and amortization of $201,000.

         Net cash used in investing activities for the year ended December 31, 2003 was $1,945,000 as compared to net cash used in investing activities of $1,467,000 for the year ended December 31, 2002. Net cash used in investing activities in the year ended December 31, 2003 was primarily from purchases of investments of $5,698,000 and the purchases of fixed assets of $339,000 partially offset by maturities of investments of $4,084,000. Net cash used in investing activities in the year ended December 31, 2002 was primarily from purchases of investments of $4,603,000 and the purchases of fixed assets of $340,000 partially offset by maturities of investments of $3,600,000.

         Net cash provided by financing activities for the year ended December 31, 2003 was $1,601,000 as compared to net cash provided in financing activities of $6,439,000 for the year ended December 31, 2002. Net cash provided by financing activities for the year ended December 31, 2003, resulted primarily from the proceeds of $1,000,000 received in connection with obtaining a five year term loan and $765,000 of proceeds received from exercise of employee stock options, partially offset by $164,000 of repayments made under the term loan. Net cash provided by financing activities for the year ended December 31, 2002, resulted primarily from $6,143,000 received in connection with the sale of 821,250 shares of common stock, $169,000 of proceeds received from exercise of employee stock options, and $137,000 of borrowings under a line of credit.

         In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30 day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan's floating interest expense the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five year term.

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

ITEM 7.  FINANCIAL STATEMENTS

         CONTENTS                                                                         PAGE

         Independent auditors' report                                                     F-1

         Balance sheet as of December 31, 2003                                            F-2

         Statements of operations for the years ended December 31, 2002 and 2003          F-3

         Statements of changes in stockholders' equity for the years ended
         December 31, 2002 and 2003                                                       F-4

         Statements of cash flows for the years ended December 31, 2002 and 2003          F-5

         Notes to financial statements                                                    F-6

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
I.D. Systems, Inc.
Hackensack, New Jersey



We have audited the accompanying balance sheet of I.D. Systems, Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of I.D. Systems, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ Eisner LLP
--------------
New York, New York
February 20, 2004

I.D. SYSTEMS, INC.
BALANCE SHEET
DECEMBER 31, 2003

ASSETS
Current assets:
   Cash and cash equivalents                                        $ 3,179,000
   Investments                                                        3,339,000
   Accounts receivable, net                                           2,204,000
   Inventory                                                            676,000
   Investment in sales type leases                                       37,000
   Interest receivable                                                   75,000
   Officer loan                                                          10,000
   Prepaid expenses and other current assets                            129,000
                                                                   -------------

         Total current assets                                         9,649,000

Investments - noncurrent                                              2,100,000
Fixed assets, net                                                       845,000
Investment in sales type leases                                          73,000
Officer loan                                                             31,000
Deferred contract costs                                                 675,000
Other assets                                                             97,000
                                                                   -------------

                                                                    $13,470,000
                                                                   =============

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                            $ 1,055,000
   Long term debt - current portion                                     188,000
   Line of credit                                                       137,000
   Deferred revenue                                                      89,000
                                                                   -------------

         Total current liabilities                                    1,469,000

Long term debt                                                          648,000
Deferred revenue                                                        285,000
Deferred rent                                                            89,000
                                                                   -------------

                                                                      2,491,000
                                                                   -------------
Commitments (Note J)

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value;
none issued

Common stock; authorized 15,000,000 shares, $.01 par value;
issued and outstanding
   7,097,000 shares                                                      71,000
Additional paid-in capital                                           22,804,000
Treasury stock; 40,000 shares at cost                                  (113,000)
Accumulated deficit                                                 (11,783,000)
                                                                  --------------

                                                                     10,979,000
                                                                  --------------

                                                                   $ 13,470,000
                                                                  ==============

I.D. SYSTEMS, INC.
STATEMENTS OF OPERATIONS

                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                       2002             2003
                                                   -------------    ------------

Revenue                                             $5,544,000       $7,959,000
Cost of revenue                                      2,430,000        4,075,000
                                                   -------------    ------------

Gross profit                                         3,114,000        3,884,000
                                                   -------------    ------------

Operating expenses:
    Selling, general and administrative expenses     3,835,000        4,456,000
    Research and development expenses                  938,000          891,000
                                                   -------------    ------------

                                                     4,773,000        5,347,000
                                                   -------------    ------------

Loss from operations                                (1,659,000)      (1,463,000)
Interest income                                        279,000          269,000
Interest expense                                        (4,000)         (59,000)
Other income                                                             54,000
                                                   -------------    ------------

NET LOSS                                           $(1,384,000)     $(1,199,000)
                                                   =============    ============

NET LOSS PER SHARE - BASIC AND DILUTED                   $(.21)           $(.17)
                                                   =============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
    BASIC AND DILUTED LOSS PER SHARE                 6,711,000        6,905,000
                                                   =============    ============

I.D. SYSTEMS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 COMMON STOCK
                                           ------------------------     ADDITIONAL
                                           NUMBER OF                      PAID-IN      ACCUMULATED    TREASURY      STOCKHOLDERS'
                                            SHARES          AMOUNT        CAPITAL        DEFICIT        STOCK          EQUITY
                                           ---------        -------    -----------    -------------   ----------    -------------

BALANCE - JANUARY 1, 2002                  5,866,000        $59,000    $15,739,000    $(9,200,000)    $(113,000)      $6,485,000
Shares issued pursuant to exercise
   of stock options                          112,000          1,000        168,000                                       169,000
Shares issued pursuant to
   private placement                         821,000          8,000      6,135,000                                     6,143,000
Net loss for the year ended
   December 31, 2002                                                                    (1,384,000)                   (1,384,000)
                                           ---------        -------    -----------    -------------   ----------    -------------

BALANCE - DECEMBER 31, 2002                6,799,000         68,000     22,042,000     (10,584,000)    (113,000)      11,413,000
Shares issued pursuant to exercise
   of stock options                          298,000          3,000        762,000                                       765,000
Net loss for the year ended
   December 31, 2003                                                                    (1,199,000)                   (1,199,000)
                                           ---------        -------    -----------    -------------   ----------    -------------

BALANCE - DECEMBER 31, 2002                7,097,000        $71,000    $22,804,000    $(11,783,000)   $(113,000)     $10,979,000
                                           =========        =======    ===========    =============   ==========    =============

I.D. SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                               --------------------------------
                                                                                                    2002              2003
                                                                                                -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                      $(1,384,000)       $(1,199,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                 201,000            173,000
      Deferred rent expense                                                                          24,000             23,000
      Deferred revenue                                                                               26,000            348,000
      Bad debt expense                                                                                                  20,000
      Amortization of premium on investments                                                         43,000            174,000
      Changes in:
           Accounts receivable                                                                     (880,000)        (1,110,000)
           Inventory                                                                               (627,000)           795,000
           Prepaid expenses and other assets                                                        (26,000)            28,000
           Investment in sales type leases                                                         (681,000)           571,000
           Installment receivable - noncurrent portion                                             (867,000)           867,000
           Deferred contract costs                                                                                    (675,000)
           Accounts payable and accrued expenses                                                    631,000           (150,000)
           Other liabilities                                                                       (100,000)          (100,000)
                                                                                                -------------      ------------

                  Net cash used in operating activities                                          (3,640,000)          (235,000)
                                                                                                -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                                         (340,000)          (339,000)
  Purchase of investments                                                                        (4,603,000)        (5,698,000)
  Maturities and sales of investments                                                             3,600,000          4,084,000
  Increase in interest receivable                                                                   (73,000)            (2,000)
  Officer loan, net of repayment                                                                    (51,000)
  Collection of officer loan                                                                                            10,000
                                                                                                -------------      ------------

                  Net cash used in investing activities                                          (1,467,000)        (1,945,000)
                                                                                                -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of lease obligations                                                                      (10,000)
  Proceeds from exercise of stock options                                                           169,000            765,000
  Proceeds from term loan                                                                                            1,000,000
  Repayment of term loan                                                                                              (164,000)
  Proceeds from line of credit                                                                      137,000

  Net proceeds from private placement                                                             6,143,000
                                                                                                -------------      ------------

                  Net cash provided by financing activities                                       6,439,000          1,601,000
                                                                                                -------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              1,332,000           (579,000)
Cash and cash equivalents - January 1                                                             2,426,000          3,758,000
                                                                                                -------------      ------------

CASH AND CASH EQUIVALENTS - DECEMBER 31                                                          $3,758,000         $3,179,000
                                                                                                =============      ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
      Interest                                                                                       $4,000            $59,000

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE A - THE COMPANY

I.D. Systems, Inc. (the "Company") is a provider of wireless solutions for corporate asset management. The Company designs, develops and produces innovative wireless monitoring and tracking products that utilize its patented radio-frequency-based system. The Company's products are designed to enable users to improve operating efficiencies and reduce costs. The Company was incorporated in Delaware in 1993 and commenced operations in January 1994.

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

[2]      CASH AND CASH EQUIVALENTS:

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

[3]      INVENTORY:

         Inventory, which consists of components for the Company's products and finished goods to be shipped to customers under existing orders, is stated at the lower of cost or market using the first-in first-out method.

[4]      FIXED ASSETS AND DEPRECIATION:

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Equipment under capital leases are amortized using the straight-line method over the terms of the respective leases, or their estimated useful lives, whichever is shorter.

[5]      LONG-LIVED ASSETS:

         The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

         During 2002 the Company began deriving revenues under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases pursuant to Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Accordingly, the system sale is recognized upon delivery of the system, provided all other revenue recognition criteria are met. Upon the recognition of revenue, an asset is established for the "investment in sales-type leases". Maintenance revenue and interest income are recognized monthly over the lease term. The Company recognized $618,000 and $784,000 of system sales during the years ended December 31, 2003 and 2002, respectively, pursuant to such arrangements. These arrangements provide for sixty equal monthly payments and interest has been imputed at 6% per annum. In June 2003 the Company received approximately $1,231,000 in connection with the assignment of certain sales type leases to a third-party leasing company. $211,000 of the proceeds from these assignments relates to maintenance that the Company is obligated to perform and which is being recognized as revenue over the remaining terms of the related maintenance agreements. At December 31, 2003 approximately $186,000 is included in deferred revenue.

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[8]      REVENUE RECOGNITION: (CONTINUED)

         The Company recognized $1,536,000 of system sales in 2002 in connection with an installment sale. The arrangement provided for a $470,000 upfront payment and equal monthly payments of approximately $26,000 through November 2007, which include principal, imputed interest at approximately 7% per annum and approximately $5,000 of maintenance, which is recognized as revenue monthly. In November 2003 the Company received approximately $1,070,000 in connection with the assignment of the installment sale to a third party leasing company. $196,000 of the proceeds from this assignment relates to maintenance that the Company is obligated to perform and which is being recognized as revenue over the remaining term of the related maintenance agreement. At December 31, 2003, approximately $188,000 is included in deferred revenue.

[9]      DEFERRED CONTRACT COSTS:

         During 2003, the Company entered into a contract with a customer pursuant to which the Company's system will be implemented on a portion of the customer's fleet of vehicles. The Company will be entitled to issue sixty monthly invoices of up to $40,000 per month, each of which is contingent upon certain conditions being met. Costs directly attributable to this contract, consisting principally of engineering and manufacturing costs, are being deferred until implementation of the system is completed. The capitalized costs will be charged to cost of revenue in accordance with the cost recovery method, pursuant to which the capitalized contract costs will be reduced in each period by an amount equal to the revenue recognized until all of the capitalized costs are written off. During 2003, the Company capitalized $675,000 of such contract costs and expects to incur additional costs until the installation is complete. The Company will continue to evaluate the carrying amount of the capitalized contract costs for potential impairment.

[10]     BENEFIT PLAN:

         The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. The Company did not make any contributions to the plan during the years ended December 31, 2002 and 2003.

[11]     RENT EXPENSE:

         Expense related to the Company's facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amount paid is recorded as deferred rent and is amortized over the lease term.

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[12]     STOCK-BASED COMPENSATION:

         The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      ------------------------------
                                                                                          2002              2003
                                                                                      ------------      ------------

           Reported net loss                                                          $(1,384,000)      $(1,199,000)
           Stock-based employee compensation expense included in
               reported net loss, net of related tax effects                                    0                 0
           Stock-based employee compensation determined under the
               fair value based method, net of related tax effects                       (925,000)         (862,000)
                                                                                      ------------      ------------

           Pro forma net loss                                                         $(2,309,000)      $(2,061,000)
                                                                                      ============      ============

           Loss per share (basic and diluted):
              As reported                                                                  $(0.21)           $(0.17)
                                                                                      ============      ============

              Pro forma                                                                    $(0.34)           $(0.30)
                                                                                      ============      ============

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[12] STOCK-BASED COMPENSATION: (CONTINUED)

         The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

                                                        YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                         2002            2003
                                                      ---------        ---------

           Volatility                                      65%              44%
           Expected life of options                    5 years          5 years
           Risk free interest rate                          4%               3%
           Dividend yield                                   0%               0%

         The weighted average fair value of options granted during the years ended December 31, 2002 and 2003 were $3.52 and $2.19, respectively.

[13]     INCOME TAXES:

         The Company uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

[14]     NET INCOME (LOSS) PER SHARE:

         The Company calculates net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the statements of operations. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. For the years ended December 31, 2002 and 2003, the basic and diluted net loss per share are the same since the effect from the potential exercise of 2,507,000 and 2,436,000 outstanding stock options and warrants as of December 31, 2002 and 2003, respectively, would have been anti-dilutive (see Note H).

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[15]     FINANCIAL INSTRUMENTS:

         The carrying amounts of cash equivalents, accounts receivable, investments and other liabilities approximate their fair values due to the short period to maturity of these instruments. The carrying amounts of investment in sales-type leases and "installment receivable - noncurrent portion" approximate their fair value due to the market rate of interest charged to customers.

NOTE C - INVESTMENTS

The Company's investments at December 31, 2003 consist principally of corporate bonds and are classified as held to maturity. Accordingly, investments are carried at amortized cost.

NOTE D - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and at December 31, 2003, are summarized as follows:

       Equipment                                             $441,000
       Computer software                                      186,000
       Computer hardware                                      285,000
       Furniture and fixtures                                 250,000
       Leasehold improvements                                 447,000
                                                           -----------

                                                            1,609,000
       Accumulated depreciation and amortization              764,000
                                                           -----------

                                                             $845,000
                                                           ===========

NOTE E - OFFICER LOAN

In June 2002, the Company loaned $56,000 to an officer. The loan is payable together with interest of 4% in semi-monthly installments of $500 through August 2007. At December 31, 2003, $41,000 is due to the Company, $10,000 of which is due in 2004. The loan is fully payable upon demand and is due if the employee is terminated from the Company for any reason. This loan was made prior to the release of the Sarbanes-Oxley Act of 2002. The Company is prohibited from making any loans to officers in the future.

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE F - LINE OF CREDIT

The Company has a working capital line of credit, with maximum borrowings of $500,000. Interest at the 30 day LIBOR Market Index Rate (1.2% at December 31,
2003) plus 1.75% is payable monthly. At December 31, 2003, the Company owed $137,000 under this line of credit. Outstanding principal amounts are payable by May 1, 2004.

NOTE G - LONG-TERM DEBT

In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan's floating interest expense the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term.

Maturities of long-term debt are as follows:

            YEAR ENDING
            DECEMBER 31,

                2004               $188,000
                2005                199,000
                2006                209,000
                2007                221,000
                2008                 19,000
                                   --------

                                   $836,000
                                   ========

NOTE H - STOCKHOLDERS' EQUITY

[1]      COMMON STOCK:

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

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE H - STOCKHOLDERS' EQUITY  (CONTINUED)

[3]      STOCK OPTIONS:

         The Company has adopted the 1995 Stock Option Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company has also adopted the 1999 Stock Option Plan and the 1999 Director Option Plan, pursuant to which the Company may grant options to purchase up to 1,813,000 and 300,000 shares of common stock, respectively. The Plans are administered by the Board of Directors, which has the authority to determine the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

         A summary of the status of the Company's stock option plans as of December 31, 2002 and 2003 and changes during the years ended on those dates, is presented below:


                                                                    2002                               2003
                                                      ------------------------------      ------------------------------
                                                                         WEIGHTED                            WEIGHTED
                                                                          AVERAGE                            AVERAGE
                                                        SHARES        EXERCISE PRICE        SHARES        EXERCISE PRICE
                                                      ----------      --------------      ----------      --------------

           Outstanding at beginning of year           2,222,000           $3.32           2,200,000           $3.53
           Granted                                      122,000            6.05             485,000            4.81
           Exercised                                   (112,000)           1.51            (298,000)           2.57
           Forfeited                                    (32,000)           5.66            (258,000)           5.35
                                                      ----------                          ----------

           Outstanding at end of year                 2,200,000            3.53           2,129,000            3.74
                                                      ==========                          ==========

           Exercisable at end of year                 1,240,000            2.47           1,258,000            2.89
                                                      ==========                          ==========

         As of December 31, 2003 there were 672,000 options available for grant under the Company's stock option plans.

 I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE H - STOCKHOLDERS' EQUITY

[3]      STOCK OPTIONS: (CONTINUED)

         The following table summarizes information about stock options at December 31, 2003:

                                                   OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                   -----------------------------------------------       ------------------------------
                                                         WEIGHTED
                                                         AVERAGE          WEIGHTED                             WEIGHTED
                                                        REMAINING         AVERAGE                              AVERAGE
              EXERCISE               NUMBER             CONTRACTUAL       EXERCISE         NUMBER              EXERCISE
               PRICES              OUTSTANDING             LIFE            PRICE         OUTSTANDING            PRICE
           -------------           -----------          -----------       --------       -----------           --------

           $0.80                      133,000             2 years          $0.80            133,000             $0.80
            1.20                      652,000             4 years           1.20            652,000              1.20
            2.31 -  3.81              203,000             7 years           2.89             59,000              2.97
            4.07 -  6.70              787,000             8 years           4.76            229,000              5.06
            7.38 - 10.25              354,000             7 years           7.71            185,000              7.65
                                    ---------                                             ---------

                                    2,129,000             6 years           3.74          1,258,000              2.89
                                    =========                                             =========

[4]      WARRANTS:

         In connection with the Company's initial public offering in June 1999, warrants to purchase 200,000 shares of common stock were issued to the underwriter for nominal consideration. The warrants are exercisable for a period of four years, commencing in June 2000, at a price of $11.55 per share.

         In connection with the Company's private placement in January 2002, warrants to purchase 107,000 shares of common stock were issued to the placement agent and a finder. The warrants are exercisable for a period of five years, commencing in January 2002 at a price of $9.58 per share.

NOTE I - INCOME TAXES

The Company has a deferred tax asset of approximately $4,960,000 at December 31, 2003 primarily relating to net operating loss carryforward. The Company has a net operating loss carryforward of approximately $12,508,000 for federal income tax purposes, substantially all of which expires from 2020 through 2023 and, certain state and local net operating loss carryforwards. There were no significant timing differences between financial and tax reporting.

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE I - INCOME TAXES (CONTINUED)

$1,741,000 of the net operating loss carryforwards relates to stock options for which there were no compensation charges for financial reporting. Accordingly, any future benefit would be credited to additional paid-in capital. Future stock issuances may subject the Company to annual limitations on the utilization of its net operating loss carryforwards. The Company has provided a valuation allowance, which increased during 2002 and 2003 by $838,000 and $789,000, respectively, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                      2002             2003

       Income tax benefit at the federal statutory rate                            $(471,000)       $(408,000)
       State and local income taxes, net of effect on federal taxes                  (69,000)         (59,000)
       Increase in valuation allowance                                               838,000          789,000
       Stock options                                                                (292,000)        (302,000)
       Other                                                                          (6,000)         (20,000)
                                                                                   ----------       ----------

                                                                                          $0               $0
                                                                                   ==========       ==========

I.D. SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE J - COMMITMENTS AND OTHER MATTERS

[1]      OPERATING LEASES:

         The Company is obligated under operating leases for its facility, which it occupied in March 2000. The Company's operating leases provide for minimum annual rental payments as follows:

               YEAR ENDING
               DECEMBER 31,
              --------------

              2004                        $373,000
              2005                         410,000
              2006                         410,000
              2007                         410,000
              2008                         410,000
              Thereafter                   615,000
                                        ----------

                                        $2,628,000
                                        ==========

         The office lease, which expires in 2010, also provides for escalations relating to increases in real estate taxes and certain operating expenses. Expenses relating to operating leases aggregated approximately $499,000 and $396,000 for the years ended December 31, 2002 and 2003, respectively.

         During 2003, the Company entered into an agreement to sublease a portion of its space through the end of the lease. The sublease provides for monthly payments of approximately $12,000 and also provides for escalations relating to increases in real estate taxes and certain operating expenses. Other income of $54,000 for the year ended December 31, 2003 reflects rent received by the Company under the sublease.

[2]      CONCENTRATION OF CUSTOMERS:

         Four customers accounted for 28%, 20%, 13% and 12%, respectively, of the Company's revenue during the year ended December 31, 2002.

         One customer, which is one of the largest automobile manufacturers in the United States, accounted for 58% of the Company's revenue during the year ended December 31, 2003 and 54% of the Company's accounts receivable as of December 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed for its 2004 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed for its 2004 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed for its 2004 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed for its 2004 Annual Meeting of Stockholders.

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

     23.1      Consent of Eisner LLP

     31.1      Written Certification of Chief Executive Officer Pursuant to
               Section 302 of The Sarbanes-Oxley Act of 2002

     31.2      Written Certification of Chief Financial Officer Pursuant to
               Section 302 of The Sarbanes-Oxley Act of 2002

     32        Written Certification of Chief Executive Officer Pursuant to
               Section 906 of The Sarbanes-Oxley Act of 2002

B)  REPORTS ON FORM 8-K

         On November 10, 2003, we filed a report on Form 8-K, under Items 7 and 12 to disclose the issuance of a press release announcing our results of operations and financial condition for the three and nine months ended September 30, 2003, and attached the press release as an exhibit.

ITEM 14. PRINCIPAL ACCOUNTANT AND FEES

         The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed for its 2004 Annual Meeting of Stockholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 17, 2004


                                    I.D. SYSTEMS, INC.


                                    By:    /s/ Jeffrey M. Jagid
                                           --------------------
                                           Jeffrey M. Jagid
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                    By:    /s/ Ned Mavrommatis
                                           -------------------
                                           Ned Mavrommatis
                                           Chief Financial Officer
                                           (Principal Financial Officer)

         Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-KSB is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                         TITLE                     DATE
           ---------                         -----                     ----

    /s/ Jeffrey M. Jagid            Chief Executive Officer       March 17, 2004
   --------------------------       and Director
   Jeffrey M. Jagid

    /s/ Kenneth S. Ehrman           Chief Operating Officer       March 17, 2004
   --------------------------       and Director
   Kenneth S. Ehrman

   /s/ Lawrence Burstein            Director                      March 17, 2004
   --------------------------
   Lawrence Burstein

    /s/ Michael Monaco              Director                      March 17, 2004
   --------------------------
   Michael Monaco

    /s/ Beatrice Yormark            Director                      March 17, 2004
   --------------------------
   Beatrice Yormark