Form 10QSB
period 2004-03-31
ID SYSTEMS INC
filed 2004-05-17
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004
                                --------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

Commission File Number:  1-15087
                         -------

                               I.D. SYSTEMS, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)
          DELAWARE                                       22-3270799
          --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          ONE UNIVERSITY PLAZA, HACKENSACK, NEW JERSEY          07601
          -----------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of the close of business on May 10, 2004 was 7,238,746.

                                      INDEX

                               I.D. SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.                                   Page
                                                                           ----

    Condensed Balance Sheets as of December 31, 2003
       and March 31, 2004 (unaudited)                                       1

    Condensed Statements of Operations (unaudited)  -
       for the three months ended March 31, 2003 and 2004                   2

    Condensed Statements of Cash Flows (unaudited) -
       for the three months ended March 31, 2003 and 2004                   3

    Notes to Condensed Financial Statements                                 4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS  OF OPERATIONS                     6

ITEM 3.  CONTROLS AND PROCEDURES                                            8

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   9

SIGNATURES                                                                 10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                               I.D. SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                             December 31, 2003        MARCH 31, 2004
                                                                                                                        (UNAUDITED)
                                                                                             -----------------        --------------
ASSETS
         Cash and cash equivalents                                                                $  3,179,000         $  2,975,000
         Investments                                                                                 3,339,000            3,371,000
         Accounts receivable, net                                                                    2,204,000            3,054,000
         Inventory                                                                                     676,000              693,000
         Investment in sales type leases                                                                37,000               37,000
         Interest receivable                                                                            75,000               83,000
         Officer loan                                                                                   10,000               10,000
         Prepaid expenses and other current assets                                                     129,000               98,000
                                                                                                  ------------         ------------
                  Total current assets                                                               9,649,000           10,321,000
Investments                                                                                          2,100,000            1,862,000
Fixed assets, net                                                                                      845,000              861,000
Investment in sales type leases                                                                         73,000               64,000
Officer loan                                                                                            31,000               28,000
Deferred contract costs                                                                                675,000              703,000
Other assets                                                                                            97,000               87,000
                                                                                                  ------------         ------------

                                                                                                  $ 13,470,000         $ 13,926,000
                                                                                                  ============         ============
LIABILITIES
         Accounts payable and accrued expenses                                                    $  1,055,000         $  1,145,000
         Long term debt - current portion                                                              188,000              191,000
         Line of credit                                                                                137,000              137,000
         Deferred revenue                                                                               89,000               90,000
                                                                                                  ------------         ------------
                  Total current liabilities                                                          1,469,000            1,563,000
Long term debt                                                                                         648,000              599,000
Deferred revenue                                                                                       285,000              263,000
Deferred rent                                                                                           89,000               95,000
                                                                                                  ------------         ------------

                                                                                                     2,491,000            2,520,000
                                                                                                  ------------         ------------
STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued
Common stock; authorized 15,000,000 shares, $.01 par value; issued and
outstanding 7,097,000 shares and 7,231,000 shares                                                       71,000               72,000
Additional paid-in capital                                                                          22,804,000           23,135,000
Treasury stock; 40,000 shares at cost                                                                 (113,000)            (113,000)
Accumulated deficit                                                                                (11,783,000)         (11,688,000)
                                                                                                  ------------         ------------

                                                                                                    10,979,000           11,406,000
                                                                                                  ------------         ------------

                                                                                                  $ 13,470,000         $ 13,926,000
                                                                                                  ============         ============



See accompanying notes                  1

                               I.D. SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                       2003          2004
                                                    -----------   -----------

Revenues                                            $ 1,609,000   $ 2,705,000
Cost of Revenues                                        755,000     1,255,000
                                                    -----------   -----------

Gross Profit                                            854,000     1,450,000
Selling, general and administrative expenses          1,083,000     1,273,000
Research and development expenses                       232,000       155,000
                                                    -----------   -----------

Income (loss) from operations                          (461,000)       22,000
Interest income                                          86,000        54,000
Interest expense                                        (10,000)      (18,000)
Other income                                                 --        37,000
                                                    -----------   -----------

NET INCOME (LOSS)                                   $  (385,000)  $    95,000
                                                    ===========   ===========


NET INCOME (LOSS) PER SHARE - BASIC                 $     (0.06)  $      0.01
                                                    ===========   ===========

NET INCOME (LOSS) PER SHARE - DILUTED               $     (0.06)  $      0.01
                                                    ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING- BASIC     6,804,000     7,170,000
                                                    ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING- DILUTED   6,804,000     8,114,000
                                                    ===========   ===========


See accompanying notes                  2

                               I.D. SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              2003             2004
                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  income (loss)                                         $  (385,000)    $    95,000
Adjustments to reconcile net loss
  to cash used in operating activities:
  Depreciation and amortization                                 13,000          59,000
  Deferred rent expense                                          5,000           6,000
  Deferred revenues                                                            (21,000)
  Bad debt expense                                               2,000              --
  Changes in:
    Accounts receivable                                       (148,000)       (850,000)
    Inventory                                                  398,000         (17,000)
    Prepaid expenses and other assets                           77,000          41,000
    Investment in sale type leases                            (500,000)          9,000
    Installment receivable - non-current portion                49,000              --
    Deferred contract costs                                    (63,000)        (28,000)
    Accounts payable and accrued expenses                     (689,000)         90,000
                                                           -----------     -----------

        Net cash used in operating activities               (1,241,000)       (616,000)
                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                     (17,000)        (75,000)
  Purchases of investments                                  (1,165,000)       (386,000)
  Increase in interest receivable                              (24,000)         (8,000)
  Maturities of investments                                    574,000         550,000
  Amortization of (discount) premium on investments             38,000          42,000
  Officer loan                                                   2,000           3,000
                                                           -----------     -----------

    Net cash (used in) provided by investing activities       (592,000)        126,000
                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from term loan                                    1,000,000              --
  Repayment of term loan                                       (29,000)        (46,000)
  Proceeds from exercise of stock options                       23,000         332,000
                                                           -----------     -----------

    Net cash provided by financing activities                  994,000         286,000
                                                           -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (839,000)       (204,000)
Cash and cash equivalents - beginning of period              3,758,000       3,179,000
                                                           -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $ 2,919,000     $ 2,975,000
                                                           ===========     ===========


See accompanying notes                  3

                               I.D. SYSTEMS, INC.

                     Notes to Condensed Financial Statements
                                 March 31, 2004


NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of March 31, 2004, the results of its operations for the three-month periods ended March 31, 2003 and 2004 and cash flows for the three-month periods ended March 31, 2003 and 2004. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2003 included in the Company's Annual Report.

NOTE  B - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month period ended March 31, 2003, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

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

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------
                                                                                     2003               2004
                                                                                --------------     --------------
       Reported net income (loss)                                               $     (385,000)    $       95,000
       Stock-based employee compensation expense included in
                reported net income (loss), net of related tax effects                       0                  0
       Stock-based employee compensation determined under the
                fair value based method, net of related tax effects                   (140,000)          (295,000)
                                                                                --------------     --------------

       Pro forma net loss                                                       $     (525,000)    $     (200,000)
                                                                                ==============     ==============

       Loss per share (basic and diluted):
                As reported                                                             $(0.06)             $0.01
                                                                                ==============     ==============
                Pro forma                                                               $(0.08)            $(0.03)
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

NOTE F - LINE OF CREDIT

The Company has a working capital line of credit, with maximum borrowings of $500,000. Interest at the 30 day LIBOR Market Index Rate (1.2% at December 31,
2003) plus 1.75% is payable monthly. At March 31, 2004, the Company owed $137,000 under this line of credit. Outstanding principal amounts are payable by May 23, 2004.

NOTE G - DEFERRED CONTRACT COSTS

During 2003, the Company entered into a contract with a customer pursuant to which the Company's system will be implemented on a portion of the customer's fleet of vehicles. The Company will be entitled to issue sixty monthly invoices of up to $40,000 per month, each of which is contingent upon certain conditions being met. Costs directly attributable to this contract, consisting principally of engineering and manufacturing costs, are being deferred until implementation of the system is completed. The capitalized costs will be charged to cost of revenue in accordance with the cost recovery method, pursuant to which the capitalized contract costs will be reduced in each period by an amount equal to the revenue recognized until all of the capitalized costs are written off. As of March 31, 2004, the Company capitalized $703,000 of such contract costs and expects to incur additional costs until the installation is complete. The Company will continue to evaluate the carrying amount of the capitalized contract costs for potential impairment.

NOTE H - CONCENTRATION OF CUSTOMERS

Three customers accounted for 45%, 20% and 16%, respectively, of the Company's revenue during the three month period ended March 31, 2004. The same customers accounted for 40%, 11% and 14%, respectively, of the Company's accounts receivable as of March 31, 2004.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2003          2004
                                                          ------        ------
Revenues                                                   100.0%        100.0%
Cost of Revenues                                            46.9          46.4
                                                          ------        ------

Gross Profit                                                53.1          53.6
Selling, general and administrative expenses                67.3          47.1
Research and development expenses                           14.4           5.7
                                                          ------        ------

Income (loss) from operations                              (28.6)          0.8
Net interest income                                          4.7           1.3
Other Income                                                  --           1.4
                                                          ------        ------

NET INCOME (LOSS)                                          (23.9)%         3.5%
                                                          ------        ------

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003


REVENUES. Revenues were $2,705,000 in the three months ended March 31, 2004 compared to $1,609,000 in the three months ended March 31, 2003. The increase in revenues in the quarter ended March 31, 2004 is attributable primarily to continued customer acceptance and market penetration of the Company's patented Wireless Asset Net(TM) system for tracking and managing fleets of industrial equipment.

COST OF REVENUES. Cost of revenues were $1,255,000 in the three months ended March 31, 2004 compared to $755,000 in the three months ended March 31, 2003. As a percentage of revenues, cost of revenues were 46.4% in the three months ended March 31, 2004 as compared to 46.9% in the three months ended March 31, 2003. Gross profit was $1,450,000 in the three months ended March 31, 2004 compared to $854,000 in the three months ended March 31, 2003. As a percentage of revenues, gross profit increased to 53.6% in the three months ended March 31, 2004 from 53.1% in the three months ended March 31, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,273,000 in the three months ended March 31, 2004 compared to $1,083,000 in the three months ended March 31, 2003. This increase was primarily attributable to an increase in sales and marketing and customer service, payroll expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 47.1% in the three months ended March 31, 2004 from 67.3% in the three months ended March 31, 2003 as a result of the increase in revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $155,000 in the three months ended March 31, 2004 compared to $232,000 in the three months ended March 31, 2003. This decrease was attributable to the fact that an increased percentage of the Company's research and development expenses for the period ended March 31, 2004 were funded by a customer. That portion is included in cost of sales for the period ended March 31, 2004. As a percentage of revenues, research and development expenses decreased to 5.7% in the three months ended March 31, 2004 from 14.4% in the three months ended March 31, 2003.

NET INTEREST INCOME AND EXPENSE.
Interest income was $54,000 in the three months ended March 31, 2004 as compared to $86,000 in the three months ended March 31, 2003. This decrease is attributable to the assignment of certain sales type leases to a third-party leasing company. During the three month period ended March 31, 2003, the Company earned interest income in connection with sales type lease arrangements. The Company invests in investment grade commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $18,000 in the three months ended March 31, 2004 as compared to $10,000 in the three months ended March 31, 2003. This increase is attributable to the Company's working capital line of credit and its five-year term loan.

OTHER INCOME. Other income of $37,000 in the three-month period ended March 31, 2004 reflects rental income from a sublease arrangement.

NET INCOME (LOSS). Net income was $95,000 in the three months ended March 31, 2004 as compared to net loss of $385,000 in the three-month period ended March 31, 2003. This was due primarily to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had $8,208,000 of cash, cash equivalents and investments and $8,758,000 of working capital as compared to $8,618,000 and $8,180,000, respectively, at December 31, 2003.

Net cash used in operating activities for the three months ended March 31, 2004 was $616,000 as compared to net cash used in operating activities of $1,241,000 for the three months ended March 31, 2003. Net cash used in operating activities in the three months ended March 31, 2004 was due to an increase in accounts receivable of $850,000 offset by net income of $95,000, depreciation and amortization of $59,000 and an increase in accounts payable and accrued expenses of $90,000. Net cash used in operating activities in the three months ended
March 31, 2003 was due to a net loss of $385,000, an increase in accounts receivable of $148,000, an increase in investment in sales type leases of $500,000 and a decrease in accounts payable and accrued expenses of $689,000, offset by a decrease in inventory of $398,000.

Net cash provided by investing activities for the three months ended March 31, 2004 was $126,000 as compared to net cash used in investing activities for the three months ended March 31, 2003 of $592,000. Net cash provided by investing activities in the three months ended March 31, 2004 was primarily from maturities of investments of $550,000 partially offset by purchases of investments of $386,000 and purchases of fixed assets of $75,000. Net cash used in investing activities in the three months ended March 31, 2003 was primarily from purchases of investments of $1,165,000 partially offset by maturities of investments of $574,000.

Net cash provided by financing activities for the three months ended March 31, 2004 was $286,000 as compared to net cash provided by financing activities of $994,000 for the three months ended March 31, 2003. Net cash provided by financing activities in the three months ended March 31, 2004 was from the proceeds received in connection with the exercise of employee stock options of $332,000, offset by repayments of the five-year term loan of $46,000. Net cash provided by financing activities in the three months ended March 31, 2003 was from the proceeds of $1,000,000 received in connection with obtaining a five-year term loan, partially offset by repayments of the five-year term loan of $29,000.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including our principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company.

Additionally, there were no significant changes in the Company's internal control over financial reporting or in other factors that occurred during this quarter that could materially affect, or is reasonably likely to materially affect the Company's internal control over financial reporting. We have not identified any significant deficiencies or material weaknesses in our internal control over financial reporting, and therefore there were no corrective actions taken.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    I.D. Systems, Inc.


Dated: May 10, 2004                 By:      /s/ Jeffrey M. Jagid
                                         ---------------------------------------
                                         Jeffrey M. Jagid
                                         Chief Executive Officer
                                         (Principal Executive Officer)


Dated: May 10, 2004                 By:      /s/ Ned Mavrommatis
                                         ---------------------------------------
                                         Ned Mavrommatis
                                         Chief Financial Officer
                                         (Principal Financial Officer)