Form 10QSB
period 2004-06-30
ID SYSTEMS INC
filed 2004-08-13
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2004
                                 -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________

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

           Yes         X            No
                   -------                 -------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

           Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

           Yes                      No
                   -------                 -------

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of the close of business on August 1, 2004 was 7,594,755.


                                      INDEX

                               I.D. SYSTEMS, INC.
PART I - FINANCIAL INFORMATION.................................................................................................1

           Item 1.   Condensed Financial Statements............................................................................1

                     Condensed Balance Sheets as of December 31, 2003 and June 30, 2004 (unaudited)............................1

                     Condensed  Statement of Operations  (unaudited) for the three months and six months ended June 30,
                     2003 and 2004.............................................................................................2

                     Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2003 and 2004............3

                     Notes to Condensed Financial Statements...................................................................4

           Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....................7

           Item 3.   Controls And Procedures..................................................................................10

PART II - OTHER INFORMATION...................................................................................................11

           Item 6.   Exhibits and Reports on Form 8-K.........................................................................11

           Signatures ........................................................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

                               I.D. SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                                                JUNE 30, 2004
                                                                                    December 31, 2003            (UNAUDITED)
                                                                                  ---------------------    ---------------------
ASSETS
      Cash and cash equivalents                                                   $           3,179,000    $           4,705,000
      Short-term investments                                                                  3,339,000                2,881,000
      Accounts receivable                                                                     2,204,000                2,498,000
      Unbilled receivables                                                                           --                  983,000
      Inventory                                                                                 676,000                1,242,000
      Investment in sales type leases                                                            37,000                   38,000
      Interest receivable                                                                        75,000                   73,000
      Officer loan                                                                               10,000                   10,000
      Prepaid expenses and other current assets                                                 129,000                   30,000
                                                                                  ---------------------    ---------------------
           Total current assets                                                               9,649,000               12,460,000
Long-term investments                                                                         2,100,000                1,815,000
Fixed assets, net                                                                               845,000                  905,000
Investment in sales type leases                                                                  73,000                   54,000
Officer loan                                                                                     31,000                   26,000
Deferred contract costs                                                                         675,000                  670,000
Other assets                                                                                     97,000                   86,000
                                                                                  ---------------------    ---------------------

                                                                                  $          13,470,000    $          16,016,000
                                                                                  =====================    =====================

LIABILITIES
      Accounts payable and accrued expenses                                       $           1,055,000    $           1,645,000
      Long term debt - current portion                                                          188,000                  193,000
      Line of credit                                                                            137,000                  137,000
      Deferred revenue                                                                           89,000                   92,000
                                                                                  ---------------------    ---------------------
           Total current liabilities                                                          1,469,000                2,066,000
Long term debt                                                                                  648,000                  550,000
Deferred revenue                                                                                285,000                  239,000
Deferred rent                                                                                    89,000                  100,000
                                                                                  ---------------------    ---------------------

                                                                                              2,491,000                2,956,000
                                                                                  ---------------------    ---------------------

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued
Common stock; authorized 15,000,000 shares, $.01 par value; issued and
    outstanding 7,097,000 shares and 7,595,000 shares                                            71,000                   76,000
Additional paid-in capital                                                                   22,804,000               24,545,000
Treasury stock; 40,000 shares at cost                                                          (113,000)                (113,000)
Accumulated deficit                                                                         (11,783,000)             (11,448,000)
                                                                                  ----------------------   ---------------------

                                                                                             10,979,000               13,060,000
                                                                                  ---------------------    ---------------------

                                                                                  $          13,470,000    $          16,016,000
                                                                                  =====================    =====================

See accompanying notes

                               I.D. SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                   ---------------------------------       -----------------------------------
                                                         2003              2004                  2003               2004
                                                   ---------------   ---------------       ---------------    ---------------
Revenues                                           $     2,125,000   $     3,764,000       $     3,734,000    $     6,469,000
Cost of Revenues                                         1,076,000         1,867,000             1,831,000          3,122,000
                                                   ---------------   ---------------       ---------------    ---------------

Gross Profit                                             1,049,000         1,897,000             1,903,000          3,347,000
Selling, general and administrative expenses             1,105,000         1,434,000             2,188,000          2,707,000
Research and development expenses                          219,000           283,000               451,000            438,000
                                                   ---------------   ---------------       ---------------    ---------------

Income (loss) from operations                             (275,000)          180,000              (736,000)           202,000
Interest income                                             79,000            40,000               165,000             94,000
Interest expense                                           (15,000)          (15,000)              (25,000)           (33,000)
Other income                                                    --            37,000                    --             74,000
                                                   ---------------   ---------------       ---------------    ---------------

NET INCOME (LOSS)                                  $      (211,000)  $       242,000       $      (596,000)   $       337,000
                                                   ===============   ===============       ===============    ===============


NET INCOME (LOSS) PER SHARE - BASIC                $         (0.03)  $          0.03       $         (0.09)   $          0.05
                                                   ===============   ===============       ===============    ===============

NET INCOME (LOSS) PER SHARE - DILUTED              $         (0.03)  $          0.03       $         (0.09)   $          0.04
                                                   ===============   ===============       ===============    ===============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC                                    6,833,000         7,335,000             6,819,000          7,253,000
                                                   ===============   ===============       ===============    ===============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                                 6,833,000         8,634,000             6,819,000          8,374,000
                                                   ===============   ===============       ===============    ===============

See accompanying notes

                               I.D. SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                       -----------------------------------------
                                                                                              2003                   2004
                                                                                       ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      $         (596,000)    $          337,000
Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                                59,000                125,000
      Deferred rent expense                                                                        11,000                 11,000
      Deferred revenue                                                                            176,000                (43,000)
      Bad debt expense                                                                              2,000                     --
      Deferred contract costs                                                                    (121,000)                 5,000
      Changes in:
           Accounts receivable                                                                   (721,000)              (294,000)
           Unbilled receivables                                                                  (449,000)              (983,000)
           Inventory                                                                              560,000               (568,000)
           Prepaid expenses and other assets                                                      (62,000)               110,000
           Investment in sales type leases                                                        570,000                 18,000
           Installment receivable - non-current portion                                            82,000                     --
           Other liabilities                                                                      (50,000)                    --
           Accounts payable and accrued expenses                                                   60,000                590,000
                                                                                       ------------------     ------------------

                Net cash used in operating activities                                            (479,000)              (692,000)
                                                                                       ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed assets                                                                    (36,000)              (185,000)
      Purchase of investments                                                                  (2,582,000)              (487,000)
      Decrease (increase) in interest receivable                                                  (31,000)                 2,000
      Maturities of investments                                                                 1,424,000              1,106,000
      Amortization of  premium on investments                                                      94,000                124,000
      Collection of officer loan                                                                    5,000                  5,000
                                                                                       ------------------     ------------------

           Net cash (used in) provided by investing activities                                 (1,126,000)               565,000
                                                                                       ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from term loan                                                                   1,000,000                     --
      Repayment of term loan                                                                      (74,000)               (93,000)
      Proceeds from exercise of stock options                                                     185,000                721,000
      Proceeds from exercise of warrants                                                               --              1,025,000
                                                                                       ------------------     ------------------

           Net cash provided by financing activities                                            1,111,000              1,653,000
                                                                                       ------------------     ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (494,000)             1,526,000
Cash and cash equivalents - beginning of period                                                 3,758,000              3,179,000
                                                                                       ------------------     ------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $        3,264,000     $        4,705,000
                                                                                       ==================     ==================

See accompanying notes

                               I.D. SYSTEMS, INC.

                     Notes to Condensed Financial Statements
                                  June 30, 2004

NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of June 30, 2004, the results of its operations for the three-month and six-month periods ended June 30, 2003 and 2004 and cash flows for the six-month periods ended June 30, 2003 and 2004. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2003 included in the Company's Annual Report to Stockholders.

NOTE  B - EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Earnings (loss) per share for the three months and six months ended June 30, 2004 and 2003 are as follows:

                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             JUNE 30,                                JUNE 30,
                                                 ----------------------------------     -----------------------------------
                                                      2003               2004                2003                 2004
                                                 ---------------     --------------     ---------------      --------------
BASIC EARNINGS (LOSS) PER SHARE
Net income (loss)                                $     (211,000)     $      242,000     $     (596,000)      $      337,000
                                                 --------------      --------------     --------------       --------------

Weighted average shares outstanding                   6,833,000           7,335,000          6,819,000            7,253,000
                                                 --------------      --------------     --------------       --------------

Basic earnings (loss) per share                  $        (0.03)     $         0.03     $        (0.09)      $         0.05
                                                 ==============      ==============     ==============       ==============

DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss)                                $     (211,000)     $      242,000     $     (596,000)      $      337,000
                                                 --------------      --------------     --------------       --------------

Weighted average shares outstanding                   6,833,000           7,335,000          6,819,000            7,253,000
                                                 --------------      --------------     --------------       --------------

Dilutive effect of stock options                              0           1,299,000                  0            1,121,000
                                                 --------------      --------------     ---------------      --------------

Weighted average shares outstanding, diluted          6,833,000           8,634,000          6,819,000            8,374,000
                                                 --------------      --------------     ---------------      --------------

Diluted earnings (loss) per share                $        (0.03)     $         0.03     $        (0.09)      $         0.04
                                                 ==============      ==============     ==============       ==============

Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month and six-month periods ended June 30, 2003, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

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

                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        JUNE 30,                             JUNE 30,
                                                          ----------------------------------    ----------------------------------
                                                                2003              2004                2003              2004
                                                          ----------------  ----------------    ----------------  ----------------
Reported net income (loss)                                $      (211,000)  $       242,000     $      (596,000)  $       337,000
Stock-based employee compensation determined under the
    fair value based method, net of related tax effects          (209,000)         (307,000)           (443,000)         (602,000)
                                                          ---------------   ---------------     ---------------   ---------------

Pro forma net loss                                        $      (420,000)  $       (65,000)    $    (1,039,000)  $      (265,000)
                                                          ===============   ===============     ===============   ===============

Income (loss) per share - basic
           As reported                                    $         (0.03)  $          0.03     $         (0.09)  $          0.05
                                                          ===============   ===============     ===============   ===============
           Pro forma                                      $         (0.06)  $         (0.01)    $         (0.15)  $         (0.04)
                                                          ===============   ===============     ===============   ===============
Income (loss) per share - diluted
           As reported                                    $         (0.03)  $          0.03     $         (0.09)  $          0.04
                                                          ===============   ===============     ===============   ===============
           Pro forma                                      $         (0.06)  $         (0.01)    $         (0.15)  $         (0.04)
                                                          ===============   ===============     ===============   ===============

NOTE E - LONG TERM DEBT

In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30 day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan's floating interest expense, the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five year term. The loan is secured by all the assets of the Company. The fair value of the interest rate swap is not material to the financial statements or results of operations.

NOTE F - LINE OF CREDIT

The Company has a working capital line of credit, with maximum borrowings of $500,000. Interest at the 30 day LIBOR Market Index Rate plus 1.75% is payable monthly. At June 30, 2004, the Company owed $137,000 under this line of credit and the interest rate was 3.08%.

NOTE G - DEFERRED CONTRACT COSTS

During 2003, the Company entered into a contract with a customer pursuant to which the Company's system will be implemented on a portion of the customer's fleet of vehicles. The Company will be entitled to issue sixty monthly invoices of up to $40,000 per month, each of which is contingent upon certain conditions being met. Costs directly attributable to this contract, consisting principally of engineering and manufacturing costs, are being deferred until implementation of the system is completed. The capitalized costs will be charged to cost of revenue in accordance with the cost recovery method, pursuant to which the capitalized contract costs will be reduced in each period by an amount equal to the revenue recognized until all of the capitalized costs are written off. As of June 30, 2004, the Company capitalized $830,000 of such contract costs and amortized $160,000 of such costs. The implementation of the system is substantially completed and additional contract costs are not anticipated to be significant. The Company will continue to evaluate the carrying amount of the capitalized contract costs for potential impairment.

NOTE H - CONCENTRATION OF CUSTOMERS

Three customers accounted for 40%, 26% and 11%, respectively, of the Company's revenue during the six month period ended June 30, 2004. The same customers accounted for 32%, 36% and 3%, respectively, of the Company's accounts and unbilled receivable as of June 30, 2004.

NOTE I - UNBILLED RECEIVABLES

In accordance with a contractual arrangement with one customer, the Company is not able to invoice for systems delivered until the entire number of systems covered under the purchase ordered are delivered. As the systems are delivered and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue and records an unbilled receivable for the delivered systems. Once all the systems covered under the specific purchase order are delivered then the Company invoices the customer for the entire amount. At June 30, 2004 unbilled receivables were $983,000.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:


                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30,                  JUNE 30,
                                                   -------------------------   -----------------------
                                                      2003          2004          2003         2004
                                                   ---------     ---------     ---------    ---------
Revenues                                               100.0%        100.0%        100.0%       100.0%
Cost of Revenues                                        50.6          49.6          49.0         48.3
                                                   ---------     ---------     ---------    ---------

Gross Profit                                            49.4          50.4          51.0         51.7
Selling, general and administrative expenses            52.0          38.1          58.6         41.8
Research and development expenses                       10.3           7.5          12.1          6.8
                                                   ---------     ---------     ---------    ---------

Income (loss) from operations                          (12.9)          4.8         (19.7)         3.1
Net interest income                                      3.0           0.6           3.7          0.9
Other income                                              --           1.0            --          1.1
                                                   ---------     ---------     ---------    ---------

NET INCOME (LOSS)                                       (9.9)%         6.4%        (16.0)%        5.1%
                                                   ---------     ---------     ---------    ---------

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REVENUES. Revenues were $3,764,000 in the three months ended June 30, 2004 compared to $2,125,000 in the three months ended June 30, 2003. The increase in revenues in the three-month period is attributable primarily to continued customer acceptance and market penetration of the Company's Wireless Asset Net system for tracking and managing fleets of industrial equipment. Included in revenues in the three months ended June 30, 2004 is $120,000 of revenue related to the contract described in Note G.

COST OF REVENUES. Cost of revenues were $1,867,000 in the three months ended June 30, 2004 compared to $1,076,000 in the three months ended June 30, 2003. As a percentage of revenues, cost of revenues were 49.6% in the three months ended June 30, 2004 compared to 50.6% in the three months ended June 30, 2003. This decrease resulted from cost reductions to the hardware component of the Company's system. Gross profit was $1,897,000 in the three months ended June 30, 2004 compared to $1,049,000 in the three months ended June 30, 2003. As a percentage of revenues, gross profit increased to 50.4% in the three months ended June 30, 2004 from 49.4% in the three months ended June 30, 2003. Included in costs of revenues in the three months ended June 30, 2004 is $120,000 of amortized capitalized costs associated with the contract described in Note G. In accordance with the cost recovery method, the capitalized contract costs were reduced by the same amount equal to the revenue recognized in the period. Excluding the amortization of the deferred contract costs of $120,000 for the three months ended June 30, 2004, gross profit as a percentage of revenues was 52.1% in comparison 49.4% in the three months ended June 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,434,000 in the three months ended June 30, 2004 compared to $1,105,000 in the three months ended June 30, 2003. This increase was primarily attributable to increased sales, marketing and customer service payroll expenses. As a percentage of revenues, however, selling, general and administrative expenses decreased to 38.1% in the three months ended June 30, 2004 from 52.0% in the three months ended June 30, 2003 as a result of an increase in revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $283,000 in the three months ended June 30, 2004 compared to $219,000 in the three months ended June 30, 2003. As a percentage of revenues, however, research and development expenses decreased to 7.5% in the three months ended June 30, 2004 from 10.3% in the three months ended June 30, 2003 as a result of an increase in revenue.

NET INTEREST INCOME AND EXPENSE. Interest income was $40,000 in the three months ended June 30, 2004 compared to $79,000 in the three months ended June 30, 2003. This decrease was attributable to the assignment of certain sales type leases to a third-party leasing company. During the three month period ended June 30, 2003, the Company earned interest income in connection with sales type lease arrangements. The Company invests in investment grade commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $15,000 in the three months ended June 30, 2004 compared to $15,000 in the three months ended June 30, 2003.

OTHER INCOME. Other income of $37,000 in the three-month period ended June 30, 2004 reflects rental income from a sublease arrangement.

NET INCOME (LOSS). Net income was $242,000, or $0.03 per diluted share, in the three months ended June 30, 2004 compared to a net loss of $211,000, or $(0.03) per diluted share, in the three months ended June 30, 2003. This was due primarily to the reasons described above.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUES. Revenues were $6,469,000 in the six months ended June 30, 2004 compared to $3,734,000 in the six months ended June 30, 2003. The increase in revenues in the six-month period is attributable primarily to continued customer acceptance and market penetration of the Company's Wireless Asset Net system for tracking and managing fleets of industrial equipment. Included in revenues in the six months ended June 30, 2004 is $160,000 of revenue related to the contract described in Note G.

COST OF REVENUES. Cost of revenues were $3,122,000 in the six months ended June 30, 2004 compared to $1,831,000 in the six months ended June 30, 2003. As a percentage of revenues, cost of revenues were 48.3% in the six months ended June 30, 2004 as compared to 49.0% in the six months ended June 30, 2003. This decrease resulted from cost reductions to the hardware component of the Company's system. Gross profit was $3,347,000 in the six months ended June 30, 2004 compared to $1,903,000 in the six months ended June 30, 2003. As a percentage of revenues, gross profit increased to 51.7% in the six months ended June 30, 2004 from 51.0% in the six months ended June 30, 2003. Included in costs of revenues in the six months ended June 30, 2004 is $160,000 of amortized capitalized costs associated with the contract described in Note G. In accordance with the cost recovery method, the capitalized contract costs were reduced by the same amount equal to the revenue recognized in the period. Excluding the amortization of the deferred contract costs of $160,000 for the six months ended June 30, 2004, gross profit as a percentage of revenues was 53.1% in comparison 51.0% in the six months ended June 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,707,000 in the six months ended June 30, 2004 compared to $2,188,000 in the six months ended June 30, 2003. This increase was primarily attributable to increased sales, marketing and customer service payroll expenses. As a percentage of revenues, however, selling, general and administrative expenses decreased to 41.8% in the six months ended June 30, 2004 from 58.6% in the six months ended June 30, 2003 as a result of an increase in revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $438,000 in the six months ended June 30, 2004 compared to $451,000 in the six months ended June 30, 2003. As a percentage of revenues, however, research and development expenses decreased to 6.8% in the six months ended June 30, 2004 from 12.1% in the six months ended June 30, 2003 as a result of an increase in revenues.

NET INTEREST INCOME AND EXPENSE.
Interest income was $94,000 in the six months ended June 30, 2004 compared to $165,000 in the six months ended June 30, 2003. This decrease was attributable to the assignment of certain sales type leases to a third-party leasing company. During the six month period ended June 30, 2003, the Company earned interest income in connection with sales type lease arrangements. The Company invests in investment grade commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $33,000 in the six months ended June 30, 2004 compared to $25,000 in the six months ended June 30, 2003. This increase is attributable to the Company's working capital line of credit and its five year term loan.

NET LOSS. Net income was $337,000, or $0.04 per diluted share, in the six months ended June 30, 2004 compared to net loss of $596,000, or $(0.09) per diluted share, in the six-months ended June 30, 2003. This was due primarily to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had $9,401,000 of cash, cash equivalents and investments and $10,394,000 of working capital as compared to $8,618,000 and $8,180,000, respectively, at December 31, 2003.

Net cash used in operating activities was $692,000 for the six months ended June 30, 2004 compared to net cash used in operating activities of $479,000 for the six months ended June 30, 2003. Net cash used in operating activities in the six months ended June 30, 2004 was primarily due to an increase in accounts receivable of $294,000, an increase in unbilled receivables of $983,000 and an increase in inventory of $568,000 due to the building of finished goods to be able to deliver quicker on customer orders, partially offset by an increase in accounts payable and accrued expenses of $590,000 and net income of $337,000. Net cash used in operating activities in the six months ended June 30, 2003 was primarily due to the net loss of $596,000, an increase in accounts receivable of $721,000, an increase in unbilled receivables of $449,000 and an increase in deferred contract costs of $121,000, partially offset by a decrease in inventory of $560,000, a decrease in investment in sales type leases of $570,000 resulting from the proceeds from the assignment of certain sales type leases to a third party and an increase in deferred revenue of $176,000.

Net cash provided by investing activities for the six months ended June 30, 2004 was $565,000 compared to net cash used in investing activities of $1,126,000 for the six months ended June 30, 2003. Net cash provided by investing activities in the six months ended June 30, 2004 was primarily for the maturities of investments of $1,106,000, offset by purchases of investments of $487,000 and purchases of fixed assets of $185,000. Net cash used in investing activities in the six months ended June 30, 2003 was primarily for the purchase of investments of $2,582,000, offset by maturities of investments of $1,424,000.

Net cash provided by financing activities for the six months ended June 30, 2004 was $1,653,000 compared to net cash provided by financing activities of $1,111,000 in the six months ended June 30, 2003. Net cash provided by financing activities for the six months ended June 30, 2004 was from $1,025,000 of proceeds received in connection with the exercise of warrants and $721,000 from proceeds received in connection with exercise of employee stock options. Net cash provided by financing activities for the six months ended June 30, 2003 was from the proceeds of $1,000,000, received in connection with obtaining a five year term loan and $185,000 from proceeds received in connection with exercise of employee stock options.

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

ITEM 3.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including our principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no significant changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         On May 10, 2004, the Company filed a report on Form 8-K under Items 7 and 12, which included a press release issued announcing its results of operations and financial condition for the first quarter of 2004.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         I.D.Systems, Inc.


Dated: August 13, 2004                   By:    /s/ Jeffrey M. Jagid
                                                --------------------
                                                Jeffrey M. Jagid
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Dated: August 13, 2004                   By:    /s/ Ned Mavrommatis
                                                -------------------
                                                Ned Mavrommatis
                                                Chief Financial Officer
                                                (Principal Financial Officer)