Form 10QSB
period 2004-09-30
ID SYSTEMS INC
filed 2004-11-12
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2004
                                 ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

Commission File Number:  1-15087

                               I.D. SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                   22-3270799
              --------                                   ----------
  (State or other jurisdiction or            (I.R.S. Employer Identification No)
  incorporation or organization)

               ONE UNIVERSITY PLAZA, HACKENSACK, NEW JERSEY 07601
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of the close of business on November 1, 2004 was 7,675,105.

                                      INDEX

                               I.D. SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.                                    Page
                                                                            ----

    Condensed Balance Sheets as of December 31, 2003
       and September 30, 2004 (unaudited)                                     1

    Condensed Statements of Operations (unaudited)
       for the three months and nine months ended September 30, 2003
       and 2004                                                               2

    Condensed Statements of Cash Flows (unaudited)
       for the nine months ended September 30, 2003 and 2004                  3

    Notes to Condensed Financial Statements                                   4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        7

ITEM 3.  CONTROLS AND PROCEDURES                                             11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    12

Signatures                                                                   13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                               I.D. SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

                                                                  December 31, SEPTEMBER 30, 2004
                                                                      2003        (UNAUDITED)
                                                                  ------------    ------------
ASSETS
     Cash and cash equivalents                                    $  3,179,000    $  4,924,000
     Short-term investments                                          3,339,000       3,724,000
     Accounts receivable                                             2,204,000       3,304,000
     Unbilled receivables                                                   --         788,000
     Inventory                                                         676,000       1,109,000
     Investment in sales type leases                                    37,000          39,000
     Interest receivable                                                75,000          60,000
     Officer loan                                                       10,000          10,000
     Prepaid expenses and other current assets                         129,000         189,000
                                                                  ------------    ------------
         Total current assets                                        9,649,000      14,147,000
Long-term investments                                                2,100,000              --
Fixed assets, net                                                      845,000         878,000
Investment in sales type leases                                         73,000          44,000
Officer loan                                                            31,000          23,000
Deferred contract costs                                                675,000         577,000
Other assets                                                            97,000          88,000
                                                                  ------------    ------------

                                                                  $ 13,470,000    $ 15,757,000
                                                                  ============    ============

LIABILITIES
     Accounts payable and accrued expenses                        $  1,055,000    $  1,174,000
     Long term debt - current portion                                  188,000         196,000
     Line of credit                                                    137,000              --
     Deferred revenue                                                   89,000          93,000
                                                                  ------------    ------------
         Total current liabilities                                   1,469,000       1,463,000
Long term debt                                                         648,000         500,000
Deferred revenue                                                       285,000         215,000
Deferred rent                                                           89,000         106,000
                                                                  ------------    ------------

                                                                     2,491,000       2,284,000
                                                                  ------------    ------------
STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value;
   none issued
Common stock; authorized 15,000,000 shares, $.01 par value;
   issued and outstanding 7,097,000 shares and 7,675,000 shares         71,000          77,000
Additional paid-in capital                                          22,804,000      24,912,000
Treasury stock; 40,000 shares at cost                                 (113,000)       (113,000)
Accumulated deficit                                                (11,783,000)    (11,403,000)
                                                                  ------------    ------------

                                                                    10,979,000      13,473,000
                                                                  ------------    ------------

                                                                  $ 13,470,000    $ 15,757,000
                                                                  ============    ============

See accompanying notes

                               I.D. SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                   2003           2004           2003           2004
                                               -----------    -----------    -----------    -----------
Revenues                                       $ 1,743,000    $ 3,289,000    $ 5,477,000    $ 9,758,000
Cost of Revenues                                   812,000      1,467,000      2,643,000      4,589,000
                                               -----------    -----------    -----------    -----------

Gross Profit                                       931,000      1,822,000      2,834,000      5,169,000
Selling, general and administrative expenses     1,087,000      1,470,000      3,275,000      4,177,000
Research and development expenses                  243,000        372,000        694,000        810,000
                                               -----------    -----------    -----------    -----------

Income (loss) from operations                     (399,000)       (20,000)    (1,135,000)       182,000
Interest income                                     79,000         44,000        244,000        138,000
Interest expense                                   (16,000)       (16,000)       (41,000)       (49,000)
Other income                                            --         37,000             --        111,000
                                               -----------    -----------    -----------    -----------

NET INCOME (LOSS)                              $  (336,000)   $    45,000    $  (932,000)   $   382,000
                                               ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE - BASIC            $     (0.05)   $      0.01    $     (0.14)   $      0.05
                                               ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE - DILUTED          $     (0.05)   $      0.01    $     (0.14)   $      0.05
                                               ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
BASIC                                            6,898,000      7,629,000      6,845,000      7,380,000
                                               ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
DILUTED                                          6,898,000      8,976,000      6,845,000      8,477,000
                                               ===========    ===========    ===========    ===========

See accompanying notes
                                       2

                               I.D. SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                2003           2004
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $  (932,000)   $   382,000
Adjustments to reconcile net income (loss) to cash
used in operating activities:
  Depreciation and amortization                                 118,000        184,000
  Deferred rent expense                                          17,000         17,000
  Deferred revenue                                              196,000        (66,000)
  Bad debt expense                                               15,000             --
  Deferred contract costs                                      (187,000)        98,000
  Changes in:
    Accounts receivable                                        (677,000)    (1,100,000)
    Unbilled receivables                                       (105,000)      (788,000)
    Inventory                                                   317,000       (435,000)
    Prepaid expenses and other assets                           (23,000)       (51,000)
    Investment in sales type leases                             580,000         27,000
    Installment receivable                                      131,000             --
    Other liabilities                                           (50,000)            --
    Accounts payable and accrued expenses                      (217,000)       119,000
                                                            -----------    -----------
       Net cash used in operating activities                   (817,000)    (1,613,000)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                   (251,000)      (217,000)
    Purchase of investments                                  (3,723,000)      (487,000)
    Maturities of investments                                 2,174,000      2,054,000
    Increase (decrease) in interest receivable                  (34,000)        15,000
    Amortization of premium on investments                      128,000        148,000
   Collection of officer loan                                     7,000          8,000
                                                            -----------    -----------
      Net cash (used in) provided by investing activities    (1,699,000)     1,521,000
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from term loan                                     1,000,000             --
  Repayment of term loan                                       (118,000)      (140,000)
  Repayment of line of credit                                        --       (137,000)
  Proceeds from exercise of stock options                       523,000      1,089,000
  Proceeds from exercise of warrants                                 --      1,025,000
                                                            -----------    -----------
     Net cash provided by financing activities                1,405,000      1,837,000
                                                            -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     1,111,000      1,745,000
Cash and cash equivalents - beginning of period               3,758,000      3,179,000
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                   $ 2,647,000    $ 4,924,000
                                                            ===========    ===========


See accompanying notes
                                       3

                               I.D. SYSTEMS, INC.

                     Notes to Condensed Financial Statements
                               September 30, 2004


NOTE A - BASIS OF REPORTING

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of September 30, 2004, the results of its operations for the three-month and nine-month periods ended September 30, 2003 and 2004 and cash flows for the nine-month periods ended September 30, 2003 and 2004. The results of operations for the three - month and nine - month periods ended September 30, 2004 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2003 included in the Company's Annual Report to Stockholders.


NOTE B - EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Earnings (loss) per share for the three months and nine months ended September 30, 2004 and 2003 are as follows:

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                  ------------------------------    -----------------------------
                                                      2003             2004            2003              2004
                                                  -------------     ------------    -------------    ------------
BASIC EARNINGS (LOSS) PER SHARE
Net income (loss)                                 $   (336,000)     $     45,000    $   (932,000)    $    382,000
                                                  -------------     ------------    -------------    ------------

Weighted average shares outstanding                  6,898,000         7,629,000       6,845,000        7,380,000
                                                  ------------      ------------    ------------     ------------

Basic earnings (loss) per share                   $      (0.05)     $       0.01    $      (0.14)    $       0.05
                                                  =============     ============    =============    ============

DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss)                                 $   (336,000)     $     45,000    $   (932,000)    $    382,000
                                                  -------------     ------------    -------------    ------------

Weighted average shares outstanding                  6,898,000         7,629,000       6,845,000        7,380,000
                                                  ------------      ------------    ------------     ------------

Dilutive effect of stock options                             0         1,347,000               0        1,097,000
                                                  ------------      ------------    ------------     ------------

Weighted average shares outstanding, diluted         6,898,000         8,976,000       6,845,000        8,477,000
                                                  ------------      ------------    ------------     ------------

Diluted earnings (loss) per share                 $      (0.05)     $       0.01    $     (0.14)     $       0.05
                                                  =============     ============    ============     ============

Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month and nine -month periods ended September 30, 2003, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

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

                                                            THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------   ------------------------------
                                                                  2003             2004             2003             2004
                                                            -------------     --------------   --------------  --------------
Reported net income (loss)                                  $    (336,000)    $       45,000   $    (932,000)  $      382,000
Stock-based employee compensation determined under the
fair value based method, net of related tax effects              (216,000)         (327,000)        (659,000)       (929,000)
                                                            -------------     --------------   --------------  --------------

Pro forma net loss                                          $    (552,000)    $    (282,000)   $  (1,591,000)  $    (547,000)
                                                            ==============    ==============   ==============  ==============
Income (loss) per share -basic
         As reported                                               $(0.05)             $0.01          $(0.14)           $0.05
                                                            ==============    ==============   ==============  ==============
         Pro forma                                                 $(0.08)           $(0.04)          $(0.23)         $(0.07)
                                                            ==============    ==============   ==============  ==============
Income (loss) per share - diluted
         As reported                                               $(0.05)             $0.01          $(0.14)           $0.05
                                                            ==============    ==============   ==============  ==============
         Pro forma                                                 $(0.08)           $(0.04)          $(0.23)         $(0.07)
                                                            ==============    ==============   ==============  ==============

NOTE E - LONG TERM DEBT

In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30 day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan's floating interest expense, the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five year term. The loan is secured by all the assets of the Company. The fair value of the interest rate swap is not material to the financial statements or results of operations. At September 30, 2004, there was approximately $696,000 outstanding under the term loan and the Company was in compliance with the covenants under the term loan. The fair value of the interest rate swap is not material to the financial statements or results of operations.

NOTE F- LINE OF CREDIT

The Company has a working capital line of credit, with maximum borrowings of $500,000. Interest at the 30 day LIBOR Market Index Rate plus 1.75% is payable monthly. At September 30, 2004, the Company did not owe anything under the line of credit.

NOTE G - DEFERRED CONTRACT COSTS

During 2003, the Company entered into a contract with a customer pursuant to which the Company's system will be implemented on a portion of the customer's fleet of vehicles. The Company will be entitled to issue sixty monthly invoices of up to $40,000 per month, each of which is contingent upon certain conditions being met. Costs directly attributable to this contract, consisting principally of engineering and manufacturing costs, are being deferred until implementation of the system is completed. The capitalized costs will be charged to cost of revenue in accordance with the cost recovery method, pursuant to which the capitalized contract costs will be reduced in each period by an amount equal to the revenue recognized until all of the capitalized costs are written off. As of September 30, 2004, the Company capitalized $857,000 of such contract costs and amortized $280,000 of such costs. The implementation of the system is substantially completed and additional contract costs are not anticipated to be significant. The Company will continue to evaluate the carrying amount of the capitalized contract costs for potential impairment.

NOTE H - CONCENTRATION OF CUSTOMERS

Four customers accounted for 42%, 21% , 12% and 10%, respectively, of the Company's revenue during the nine month period ended September 30, 2004. The same customers accounted for 56%, 9%, 8% and 10%, respectively, of the Company's accounts and unbilled receivable as of September 30, 2004.

NOTE I - UNBILLED RECEIVABLES

In accordance with a contractual arrangement with one customer, the Company is not able to invoice for systems delivered until the entire number of systems covered under the purchase ordered are delivered. As the systems are delivered and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue and records an unbilled receivable for the delivered systems. Once all the systems covered under the specific purchase order are delivered, the Company invoices the customer for the entire amount. At September 30, 2004 unbilled receivables were $788,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere herein.

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on management's beliefs as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that the Company's actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products and other statements under "Risk Factors" set forth in our Form 10-KSB for the fiscal year ended December 31, 2003 and other filings with the Securities and Exchange Commission (the "SEC"). The forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors. The Company undertakes no obligation to publicly release the results on any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The Company makes available through its internet website free of charge its annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, amendments to such reports and other filings made by us with the SEC, as soon as practicable after the Company electronically files such reports and filings with the SEC. The Company's website address is www.id-systems.com. The information contained in this website is not incorporated by reference in this report.

         In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, accordingly, all amounts are approximations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                                   ------------------------------------    ----------------------------
                                                        2003                 2004             2003            2004
                                                   ---------------       --------------    -----------     ------------
Revenues                                                    100.0 %              100.0 %        100.0 %          100.0 %
Cost of Revenues                                             46.6                 44.6           48.2             47.0
                                                   ---------------       --------------    -----------     ------------
Gross Profit                                                 53.4                 55.4           51.8             53.0
Selling, general and administrative expenses                 62.4                 44.7           59.8             42.8
Research and development expenses                            13.9                 11.3           12.7              8.3
                                                   ---------------       --------------    -----------     ------------
Income (loss) from operations                               (22.9)                (0.6)         (20.7)             1.9
Net interest income                                           3.6                  0.8            3.7              0.9
Other income                                                   --                  1.2             --              1.1
                                                   ---------------       --------------    -----------     ------------
NET INCOME (LOSS)                                          (19.3) %                1.4 %       (17.0) %            3.9 %
                                                   ---------------       --------------    -----------     ------------

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES. Revenues were $3,289,000 in the three months ended September 30, 2004 as compared to $1,743,000 in the three months ended September 30, 2003. The increase in revenues in the three-month period was attributable to increased sales of the Company's Wireless Asset Net system for tracking and managing fleets of industrial equipment. Included in revenues in the three months ended September 30, 2004 is $120,000 of revenues related to the contract described in Note G. The revenue was offset by $120,000 of amortized capital costs included in costs of revenues.

COST OF REVENUES. Cost of revenues were $1,467,000 in the three months ended September 30, 2004 as compared to $812,000 in the three months ended September 30, 2003. As a percentage of revenues, cost of revenues were 44.6% in the three months ended September 30, 2004 as compared to 46.6% in the three months ended September 30, 2003. This percentage decrease was primarily attributable to the increased sale of higher margin services during the three-month period ended September 30, 2004, as well as from cost reductions to the hardware components of the Company's system. Gross profit was $1,822,000 in the three months ended September 30, 2004 compared to $931,000 in the three months ended September 30, 2003. As a percentage of revenues, gross profit increased to 55.4% in the three months ended September 30, 2004 from 53.4% in the three months ended September 30, 2003. Included in costs of revenues in the three months ended September 30, 2004 is $120,000 of amortized capitalized costs associated with the contract described in Note G. In accordance, with the cost recovery method, the capitalized contract costs were reduced by the same amount equal to the revenue recognized in the period. Excluding the amortization of the deferred contract costs of $120,000 for the three months ended September 30, 2004, gross profit as a percentage of revenues was 57.4% in comparison to 53.4% in the three months ended September 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,470,000 in the three months ended September 30, 2004 as compared to $1,087,000 in the three months ended September 30, 2003. This increase was primarily attributable to increased expenses associated with hiring additional sales, marketing and customer service personnel. As a percentage of revenues, however, selling, general and administrative expenses decreased to 44.7% in the three months ended September 30, 2004 from 62.4% in the three months ended September 30, 2003 as a result of an increase in revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $372,000 in the three months ended September 30, 2004 as compared to $243,000 in the three months ended September 30, 2003. This increase was attributable to furthering our efforts to reduce costs, increase flexibility and enhance the functionality of the Company's systems. As a percentage of revenues, however, research and development expenses decreased to 11.3% in the three months ended September 30, 2004 from 13.9% in the three months ended September 30, 2003 as a result of an increase in revenues.

NET INTEREST INCOME AND EXPENSE.

Interest income was $44,000 in the three months ended September 30, 2004 as compared to $79,000 in the three months ended September 30, 2003. This decrease was attributable to the assignment of certain sales type leases to a third party leasing company. During the three month period ended September 30, 2003, the Company earned interest income in connection with sales type lease arrangements. The Company invests in investment grade commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $16,000 in the three months ended September 30, 2004 and 2003.

OTHER INCOME. Other income of $37,000 in the three-month period ended September 30, 2004 reflects rental income from a sublease arrangement.

NET INCOME (LOSS). Net income was $45,000 or $0.01 per basic and diluted share, in the three months ended September 30, 2004 compared to a net loss of $336,000, or $(0.05) per basic and diluted share, in the three months ended September 30, 2003. This was due primarily to the reasons described above.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES. Revenues were $9,758,000 in the nine months ended September 30, 2004 as compared to $5,477,000 in the nine months ended September 30, 2003. The increase in revenues in the nine-month period is attributable to increased sales of the Company's Wireless Asset Net system for tracking and managing fleets of industrial equipment. Included in revenues in the nine months ended September 30, 2004 is $280,000 of revenues related to the contract described in Note G. The revenue is offset by $280,000 of amortized capital costs included in costs of revenues.

COST OF REVENUES. Cost of revenues were $4,589,000 in the nine months ended September 30, 2004 as compared to $2,643,000 in the nine months ended September 30, 2003. As a percentage of revenues, cost of revenues were 47.0% in the nine months ended September 30, 2004 as compared to 48.2% in the nine months ended September 30, 2003. This percentage decrease was primarily attributable to the increased sale of higher margin services during the nine-month period ended September 30, 2004, as well as from cost reductions to the hardware components of the Company's system. Gross profit was $5,169,000 in the nine months ended September 30, 2004 compared to $2,834,000 in the nine months ended September 30, 2003. As a percentage of revenues, gross profit increased to 53.0% in the nine months ended September 30, 2004 from 51.8% in the nine months ended September 30, 2003. Included in costs of revenues in the nine months ended September 30, 2004 is $280,000 of amortized capitalized costs associated with the contract described in Note G. In accordance, with the cost recovery method, the capitalized contract costs were reduced by the same amount equal to the revenue recognized in the period. Excluding the amortization of the deferred contract costs of $280,000 for the nine months ended September 30, 2004, gross profit as a percentage of revenues was 54.5% in comparison to 51.8% in the nine months ended September 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4,177,000 in the nine months ended September 30, 2004 as compared to $3,275,000 in the nine months ended September 30, 2003. This increase was primarily attributable to increased expenses associated with hiring additional sales, marketing and customer service personnel. As a percentage of revenues, however, selling, general and administrative expenses decreased to 42.8% in the nine months ended September 30, 2004 from 59.8% in the nine months ended September 30, 2003 as a result of an increase in revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $810,000 in the nine months ended September 30, 2004 as compared to $694,000 in the nine months, ended September 30, 2003. This increase was attributable to furthering our efforts to reduce costs, increase flexibility and enhance the functionality of the Company's systems. As a percentage of revenues, however, research and development expenses decreased to 8.3% in the nine months ended September 30, 2004 from 12.7% in the nine months ended September 30, 2003 as a result of an increase in revenue.

NET INTEREST INCOME AND EXPENSE.

Interest income was $138,000 in the nine months ended September 30, 2004 as compared to $244,000 in the nine months ended September 30, 2003. This decrease was attributable to the assignment of certain sales type leases to a third party leasing company. During the nine month period ended September 30, 2003, the Company earned interest income in connection with sales type lease arrangements. The Company invests in investment grade commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $49,000 in the nine months ended September 30, 2004 compared to $41,000 in the nine months ended September 30, 2003.

OTHER INCOME. Other income of $111,000 in the nine-month period ended September 30, 2004 reflects rental income from a sublease arrangement.

NET INCOME (LOSS). Net income was $382,000 or $0.05 per basic and diluted share, in the nine months ended September 30, 2004 compared to a net loss of $932,000 or $(0.14) per basic and diluted share, in the nine months ended September 30, 2003. This was due primarily to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had $8,648,000 of cash, cash equivalents and investments and $12,684,000 of working capital as compared to $8,618,000 and $8,180,000, respectively, at December 31, 2003.

Net cash used in operating activities was $1,613,000 for the nine months ended September 30, 2004 as compared to net cash used in operating activities of $817,000 for the nine months ended September 30, 2003. Net cash used in operating activities in the nine months ended September 30, 2004 was primarily due to an increase in accounts receivable of $1,100,000, an increase in unbilled receivables of $788,000, and an increase in inventory of $435,000, partially offset by net income of $382,000, depreciation and amortization of $184,000 and an increase in accounts payable and accrued expenses of $119,000. Net cash used in operating activities in the nine months ended September 30, 2003 was primarily due to the net loss of $932,000, an increase in accounts receivable of $677,000, an increase in unbilled receivables of $105,000, an increase in deferred contract costs of $187,000 and a decrease in accounts payable and accrued expenses of $217,000, partially offset by a decrease in investment in sales type leases of $580,000, a decrease in inventory of $317,000, depreciation ands amortization of $118,000, a decrease in installment receivable of $131,000, and an increase in deferred revenue of $196,000.

Net cash provided by investing activities for the nine months ended September 30, 2004 was $1,521,000 as compared to net cash used in investing activities of $1,699,000 for the nine months ended September 30, 2003. Net cash provided by
investing   activities  in  the  nine  months  ended   September  30,  2004  was
attributable to maturities of investments of $2,054,000, partially offset by purchases of investments of $246,000 and the purchase of fixed assets of $217,000. Net cash used in investing activities in the nine months ended September 30, 2003 was attributable to the purchase of investments of $3,723,000 and the purchase of fixed assets of $246,000, offset by maturities of investments of $2,174,000.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $1,837,000 as compared to cash provided by financing activities of $1,405,000 for the nine months ended September 30, 2003. Net cash provided by financing activities for the nine months ended September 30, 2004, resulted from $1,089,000 of proceeds received from exercise of employee stock options and $1,025,000 of proceeds received in connection with the exercise of warrants, partially offset by $277,000 of debt repayments. Net cash provided by financing activities for the nine months ended September 30, 2003, resulted from the proceeds, of $1,000,000, received in connection with obtaining a five year term loan and $523,000 of proceeds received from exercise of employee stock options partially offset by $118,000 of repayments of the term loan.

The Company believes that cash flow from operations, together with its cash, cash equivalents and investments will be sufficient to fund its operations for the next twelve months.

The Company believes its operations have not been and, in the foreseeable future, will not be materially adversely affected by inflation or changing prices.

RECENTLY ISSUED FINANCIAL STANDARDS

The Company believes that recently issued financial standards will not have a significant impact on our results of operations, financial position or cash flows.

CRITICAL ACCOUNTING POLICIES

For the nine month period ended September 30, 2004, there were no significant changes to our accounting policies from those reported in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On September 1, 2004, I.D. Systems, Inc. filed a complaint against Access Control Group L.L.C. ("Access") in the United States District Court in the District of New Jersey asserting patent infringement (the "Action").

The Action seeks an injunction against continued infringement, treble damages resulting from the infringement and the defendant's conduct, interest on the damages, and such further relief as the Court deems just and appropriate. On October 20, 2004, Access filed an answer and counterclaims in the Action, seeking declaratory judgments for non-infringement, invalidity and unenforceability of the patent asserted by I.D. Systems, Inc. I.D. Systems considers these counterclaims to be meritless and intends to defend against these claims vigorously. The parties are in discovery.

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS:

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K:

         There were no reports on Form 8-K filed during the quarter ended September 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    I.D. Systems, Inc.


Dated: November 12, 2004            By: /s/ Jeffrey M. Jagid
                                        ---------------------------------
                                        Jeffrey M. Jagid
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Dated: November 12, 2004            By: /s/ Ned Mavrommatis
                                        ---------------------------------
                                        Ned Mavrommatis
                                        Chief Financial Officer
                                        (Principal Financial Officer)