Form 10KSB
period 2004-12-31
ID SYSTEMS INC
filed 2005-03-29
CIK 49615

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004     Commission file number: 1-15087


                               I.D. SYSTEMS, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                      22-3270799
---------------------------------                    ------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)


One University Plaza, Hackensack, New Jersey             07601
--------------------------------------------          ----------
(Address of Principal Executive Offices)              (Zip Code)

            Issuer's telephone number, including area code: (201) 996-9000 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year = $13,741,000.

The aggregate market value of the Common Stock held by nonaffiliates of the Issuer was approximately $72,210,000 based upon the last sales price of such stock on March 15, 2005, as disclosed on The NASDAQ National Market (IDSY).

The number of shares of common stock, par value $0.01 per share, outstanding as of March 15, 2005 was 7,707,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement to be filed in 0connection with the issuer's 2005 annual meeting of stockholders.

                                TABLE OF CONTENTS
                                -----------------

                                                                                           PAGE
                                                                                           ----

PART I.  .....................................................................................1

         Item 1.    Description of Business...................................................1

         Item 2.    Description of Properties................................................16

         Item 3.    Legal Proceedings........................................................17

         Item 4.    Submission of Matters to a Vote of Security Holders......................17

PART II. ....................................................................................18

         Item 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters......................................................18

         Item 6.    Management's  Discussion and Analysis of Financial Condition
                    and Results of Operations................................................18

         Item 7.    Financial Statements.....................................................25

         Item 8.    Changes In and  Disagreements  with Accountants on
                    Accounting and Financial Disclosure......................................26

         Item 8A.   Controls and Procedures..................................................26

         Item 8B.   Other Information........................................................26

PART III.....................................................................................27

         Item 9.    Directors,  Executive Officers,  Promoters and Control Persons,
                    Compliance With Section 16(a) of the Exchange Act........................27

         Item 10.   Executive Compensation...................................................27

         Item 11.   Security  Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters...............................27

         Item 12.   Certain Relationships and Related Transactions...........................27

         Item 13.   Exhibits.................................................................27

         Item 14.   Principal Accountant Fees and Services...................................28

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

      I.D. Systems, Inc. (the "Company"), a Delaware corporation incorporated in 1993, is a leading provider of advanced wireless solutions for tracking, managing, and securing enterprise assets. The Company's patented RF (radio frequency) technology and proprietary software, the Wireless Asset Net(TM) System, enables real-time, automated, cost-effective monitoring, control, and analysis of a broad range of objects. The Company's solutions can benefit users by reducing operating costs, increasing security and revenues, improving safety, enhancing service, and increasing profits. The Company's customers include 3M Company, American Axle, Archer Daniels Midland, Avis Rent A Car System, Inc., DaimlerChrysler, Deere & Co., Ford Motor Company, General Dynamics, Hallmark
Cards, Northrop Grumman, Target Corporation, Toyota Motor Manufacturing Kentucky, Inc., Walgreen Co., the U.S. Navy, the U.S. Postal Service, and the U.S. Transportation Security Administration, among others. During the year ended December 31, 2004, Ford Motor Company, Target Corporation and the U.S. Transportation Administration accounted for approximately 49%, 15% and 12%, respectively, of the Company's revenue. During the year ended December 31, 2003, Ford Motor Company accounted for approximately 58% of the Company's revenue and no other customer accounted for more than 10% of the Company's revenue.

2004 HIGHLIGHTS

      o Expansion of business with Ford Motor Company, including additional orders for I.D. Systems' industrial vehicle electronic control systems (IVECS) for Ford's North American manufacturing plants, and a new contract to provide enterprise-wide support and maintenance for IVECS. The IVECS system is designed to enhance safety, security, and maintenance for forklifts and other industrial equipment. The system is designed to improve safety and security by restricting vehicle access to trained, authorized operators (as required by OSHA) and by providing electronic safety inspection checklists. The system can reduce maintenance expenses by automatically uploading vehicle data, reporting problems identified on checklists in real time, scheduling maintenance according to actual vehicle usage rather than on a calendar basis, and helping management determine the optimal economic time to replace equipment.

      o Expansion of business with Target Corporation, which rolled out a new version of I.D. Systems' Wireless Asset Net industrial fleet management system on approximately 400 material handling vehicles in Target distribution facilities throughout the United States. This roll-out program followed a successful pilot initiative in which I.D. Systems demonstrated the value of new system enhancements designed specifically for warehouse/distribution environments.

      o Continued work with the United States Postal Service (USPS), to translate the previous success of Wireless Asset Net technology at individual USPS mail processing facilities into an enterprise-wide implementation of a wireless Powered Industrial Vehicle Management System (PIVMS). These efforts culminated in a USPS contract award to I.D. Systems, announced in January 2005, for a national PIVMS deployment encompassing up to 460 USPS facilities over the next three years. The PIVMS represents I.D. Systems' most technologically advanced wireless solution to date, with state-of-the-art functionality for controlling and tracking mobile equipment.

      o Continued development of homeland security applications with the Transportation Security Administration (TSA), including the successful completion of a series of key functional tests at Newark Liberty International Airport, an increase in funding for the Newark program, and the award of a new TSA contract to deploy a wireless vehicle security system at a seaport in Jacksonville, Florida. This vehicle security system, a version of I.D. Systems' Wireless Asset Net, has advanced capabilities to deter potential threats at port facilities, including alerts when vehicles enter prohibited areas, emergency remote disabling of vehicles, and reports detailing vehicle and operator activity.

      o Expansion of business with WinCo Foods, which placed a follow-on order for the Wireless Asset Net for its newest distribution center. I.D. Systems' continued penetration into the food processing and distribution industry resulted in the company being named to the "FL 100," a list of 100 prominent technology solution providers selected by the food industry publication Food Logistics.

      o Continued development of rental car fleet management applications with Avis Rent A Car System, Inc., which has a version of the Wireless Asset Net deployed on its 2,000-vehicle fleet in Puerto Rico. This system is designed to automate various aspects of the car rental and return process, helping improve customer service and increasing the efficiency of fleet operations. For example, by accurately detecting and automatically transmitting vehicle data, the system can help renters get on their way more quickly at the end of their rentals.

      o Continued work with Northrop Grumman Ship Systems, General Dynamics' National Steel and Shipbuilding Company, and the U.S. Navy's Portsmouth Naval Shipyard to develop and implement an advanced Wireless Equipment Monitoring and Control System (WEMACS) for commercial and shipyard environments. This project, funded by the National Shipbuilding Research Program, includes new product development for monitoring complex machinery such as cranes.

      o New business in the automotive industry, as Premier Manufacturing Support Services ordered the Wireless Asset Net on behalf of one of the world's largest automotive parts manufacturers. Premier provides management and support services for more than 120 automotive plants worldwide and could potentially develop into a strategic marketing and system support partner for I.D. Systems.

      o New business in the mass market retail distribution sector, as Wajax Industries ordered the Wireless Asset Net on behalf of a major Canadian retailer, as announced in January 2005. With a network of 31 branches across Canada, Wajax distributes mobile equipment and provides related services for a wide range of industries - including retail/wholesale distribution, manufacturing, mining, utilities, construction, and forestry - and could potentially become a foundation for I.D. Systems' dealer/ reseller program in Canada.

      o New Wireless Asset Net system enhancements, including the launch of a new generation of wireless vehicle monitoring hardware (the Universal Vehicle Asset Communicator, or UVAC 02) and a series of software upgrades. The UVAC 02 has expanded data management capabilities, can be installed more quickly and easily than earlier hardware generations, simplifies interactivity for equipment operators, and allows for easier maintenance. The improved software includes expanded server options for enterprise-wide deployments, augmented database support, increased data throughput, new reporting and auto-emailing tools, and enhanced remote diagnostic capabilities.

      o New RFID-based product developments, including the Battery Charger Monitoring Point(TM) (Battery ChaMP(TM)), the AC Power Control Module (ACPCM), and the Machine Asset Communicator(TM) (MAC).

            o The Battery ChaMP provides remote management and real-time visibility of batteries and chargers used to power fleets of electric vehicles. I.D. Systems has already received an order for this new product, as announced in January 2005 - AeroVironment, Inc. purchased 500 ChaMP units for its PosiCharge(TM) fast-charging system, which is being deployed for a major automotive manufacturer.

            o The ACPCM product, developed as part of I.D. Systems' program with the National Shipbuilding Research Program, supports Wireless Asset Net installations on complex machinery, such as cranes. The ACPCM is designed to accommodate virtually any power input and monitor multiple motor data points for
                  advanced   maintenance   management   and  asset   utilization
                  analysis.

            o The MAC product provides advanced wireless monitoring and control of fixed machinery, including automatic quality control checks, real-time alerts on out-of-specification machine parameters, automatic machine shut-down based on user-defined criteria, and electronic maintenance checklists. The initial application of MAC technology is in the automotive industry, where it is being used to enforce quality control on adhesive-dispensing robots.

      o A new cooperative relationship with Unisys Corporation, which, as a subcontractor to I.D. Systems, will provide implementation services and technical support for I.D. Systems' program with the U.S. Postal Service. I.D. Systems is also working with Unisys in an informal joint marketing capacity to explore other opportunities for Wireless Asset Net system deployments within the U.S. Government.

      o The transition of trading in I.D. Systems common stock from the NASDAQ Small Cap Market to the NASDAQ National Market on November 8, 2004.

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

      The industrial vehicle market is the Company's most developed application. Customers that have piloted and/or deployed the Company's Wireless Asset Net system include, 3M Company, American Axle, Archer Daniels Midland, DaimlerChrysler, Deere & Co., Ford Motor Company, General Dynamics, Hallmark Cards, Northrop Grumman, Target Corporation, Walgreen Co., the U.S. Navy, the U.S. Postal Service, and the U.S. Transportation Security Administration, among others.

      To expand the scope and variation of its industrial equipment management applications, the Company has developed several new products, including the Battery Charger Monitoring Point(TM) (Battery ChaMP(TM)), the AC Power Control Module (ACPCM), and the Machine Asset Communicator(TM) (MAC).

      The Battery ChaMP provides remote management and real-time visibility of batteries and fast-chargers used to power fleets of electric vehicles. This wireless visibility ensures that fast-charge systems are properly administered and maintained to maximize return on investment for the customer. The Company has provided AeroVironment, Inc.'s PosiCharge(TM) business unit with Battery ChaMP systems in support of a fast-charging system being deployed for a major automotive manufacturer.

      The ACPCM product, developed as part of I.D. Systems' program with the National Shipbuilding Research Program, supports Wireless Asset Net installations on complex machinery, such as cranes. The ACPCM is designed to accommodate virtually any power input and monitor multiple motor data points for advanced maintenance management and asset utilization analysis.

      The MAC product provides advanced wireless monitoring and control of fixed machinery, including automatic quality control checks, real-time alerts on out-of-specification machine parameters, automatic machine shut-down based on user-defined criteria, and electronic maintenance checklists. The initial application of MAC technology is in the automotive industry, where it is being used to enforce quality control on adhesive-dispensing robots.

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

MANUFACTURING

      The Company outsources its hardware manufacturing operations to leading contract manufacturers, including Flextronics International Ltd. and NuVisions Manufacturing Inc. This strategy enables the Company to focus on its core competency - designing hardware and software systems and delivering solutions to customers - and to avoid investing in capital-intensive electronics manufacturing infrastructure. Outsourcing also provides the Company with the ability to ramp up deliveries to meet increases in demand without increasing fixed expenses.

      The Company's manufacturers are responsible for obtaining the necessary components and supplies to manufacture the Company's products. While components and supplies are generally available from a variety of sources, manufacturers generally depend on a limited number of suppliers for several components, certain subassemblies and products. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts and allocation of such parts by suppliers that had an adverse impact on the ability of manufacturers to deliver products as well as on the cost of producing such products.

      Due to the general availability of manufacturers for the Company's products, the Company does not believe that the loss of either of its manufacturers would have a long-term material adverse effect on its business, although there could be a short-term adverse effect on the business.

      The Company generally attempts to maintain sufficient inventory to meet customer demand for products on short notice, as well as to meet anticipated sales levels. If the Company's product mix changes in unanticipated ways, or if sales for particular products do not materialize as anticipated, the Company may have excess inventory or inventory that becomes obsolete. In such cases, the Company's operating results could be negatively affected.

SALES AND MARKETING

      The Company's sales and marketing objective is to achieve broad market penetration through targeted sales activities, with an emphasis both on expanding business opportunities and applications with existing customers and on developing new customers and applications. The Company currently markets its systems to large corporations and government agencies primarily through direct sales. In addition, the Company has developed, and will continue to focus on, strategic relationships with key companies in target markets, including equipment dealers, complementary hardware and software vendors, original equipment manufacturers (OEMs), and service providers.

      The Company has a new United States General Services Administration contract pending that will enable any government agency to purchase the Company's products on an off-the-shelf basis, without further competitive bidding. This contract will supersede a previous GSA contract that expired in September 2004 and will incorporate numerous new products and services not covered under the previous contract. The Company believes that the new GSA contract will provide significant sales opportunities with government agencies.

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

      The Company expended $891,000 and $1,234,000 for research and development during the years ended December 31, 2003 and 2004, respectively.

COMPETITION

      The market for wireless tracking and management of enterprise assets is relatively new, constantly evolving, and highly competitive. Although the Company's current competitors do not provide the precise capabilities of the Company's systems, they do offer subsets of the Company's system capabilities or alternate approaches to the issues the Company's products address. Those companies include both emerging companies with limited operating histories, such as WhereNet Corp., Media Recovery, Inc., Access Control Group L.L.C. and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than the Company, such as Savi Technology, Symbol Technologies, Inc., and Intermec Technologies Corp. The Company competes principally on the basis of performance and the quality of its products and services. The Company expects that competition will intensify in the near future. However, the Company believes there are significant barriers to entry for the Company's potential competitors.

INTELLECTUAL PROPERTY

      The  Company  currently  has one United  States  patent  which  expires in
October of 2014, and pending patent applications relating to the Company's system architecture, system functionality and rental car technology. It also has a corresponding patent and pending patent applications in selected foreign countries. The patents and patent applications may not provide the Company with any competitive advantage. Many of the Company's current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights.

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

GOVERNMENT REGULATIONS

      The use of radio emissions are subject to regulation in the United States by various Federal agencies including the Federal Communications Commission ("FCC"), the OSHA and various State agencies have promulgated regulations which concern the use of lasers and/or radio/electromagnetic emissions standards.

      Regulatory changes in the United States and other countries in which we may operate in the future may require modifications to some of the Company's products in order for it to continue to be able to manufacture and market these products.

      The Company's products intentionally transmit radio signals as part of their normal operation. We have obtained certification from the FCC for our products that require certification. Users of these products in the United States do not require any license from the FCC to use or operate these products. Some of the Company's products transmit narrow band and spread spectrum radio signals as part of their normal operation.

      The Company has obtained certification from the FCC for the Company's narrow band and spread spectrum radio products. Users of these products in the United States do not require any license from the FCC to use or operate these products.

      The implementation of unfavorable regulations, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected markets to become impractical or otherwise adversely affect our ability to produce or market our products.

      In addition, some of the Company's operations use substances regulated under various federal, state and local laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain of our products are subject to various federal, state and local laws governing chemical substances in electronic products.

EMPLOYEES

      The Company currently has fifty-five full time employees, of which sixteen are engaged in customer satisfaction, twelve in product development (which includes engineering), nine in operations, nine in sales and marketing, and nine in finance and general administration. None of the Company's employees are represented by union or collective bargaining agreements. The Company believes that it's relationships with its employees are good.

RISK FACTORS

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND A SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT AND WE MAY NOT BE ABLE TO MAINTAIN OUR PROFITABILITY

      Although we generated net income of approximately $400,000 for the year ended December 31, 2004, we have incurred substantial net losses of approximately $1.2 million and $1.4 million for the years ended December 31, 2003 and 2002, respectively. At December 31, 2004, we had an accumulated deficit of approximately $11.4 million. If revenues do not continue to grow or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may not be able to continue to maintain profitability and the value of our common stock could decline significantly.

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

      During the year ended December 31, 2004, Ford Motor Company, Target Corporation and the U.S. Transportation Administration accounted for approximately 49%, 15% and 12%, respectively, of the Company's revenue. During the year ended December 31, 2003, Ford Motor Company accounted for approximately 58% of the Company's revenue. Our revenue and our profitability would be adversely affected if these customers ceased purchasing from us. We would have no guarantee that we would be able to replace the loss of such revenue with existing or new customers or in a timely manner to avoid an adverse financial impact to our business.

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

      In order to raise additional capital, we have issued common stock and warrants to purchase our common stock, and in the future we may issue additional shares of common stock, options, warrants, preferred stock, other securities exercisable for or convertible into our common stock or debt. In addition at March 15, 2005, there were options to employees and directors outstanding for the purchase of approximately 2,776,000 shares of our common stock. We expect to continue to grant employees stock options. Holders of our common stock do not have preemptive rights. Therefore, issuances of additional securities will dilute the percentage ownership of our stockholders. If additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business.

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

WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM A CLAIM OF INFRINGEMENT BY A THIRD PARTY

      In recent years, there has been significant litigation in the United States involving claims of alleged infringement of patents and other intellectual property rights. Any such litigation could result in substantial costs and diversion of management's attention and our resources. We may be a party to litigation from time to time as a result of an alleged infringement of another's intellectual property. If a claim of infringement of intellectual property rights was decided against us, we could be required to: cease selling, incorporating or using products or services that incorporate the challenged intellectual property; obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or redesign those products or services that incorporate such technology.

IF WE ARE UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, WE MAY BE UNABLE TO MEET THE NEEDS OF OUR CUSTOMERS

      Our market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing technology obsolete. We are active in the research and development of new products and technologies and enhancing our current products. However, research and development in our industry is complex and filled with uncertainty. If we expend a significant amount of resources and our efforts do not lead to the successful introduction of new or improved products, there could be a material adverse effect on our revenues and market share. In addition, it is common for research and development projects to encounter delays due to unforeseen problems, resulting in low initial volume production, fewer product features than originally considered desirable and higher production costs than initially budgeted, which may result in lost market opportunities. In addition, new products may not be commercially well received. There could be a material adverse effect on our revenues, operating results and market share due to such delays or deficiencies in the development, manufacturing and delivery of new products. In addition, our inability to meet customer needs would lead to a loss of customers and a decrease in our revenues.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO RECRUIT ADDITIONAL PERSONNEL, OUR BUSINESS MAY SUFFER

      We are dependent on the continued employment and performance of our executive officers and key employees, particularly Jeffrey M. Jagid, Chief Executive Officer, Kenneth S. Ehrman, Chief Operating Officer, Ned Mavrommatis, Chief Financial Officer, Michael Ehrman, Executive Vice President Engineering and Frederick Muntz, Executive Vice President Sales and Marketing. We currently do not have employment agreements with our key employees. Like other companies in our industry, we face intense competition for qualified personnel. Many of our competitors have greater resources than we have to hire qualified personnel. We cannot be certain that we will be able to maintain salaries at market levels. Therefore, we cannot be certain that we will be successful in attracting or retaining qualified personnel in the future.

WE MIGHT NOT BE ABLE TO OBTAIN THE SERVICES OF QUALIFIED SUBCONTRACTORS TO PRODUCE OUR PRODUCTS LEADING TO DISRUPTION IN PRODUCTION AND DISTRIBUTION OF OUR PRODUCTS TO OUR CUSTOMERS

      In order to meet our requirements under our contracts, we rely on the efforts and skills of subcontractors for the manufacture of our products and the delivery of our products to our customers. Our dependence on third-party manufacturers subjects us to the risk of failure by these third parties to provide us with our products in a timely manner and customer dissatisfaction with the quality or performance of our products manufactured by these third parties. Quality or performance failures by our third-party manufacturers or changes in their financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material adverse effect on our business, revenues and financial condition. In addition, if we are unable to fulfill orders from our customers, we could experience business interruption, increased costs, damage to our reputation and loss of our customers. Although we have several sources for production, the inability to provide our products to our customers in a timely manner could result in the loss of customers and our revenues could be materially delayed and/or reduced. There is great competition for the most qualified and competent subcontractors. If we are unable to afford or hire qualified subcontractors the quality of our services and products could decline. In addition, third-party manufacturers are consolidating in the electronic component industry. The consolidation of third-party manufacturers may give the remaining and larger third-party manufacturers greater leverage to increase the prices that they charge and thereby increase our manufacturing costs.

THE INDUSTRY IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, AND COMPETITIVE PRESSURES FROM EXISTING AND NEW COMPANIES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REVENUES, GROWTH RATES AND MARKET SHARE.

      The industry in which we operate is a highly competitive industry that is influenced by the following:

      o     advances in technology;

      o     New product introductions;

      o     evolving industry standards;

      o     product improvements;

      o     rapidly changing customer needs;

      o     intellectual property invention and protection;

      o     marketing and distribution capabilities;

      o     competition from highly capitalized companies;

      o     entrance of new competitors;

      o     ability of customers to invest in information technology; and

      o     price competition.

      If we do not keep pace with product and technology advances, there could be a material adverse effect on our competitive position, revenues and prospects for growth. There is also likely to be continued pricing pressure as competitors attempt to maintain or increase market share.

      The products manufactured and marketed by us and our competitors are becoming more complex. As the technological and functional capabilities of future products increase, these products may begin to compete with products being offered by traditional computer, network and communications industry participants that have substantially greater financial, technical, marketing and manufacturing resources than we do. We may not be able to compete successfully against these new competitors, and competitive pressures may result in a material adverse effect on our revenues and our operating results.

THE FEDERAL GOVERNMENT MIGHT IMPLEMENT SIGNIFICANT REGULATIONS WHICH MIGHT REQUIRE US TO INCUR SIGNIFICANT COMPLIANCE COSTS

      Our products transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communication Commission, as well as other Federal and State agencies.. Our ability to design, develop and sell our products will continue to be subject to the rules and regulations of the Federal Communication Commission, as well as other Federal and State agencies for the foreseeable future. The implementation of unfavorable regulations, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected markets to become impractical or otherwise adversely affect our ability to produce or market our products.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH WE WILL BE UNABLE TO SUCCESSFULLY OPERATE OUR BUSINESS IN THE FUTURE

      Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources and has caused our expenses to increase. To manage our expected growth, we will have to implement and improve our operational and financial systems, and we will have to train and manage our growing employee base, each of which will result in increased expenses. We will also need to maintain and expand our relationships with customers, subcontractors and other third parties. If we are unable to effectively manage our growth, our business may become inefficient and we might not be able to effectively compete with competitors, increase our revenues and control our expenses.

OUR NEW PRODUCTS MAY CONTAIN TECHNOLOGICAL FLAWS AND WE MAY INCUR SUBSTANTIAL LIABILITY DUE TO THESE FLAWS

      Complex technological products like ours often contain undetected errors or failures when first introduced or when new versions of the products are introduced. Despite our every effort to eliminate these flaws, there still may be flaws in our new products, even after the commencement of commercial shipments. These flaws could result in a delay of, or failure to, achieve market acceptance of our products, which, since our products are used in business critical applications, could lead to substantial product liability claims.

Although we maintain insurance, we cannot provide any assurance that:

      o our insurance will provide adequate coverage against potential liabilities if a product causes harm or fails to perform as promised;

      o adequate product liability insurance will continue to be available in the future; or

      o     our insurance can be maintained on acceptable terms.

The obligation to pay any product liability claim in excess of whatever insurance we are able to obtain would increase our expenses and could greatly reduce our assets. In addition, any such claims could permanently injure our reputation in our industry.

WHEN WE ARE REQUIRED TO TAKE A COMPENSATION EXPENSE FOR THE VALUE OF STOCK OPTIONS OR OTHER COMPENSATORY AWARDS THAT WE ISSUE TO OUR EMPLOYEES, OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY IMPACTED.

We believe that stock options are a key element in our ability to attract and retain employees in the markets in which we operate. In December 2004, the Financial Accounting Standards Board issued Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which requires a company to recognize, as an expense, the fair value of stock option and other stock-based compensation to employees beginning in 2005. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of the stock option is equal to or greater than the fair market value on the date of grant. For 2005 and thereafter, we will be required to take a compensation charge as stock options or other stock-based compensation awards are issued or as they vest, including the unvested portion of options that were granted prior to 2005. This compensation charge will be based on a calculated value of the option or other stock-based award using a complex methodology, and which may not correlate to the current market price of our stock. The calculations required under the new accounting rules are very complex. Recognizing this, the Financial Accounting Standard Board has made such rules effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For us, this will be our fiscal third quarter, which commences July 1, 2005. However, under the new rules, we will be required to retroactively calculate and recognize such expense as if the new rules had become effective January 1, 2005. We believe that the effect of such compensation expense will be to materially increase our operating expenses from historical levels, resulting in reduced earnings and earnings per share.

OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING COMMON STOCK AND HAVE THE ABILITY TO INFLUENCE SIGNIFICANTLY THE OUTCOME OF CORPORATE TRANSACTIONS OR OTHER MATTERS SUBMITTED FOR STOCKHOLDER APPROVAL.

      Our executive officers and directors beneficially own, in the aggregate, approximately 12% of our outstanding common stock, not including shares of common stock that the officers and directors may acquire in the event that they exercise any of the options granted to them or if they otherwise acquire additional shares of common stock. As a result, our officers and directors have the ability to influence significantly the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

      o     the election of directors;

      o     adoption of stock option plans;

      o     the amendment of charter documents; or

      o the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE

      Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. As of December 31, 2004, we had 7,690,000 shares of common stock outstanding. Of the 7,690,000 shares of common stock outstanding, 6,744,000 shares are freely tradable and 946,000 shares are restricted as a result of securities laws. In addition, stock options to purchase 2,291,000 shares of our common stock were outstanding at December 31, 2004, of which 1,100,000 were vested. The remainder represents stock options that will vest over the next five years. The weighted-average exercise prices of such stock options are substantially lower than the current market price of our common stock. We may also issue additional shares of stock in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected. The terms on which we could obtain additional capital during the life of our outstanding options and warrants may be adversely affected, and it should be expected that the holders of these securities would exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such convertible securities. As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market price of our common stock.

SUPERVISION AND REGULATION -- SECURITIES AND EXCHANGE COMMISSION

      The Company maintains a website at http://www.id-systems.com. The Company makes available free of charge on our website all electronic filings with the SEC (including proxy statements and reports on Forms 8-K, 10-KSB and 10-QSB and any amendments to these reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Company has also posted policies, codes and procedures that outline its corporate governance principles, including the charters of the board's audit and nominating committees, and the Company's Code of Ethics for senior financial officers, Code of Ethics covering directors and all employees on the website. These materials also are available free of charge in print to shareholders who request them in writing. The information contained on the Company's website does not constitute a part of this report.

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

      The Action seeks an injunction against continued infringement, treble damages resulting from the infringement and the defendant's conduct, interest on the damages, and such further relief as the Court deems just and appropriate. The Action has been settled on a confidential basis.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II.

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Between June 30, 1999 and November 7, 2004, the Company's Common Stock had been quoted on the Nasdaq SmallCap Market. Since November 8, 2004, the Company's common stock has been quoted on The Nasdaq National Market under the symbol IDSY. The following table sets forth, for the periods indicated, the high and low sales price for the Company's common stock as reported on such quotation systems.

QUARTER ENDING:                             HIGH            LOW
---------------                             ----            ---

2003
----
March 31, 2003                            $  5.19         $  4.02
June 30, 2003                             $  8.20         $  4.54
September 30, 2003                        $  9.24         $  7.08
December 31, 2003                         $ 10.00         $  5.77

2004
----
March 31, 2004                           $   8.50         $  6.05
June 30, 2004                            $  16.18         $  6.35
September 30, 2004                       $  16.54         $ 10.48
December 31, 2004                        $  19.96         $ 13.47

2005
----
January 1, 2005 - March 15, 2005         $  18.50         $ 10.50

      There were 21 registered holders and approximately 1,600 beneficial owners of the Company's Common Stock of record as of March 15, 2005. The Company has not declared or paid dividends on its Common Stock to date and intends to retain future earnings, if any, for use in its business for the foreseeable future.

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

REVENUE RECOGNITION

      The Company's revenues are derived from contracts with multiple element arrangements, which include the Company's system, training and technical support. Revenues are recognized as each element is earned based on the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company's system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, pervasive evidence of an arrangement exists, sales price is fixed and determinable, collectibility is reasonably assured and contractual obligations have been satisfied. Training and technical support revenue are generally recognized at time of performance.

      The Company also enters into post-contract maintenance and support agreements. Revenue is recognized over the service period and the cost of providing these services is expensed as incurred.

      The Company also derives revenues under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases pursuant to Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Accordingly, the system sale is recognized upon delivery of the system, provided all other revenue recognition criteria are met as described above. Upon the recognition of revenue, an asset is established for the "investment in sales-type leases". Maintenance revenue and interest income are recognized monthly over the lease term.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                               Year Ended
                                               December 31,
                                               -------------------------------
                                               2003              2004
                                               -------------     -------------

Revenues                                               100.0%            100.0%
Cost of revenues                                        51.2              47.4
                                               -------------     -------------

Gross profit                                            48.8              52.6
Selling, general and administrative expenses            56.0              42.8
Research and development expenses                       11.2               9.0
                                               -------------     -------------

Income (loss) from operations                          (18.4)              0.8
Net interest income                                      2.6               1.0
Other income                                             0.7               1.1
                                               -------------     -------------

Net income (loss)                                      (15.1)%             2.9%
                                               =============     =============

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

REVENUES. Revenues were $13,741,000 for the year ended December 31, 2004 compared to $7,959,000 in the year ended December 31, 2003, an increase of $5,872,000, or 72.6%. The increase in revenues for the year was primarily attributable to increased sales of the Company's Wireless Asset Net system for tracking and managing fleets of industrial equipment. Included in revenues in the year ended December 31, 2004 was $400,000 of revenues related to the cost recovery method as described in Note B [9] of the financial statements included herein. The revenue was offset by $400,000 of amortized capital costs included in costs of revenues.

COST OF REVENUES. Cost of revenues were $6,509,000 for the year ended December 31, 2004 compared to $4,075,000 in the year ended December 31, 2003, an increase of $2,434,000, or 59.7% . As a percentage of revenues, cost of revenues decreased to 47.4% in the year ended December 31, 2004 from 51.2% in the year ended December 31, 2003. This percentage decrease was primarily attributable to the sale of higher margin services during the year ended December 31, 2004, from cost reductions to the hardware components of the Company's system, as well as the write-off of approximately $150,000 of obsolete components during the year ended December 31, 2003. Gross profit was $7,232,000 in the year ended December 31, 2004 compared to $3,884,000 in the year ended December 31, 2003. As a percentage of revenues, gross profit increased to 52.6% in the year ended December 31, 2004 from 48.8% in the year ended December 31, 2003. Included in costs of revenues in the year ended December 31, 2004 is $400,000 of amortized capitalized costs associated with the cost recovery method as described in Note B [9] of the financial statements included herein. In accordance, with the cost recovery method, the capitalized contract costs were reduced by the same amount equal to the revenue recognized in the period. Excluding the amortization of the deferred contract costs of $400,000 for the year ended December 31, 2004, gross profit as a percentage of revenues was 54.2% in comparison to 48.8% in the year ended December 31, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $5,879,000 in the year ended December 31, 2004 compared to $4,456,000 in the year ended December 31, 2003, an increase of $1,423,000, or 31.9%. The increase was primarily attributable to increased payroll and related expenses as well as travel expenses due to the hiring of additional personnel to support the continued growth in the business. As a percentage of revenues, selling, general and administrative expenses decreased to 42.8% in the year ended December 31, 2004 from 56.0% in the year ended December 31, 2003.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1,234,000 in the year ended December 31, 2004 compared to $891,000 in the year ended December 31, 2003, an increase of $343,000 or 38.5%. This increase was attributable to furthering our efforts to reduce costs, increase flexibility and enhance the functionality of the Company's system. As a percentage of revenues, research and development expenses decreased to 9.0% in the year ended December 31, 2004 from 11.2% in the year ended December 31, 2003.

INTEREST INCOME AND EXPENSE.

Interest income was $195,000 in the year ended December 31, 2004 as compared to $269,000 in the year ended December 31, 2003, a decrease of $74,000 or 27.5%. This decrease was attributable to the assignment of certain sales type leases to a third party leasing company. During the year ended December 31, 2003, the Company earned interest income in connection with sales type lease arrangements. The Company invests in investment grade commercial paper and corporate bonds which are classified as held to maturity.

INTEREST EXPENSE. Interest expense was $63,000 in the year ended December 31, 2004 as compared to $59,000 in the year ended December 31, 2003.

OTHER INCOME. Other income was $147,000 in the year ended December 31, 2004 as compared to $54,000 in the year ended December 31, 2003. Other income reflects rental income from a sublease arrangement entered during 2003.

NET INCOME (LOSS). Net income was $398,000 or $0.05 per basic and diluted share, in the year ended December 31, 2004 as compared to a net loss of $1,199,000, or $(0.17) per basic and diluted share, in the year ended December 31, 2003. This was due primarily to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2004, the Company had cash, cash equivalents and investments of $11,635,000 and working capital of $12,697,000 as compared to $8,618,000 and $8,180,000, respectively, at December 31, 2003.

      Net cash provided by operating activities was $1,623,000 for the year ended December 31, 2004 as compared to net cash used in operating activities of $235,000 for the year ended December 31, 2003. Net cash provided by operating activities in the year ended December 31, 2004 was primarily due to an increase in accounts payable and accrued expenses of $1,485,000, a decrease in accounts receivable of $779,000, net income of $398,000, depreciation and amortization of $255,000 and amortization of deferred contract costs of $199,000 partially offset by an increase in inventory of $1,063,000 and an increase in unbilled receivables of $402,000. Net cash used in operating activities in the year ended December 31, 2003 was primarily due to a net loss of $1,199,000, an increase in accounts receivable of $1,110,000, an increase in deferred contract costs of $675,000, a decrease in accounts payable and accrued expenses of $70,000 and a decrease in other liabilities of $100,000 partially offset by a decrease in installment receivable of $867,000, a decrease in inventory of $715,000, a decrease in investment in sales type leases of $571,000, an increase in deferred revenue of $348,000, amortization of premium on investments of $174,000 and depreciation and amortization of $173,000.

      Net cash provided by investing activities for the year ended December 31, 2004 was $1,767,000 as compared to net cash used in investing activities of $1,945,000 for the year ended December 31, 2003. Net cash provided by investing activities in the year ended December 31, 2004 was primarily from maturities of investments of $3,385,000 partially offset by purchases of investments of $1,235,000 and the purchases of fixed assets of $419,000. Net cash used in investing activities in the year ended December 31, 2003 was primarily from purchases of investments of $5,698,000 and the purchases of fixed assets of $339,000 partially offset by maturities of investments of $4,084,000.

      Net cash provided by financing activities for the year ended December 31, 2004 was $1,871,000 as compared to net cash provided in financing activities of $1,601,000 for the year ended December 31, 2003. Net cash provided by financing activities for the year ended December 31, 2004, resulted primarily from the proceeds of $1,171,000 received in connection with the exercise of stock options and $1,025,000 received in connection with the exercise of warrants, partially offset by $188,000 of repayments made under the term loan and $137,000 of repayments for the Company's line of credit. Net cash provided by financing activities for the year ended December 31, 2003, resulted primarily from the proceeds of $1,000,000 received in connection with obtaining a five year term loan and $765,000 of proceeds received from exercise of employee stock options, partially offset by $164,000 of repayments made under the term loan.

      The Company has a working capital line of credit, with maximum borrowings of $500,000. Interest at the 30 day LIBOR Market Index Rate plus 1.75% is payable monthly. At December 31, 2004, the Company did not owe anything under this line of credit.

      In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan's floating interest expense the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term. The loan is secured by all the assets of the Company and the Company is in compliance with the covenants under the term loan. The fair value of the interest rate swap is not material to the financial statements or results of operations.

Maturities of long-term debt are as follows:

       YEAR ENDING
       DECEMBER 31,

       2005        $ 199,000
       2006          209,000
       2007          221,000
       2008           19,000
       ----        ---------

                   $ 648,000
                   =========

      The Company believes it has sufficient cash, cash equivalents and investments for the next twelve months of operations.

      The Company believes its operations have not been and, in the foreseeable future, will not be materially adversely affected by inflation or changing prices.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS123(R)

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, SHARE-BASED PAYMENT, which is a revision of SFAS No. 123 and APB 25. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning July 1, 2005. The Company has not yet completed their evaluation but expects the adoption to have a material effect on the financial statements.

SFAS151

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151. "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition. SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 shall be effective for the Company beginning on September 1, 2005. The Company is currently evaluating whether this statement will have a material effect on its financial statements.

SFAS153

EXCHANGES OF NONMONETATY ASSETS - AN AMENDMENT OF APE OPINION NO. 29 - SFAS NO. 153

      SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective beginning in October 1, 2006 and is not expected to have a significant impact on our financial statements.

EITF04-8

      In September 2004, the ElTF reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." ElTF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met ElTF 04-8 is effective for reporting periods ending after December 15. 2004 The adoption of EITF 04-8 will not materially effect the diluted EPS calculation.

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

ITEM  7. FINANCIAL STATEMENTS

      CONTENTS                                                                        PAGE
      --------                                                                        ----

      Report of independent registered public accounting firm                          F-1

      Balance sheet as of December 31, 2004                                            F-2

      Statements of operations for the years ended December 31, 2003 and 2004          F-3

      Statements of changes in stockholders' equity for the years ended
      December 31, 2003 and 2004                                                       F-4

      Statements of cash flows for the years ended December 31, 2003 and 2004          F-5

      Notes to financial statements                                                    F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
I.D. Systems, Inc.


We have audited the accompanying balance sheet of I.D. Systems, Inc. as of December 31, 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of I.D. Systems, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2004, in conformity with United States generally accepted accounting principles.

New York, New York
February 11, 2005

I.D. SYSTEMS, INC.
BALANCE SHEET
DECEMBER 31, 2004

ASSETS
Current assets:
   Cash and cash equivalents                                                         $  8,440,000
   Short-term investments                                                               3,195,000
   Accounts receivable, net                                                             1,432,000
   Unbilled receivables                                                                   402,000
   Inventory                                                                            1,739,000
   Investment in sales type leases                                                         39,000
   Interest receivable                                                                     50,000
   Officer loan                                                                            10,000
   Prepaid expenses and other current assets                                              225,000
                                                                                     ------------

         Total current assets                                                          15,532,000

Fixed assets, net                                                                       1,009,000
Investment in sales type leases                                                            34,000
Officer loan                                                                               20,000
Deferred contract costs                                                                   476,000
Other assets                                                                               88,000
                                                                                     ------------

                                                                                     $ 17,159,000
                                                                                     ============

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                             $  2,541,000
   Long term debt - current portion                                                       199,000
   Deferred revenue                                                                        95,000
                                                                                     ------------

         Total current liabilities                                                      2,835,000

Long term debt                                                                            449,000
Deferred revenue                                                                          191,000
Deferred rent                                                                             112,000
                                                                                     ------------

                                                                                        3,587,000
                                                                                     ------------
Commitments and Contingencies (Note J)

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued
Common stock; authorized 15,000,000 shares, $.01 par value; issued and outstanding
   7,690,000 shares                                                                        77,000
Additional paid-in capital                                                             24,994,000
Treasury stock; 40,000 shares at cost                                                    (113,000)
Accumulated deficit                                                                   (11,386,000)
                                                                                     ------------

                                                                                       13,572,000
                                                                                     ------------

                                                                                     $ 17,159,000
                                                                                     ============

See notes to accompanying financial statements.

I.D. SYSTEMS, INC.
STATEMENTS OF OPERATIONS

                                                       YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                        2003            2004
                                                   ------------    ------------

Revenue                                            $  7,959,000    $ 13,741,000
Cost of revenue                                       4,075,000       6,509,000
                                                   ------------    ------------

Gross profit                                          3,884,000       7,232,000
                                                   ------------    ------------

Operating expenses:
    Selling, general and administrative expenses      4,456,000       5,879,000
    Research and development expenses                   891,000       1,234,000
                                                   ------------    ------------

                                                      5,347,000       7,113,000
                                                   ------------    ------------

Income (loss) from operations                        (1,463,000)        119,000
Interest income                                         269,000         195,000
Interest expense                                        (59,000)        (63,000)
Other income                                             54,000         147,000
                                                   ------------    ------------

NET INCOME (LOSS)                                  $ (1,199,000)   $    398,000
                                                   ============    ============

NET INCOME (LOSS) PER SHARE - BASIC                $       (.17)   $       0.05
                                                   ============    ============

NET INCOME (LOSS) PER SHARE - DILUTED              $       (.17)   $       0.05
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- BASIC                                               6,905,000       7,455,000
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- DILUTED                                             6,905,000       8,783,000
                                                   ============    ============

See notes to accompanying financial statements.

I.D. SYSTEMS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     COMMON STOCK                    ADDITIONAL
                                     -----------------------------
                                     NUMBER OF                       PAID-IN         ACCUMULATED     TREASURY        STOCKHOLDERS'
                                     SHARES          AMOUNT          CAPITAL         DEFICIT         STOCK           EQUITY
                                     -------------   -------------   -------------   -------------   -------------   -------------

BALANCE - JANUARY 1, 2003                6,799,000   $      68,000   $  22,042,000   $ (10,585,000)  $    (113,000)  $  11,412,000
Shares issued pursuant to exercise
   of stock options                        298,000           3,000         762,000                                         765,000
Net loss for the year ended
   December 31, 2003                                                                    (1,199,000)                     (1,199,000)
                                     -------------   -------------   -------------   -------------   -------------   -------------

BALANCE - DECEMBER 31, 2003              7,097,000          71,000      22,804,000     (11,784,000)       (113,000)     10,978,000

Shares issued pursuant to exercise
   of stock options                        444,000           4,000       1,167,000                                       1,171,000
Shares issued pursuant to exercise
   of warrants                             149,000           2,000       1,023,000                                       1,025,000
Net income for the year ended
   December 31, 2004                                                                       398,000                         398,000
                                     -------------   -------------   -------------   -------------   -------------   -------------

BALANCE - DECEMBER 31, 2004              7,690,000   $      77,000   $  24,994,000   $ (11,386,000)  $    (113,000)  $  13,572,000
                                     =============   =============   =============   =============   =============   =============


See notes to accompanying financial statements.

I.D. SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                                     2003           2004
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $(1,199,000)   $   398,000
Adjustments  to reconcile  net income (loss) to cash (used in)
  provided by operating activities:
  Depreciation and amortization                                      173,000        255,000
  Deferred rent expense                                               23,000         23,000
  Deferred revenue                                                   348,000        (88,000)
  Bad debt expense                                                    20,000         (7,000)
  Deferred contract costs                                           (675,000)       199,000
  Amortization of premium on investments                             174,000         94,000
  Changes in:
    Accounts receivable                                           (1,110,000)       779,000
    Unbilled receivables                                                  --       (402,000)
    Inventory                                                        715,000     (1,063,000)
    Prepaid expenses and other assets                                 28,000        (87,000)
    Investment in sales type leases                                  571,000         37,000
    Installment receivable                                           867,000             --
    Other liabilities                                               (100,000)            --
    Accounts payable and accrued expenses                            (70,000)     1,485,000
                                                                 -----------    -----------
      Net cash (used in) provided by operating activities           (235,000)     1,623,000
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                        (339,000)      (419,000)
    Purchase of investments                                       (5,698,000)    (1,235,000)
    Maturities of investments                                      4,084,000      3,385,000
    Increase (decrease) in interest receivable                        (2,000)        25,000
    Collection of officer loan                                        10,000         11,000
                                                                 -----------    -----------
      Net cash (used in) provided by investing activities         (1,945,000)     1,767,000
                                                                 -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from term loan                                          1,000,000             --
  Repayment of term loan                                            (164,000)      (188,000)
  Repayment of line of credit                                             --       (137,000)
  Proceeds from exercise of stock options                            765,000      1,171,000
  Proceeds from exercise of warrants                                      --      1,025,000
                                                                 -----------    -----------
      Net cash provided by financing activities                    1,601,000      1,871,000
                                                                 -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (579,000)     5,261,000
Cash and cash equivalents - beginning of period                    3,758,000      3,179,000
                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                        $ 3,179,000    $ 8,440,000
                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
      Interest                                                   $    59,000    $    63,000


See notes to accompanying financial statements.

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

I.D. Systems, Inc. (the "Company") is a provider of wireless solutions for corporate asset management. The Company designs, develops and produces innovative wireless monitoring and tracking products that utilize its patented radio-frequency-based system. The Company's products are designed to enable users to improve operating efficiencies and reduce costs. The Company outsources its hardware manufacturing operations to contract manufacturers. The Company was incorporated in Delaware in 1993 and commenced operations in January 1994.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   USE OF ESTIMATES:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include collectibility of accounts receivable, sales returns, recoverability of inventory, realization of deferred tax assets, useful lives and impairment of tangible and intangible assets.

[2]   CASH AND CASH EQUIVALENTS:

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

[3]   INVENTORY:

      Inventory, which consists of components for the Company's products and finished goods to be shipped to customers under existing orders, is stated at the lower of cost or market using the first-in first-out method. At December 31, 2004 the Company's inventory consisted of components of approximately $499,000 and finished goods of approximately $1,240,000.

[4]   FIXED ASSETS AND DEPRECIATION:

      Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Equipment under capital leases and leasehold improvements are amortized using the straight-line method over the terms of the respective leases, or their estimated useful lives, whichever is shorter.

[5]   LONG-LIVED ASSETS:

      The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,". In the evaluation, the Company compares values of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than the carrying amount an impairment loss is recognized equal to the difference between the assets fair value and their carrying value. At December 31, 2004, the Company had not incurred an impairment charge.

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

[6]   RESEARCH AND DEVELOPMENT:

      Research and development costs are charged to expense as incurred.

[7]   PATENT COSTS:

      Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[8]   REVENUE RECOGNITION:

      The Company's revenues are derived from contracts with multiple element arrangements, which include the Company's system, training and technical support. Revenues are recognized as each element is earned based on the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company's system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, pervasive evidence of an arrangement exists, sales price is fixed and determinable, collectibility is reasonably assured and contractual obligations have been satisfied. Training and technical support revenue are generally recognized at time of performance.

      The Company also enters into post-contract maintenance and support agreements. Revenue is recognized over the service period and the cost of providing these services is expensed as incurred.

      The Company also derives revenues under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases pursuant to Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Accordingly, the system sale is recognized upon delivery of the system, provided all other revenue recognition criteria are met as described above. Upon the recognition of revenue, an asset is established for the "investment in sales-type leases". Maintenance revenue and interest income are recognized monthly over the lease term.

[9]   DEFERRED CONTRACT COSTS:

      During 2003, the Company entered into a contract with a customer pursuant to which the Company's system will be implemented on a portion of the customer's fleet of vehicles. The Company will be entitled to issue sixty monthly invoices of up to $40,000 per month, each of which is contingent upon certain conditions being met. Costs directly attributable to this contract, consisting principally of engineering and manufacturing costs, are being deferred until implementation of the system is completed. The deferred costs will be charged to cost of revenue in accordance with the cost recovery method, pursuant to which the deferred contract costs will be reduced in each period by an amount equal to the revenue recognized until all of the deferred costs are written off at which time the Company will recognize a gross profit, if any. As of December 31, 2004, the Company deferred $876,000 of such contract costs and amortized $400,000 of such costs during the year then ended. The implementation of the system is substantially completed and additional contract costs are not anticipated to be significant. The Company will continue to evaluate the carrying amount of the deferred contract costs for potential impairment.

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

[10]  BENEFIT PLAN:

      The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. The Company did not make any contributions to the plan during the years ended December 31, 2003 and 2004.

[11]  RENT EXPENSE:

      Expense related to the Company's facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amount paid is recorded as deferred rent and is amortized over the lease term.

[12]  STOCK-BASED COMPENSATION:

      The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all awards.

                                                            YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                              2003           2004
                                                          -----------    -----------

Reported net income (loss)                                $(1,199,000)   $   398,000
Stock-based  employee  compensation  expense included
  in reported net loss, net of related tax effects                  0              0
Stock-based  employee  compensation  determined  under
  the fair value based method, net of related tax effects    (862,000)    (1,187,000)
                                                          -----------    -----------


Pro forma net loss                                        $(2,061,000)   $  (789,000)
                                                          ===========    ===========

Net income (loss) per share (basic and diluted):
   As reported                                            $     (0.17)   $      0.05
                                                          ===========    ===========


   Pro forma                                              $     (0.30)   $     (0.11)
                                                          ===========    ===========

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

[12]  STOCK-BASED COMPENSATION: (CONTINUED)

      The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                               -------------------------
                                                 2003              2004
                                               -------           -------

           Volatility                            44%               52%
           Expected life of options            5 years           5 years
           Risk free interest rate                3%                3%
           Dividend yield                         0%                0%

      The weighted average fair value of options granted during the years ended December 31, 2003 and 2004 were $3.52 and $3.74 respectively.

[13]  INCOME TAXES:

      The Company uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carry forwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

[14]  NET INCOME (LOSS) PER SHARE:

                                                     YEAR ENDED DECEMBER 31,
                                                  --------------------------
                                                      2003           2004
                                                  -----------    -----------

       BASIC EARNINGS (LOSS) PER SHARE
       -------------------------------
       Net income (loss)                          $(1,199,000)   $   398,000
                                                  -----------    -----------

       Weighted average shares outstanding          6,905,000      7,455,000
                                                  -----------    -----------

       Basic earnings (loss) per share            $     (0.17)   $      0.05
                                                  ===========    ===========

       DILUTED EARNINGS (LOSS) PER SHARE
       ---------------------------------
       Net income (loss)                          $(1,199,000)   $   398,000
                                                  -----------    -----------

       Weighted average shares outstanding          6,905,000      7,455,000
                                                  -----------    -----------

       Dilutive effect of stock options                     0      1,328,000
                                                  -----------    -----------

       Weighted average shares outstanding,
          diluted                                   6,905,000      8,783,000
                                                  -----------    -----------

       Diluted earnings (loss) per share          $     (0.17)   $      0.05
                                                  ===========    ===========

      Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the year ended December 31, 2003, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options and warrants of 2,436,000 would have been anti-dilutive.

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

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

[16]  RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the current year presentation.

[17]  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

SFAS123(R)

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, SHARE-BASED PAYMENT, which is a revision of SFAS No. 123 and APB 25. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning July 1, 2005. The Company has not yet completed their evaluation but expects the adoption to have a material effect on the financial statements.

SFAS151

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151. "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition. SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 shall be effective for the Company beginning on September 1, 2005. The Company is currently evaluating whether this statement will have a material effect on its financial statements.

SFAS153

EXCHANGES OF NONMONETATY ASSETS - AN AMENDMENT OF APE OPINION NO. 29 - SFAS NO. 153

      SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective beginning in October 1, 2006 and is not expected to have a significant impact on our financial statements.

EITF04-8

      In September 2004, the ElTF reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." ElTF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met ElTF 04-8 is effective for reporting periods ending after December 15. 2004 The adoption of EITF 04-8 will not materially effect the diluted EPS calculation.

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE C - SHORT-TERM INVESTMENTS

The Company's investments at December 31, 2004 consist principally of corporate bonds and are classified as held to maturity. Accordingly, investments are carried at amortized cost.

NOTE D - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and at December 31, 2004, are summarized as follows:

       Equipment                                       $  451,000
       Computer software                                  277,000
       Computer hardware                                  335,000
       Furniture and fixtures                             237,000
       Leasehold improvements                             447,000
                                                      -----------

                                                        1,747,000
       Accumulated depreciation and amortization          738,000
                                                      -----------

                                                      $ 1,009,000
                                                      ===========

NOTE E - OFFICER LOAN

In June 2002, the Company loaned $56,000 to an officer. The loan is payable together with interest of 4% in semi-monthly installments of $500 through August 2007. At December 31, 2004, $30,000 is due to the Company, $10,000 of which is due in 2005. The loan is fully payable upon demand and is due if the employee is terminated from the Company for any reason. This loan was made prior to the enactment of the Sarbanes-Oxley Act of 2002. The Company is prohibited from making any loans to officers in the future.

NOTE F - LINE OF CREDIT

The Company has a working capital line of credit, with maximum borrowings of $500,000. Interest at the 30 day LIBOR Market Index Rate plus 1.75% is payable monthly. At December 31, 2004, the Company did not owe anything under this line of credit.

NOTE G - LONG-TERM DEBT

In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan's floating interest expense the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term. The loan is secured by all the assets of the Company and the Company is in compliance with the covenants under the term loan. The fair value of the interest rate swap is not material to the financial statements or results of operations.

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

Maturities of long-term debt are as follows:

       YEAR ENDING
       DECEMBER 31,

       2005         $ 199,000
       2006           209,000
       2007           221,000
       2008            19,000
       ----         ---------

                    $ 648,000
                    =========

NOTE H - STOCKHOLDERS' EQUITY

[1]   PREFERRED STOCK:

      The Company is authorized to issue 5,000,000 shares of $.01 par value preferred stock. The Company's Board of Directors has the authority to issue shares of preferred stock and to determine the price and terms of those shares.

[2]   STOCK OPTIONS:

      The Company has adopted the 1995 Stock Option Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company has also adopted the 1999 Stock Option Plan and the 1999 Director Option Plan, pursuant to which the Company may grant options to purchase up to 2,813,000 and 300,000 shares of common stock, respectively. The Plans are administered by the Board of Directors, which has the authority to determine the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

      A summary of the status of the Company's stock option plans as of December 31, 2003 and 2004 and changes during the years ended on those dates, is presented below:

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS


                                                 2003                               2004
                                   --------------------------------   --------------------------------
                                                        WEIGHTED                           WEIGHTED
                                                        AVERAGE                            AVERAGE
                                       SHARES        EXERCISE PRICE       SHARES        EXERCISE PRICE
                                   --------------    --------------   --------------    --------------

Outstanding at beginning of year        2,200,000    $         3.53        2,129,000    $         3.74
Granted                                   485,000              4.81          713,000              7.85
Exercised                                (298,000)             2.57         (444,000)             2.63
Forfeited                                (258,000)             5.35         (107,000)             7.96
                                   --------------                     --------------

Outstanding at end of year              2,129,000    $         3.74        2,291,000    $         5.04
                                   ==============                     ==============

Exercisable at end of year              1,258,000    $         2.89        1,100,000    $         3.61
                                   ==============                     ==============

      As of December 31, 2004 there were 1,366,000 options available for grant under the Company's stock option plans.

      The following table summarizes information about stock options at December 31, 2004:

                            OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                  --------------------------------------   -------------------------
                                WEIGHTED
                                 AVERAGE      WEIGHTED                    WEIGHTED
                                REMAINING      AVERAGE                     AVERAGE
   EXERCISE        NUMBER      CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
    PRICES       OUTSTANDING      LIFE          PRICE      OUTSTANDING      PRICE
--------------   -----------   -----------   -----------   -----------   -----------

1.20                 542,000     3 years        1.20           542,000       1.20
2.31 - 3.81          151,000     6 years        2.93            80,000       3.02
4.07 - 7.05        1,198,000     8 years        5.71           258,000       5.32
7.56 - 18.90         400,000     6 years        9.02           220,000       7.77
                 -----------                               -----------

                   2,291,000     5 years        5.04         1,100,000       3.61
                 ===========                               ===========

[3]   WARRANTS:

      In connection with the Company's initial public offering in June 1999, warrants to purchase 200,000 shares of common stock were issued to the underwriter for nominal consideration. The warrants were exercisable for a period of four years, commencing in June 2000, at a price of $11.55 per share. The warrants were exercised during 2004 on a cashless basis in accordance with their original terms. In connection with the exercise the Company issued 42,000 shares.

      In connection with the Company's private placement in January 2002, warrants to purchase 107,000 shares of common stock were issued to the placement agent and a finder. The warrants were exercisable for a period of five years, commencing in January 2002 at a price of $9.58 per share. The warrants were exercised during 2004. In connection with the exercise the Company received proceeds of $1,025,000.

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE I - INCOME TAXES

The Company has a deferred tax asset of approximately $6,313,000 at December 31, 2004 primarily relating to net operating loss carryforward. The Company has a net operating loss carryforward of approximately $15,921,000 for federal income tax purposes, substantially all of which expires from 2020 through 2024 and, certain state and local net operating loss carryforwards. There were no significant timing differences between financial and tax reporting.

$4,775,000 of the net operating loss carryforwards relates to stock options for which there were no compensation charges for financial reporting. Accordingly, any future benefit would be credited to additional paid-in capital. Future stock issuances may subject the Company to annual limitations on the utilization of its net operating loss carryforwards. The Company has provided a valuation allowance, which increased during 2003 and 2004 by $789,000 and $1,045,000, respectively, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                                   2003           2004
                                                               -----------    -----------

Income tax benefit at the federal statutory rate               $  (408,000)   $   135,000
State and local income taxes, net of effect on federal taxes       (59,000)      (129,000)
Increase in valuation allowance                                    789,000      1,045,000
Stock options                                                     (302,000)    (1,031,000)
Other                                                              (20,000)       (20,000)
                                                               -----------    -----------

                                                               $         0    $         0
                                                               ===========    ===========

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]   OPERATING LEASES:

      The Company is obligated under operating leases for its facility, which it occupied in March 2000. The Company's operating leases provide for minimum annual rental payments as follows:

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

              YEAR ENDING
              DECEMBER 31,
              ------------

              2005                $410,000
              2006                 410,000
              2007                 410,000
              2008                 410,000
              2009                 410,000
              Thereafter           205,000
                                ----------

                                $2,255,000
                                ==========

      The office lease, which expires in 2010, also provides for escalations relating to increases in real estate taxes and certain operating expenses. Expenses relating to operating leases aggregated approximately $409,000 and $499,000 for the years ended December 31, 2004 and 2003, respectively.

      During 2003, the Company entered into an agreement to sublease a portion of its space through the end of the lease. The sublease provides for monthly payments of approximately $12,000 and also provides for escalations relating to increases in real estate taxes and certain operating expenses. Other income of $147,000 and $54,000 for the year ended December 31, 2004 and 2003, respectively reflects rent received by the Company under the sublease.

[2]   CONCENTRATION OF CUSTOMERS:

      Three customers accounted for 49%, 15%, and 12%, respectively, of the Company's revenue during the year ended December 31, 2004. Two of those customers accounted for 31% and 21% of the Company's account and unbilled receivables at December 31, 2004.

      One customer, accounted for 58% of the Company's revenue during the year ended December 31, 2003 and 54% of the Company's accounts receivable as of December 31, 2003.

[3]   LEGAL PROCEEDINGS:

      On September 1, 2004, I.D. Systems, Inc. filed a complaint against Access Control Group L.L.C. ("Access") in the United States District Court in the District of New Jersey asserting patent infringement (the "Action").

      The Action seeks an injunction against continued infringement, treble damages resulting from the infringement and the defendant's conduct, interest on the damages, and such further relief as the Court deems just and appropriate. The Action has been settled on a confidential basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8A. CONTROLS AND PROCEDURES

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures ( as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There were no changes in the Company's internal controls over financial reporting that occurred during the last fiscal quarter to which this report relates that have materially effected or is reasonably likely to materially effect, the Company's internal control over financial reporting.

ITEM  8B. OTHER INFORMATION

NONE

PART III.

ITEM  9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS,
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed for its 2005 Annual Meeting of Stockholders.

ITEM  10. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed for its 2005 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed for its 2005 Annual Meeting of Stockholders.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed for its 2005 Annual Meeting of Stockholders.

ITEM  13. EXHIBITS

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

     31.1 Written Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

     31.2 Written Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

     32 Written Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002


ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed for its 2005 Annual Meeting of Stockholders. a.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 22, 2005


                               I.D. SYSTEMS, INC.


                               By:   /s/ Jeffrey M. Jagid
                                    -----------------------------
                                    Jeffrey M. Jagid
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                               By:   /s/ Ned Mavrommatis
                                    --------------------------------------------
                                    Ned Mavrommatis
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

      Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-KSB is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                      TITLE                      DATE

      /s/ Jeffrey M. Jagid          Chief Executive Officer    March 22, 2005
     ----------------------
     Jeffrey M. Jagid               and Director

      /s/ Kenneth S. Ehrman         Chief Operating Officer    March 22, 2005
     ----------------------
     Kenneth S. Ehrman              and Director

     /s/ Lawrence Burstein          Director                   March 22, 2005
     ----------------------
     Lawrence Burstein

      /s/ Michael Monaco            Director                   March 22, 2005
     ----------------------
     Michael Monaco

      /s/ Beatrice Yormark          Director                   March 22, 2005
     ----------------------
     Beatrice Yormark