Form 10KSB/A
period 2004-12-31
ID SYSTEMS INC
filed 2005-05-16
CIK 49615

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement to be filed in connection with the issuer's 2005 annual meeting of stockholders.

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

         Item 11.   Security  Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters...............................27

         Item 12.   Certain Relationships and Related Transactions...........................27

         Item 13.   Exhibits.................................................................27

         Item 14.   Principal Accountant Fees and Services...................................28

                                EXPLANATORY NOTE

I.D. Systems, Inc. is filing this Amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 29, 2005. This amendment is being filed to include the conformed signature of Eisner LLP, the Company's independent auditor, on its opinion contained on page F-1 of the Form 10-KSB.

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


/s/ Eisner LLP
New York, New York
February 11, 2005

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

Date:  May 13, 2005


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

     SIGNATURE                      TITLE                      DATE

      /s/ Jeffrey M. Jagid          Chief Executive Officer    May 13, 2005
     ----------------------
     Jeffrey M. Jagid               and Director

      /s/ Kenneth S. Ehrman         Chief Operating Officer    May 13, 2005
     ----------------------
     Kenneth S. Ehrman              and Director

     /s/ Lawrence Burstein          Director                   May 13, 2005
     ----------------------
     Lawrence Burstein

      /s/ Michael Monaco            Director                   May 13, 2005
     ----------------------
     Michael Monaco

      /s/ Beatrice Yormark          Director                   May 13, 2005
     ----------------------
     Beatrice Yormark