Form 10-Q
period 2005-03-31
ID SYSTEMS INC
filed 2005-05-16
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended: March 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                to

Commission File Number:  1-15087

                               I.D. SYSTEMS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                22-3270799
              --------                                ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

               One University Plaza, Hackensack, New Jersey 07601
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 996-9000
                                 --------------
              (Registrant's telephone number, including area code)


        (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes |X|  No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes |_| No |X|

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of the close of business on May 11, 2005 was 7,713,255.

                                      INDEX

                               I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                                           Page
                                                                         ----

   Condensed Balance Sheets as of December 31, 2004
     - and March 31, 2005 (unaudited)                                     1

   Condensed Statements of Operations (unaudited)  -
     for the three months ended March 31, 2004 and 2005                   2

   Condensed Statements of Cash Flows (unaudited) -
     for the three months ended March 31, 2004 and 2005                   3

   Notes to Condensed Financial Statements                                4


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results  of Operations                   7

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                               10

Item 4.  Controls and Procedures                                         11

PART II - OTHER INFORMATION

Item 6.  Exhibits                                                        11

Signatures                                                               12

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                               I.D. Systems, Inc.
                            Condensed Balance Sheets
                                                    December 31,     March 31, 2005
                                                        2004            (Unaudited)
                                                   --------------    --------------
ASSETS
      Cash and cash equivalents                    $    8,440,000         5,073,000
      Short-term investments                            3,195,000         3,488,000
      Accounts receivable, net                          1,432,000         3,609,000
      Unbilled receivables                                402,000                --
      Inventory                                         1,739,000         2,321,000
      Investment in sales type leases                      39,000            40,000
      Interest receivable                                  50,000            52,000
      Officer loan                                         10,000            10,000
      Prepaid expenses and other current assets           225,000            82,000
                                                   --------------    --------------
            Total current assets                       15,532,000        14,675,000
Fixed assets, net                                       1,009,000         1,094,000
Investment in sales type leases                            34,000            24,000
Officer loan                                               20,000            18,000
Deferred contract costs                                   476,000           386,000
Other assets                                               88,000            87,000
                                                   --------------    --------------
                                                   $   17,159,000    $   16,284,000
                                                   ==============    ==============
LIABILITIES
      Accounts payable and accrued expenses        $    2,541,000    $    1,799,000
      Long term debt - current portion                    199,000           201,000
      Line of credit                                           --           500,000
      Deferred revenue                                     95,000            96,000
                                                   --------------    --------------
            Total current liabilities                   2,835,000         2,596,000
Long term debt                                            449,000           398,000
Deferred revenue                                          191,000           167,000
Deferred rent                                             112,000           116,000
                                                   --------------    --------------
                                                        3,587,000         3,277,000
                                                   --------------    --------------
STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares,
  $.01 par value; none issued
Common stock; authorized 15,000,000 shares, $.01
  par value; issued and outstanding 7,690,000
  shares and 7,735,000 shares                              77,000            77,000
Additional paid-in capital                             24,994,000        25,064,000
Treasury stock; 40,000 shares at cost                    (113,000)         (113,000)
Accumulated deficit                                   (11,386,000)      (12,021,000)
                                                   --------------    --------------
                                                       13,572,000        13,007,000
                                                   --------------    --------------
                                                   $   17,159,000    $   16,284,000
                                                   ==============    ==============

See accompanying notes

                               I.D. Systems, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                      2004             2005
                                                  ------------     ------------
Revenues                                          $  2,705,000     $  3,033,000
Cost of Revenues                                     1,274,000        1,506,000
                                                  ------------     ------------
Gross Profit                                         1,431,000        1,527,000
Selling, general and administrative
  expenses                                           1,254,000        1,853,000
Research and development expenses                      155,000          395,000
                                                  ------------     ------------
Income (loss) from operations                           22,000         (721,000)
Interest income                                         54,000           62,000
Interest expense                                       (18,000)         (13,000)
Other income                                            37,000           37,000
                                                  ------------     ------------
Net income (loss)                                 $     95,000     $   (635,000)
                                                  ============     ============
Net income (loss) per share - basic               $       0.01     $      (0.08)
                                                  ============     ============
Net income (loss) per share - diluted             $       0.01     $      (0.08)
                                                  ============     ============
Weighted average common shares
  outstanding- basic                                 7,170,000        7,719,000
                                                  ============     ============
Weighted average common shares
  outstanding- diluted                               8,114,000        7,719,000
                                                  ============     ============

See accompanying notes

                               I.D. Systems, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                              Three months ended
                                                                   March 31,
                                                           2004             2005
                                                       ------------     ------------
Cash flows from operating activities:
Net  income (loss)                                     $     95,000     $   (635,000)
Adjustments to reconcile net loss to cash used in
  operating activities:
Depreciation and amortization                                59,000           84,000
  Deferred rent expense                                       6,000            4,000
  Deferred revenues                                         (21,000)         (23,000)
  Changes in:
    Accounts receivable                                    (850,000)      (2,177,000)
    Unbilled receivables                                         --          402,000
    Inventory                                               (17,000)        (582,000)
    Prepaid expenses and other assets                        41,000          144,000
    Investment in sale type leases                            9,000            9,000
    Deferred contract costs                                 (28,000)          90,000
    Accounts payable and accrued expenses                    90,000         (742,000)
                                                       ------------     ------------
        Net cash used in operating activities              (616,000)      (3,426,000)
                                                       ------------     ------------
Cash flows from investing activities:
  Purchase of fixed assets                                  (75,000)        (169,000)
  Purchases of investments                                 (386,000)        (500,000)
  Increase in interest receivable                            (8,000)          (2,000)
  Maturities of investments                                 550,000          225,000
  Amortization of (discount) premium on investments          42,000          (18,000)
  Officer loan                                                3,000            2,000
                                                       ------------     ------------
    Net cash (used in) provided by investing
      activities                                            126,000         (462,000)
                                                       ------------     ------------
Cash flows from financing activities:
  Proceeds from line of credit                                   --          500,000
  Repayment of term loan                                    (46,000)         (49,000)
  Proceeds from exercise of stock options                   332,000           70,000
                                                       ------------     ------------
    Net cash used in operating activities                   286,000          521,000
                                                       ------------     ------------
Net decrease in cash and cash equivalents                  (204,000)      (3,367,000)
Cash and cash equivalents - beginning of period           3,179,000        8,440,000
                                                       ------------     ------------
Cash and cash equivalents - end of
  period                                               $  2,975,000     $  5,073,000
                                                       ============     ============
Supplemental disclosure of cash flow information:
  Cash paid for:
      Interest                                         $     18,000     $     13,000

See accompanying notes

                               I.D. Systems, Inc.

                     Notes to Condensed Financial Statements
                                 March 31, 2005


NOTE A - Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of March 31, 2005, the results of its operations for the three-month periods ended March 31, 2004 and 2005 and cash flows for the three-month periods ended March 31, 2004 and 2005. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2004 included in the Company's Annual Report.


NOTE B - Earnings (Loss) Per Share of Common Stock

Earnings (loss) per share for the three months ended March 31, 2005 and 2004 are as follows:


                                         Three Months Ended
                                              March 31,
                                          2004        2005
                                     -----------    -----------
Basic earnings (loss) per share
Net income (loss)                    $    95,000    $  (635,000)
                                     -----------    -----------
Weighted average shares
  outstanding                          7,170,000      7,719,000
                                     -----------    -----------
Basic earnings (loss) per share      $      0.01    $     (0.08)
                                     ===========    ===========
Diluted earnings (loss) per share
Net income (loss)                    $    95,000    $  (635,000)
                                     -----------    -----------
Weighted average shares
  outstanding                          7,170,000      7,719,000
                                     -----------    -----------
Dilutive effect of stock options         944,000              0
                                     -----------    -----------
Weighted average shares
  outstanding, diluted                 8,114,000      7,719,000
                                     -----------    -----------
Diluted earnings (loss) per share    $      0.01    $     (0.08)
                                     ===========    ===========


Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the three-month period ended March 31, 2005, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

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

                                                        Three Months Ended
                                                              March 31,
                                                        2004            2005
                                                    -----------     -----------
Reported net income (loss)                          $    95,000     $  (635,000)
Stock-based employee compensation expense
  included in reported net income (loss),
  net of related tax effects                                  0               0
Stock-based employee compensation determined
  under the fair value based method, net of
  tax effects related                                 (295,000)       (380,000)
                                                    -----------     -----------
Pro forma net loss                                  $  (200,000)    $(1,015,000)
                                                    ===========     ===========

Income (loss) per share (basic and diluted):
      As reported                                   $      0.01     $     (0.08)
                                                    ===========     ===========
      Pro forma                                     $     (0.03)    $     (0.13)
                                                    ===========     ===========


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

NOTE F - Line Of Credit

The Company has a working capital line of credit, with maximum borrowings of $500,000. Interest at the 30 day LIBOR Market Index Rate plus 1.75% is payable monthly. At March 31, 2005, the Company owed $500,000 under this line of credit.

NOTE G - Deferred contract costs

During 2003, the Company entered into a contract with a customer pursuant to which the Company's system will be implemented on a portion of the customer's fleet of vehicles. The Company will be entitled to issue sixty monthly invoices of up to $40,000 per month, each of which is contingent upon certain conditions being met. Costs directly attributable to this contract, consisting principally of engineering and manufacturing costs, are being deferred until implementation of the system is completed. The deferred costs will be charged to cost of revenue in accordance with the cost recovery method, pursuant to which the deferred contract costs will be reduced in each period by an amount equal to the revenue recognized until all of the deferred costs are written off at which time the Company will recognize a gross profit, if any. As of March 31, 2005, the Company deferred $906,000 of such contract costs and amortized $520,000 of such costs. The implementation of the system is substantially completed and additional contract costs are not anticipated to be significant. The Company will continue to evaluate the carrying amount of the deferred contract costs for potential impairment.

NOTE H - Concentration of customers and vendor

Three customers accounted for 49%, 22% and 13%, respectively, of the Company's revenue during the three month period ended March 31, 2005. The same customers accounted for 44%, 18% and 11%, respectively, of the Company's accounts receivable as of March 31, 2005.

One vendor accounted for 52% of the Company's purchases during the three month period ended March 31, 2005. The same customer accounted for 50% of the Company's accounts payable as of March 31, 2005.

NOTE I - Reclassifications:

Certain prior year amounts have reclassified to conform with the current year presentation.

Item 2. Management's Discussion And Analysis

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere herein.

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and information that is based on management's beliefs as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that the Company's actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products and other statements under "Risk Factors" set forth in our Form 10-KSB for the fiscal year ended December 31, 2004 and other filings with the Securities and Exchange Commission (the "SEC"). The forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors. The Company undertakes no obligation to publicly release the results on any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:


                                                         Three months ended
                                                               March 31,
                                                       2004           2005
                                                    ----------     ----------
Revenues                                                 100.0%         100.0%
Cost of Revenues                                          47.1           49.6
                                                    ----------     ----------
Gross Profit                                              52.9           50.4
Selling, general and administrative
  expenses                                                46.4           61.1
Research and development expenses                          5.7           13.0
                                                    ----------     ----------
Income (loss) from operations                              0.8          (23.7)
Net interest income                                        1.3            1.6
Other income                                               1.4            1.2
                                                    ----------     ----------
Net income (loss)                                         3.5 %          (20.9)%
                                                    ----------     ----------

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004


REVENUES. Revenues were $3,033,000 in the three months ended March 31, 2005 compared to $2,705,000 in the three months ended March 31, 2004, an increase of $328,000, or 12%. The increase in revenues in the quarter ended March 31, 2005 was attributable primarily to continued customer acceptance and market penetration of the Company's patented Wireless Asset Net(TM) system for tracking and managing fleets of industrial equipment. Included in revenues in the quarter ended March 31, 2005 was $120,000 of revenues related to the cost recovery method as described in Note G of the financial statements included herein. The revenue was offset by $120,000 of amortized capital costs included in costs of revenues as described in Note G of the financial statements included herein.

COST OF REVENUES. Cost of revenues were $1,506,000 in the three months ended March 31, 2005 compared to $1,274,000 in the three months ended March 31, 2004. As a percentage of revenues, cost of revenues was 49.6% in the three months ended March 31, 2005 as compared to 47.1% in the three months ended March 31, 2004. Gross profit was $1,527,000 in the three months ended March 31, 2005 compared to $1,431,000 in the three months ended March 31, 2004. As a percentage of revenues, gross profit decreased to 50.4% in the three months ended March 31, 2005 from 52.9% in the three months ended March 31, 2004. Included in costs of revenues in the quarter ended March 31, 2005 is $120,000 of amortized capitalized costs associated with the cost recovery method as described in Note G of the financial statements included herein. In accordance, with the cost recovery method, the capitalized contract costs were reduced by the same amount equal to the revenue recognized in the period. Excluding the amortization of the deferred contract costs of $120,000 for the quarter ended March 31, 2005 gross profit as a percentage of revenues was 52.4% in the quarter ended march 31, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,853,000 in the three months ended March 31, 2005 compared to $1,254,000 in the three months ended March 31, 2004. This increase was primarily attributable to increased payroll and related expenses as well as travel expenses due to the hiring of additional personnel to support the continued growth of the business. At March 31, 2005 the Company has 55 employees as compared to 40 at March 31, 2004. The increase in personnel has been primarily in the customer service area. Also included in selling general and administrative expenses in the quarter ended March 31, 2005 is $66,000 related to Section 404 of the Sarbanes-Oxley Act. As a percentage of revenues, selling, general and administrative expenses increased to 61.1% in the three months ended March 31, 2005 from 46.4% in the three months ended March 31, 2004.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $395,000 in the three months ended March 31, 2005 compared to $155,000 in the three months ended March 31, 2004. This increase was attributable to the fact that during the quarter ended March 31, 2004 a portion of the Company's research and development expenses for the period were funded by a customer. That portion was included in cost of sales for the period ended March 31, 2004. As a percentage of revenues, research and development expenses increased to 13.0% in the three months ended March 31, 2005 from 5.7% in the three months ended March 31, 2004.

NET INTEREST INCOME AND EXPENSE. Interest income was $62,000 in the three months ended March 31, 2005 as compared to $54,000 in the three months ended March 31, 2004. This increase was attributable to the increase in interest rates. The Company invests in investment grade commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $13,000 in the three months ended March 31, 2005 as compared to $18,000 in the three months ended March 31, 2004.

OTHER INCOME. Other income of $37,000 in the three-month periods ended March 31, 2005 and 2004 reflects rental income from a sublease arrangement.

NET INCOME (LOSS). Net loss was $635,000 in the three months ended March 31, 2005, or $(0.08) per basic and diluted share as compared to net income of $95,000, or $0.01 per basic and diluted share in the three-month period ended March 31, 2004. This was due primarily to the reasons described above.

Liquidity and Capital Resources

As of March 31, 2005, the Company had $8,561,000 of cash, cash equivalents and short-term investments and $12,079,000 of working capital as compared to $11,635,000 and $12,697,000, respectively, at December 31, 2004.

Net cash used in operating activities for the three months ended March 31, 2005 was $3,426,000 as compared to net cash used in operating activities of $616,000 for the three months ended March 31, 2004. Net cash used in operating activities in the three months ended March 31, 2005 was primarily due to an increase in accounts receivable of $2,177,000, a decrease of accounts payable and accrued expenses of $742,000 and net loss of $635,000 partially offset by a decrease in unbilled receivables of $402,000 and a decrease in prepaid expenses and other assets of $144,000. Net cash used in operating activities in the three months ended March 31, 2004 was primarily due to an increase in accounts receivable of $850,000 offset by net income of $95,000, depreciation and amortization of $59,000 and an increase in accounts payable and accrued expenses of $90,000.

Net cash used in investing activities for the three months ended March 31, 2004 was $426,000 as compared to net cash provided by investing activities for the three months ended March 31, 2004 of $126,000. Net cash used in investing activities in the three months ended March 31, 2005 was primarily from purchases of investments of $500,000 and purchases of fixed assets of $169,000 partially offset by maturities of investments of $225,000. Net cash provided by investing activities in the three months ended March 31, 2004 was primarily from maturities of investments of $550,000 partially offset by purchases of investments of $386,000 and purchases of fixed assets of $75,000.

Net cash provided by financing activities for the three months ended March 31, 2005 was $521,000 as compared to net cash provided by financing activities of $286,000 for the three months ended March 31, 2004. Net cash provided by financing activities in the three months ended March 31, 2005 was from the proceeds received from the Company's line of credit of $500,000 and $70,000 received in connection with the exercise of employee stock options, partially offset by repayments of the five-year term loan of $49,000. Net cash provided by financing activities in the three months ended March 31, 2004 was from the proceeds received in connection with the exercise of employee stock options of $332,000, offset by repayments of the five-year term loan of $46,000.

The Company's working capital line of credit has maximum borrowings of $500,000, with interest at the 30 day LIBOR Market Index Rate plus 1.75%, payable monthly. At March 31, 2005, the Company was in compliance with the terms of this line of credit.

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

Item 3. Quantitative and Qualitative  Disclosures About Market Risk

The Company is subject to market risks in the form of interest rate changes and changes in corporate tax rates. Both risks are currently immaterial to the Company.

Item 4. Controls And Procedures

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


                              I.D. Systems, Inc.


Dated: May 10, 2005                 By:  /s/ Jeffrey M. Jagid
                                         ---------------------------------------
                                         Jeffrey M. Jagid
                                         Chief Executive Officer
                                         (Principal Executive Officer)


Dated: May 10, 2005                 By:  /s/ Ned Mavrommatis
                                         ---------------------------------------
                                         Ned Mavrommatis
                                         Chief Financial Officer
                                         (Principal Financial Officer)