Form 10-Q
period 2005-06-30
ID SYSTEMS INC
filed 2005-08-11
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission File Number:  1-15087

                               I.D. SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                               22-3270799
              --------                               ----------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


               One University Plaza, Hackensack, New Jersey 07601
               (Address of principal executive offices) (Zip Code)

                                 (201) 996-9000
                (Issuer's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes X   No
         ---    ---

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes     No X
         ---    ---

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of the close of business on August 8, 2005 was 7,785,000.

                                      INDEX

                               I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                                              Page
                                                                            ----
    Condensed Balance Sheets as of December 31, 2004
     and June 30, 2005 (unaudited)                                            1

    Condensed Statement of Operations (unaudited)  -
     for the three months and six months ended June 30, 2004 and 2005         2

    Condensed Statement of Cash Flows (unaudited) -
     for the six months ended June 30, 2004 and 2005                          3

    Notes to Condensed Financial Statements                                   4


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results  of Operations                       6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          11

Item 4.  Controls and Procedures                                             11

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to A Vote of Security Holders                 11


Item 6.  Exhibits                                                            12

Signatures                                                                   13

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                               I.D. Systems, Inc.
                            Condensed Balance Sheets

                                                    December 31,     June 30,
                                                       2004            2005
                                                                    (Unaudited)
                                                   ------------    ------------
ASSETS
         Cash and cash equivalents                 $  8,440,000    $  6,148,000
         Short-term investments                       3,195,000       2,534,000
         Accounts receivable, net                     1,432,000       4,408,000
         Unbilled receivables                           402,000              --
         Inventory                                    1,739,000       2,047,000
         Investment in sales type leases                 39,000          40,000
         Interest receivable                             50,000          48,000
         Officer loan                                    10,000          11,000
         Prepaid expenses and other current assets      225,000          30,000
                                                   ------------    ------------
                  Total current assets               15,532,000      15,266,000
Fixed assets, net                                     1,009,000       1,191,000
Investment in sales type leases                          34,000          14,000
Officer loan                                             20,000          14,000
Deferred contract costs                                 476,000         292,000
Other assets                                             88,000          87,000
                                                   ------------    ------------

                                                   $ 17,159,000    $ 16,864,000
                                                   ============    ============
LIABILITIES
         Accounts payable and accrued expenses     $  2,541,000    $  1,767,000
         Long term debt - current portion               199,000         151,000
         Line of credit                                      --         500,000
         Deferred revenue                                95,000          98,000
                                                   ------------    ------------
                  Total current liabilities           2,835,000       2,516,000
Long term debt                                          449,000         398,000
Deferred revenue                                        191,000         141,000
Deferred rent                                           112,000         110,000
                                                   ------------    ------------

                                                      3,587,000       3,165,000
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares,
 $.01 par value; none issued Common stock;
 authorized 15,000,000 shares, $.01 par
 value; issued and outstanding
 7,690,000 shares and 7,763,000 shares                   77,000          78,000
Additional paid-in capital                           24,994,000      25,343,000
Treasury stock; 40,000 shares at cost                  (113,000)       (113,000)
Accumulated deficit                                 (11,386,000)    (11,609,000)
                                                   ------------    ------------

                                                     13,572,000      13,699,000
                                                   ------------    ------------

                                                   $ 17,159,000    $ 16,864,000
                                                   ============    ============

                               I.D. Systems, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                           Three months ended            Six months ended
                                                                 June 30,                    June 30,
                                                           2004          2005           2004           2005
                                                       -----------    -----------    -----------    -----------
Revenues                                               $ 3,764,000    $ 4,198,000    $ 6,469,000    $ 7,231,000
Cost of Revenues                                         1,867,000      2,081,000      3,122,000      3,587,000
                                                       -----------    -----------    -----------    -----------

Gross Profit                                             1,897,000      2,117,000      3,347,000      3,644,000
Selling, general and administrative expenses             1,434,000      1,451,000      2,707,000      3,304,000
Research and development expenses                          283,000        342,000        438,000        737,000
                                                       -----------    -----------    -----------    -----------

Income (loss) from operations                              180,000        324,000        202,000       (397,000)
Interest income                                             40,000         66,000         94,000        128,000
Interest expense                                           (15,000)       (16,000)       (33,000)       (29,000)
Other income                                                37,000         38,000         74,000         75,000
                                                       -----------    -----------    -----------    -----------

Net income (loss)                                      $   242,000    $   412,000    $   337,000    $  (223,000)
                                                       ===========    ===========    ===========    ===========

Net income (loss) per share - basic                    $      0.03    $      0.05    $      0.05    $     (0.03)
                                                       ===========    ===========    ===========    ===========

Net income (loss) per share - diluted                  $      0.03    $      0.05    $      0.04    $     (0.03)
                                                       ===========    ===========    ===========    ===========

Weighted average common shares outstanding - basic       7,335,000      7,732,000      7,253,000      7,718,000
                                                       ===========    ===========    ===========    ===========

Weighted average common shares outstanding - diluted     8,634,000      9,143,000      8,374,000      7,718,000
                                                       ===========    ===========    ===========    ===========

                               I.D. Systems, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                   Six months ended
                                                                       June 30,
                                                                 2004           2005
                                                              -----------    -----------
Cash flows from operating activities:
Net income (loss)                                             $   337,000    $  (223,000)
Adjustments to reconcile net loss to cash used in operating
   activities:
     Depreciation and amortization                                125,000        178,000
     Deferred rent expense                                         11,000         (2,000)
     Deferred revenue                                             (43,000)       (47,000)
     Deferred contract costs                                        5,000        184,000
     Changes in:
         Accounts receivable                                     (294,000)    (2,976,000)
         Unbilled receivables                                    (983,000)       402,000
         Inventory                                               (568,000)      (308,000)
         Prepaid expenses and other assets                        110,000        196,000
         Investment in sales type leases                           18,000         19,000
         Accounts payable and accrued expenses                    590,000       (774,000)
                                                              -----------    -----------

              Net cash used in operating activities              (692,000)    (3,351,000)
                                                              -----------    -----------

Cash flows from investing activities:
     Purchase of fixed assets                                    (185,000)      (360,000)
     Purchase of investments                                     (487,000)      (500,000)
     Decrease in interest receivable                                2,000          2,000
     Maturities of investments                                  1,106,000      1,170,000
     Amortization of  premium on investments                      124,000         (9,000)
     Collection of officer loan                                     5,000          5,000
                                                              -----------    -----------

         Net cash provided by investing activities                565,000        308,000
                                                              -----------    -----------

Cash flows from financing activities:
     Proceeds from term loan
                                                                1,025,000             --
     Proceeds from line of credit                                      --        500,000
     Repayment of term loan                                       (93,000)       (99,000)
     Proceeds from exercise of stock options                      721,000        350,000
                                                              -----------    -----------

         Net cash provided by financing activities              1,653,000        751,000
                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents            1,526,000     (2,292,000)
Cash and cash equivalents - beginning of period                 3,179,000      8,440,000
                                                              -----------    -----------
Cash and cash equivalents - end of period                     $ 4,705,000    $ 6,148,000
                                                              ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for:
      Interest                                                $    33,000    $    29,000
                                                              ===========    ===========

                               I.D. Systems, Inc.

                     Notes to Condensed Financial Statements
                                  June 30, 2005

NOTE A - Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of June 30, 2005, the results of its operations for the three-month and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations for the three-month and six month periods ended June 30, 2005 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2004 included in the Company's Annual Report.

NOTE B - Earnings (Loss) Per Share of Common Stock

Earnings (loss) per share for the three months ended June 30, 2005 and 2004 are as follows:

                                                  Three Months Ended            Six Months Ended
                                                        June 30,                    June 30,
                                                   2004         2005          2004          2005
                                               -----------   -----------   -----------   -----------
Basic earnings (loss) per share
Net income (loss)                              $   242,000   $   412,000   $   337,000   $  (223,000)
                                               -----------   -----------   -----------   -----------

Weighted average shares outstanding              7,335,000     7,732,000     7,253,000     7,718,000
                                               -----------   -----------   -----------   -----------

Basic earnings (loss) per share                $      0.03   $      0.05   $      0.05   $     (0.03)
                                               ===========   ===========   ===========   ===========

Diluted earnings (loss) per share
Net income (loss)                              $   242,000   $   412,000   $   337,000   $  (223,000)
                                               -----------   -----------   -----------   -----------

Weighted average shares outstanding              7,335,000     7,732,000     7,253,000     7,718,000
                                               -----------   -----------   -----------   -----------

Dilutive effect of stock options                 1,299,000     1,411,000     1,121,000             0
                                               -----------   -----------   -----------   -----------

Weighted average shares outstanding, diluted     8,634,000     9,143,000     8,374,000     7,718,000
                                               -----------   -----------   -----------   -----------

Diluted earnings (loss) per share              $      0.03   $      0.05   $      0.04   $     (0.03)
                                               ===========   ===========   ===========   ===========

Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and warrants and the proceeds thereof were used to purchase outstanding common shares. For the six-month period ended June 30, 2005, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

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

                                                     Three Months Ended                    Six Months Ended
                                                           June 30,                            June 30,
                                                    2004               2005             2004              2005
                                               ---------------    --------------   ---------------    -----------

Reported net income (loss)                     $       242,000    $      412,000   $       337,000  $    (223,000)
Stock-based employee compensation determined
   under the fair value based method, net of
   related tax effects                                (307,000)         (392,000)         (602,000)      (772,000)
                                               ---------------    --------------   ---------------    -----------

Pro forma net income (loss)                    $       (65,000)   $       20,000   $      (265,000) $    (995,000)
                                               ===============    ==============   ===============    ===========

Income (loss) per share - basic
         As reported                           $          0.03    $         0.05   $          0.05    $     (0.03)
                                               ===============    ==============   ===============    ===========
         Pro forma                             $         (0.01)   $         0.00   $         (0.04)   $     (0.13)
                                               ===============    ==============   ===============    ===========
Income (loss) per share - diluted
         As reported                           $          0.03    $         0.05   $          0.04    $     (0.03)
                                               ===============    ==============   ===============    ===========
         Pro forma                             $         (0.01)   $         0.00   $         (0.04)   $     (0.13)
                                               ===============    ==============   ===============    ===========

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

NOTE F - Line Of Credit

The Company has a working capital line of credit, with maximum borrowings of $500,000. Interest at the 30 day LIBOR Market Index Rate plus 1.75% is payable monthly. At June 30, 2005, the Company owed $500,000 under this line of credit.

On July 11, 2005, the Company repaid the entire $500,000 owed under the line of credit at June 30, 2005.

NOTE G - Deferred contract costs

During 2003, the Company entered into a contract with a customer pursuant to which the Company's system will be implemented on a portion of the customer's fleet of vehicles. The Company will be entitled to issue sixty monthly invoices of up to $40,000 per month, each of which is contingent upon certain conditions being met. Costs directly attributable to this contract, consisting principally of engineering and manufacturing costs, are being deferred until implementation of the system is completed. The deferred costs will be charged to cost of revenue in accordance with the cost recovery method, pursuant to which the deferred contract costs will be reduced in each period by an amount equal to the revenue recognized until all of the deferred costs are written off at which time the Company will recognize a gross profit, if any. As of June 30, 2005, the Company deferred $932,000 of such contract costs and amortized $640,000 of such costs. The implementation of the system is substantially completed and additional contract costs are not anticipated to be significant. The Company will continue to evaluate the carrying amount of the deferred contract costs for potential impairment.

NOTE H - Concentration of customers and vendor

Three customers accounted for 32%, 24% and 14%, respectively, of the Company's revenue during the six month period ended June 30, 2005. The same customers accounted for 18%, 39% and 8%, respectively, of the Company's accounts receivable as of June 30, 2005.

One vendor accounted for 52% of the Company's purchases during the six month period ended June 30, 2005. The same customer accounted for 18% of the Company's accounts payable as of June 30, 2005.

NOTE I - Reclassifications:

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                            Three months ended  Six months ended
                                                  June 30,          June 30,
                                               2004    2005      2004     2005
                                              ------  ------    ------   ------
Revenues                                      100.0%   100.0%   100.0%   100.0%
Cost of Revenues                               49.6     49.6     48.3     49.6
                                              ------  ------    ------   ------
Gross Profit                                   50.4     50.4     51.7     50.4
Selling, general and administrative expenses   38.1     34.6     41.8     45.7
Research and development expenses               7.5      8.1      6.8     10.2
                                              ------  ------    ------   ------
Income (loss) from operations                   4.8      7.7      3.1     (5.5)
Net interest income                             0.6      1.2      0.9      1.4
Other income                                    1.0      0.9      1.1      1.0
                                              ------  ------    ------   ------
Net income (loss)                               6.4%     9.8%     5.1%    (3.1)%
                                              ======  ======    ======   ======

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004


REVENUES. Revenues were $4,198,000 in the three months ended June 30, 2005 compared to $3,764,000 in the three months ended June 30, 2004, an increase of $434,000, or 12%. The increase in revenues in the three-month period ended June 30, 2005 was attributable primarily to continued customer acceptance and market penetration of the Company's patented Wireless Asset Net(TM) system for tracking and managing fleets of industrial equipment. Included in revenues in each of the three months ended June 30, 2005 and June 30, 2004 was $120,000 of revenues related to the cost recovery method as described in Note G of the financial statements included herein. The revenue was offset by $120,000 of amortized capital costs included in costs of revenues as described in Note G of the financial statements included herein.

COST OF REVENUES. Cost of revenues were $2,081,000 in the three months ended June 30, 2005 compared to $1,867,000 in the three months ended June 30, 2004, an increase of $214,000, or 12%. As a percentage of revenues, cost of revenues was 49.6% in the three months ended June 30, 2005 as compared to 49.6% in the three months ended June 30, 2004. Gross profit was $2,117,000 in the three months ended June 30, 2005 compared to $1,897,000 in the three months ended June 30, 2004. As a percentage of revenues, gross profit remained the same at 50.4% in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Included in costs of revenues in the three months ended June 30, 2005 and June 30, 2004 is $120,000 of amortized capitalized costs associated with the cost recovery method as described in Note G of the financial statements included herein. In accordance, with the cost recovery method, the capitalized contract costs were reduced by the same amount equal to the revenue recognized in the period. Excluding the amortization of the deferred contract costs of $120,000 for the three months ended June 30, 2005 gross profit as a percentage of revenues was 51.9% and for the three months ended June 30, 2004 gross profit as a percentage of revenues was 52.1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,451,000 in the three months ended June 30, 2005 compared to $1,434,000 in the three months ended June 30, 2004, an increase of $17,000, or 1%. Included in selling general and administrative expenses in the three months ended June 30, 2005 was $54,000, or 1.3% of revenues, for payments to a third party consultant in connection with the review of the Company's internal controls. As a percentage of revenues, selling, general and administrative expenses decreased to 34.6% in the three months ended June 30, 2005 from 38.1% in the three months ended June 30, 2004. This percentage decrease was due to the increase in revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $342,000 in the three months ended June 30, 2005 compared to $283,000 in the three months ended June 30, 2004, an increase of $59,000, or 21%. This increase was attributable to the fact that during the three months ended June 30, 2004 a portion of the Company's research and development expenses for the period was funded by a customer. That portion was included in cost of sales for the period ended June 30, 2004. As a percentage of revenues, research and development expenses increased to 8.1% in the three months ended June 30, 2005 from 7.5% in the three months ended June 30, 2004.

NET INTEREST INCOME AND EXPENSE.
Interest income was $66,000 in the three months ended June 30, 2005 as compared to $40,000 in the three months ended June 30, 2004, an increase of $26,000, or 65%. This increase was attributable to the increase in interest rates. The Company invests in investment grade commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $16,000 in the three months ended June 30, 2005 as compared to $15,000 in the three months ended June 30, 2004, an increase of $1,000, or 7%.

OTHER INCOME. Other income of $38,000 in the three-month ended June 30, 2005 and $37,000 in the three months ended June 30, 2004 reflects rental income from a sublease arrangement.

NET INCOME (LOSS). Net income was $412,000 in the three months ended June 30, 2005, or $0.05 per basic and diluted share as compared to net income of $242,000, or $0.03 per basic and diluted share in the three-month period ended June 30, 2004. This was due primarily to the reasons described above.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

REVENUES.  Revenues  were  $7,231,000  in the six  months  ended  June 30,  2005 compared to $6,469,000 in the six months ended June 30, 2004, an increase of $762,000, or 12%. The increase in revenues in the six-month period ended June 30, 2005 was attributable primarily to continued customer acceptance and market penetration of the Company's patented Wireless Asset Net(TM) system for tracking and managing fleets of industrial equipment. Included in revenues is $240,000 for the six months ended June 30, 2005 and $120,000 for the six months ended June 30, 2004 related to the cost recovery method as described in Note G of the financial statements included herein. The revenue was offset by $240,000 and $120,000 for the six months ended June 30, 2005 and 2004 respectively of amortized capital costs included in costs of revenues as described in Note G of the financial statements included herein.

COST OF REVENUES. Cost of revenues were $3,587,000 in the six months ended June 30, 2005 compared to $3,122,000 in the six months ended June 30, 2004, an increase of $465,000, or 15%. As a percentage of revenues, cost of revenues was 49.6% in the six months ended June 30, 2005 as compared to 48.3% in the six months ended June 30, 2004. Gross profit was $3,644,000 in the six months ended June 30, 2005 compared to $3,347,000 in the six months ended June 30, 2004. As a percentage of revenues, gross profit decreased to 50.4% in the six months ended June 30, 2005 from 51.7% in the six months ended June 30, 2004. Included in costs of revenues in the six months ended June 30, 2005 is $240,000 and $120,000 for the six months ended June 30, 2004 of amortized capitalized costs associated with the cost recovery method as described in Note G of the financial statements included herein. In accordance, with the cost recovery method, the capitalized contract costs were reduced by the same amount equal to the revenue recognized in the period. Excluding the amortization of the deferred contract costs of $240,000 for the six months ended June 30, 2005 and $120,000 for the six months ended June 30, 2004 gross profit as a percentage of revenues was 52.1% in the six months ended June 30, 2005 and for the six months ended June 30, 2004 gross profit as a percentage of revenues was 52.7%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3,304,000 in the six months ended June 30, 2005 compared to $2,707,000 in the six months ended June 30, 2004, an increase of $597,000, or 22%. This increase was primarily attributable to an increased payroll and related expenses as well as travel expenses due to the hiring of additional personnel to support the continued growth of the business. Also included in selling general and administrative expenses in the six months ended June 30, 2005 was $120,000, or 1.7% of revenues, for payments to a third party consultant in connection with the review of the Company's internal controls. As a percentage of revenues, selling, general and administrative expenses increased to 45.7% in the six months ended June 30, 2005 from 41.8% in the six months ended June 30, 2004.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $737,000 in the six months ended June 30, 2005 compared to $438,000 in the six months ended June 30, 2004, an increase of $299,000, or 68%. This increase was attributable to the fact that during the six months ended June 30, 2004 a portion of the Company's research and development expenses for the period was funded by customer projects. That portion was included in cost of sales for the period ended June 30, 2004. As a percentage of revenues, research and development expenses increased to 10.2% in the six months ended June 30, 2005 from 6.8% in the six months ended June 30, 2004.

NET INTEREST INCOME AND EXPENSE. Interest income was $128,000 in the six months ended June 30, 2005 as compared to $94,000 in the six months ended June 30, 2004, an increase of $34,000, or 36%. This increase was attributable to the increase in interest rates. The Company invests in investment grade commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $29,000 in the six months ended June 30, 2005 as compared to $33,000 in the six months ended June 30, 2004, a decrease of $4,000, or 12%.

OTHER INCOME. Other income of $75,000 in the six month ended June 30, 2005 and $74,000 in the six months ended June 30, 2004 reflects rental income from a sublease arrangement.

NET INCOME (LOSS). Net loss was $223,000 in the six months ended June 30, 2005, or $(0.03) per basic and diluted shares as compared to net income of $337,000, or $0.05 per basic and $0.04 per diluted share in the six months period ended June 30, 2004. This was due primarily to the reasons described above.

Liquidity and Capital Resources

As of June 30, 2005, the Company had $8,682,000 of cash, cash equivalents and short-term investments and $12,750,000 of working capital as compared to $11,635,000 and $12,697,000, respectively, at December 31, 2004.

Net cash used in operating activities for the six months ended June 30, 2005 was $3,351,000 as compared to net cash used in operating activities of $692,000 for the six months ended June 30, 2004. Net cash used in operating activities in the six months ended June 30, 2005 was primarily due to an increase in accounts receivable of $2,976,000, an increase in inventory of $308,000, a decrease of accounts payable and accrued expenses of $774,000 and net loss of $223,000 partially offset by a decrease in unbilled receivables of $402,000 and prepaid expenses and other assets of $196,000. Net cash used in operating activities in the six months ended June 30, 2004 was primarily due to an increase in accounts receivable of $294,000, an increase in unbilled receivables of $983,000 and an increase in inventory of $568,000, partially offset by an increase in accounts payable and accrued expenses of $590,000 and net income of $337,000.

Net cash provided by investing activities for the six months ended June 30, 2005 was $308,000 as compared to net cash provided by investing activities for the six months ended June 30, 2004 of $565,000. Net cash provided by investing activities in the six months ended June 30, 2005 was primarily from maturities of investments of $1,170,000 partially offset by purchases of investments of $500,000 and purchases of fixed assets of $360,000. Net cash provided by investing activities in the six months ended June 30, 2004 was primarily from maturities of investments of $1,106,000 partially offset by purchases of investments of $487,000 and purchases of fixed assets of $185,000.

Net cash provided by financing activities for the six months ended June 30, 2005 was $751,000 as compared to net cash provided by financing activities of $1,653,000 for the six months ended June 30, 2004. Net cash provided by financing activities in the six months ended June 30, 2005 was from the proceeds received from the Company's line of credit of $500,000 and $350,000 received in connection with the exercise of employee stock options, partially offset by repayments of the five-year term loan of $99,000. Net cash provided by financing activities in the six months ended June 30, 2004 was from the proceeds received in connection with the exercise of employee stock options of $721,000, offset by repayments of the five-year term loan of $93,000.

The Company's working capital line of credit has maximum borrowings of $500,000, with interest at the 30 day LIBOR Market Index Rate plus 1.75%, payable monthly. At June 30, 2005, the Company was in compliance with the terms of this line of credit and had $500,000 of borrowings outstanding. On July 11, 2005, the Company repaid the entire $500,000 owed under the line of credit at June 30, 2005.

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

Item 4.  Controls And Procedures

Under the supervision and with the participation of the Company's management, including its principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in its Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no significant changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting. The Company has not identified any significant deficiencies or material weaknesses in its internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

An Annual Meeting of Stockholders was held on June 17, 2005. The directors elected at the annual meeting were: Jeffrey Jagid, Kenneth S. Ehrman, Beatrice Yormark, Lawrence Burstein and Michael Monaco. Each director will hold that position for a term of one year or until the next annual meeting or until another is chosen in his stead

The matters voted upon at the Annual Meeting and the results of the voting are set forth below:

      (i) With respect to the election of Directors by the holders of Common Stock, the persons named below received the following number of votes:

      Name                     Votes For    Votes Withheld
      -------------            ---------    --------------
      Jeffrey Jagid            7,285,429         26,590
      Kenneth S. Ehrman        7,229,185         82,834
      Beatrice Yormark         7,096,848        215,171
      Lawrence Burstein        7,097,148        214,871
      Michael Monaco           7,137,912        174,107


      (ii) With respect to a proposal to adopt the Amended and Restated Stock Option Plan which is being amended and restated to include restricted stock and restricted unit awards. The votes cast by the holders of common stock were; 1,600,831 voted in favor, 637,480 voted against, and 8,473 votes abstained on the proposal.

      (iii) With respect to ratification of the appointment of Eisner LLP to serve as the Company's independent auditors for the fiscal year ended December 31, 2005. The votes cast by the holders of common stock were 7,277,269 voted in favor, 18,135 voted against, and 16,615 votes abstained on the proposals.

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

                                              I.D. Systems, Inc.

Dated: August 11, 2005                        By: /s/ Jeffrey M. Jagid
                                                  ------------------------------
                                                  Jeffrey M. Jagid
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Dated: August 11, 2005                        By: /s/ Ned Mavrommatis
                                                  ------------------------------
                                                  Ned Mavrommatis
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)