Form 10-Q
period 2005-09-30
ID SYSTEMS INC
filed 2005-11-04
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005
                                ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number:  1-15087
                         -------

                               I.D. SYSTEMS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          22-3270799
           --------                                          ----------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

           One University Plaza, Hackensack, New Jersey        07601
           ------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)

                                 (201) 996-9000
                                 --------------
                (Issuer's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes   [X]                   No  [_]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                 Yes   [_]                   No  [X]

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of the close of business on November 1, 2005 was 7,845,000.

                                      INDEX

                               I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                                            Page
                                                                          ----

    Condensed Balance Sheets as of December 31, 2004
       and September 30, 2005 (unaudited)                                    1

    Condensed Statement of Operations (unaudited) -
       for the three months and nine months ended
       September 30, 2004 and 2005                                           2

    Condensed Statement of Cash Flows (unaudited) -
       for the nine months ended September 30, 2004 and 2005                 3

    Notes to Condensed Financial Statements                                  4


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results  of Operations                      7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         13

Item 4.  Controls and Procedures                                            13

PART II - OTHER INFORMATION

Item 6.  Exhibits                                                           14

Signatures                                                                  15

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                               I.D. Systems, Inc.
                            Condensed Balance Sheets

                                                                           December 31, 2004  September 30, 2005
                                                                                                 (Unaudited)
                                                                              ------------      ------------
ASSETS
         Cash and cash equivalents                                            $  8,440,000      $  5,282,000
         Short-term investments                                                  3,195,000           750,000
         Accounts receivable, net                                                1,432,000         5,939,000
         Unbilled receivables                                                      402,000         2,757,000
         Inventory                                                               1,739,000         2,067,000
         Investment in sales type leases                                            39,000            44,000
         Interest receivable                                                        50,000             7,000
         Officer loan                                                               10,000            11,000
         Prepaid expenses and other current assets                                 225,000           174,000
                                                                              ------------      ------------
                  Total current assets                                          15,532,000        17,031,000
Fixed assets, net                                                                1,009,000         1,167,000
Investment in sales type leases                                                     34,000                --
Officer loan                                                                        20,000            11,000
Deferred contract costs                                                            476,000           172,000
Other assets                                                                        88,000            88,000
                                                                              ------------      ------------

                                                                              $ 17,159,000      $ 18,469,000
                                                                              ============      ============

LIABILITIES
         Accounts payable and accrued expenses                                $  2,541,000      $  2,885,000
         Long term debt - current portion                                          199,000           207,000
         Deferred revenue                                                           95,000           177,000
                                                                              ------------      ------------
                  Total current liabilities                                      2,835,000         3,269,000
Long term debt                                                                     449,000           293,000
Deferred revenue                                                                   191,000           115,000
Deferred rent                                                                      112,000           105,000
                                                                              ------------      ------------

                                                                                 3,587,000         3,782,000
                                                                              ------------      ------------

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued
Common stock; authorized 15,000,000 shares, $.01 par value; issued and
outstanding 7,690,000 shares and 7,839,000 shares                                   77,000            78,000
Additional paid-in capital                                                      24,994,000        25,691,000
Treasury stock; 40,000 shares at cost                                             (113,000)         (113,000)
Accumulated deficit                                                            (11,386,000)      (10,969,000)
                                                                              ------------      ------------

                                                                              ------------      ------------
                                                                                13,572,000        14,687,000
                                                                              ------------      ------------

                                                                              ------------      ------------
                                                                              $ 17,159,000      $ 18,469,000
                                                                              ============      ============

                               I.D. Systems, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                               Three months ended                 Nine months ended
                                                                  September 30,                      September 30,
                                                         ------------------------------      ------------------------------
                                                             2004              2005              2004              2005
                                                         ------------      ------------      ------------      ------------
Revenues                                                 $  3,289,000      $  5,742,000      $  9,758,000      $ 12,974,000
Cost of Revenues                                            1,467,000         3,154,000         4,589,000         6,741,000
                                                         ------------      ------------      ------------      ------------

Gross Profit                                                1,822,000         2,588,000         5,169,000         6,233,000
Selling, general and administrative expenses                1,470,000         1,624,000         4,177,000         4,928,000
Research and development expenses                             372,000           398,000           810,000         1,135,000
                                                         ------------      ------------      ------------      ------------

Income (loss) from operations                                 (20,000)          566,000           182,000           170,000
Interest income                                                44,000            51,000           138,000           179,000
Interest expense                                              (16,000)          (14,000)          (49,000)          (43,000)
Other income                                                   37,000            38,000           111,000           113,000
                                                         ------------      ------------      ------------      ------------

Net income                                               $     45,000      $    641,000      $    382,000      $    419,000
                                                         ============      ============      ============      ============

Net income  per share - basic                            $       0.01      $       0.08      $       0.05      $       0.05
                                                         ============      ============      ============      ============

Net income  per share - diluted                          $       0.01      $       0.07      $       0.05      $       0.05
                                                         ============      ============      ============      ============

Weighted average common shares outstanding - basic          7,629,000         7,800,000         7,380,000         7,745,000
                                                         ============      ============      ============      ============

Weighted average common shares outstanding - diluted        8,976,000         9,448,000         8,477,000         9,246,000
                                                         ============      ============      ============      ============

                               I.D. Systems, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                     Nine months ended
                                                                        September 30,
                                                                ----------------------------
                                                                    2004             2005
                                                                -----------      -----------
Cash flows from operating activities:
Net income                                                      $   382,000      $   419,000
Adjustments to reconcile net loss to cash used in operating
   activities:
     Inventory reserve                                                   --           75,000
     Depreciation and amortization                                  184,000          266,000
     Deferred rent expense                                           17,000           (7,000)
     Deferred revenue                                               (66,000)           6,000
     Deferred contract costs                                         98,000          303,000
     Changes in:
         Accounts receivable                                     (1,100,000)      (4,507,000)
         Unbilled receivables                                      (788,000)      (2,355,000)
         Inventory                                                 (435,000)        (403,000)
         Prepaid expenses and other assets                          (51,000)          52,000
         Investment in sales type leases                             27,000           29,000
         Accounts payable and accrued expenses                      119,000          342,000
                                                                -----------      -----------

              Net cash used in operating activities              (1,613,000)      (5,780,000)
                                                                -----------      -----------

Cash flows from investing activities:
     Purchase of fixed assets                                      (217,000)        (424,000)
     Purchase of investments                                       (487,000)        (500,000)
     Decrease in interest receivable                                 15,000           43,000
     Maturities of investments                                    2,054,000        2,953,000
     Amortization of  premium on investments                        148,000           (8,000)
     Collection of officer loan                                       8,000            8,000
                                                                -----------      -----------

         Net cash provided by investing activities                1,521,000        2,072,000
                                                                -----------      -----------

Cash flows from financing activities:
     Repayment of term loan                                        (140,000)        (148,000)
     Repayment of line of credit                                   (137,000)
     Proceeds from exercise of stock options                      1,089,000          698,000
     Proceeds from exercise of warrants                           1,025,000
                                                                -----------      -----------

         Net cash provided by financing activities                1,837,000          550,000
                                                                -----------      -----------
Net increase (decrease) in cash and cash equivalents              1,745,000       (3,158,000)
Cash and cash equivalents - beginning of period                   3,179,000        8,440,000
                                                                -----------      -----------
Cash and cash equivalents - end of period                       $ 4,924,000      $ 5,282,000
                                                                ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid for:
      Interest                                                  $    49,000      $    43,000
                                                                ===========      ===========

                               I.D. Systems, Inc.

                     Notes to Condensed Financial Statements
                               September 30, 2005

NOTE A - Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of September 30, 2005, the results of its operations for the three-month and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine-month periods ended September 30, 2005 and 2004. The results of operations for the three-month and nine month periods ended September 30, 2005 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB.

NOTE B - Earnings Per Share of Common Stock

Earnings per share for the three months and nine months ended September 30, 2005 and 2004 are as follows:

                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
                                                 -------------------------     -------------------------
                                                    2004           2005           2004           2005
                                                 ----------     ----------     ----------     ----------
Basic earnings per share
------------------------
Net income                                       $   45,000     $  641,000     $  382,000     $  419,000
                                                 ----------     ----------     ----------     ----------

Weighted average shares outstanding               7,629,000      7,800,000      7,380,000      7,745,000
                                                 ----------     ----------     ----------     ----------

Basic earnings per share                         $     0.01     $     0.08     $     0.05     $     0.05
                                                 ==========     ==========     ==========     ==========

Diluted earnings per share
--------------------------
Net income                                       $   45,000     $  641,000     $  382,000     $  419,000
                                                 ----------     ----------     ----------     ----------

Weighted average shares outstanding               7,629,000      7,800,000      7,380,000      7,745,000
                                                 ----------     ----------     ----------     ----------

Dilutive effect of stock options                  1,347,000      1,648,000      1,097,000      1,501,000
                                                 ----------     ----------     ----------     ----------

Weighted average shares outstanding, diluted      8,976,000      9,448,000      8,477,000      9,246,000
                                                 ----------     ----------     ----------     ----------

Diluted earnings per share                       $     0.01     $     0.07     $     0.05     $     0.05
                                                 ==========     ==========     ==========     ==========

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

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                 -----------------------------------     ----------------------------------
                                                       2004                2005               2004                 2005
                                                 ---------------      --------------     ---------------      -------------
Reported net income                               $      45,000        $     641,000     $       382,000      $     419,000
Stock-based employee compensation determined
   under the fair value based method, net of
   related tax effects                                  (327,000)           (392,000)           (929,000)        (1,164,000)
                                                 ---------------      --------------     ---------------      -------------

Pro forma net income (loss)                      $      (282,000)     $      249,000     $      (547,000)     $    (745,000)
                                                 ===============      ==============     ===============      =============

Income (loss) per share - basic
         As reported                             $          0.01      $         0.08     $          0.05      $        0.05
                                                 ===============      ==============     ===============      =============
         Pro forma                               $         (0.04)     $         0.03     $         (0.07)     $       (0.10)
                                                 ===============      ==============     ===============      =============
Income (loss) per share - diluted
         As reported                             $          0.01      $         0.07     $          0.05      $        0.05
                                                 ===============      ==============     ===============      =============
         Pro forma                               $         (0.04)     $         0.03     $         (0.07)     $       (0.10)
                                                 ===============      ==============     ===============      =============

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

NOTE F - Deferred contract costs

During 2003, the Company entered into a contract with a customer pursuant to which the Company's system are being implemented on a portion of the customer's fleet of vehicles. The Company will issue sixty monthly invoices of up to $40,000 per month, each of which is contingent upon certain conditions being met. Costs directly attributable to this contract, consisting principally of engineering and manufacturing costs, are being deferred until implementation of the system is completed. The deferred costs will be charged to cost of revenue in accordance with the cost recovery method, pursuant to which the deferred contract costs will be reduced in each period by an amount equal to the revenue recognized until all of the deferred costs are written off at which time the Company will recognize a gross profit, if any. As of September 30, 2005, the Company deferred $932,000 of such contract costs and amortized $760,000 of such costs. The implementation of the system is substantially completed and additional contract costs are not anticipated to be significant. The Company will continue to evaluate the carrying amount of the deferred contract costs for potential impairment.

NOTE G - Concentration of customers and vendor

Four customers accounted for 37%, 24%, 11% and 10% respectively, of the Company's revenue during the nine month period ended September 30, 2005. The same customers accounted for 50%, 19%, 5% and 12%, respectively, of the Company's accounts receivable and unbilled receivables as of September 30, 2005.

One vendor accounted for 54% of the Company's purchases during the nine month period ended September 30, 2005. The same vendor accounted for 40% of the Company's accounts payable as of September 30, 2005.

NOTE H - Unbilled Receivables

Unbilled receivables represent the difference between revenue recognized for financial reporting purposes and amounts invoiced. These amounts will be invoiced in subsequent periods as progress billings. As the systems are delivered, and services are performed and all of the criteria's for revenue recognition are satisfied, the company recognizes revenue and records an unbilled receivable. At September 30, 2005 unbilled receivables were $2,757,000, all of which relates to one customer. Subsequent to September 30, 2005 the Company invoiced $2,172,000 of the unbilled receivables.

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

The Company makes available through its internet website free of charge its annual report on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports and other filings made by us with the SEC, as soon as practicable after the Company electronically files such reports and filings with the SEC. The Company's website address is www.id-systems.com. The information contained in this website is not incorporated by reference in this report.

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, accordingly, all amounts are approximations.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                   Three months ended     Nine months ended
                                                      September 30,         September 30,
                                                   -----------------      ----------------
                                                    2004        2005       2004       2005
                                                   -----       -----      -----      -----
Revenues                                           100.0%      100.0%     100.0%     100.0%
Cost of Revenues                                    44.6        54.9       47.0       52.0
                                                   -----       -----      -----      -----

Gross Profit                                        55.4        45.1       53.0       48.0
Selling, general and administrative expenses        44.7        28.3       42.8       37.9
Research and development expenses                   11.3         6.9        8.3        8.7
                                                   -----       -----      -----      -----

Income (loss) from operations                       (0.6)        9.9        1.9        1.4
Net interest income                                  0.8         0.6        0.9        1.0
Other income                                         1.2         0.7        1.1        0.8
                                                   -----       -----      -----      -----

Net income                                           1.4%       11.2%       3.9%       3.2%
                                                   -----       -----      -----      -----

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

REVENUES. Revenues were $5,742,000 in the three months ended September 30, 2005 compared to $3,289,000 in the three months ended September 30, 2004, an increase of $2,453,000, or 75%. The increase in revenues in the three-month period ended September 30, 2005 was attributable primarily to continued penetration of the Company's patented Wireless Asset Net(TM) system for tracking and managing fleets of industrial equipment from customers such as the United States Postal Service, Ford Motor Company, Walgreens and the U.S. Transportation Security Administration. Included in revenues in each of the three months ended September 30, 2005 and September 30, 2004 was $120,000 of revenues related to the cost recovery method as described in Note F of the financial statements included herein. The revenue was offset by $120,000 of amortized capital costs included in costs of revenues as described in Note F of the financial statements included herein.

COST OF REVENUES. Cost of revenues were $3,154,000 in the three months ended September 30, 2005 compared to $1,467,000 in the three months ended September 30, 2004, an increase of $1,687,000, or 115%. As a percentage of revenues, cost of revenues was 54.9% in the three months ended September 30, 2005 as compared to 44.6% in the three months ended September 30, 2004. Gross profit was $2,588,000 in the three months ended September 30, 2005 compared to $1,822,000 in the three months ended September 30, 2004. As a percentage of revenues, gross profit decreased to 45.1% in the three months ended September 30, 2005 from 55.4% in the three months ended September 30, 2004. The decrease in gross profit for the three months ended September 30, 2005 is attributable to lower margins on services performed on starting up a new company in the three month period ended September 30, 2005 as compared to the three month period ended September 30, 2004. In addition, there was an increase to the inventory reserve of $75,000 during the three month period ended September 30, 2005. Included in costs of revenues in the three months ended September 30, 2005 and September 30, 2004 is $120,000 of amortized capitalized costs associated with the cost recovery method as described in Note F of the financial statements included herein. In accordance, with the cost recovery method, the capitalized contract costs were reduced by the same amount equal to the revenue recognized in the period. Excluding the amortization of the deferred contract costs of $120,000 for the three months ended September 30, 2005 gross profit as a percentage of revenues was 46.0% and for the three months ended September 30, 2004 gross profit as a percentage of revenues was 57.4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,624,000 in the three months ended September 30, 2005 compared to $1,470,000 in the three months ended September 30, 2004, an increase of $154,000, or 10.5%. Included in selling general and administrative expenses in the three months ended September 30, 2005 was $67,000, or 1.2% of revenues, related to compliance with Section 404 of the Sarbanes-Oxley Act. As a percentage of revenues, however, selling, general and administrative expenses decreased to 28.3% in the three months ended September 30, 2005 from 44.7% in the three months ended September 30, 2004 as a result of an increase in revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $398,000 in the three months ended September 30, 2005 compared to $372,000 in the three months ended September 30, 2004, an increase of $26,000, or 7%. As a percentage of revenues, however, research and development expenses decreased to 6.9% in the three months ended September 30, 2005 from 11.3% in the three months ended September 30, 2004 as a result of an increase in revenue.

NET INTEREST INCOME AND EXPENSE. Interest income was $51,000 in the three months ended September 30, 2005 as compared to $44,000 in the three months ended September 30, 2004, an increase of $7,000, or 16%. This increase was attributable to an increase in interest rates during the period. The Company invests in investment grade commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $14,000 in the three months ended September 30, 2005 as compared to $16,000 in the three months ended September 30, 2004, a decrease of $2,000, or 13%.

OTHER INCOME. Other income of $38,000 in the three-month ended September 30, 2005 and $37,000 in the three months ended September 30, 2004 reflects rental income from a sublease arrangement.

NET INCOME. Net income was $641,000 in the three months ended September 30, 2005, or $0.08 per basic share and $0.07 per diluted share, as compared to net income of $45,000, or $0.01 per basic and diluted share in the three-month period ended September 30, 2004. This was due primarily to the reasons described above.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

REVENUES. Revenues were $12,974,000 in the nine months ended September 30, 2005 compared to $9,758,000 in the nine months ended September 30, 2004, an increase of $3,216,000, or 32.9%. The increase in revenues in the nine-month period ended September 30, 2005 was attributable primarily to continued penetration of the Company's patented Wireless Asset Net(TM) system for tracking and managing fleets of industrial equipment from customers such as the United States Postal Service, Ford Motor Company, Walgreens and the U.S. Transportation Security Administration. Included in revenues is $360,000 for the nine months ended September 30, 2005 and $280,000 for the nine months ended September 30, 2004 related to the cost recovery method as described in Note F of the financial statements included herein. The revenue was partially offset by $360,000 and $280,000 for the nine months ended September 30, 2005 and 2004, respectively, of amortized capital costs included in costs of revenues as described in Note F of the financial statements included herein.

COST OF REVENUES. Cost of revenues were $6,741,000 in the nine months ended September 30, 2005 compared to $4,589,000 in the nine months ended September 30, 2004, an increase of $2,152,000, or 46.9%. As a percentage of revenues, cost of revenues was 52.0% in the nine months ended September 30, 2005 as compared to 47.0% in the nine months ended September 30, 2004. Gross profit was $6,233,000 in the nine months ended September 30, 2005 compared to $5,169,000 in the nine months ended September 30, 2004. As a percentage of revenues, gross profit decreased to 48.0% in the nine months ended September 30, 2005 from 53.0% in the nine months ended September 30, 2004. The decrease in gross profit for the nine months ended September 30, 2005 was attributable to lower margins on services performed in the nine month period ended September 30, 2005 as compared to the nine month period ended September 30, 2004. In addition, there was an increase to the inventory reserve of $75,000 during the nine month period ended September 30, 2005. Included in costs of revenues in the nine months ended September 30, 2005 is $360,000 and $280,000 for the nine months ended September 30, 2004 of amortized capitalized costs associated with the cost recovery method as described in Note F of the financial statements included herein. In accordance, with the cost recovery method, the capitalized contract costs were reduced by the same amount equal to the revenue recognized in the period. Excluding the amortization of the deferred contract costs of $360,000 for the nine months ended September 30, 2005 and $280,000 for the nine months ended September 30, 2004 gross profit as a percentage of revenues was 49.4% in the nine months ended September 30, 2005 and for the nine months ended September 30, 2004 gross profit as a percentage of revenues was 54.5%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4,928,000 in the nine months ended September 30, 2005 compared to $4,177,000 in the nine months ended September 30, 2004, an increase of $751,000, or 18.0%. This increase was primarily attributable to an increased payroll and related expenses as well as travel expenses due to the hiring of additional personnel to support the continued growth of the business. Also included in selling general and administrative expenses in the nine months ended September 30, 2005 was $187,000, or 1.4% of revenues, related to compliance with Section 404 of the Sarbanes-Oxley Act. As a percentage of revenues, however, selling, general and administrative expenses decreased to 37.9% in the nine months ended September 30, 2005 from 42.8% in the nine months ended September 30, 2004 as a result of an increase in revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1,135,000 in the nine months ended September 30, 2005 compared to $810,000 in the nine months ended September 30, 2004, an increase of $325,000, or 40%. This increase was attributable to the fact that during the nine months ended September 30, 2004, a portion of the Company's research and development expenses for the period was funded by customer projects. That portion was included in cost of sales for the period ended September 30, 2004. As a percentage of revenues, research and development expenses increased to 8.7% in the nine months ended September 30, 2005 from 8.3% in the nine months ended September 30, 2004.

NET INTEREST INCOME AND EXPENSE. Interest income was $179,000 in the nine months ended September 30, 2005 as compared to $138,000 in the nine months ended September 30, 2004, an increase of $41,000, or 30%. This increase was attributable to an increase in interest rates. The Company invests in investment grade commercial paper and corporate bonds, which are classified as held to maturity.

Interest expense was $43,000 in the nine months ended September 30, 2005 as compared to $49,000 in the nine months ended September 30, 2004, a decrease of $6,000, or 12%.

OTHER INCOME. Other income of $113,000 in the nine month ended September 30, 2005 and $111,000 in the nine months ended September 30, 2004 reflects rental income from a sublease arrangement.

NET INCOME. Net income was $419,000 in the nine months ended September 30, 2005, or $0.05 per basic and diluted shares as compared to net income of $382,000, or $0.05 per basic and diluted share in the nine months period ended September 30, 2004. This was due primarily to the reasons described above.

Liquidity and Capital Resources

As of September 30, 2005, the Company had $6,032,000 of cash, cash equivalents and short-term investments and $13,762,000 of working capital as compared to $11,635,000 and $12,697,000, respectively, at December 31, 2004.

Net cash used in operating activities for the nine months ended September 30, 2005 was $5,780,000 as compared to net cash used in operating activities of $1,613,000 for the nine months ended September 30, 2004. Net cash used in operating activities in the nine months ended September 30, 2005 was primarily due to an increase in accounts receivable of $4,507,000, an increase of unbilled receivables of $2,355,000, and an increase in inventory of $403,000, partially offset by net income of $419,000, depreciation and amortization of $266,000 and an increase in accounts payable and accrued expenses of $342,000. Net cash used in operating activities in the nine months ended September 30, 2004 was primarily due to an increase in accounts receivable of $1,100,000, an increase in unbilled receivables of $788,000, and an increase in inventory of $435,000, partially offset by net income of $382,000, depreciation and amortization of $184,000 and an increase in accounts payable and accrued expenses of $119,000.

Net cash provided by investing activities for the nine months ended September 30, 2005 was $2,072,000 as compared to net cash provided by investing activities for the nine months ended September 30, 2004 of $1,521,000. Net cash provided by investing activities in the nine months ended September 30, 2005 was primarily from maturities of investments of $2,953,000 partially offset by purchases of investments of $500,000 and purchases of fixed assets of $424,000. Net cash provided by investing activities in the nine months ended September 30, 2004 was attributable to maturities of investments of $2,054,000, partially offset by purchases of investments of $487,000 and the purchase of fixed assets of $217,000.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $550,000 as compared to net cash provided by financing activities of $1,837,000 for the nine months ended September 30, 2004. Net cash provided by financing activities in the nine months ended September 30, 2005 was from the proceeds received in connection with the exercise of employee stock options of $698,000, partially offset by repayments of the five-year term loan of $148,000. Net cash provided by financing activities for the nine months ended September 30, 2004, resulted from $1,089,000 of proceeds received from exercise of employee stock options and $1,025,000 of proceeds received in connection with the exercise of warrants, partially offset by $277,000 of debt repayments.

The Company's working capital line of credit has maximum borrowings of $500,000, with interest at the 30 day LIBOR Market Index Rate plus 1.75%, payable monthly. At September 30, 2005, the Company was in compliance with the terms of this line of credit.

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


                                          I.D. Systems, Inc.

Dated: November 4, 2005            By:    /s/ Jeffrey M. Jagid
                                          --------------------------------------
                                          Jeffrey M. Jagid
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Dated: November 4, 2005            By:    /s/ Ned Mavrommatis
                                          --------------------------------------
                                          Ned Mavrommatis
                                          Chief Financial Officer
                                          (Principal Financial Officer)