Form 10-K
period 2005-12-31
ID SYSTEMS INC
filed 2006-02-22
CIK 49615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005.

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

Commission File Number: 1-15087

I.D. SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3270799
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

One University Plaza, Hackensack, New Jersey	07601
(Address of principal executive offices)	(Zip Code)

(201) 996-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ or No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ or No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ or No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. Large accelerated filer ☐            Accelerated filer ☒           Non-accelerated ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ or No ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates is $108,074,000 million, computed by reference to the price at which the Common Stock was last sold on June 30, 2005, as reported on the Nasdaq National Market.

The number of shares of Common Stock outstanding as of February 17, 2006 was 7,871,219 shares.

PART I.

          In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties. See “Risk Factors - Cautionary Note Regarding Forward-Looking Statements.” I.D. Systems, Inc. has, or has applied for, trademark protection for I.D. Systems, Inc.™, Vehicle Asset Communicator®, Battery ChaMP™ and Wireless Asset Net™. This Annual Report on Form 10-K also contains additional trade names, trademarks and service marks of ours and of other companies. All trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

Item 1.	Business

Overview

          We develop, market and sell wireless solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts and airport ground support equipment, and rental vehicles. Our patented Wireless Asset Net system, which utilizes radio frequency identification, or RFID, technology, addresses the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the security, productivity and efficiency of their operations.

          We have focused our business activities on two primary applications – industrial fleet management and security and rental fleet management. Our solution for industrial fleet management and security allows our customers to reduce operating costs and capital expenditures and comply with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solution for rental fleet management allows rental car companies to generate higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improve customer service by expediting the rental process. In addition to focusing on these core applications, we have adapted, and intend to continue to adapt, our solutions to meet our customers’ broader asset management needs.

          We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, aerospace and defense, homeland security and vehicle rental. Based on revenues, our top customers are:

•	U.S. Postal Service;

•	Ford Motor Company;

•	Walgreen Co.; and

•	U.S. Department of Homeland Security.

During the quarter ended December 31, 2005, we entered into contracts with Rite Aid Corporation and Wal-Mart Stores, Inc. for the initial implementation of our system. We work closely with customers like these to help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments.

          Interest in, and customer adoption of, RFID-based technologies have increased substantially in recent years. Our differentiated technology and targeted solutions have allowed us to benefit from this marketplace growth. We have increased our revenues from $923,000 in the fiscal year ended December 31, 2001 to $19.0 million in the fiscal year ended December 31, 2005, representing a compounded annual growth rate of 113%.

Our Solution

          We design and implement solutions that focus primarily on the closed-loop asset management and security segment of the market for RFID and other wireless-based technologies. In this segment, RFID-based devices that provide on-board control, location tracking and data processing are integrated with enterprise assets to provide real-time visibility of, and two-way communications with, such assets. Our Wireless Asset Net system provides architectural and functional advantages that differentiate it from systems used for inventory and logistics tracking. For example, while inventory tracking systems rely on consistent radio frequency, or RF, connectivity to perform core functions, our system requires only periodic RF communications, and our on-asset devices perform their core functions autonomously. Unlike logistics tracking systems, which typically require substantial monthly expenditures for cellular or satellite communications, our system does not require customers to incur wireless communications costs and can track mobile assets indoors, where global positioning system, or GPS, receivers typically do not work.

          Our Wireless Asset Net tracking and management system consists of three principal elements:

•	miniature wireless programmable computers attached to assets;

•	fixed-position communication infrastructure consisting of network computers with two-way RF capabilities, RF-based location-emitting beacons and application-specific network servers; and

•	proprietary software, which is a user-friendly, Windows-based graphical user interface that utilizes client-server architecture and a database.

          Each of these system elements processes and stores information independently to create a unique, patented system of “distributed intelligence,” which mitigates the risk that a single point of failure could compromise system integrity or data and asset security. Our on-asset hardware stores information locally so that it can autonomously and automatically control the asset and monitor asset activity regardless of the status or availability of other system components. Our on-asset hardware performs its functions even when outside the RF range of any other system component or if the facility computer network is unavailable. Our communication infrastructure independently processes data and executes programmable application logic, in addition to linking monitored mobile asset data automatically to our system’s database. Our server software populates the database and is designed to mitigate the effects of any computer outages that could affect real-time availability of the database. Finally, our client software interfaces only with the database, not directly with our communication infrastructure or on-asset hardware, which restricts access to, and limits corruption of, system information and minimizes network bandwidth usage.

          We have focused our business activities on two primary applications – industrial fleet management and security and rental fleet management. In addition to focusing on these core applications, we have adapted, and intend to continue to adapt, our wireless solutions to meet our customers’ broader asset management needs.

     Industrial Fleet Management and Security

          Our solution for industrial fleet management and security allows fleet operators to reduce operating costs and capital expenditures, comply with certain safety regulations and enhance security.

          To analyze and benchmark vehicle utilization and operator productivity, our system automatically records a wide range of activity and enables detailed performance comparisons to help management make informed decisions about vehicle and manpower allocations. This can lead to fleet and personnel reductions as well as increases in productivity from existing fleets. The system also provides real-time and historical visibility of vehicle movements.

          To help reduce fleet maintenance costs, our system can automate and enforce preventative maintenance scheduling by:

•	wirelessly uploading usage data from each vehicle;

•	automatically prioritizing maintenance events based on weighted, user-defined variables;

•	automatically sending reminders to individual vehicles or operators via the system’s text messaging module;

•	enabling remote lock-out of vehicles overdue for maintenance; and

•	allowing maintenance personnel to locate and retrieve vehicles due for service via the system’s graphical viewer software.

To help improve fleet safety and security, our system provides, among other things:

•	compatibility with a variety of technologies that verify driver identity;

•	wireless vehicle access control to ensure that only trained and authorized personnel use equipment as required by the Occupational Safety and Health Administration, or OSHA;

•	electronic vehicle inspection checklists for paperless proof of OSHA compliance;

•	automatic reporting of emerging vehicle safety issues;

•	automatic on-vehicle intervention, such as alarms and the disabling of equipment, in response to user-definable safety and security parameters;

•	remote vehicle deactivation capabilities, allowing a vehicle to be shut down manually or automatically under defined conditions;

•	impact sensing to assign responsibility for abusive driving;

•	geo-fencing to restrict vehicles from operating in prohibited areas or issue alerts upon unauthorized entry to such areas; and

•	a graphical, icon-based view of vehicle safety/security/operational status on a facility map, filterable by a variety of conditions, both historically and in real time.

          A specialized application of our solution in the industrial fleet management and security market is vehicle security, particularly at airports, seaports and other areas of critical infrastructure. The Transportation Security Act of 2001 mandates security for aircraft servicing equipment, including aircraft tow tractors, baggage tugs, cargo loaders, catering vehicles and fuel trucks. As of December 31, 2005, we had received more than $4.0 million in grants from the U.S. Department of Homeland Security for developing and deploying a version of our Wireless Asset Net system to address this mandate.

     Rental Fleet Management

          Our solution for rental fleet management is designed both to enhance the consumer’s rental experience and benefit the rental company by providing information that can be used to increase revenues, reduce costs and improve customer service. Our system automatically uploads vehicle identification number, mileage and fuel data as a vehicle enters and exits the rental lot, which can significantly expedite the rental process for travelers and provide the rental company with more timely inventory status, more accurate billing data that can generate higher fuel-related revenue, and an opportunity to utilize customer service personnel for more productive activities, such as inspecting vehicles for damage. Avis, our first customer in this market, has implemented our system for its rental fleet in Puerto Rico.

Products and Services

          We offer our customers integrated wireless solutions to control, monitor, track and analyze their enterprise assets. Our solutions are comprised of hardware and software, as well as maintenance, support and consulting services.

     Principal Products

          On-Asset Hardware. With a variety of mounting and user-interface options, our on-asset hardware is designed to be installed quickly and easily and provide an autonomous means of asset control and monitoring. Our on-asset hardware:

•	contains an integrated, programmable computer and an advanced wireless transceiver with a communication range of up to one-half mile;

•	controls equipment access with a variety of electronic interface options;

•	is compatible with many existing facility access security systems;

•	generates paperless electronic safety checklists via a built-in display and keypad;

•	wirelessly and automatically uploads and downloads data to and from other system components;

•	performs monitoring functions at all times, independent of RF or network connectivity; and

•	incorporates a multi-voltage power supply designed to control electrical anomalies.

          Gateways. Each of our Wireless Asset Net system deployments requires at least one fixed-position communication device, which we refer to as a “gateway,” to link the mobile assets being monitored with the customer’s computer network. Our gateways conduct two-way RF communications with the assets being monitored and are compatible with either a local or wide area network. Gateways offer flexible configuration options and scalability. A single gateway is enough to operate an entire asset management system. For expanded, real-time data communication and location tracking, gateways can be added incrementally as needed. Gateways can allow system settings to be changed without physically interfacing with on-asset hardware, which can save significant time and money.

          Each of our gateways:

•	incorporates an integrated, programmable computer and an advanced wireless transceiver with a communication range of up to one-half mile;

•	accommodates an unlimited number of on-asset hardware devices;

•	automatically uploads and downloads data to and from other system components;

•	employs built-in self-diagnostic capabilities; and

•	is configurable to achieve a wide range of asset management goals.

          Server Software. Each of our Wireless Asset Net system deployments requires at least one installation of our server software, which automatically manages data communications between the system’s database and the gateways. Our server software:

•	is Windows compatible;

•	automatically processes data between our gateways and system databases;

•	actively polls gateways to retrieve data on demand;

•	supports passive listening to allow remote systems to dial in for data download;

•	automates event scheduling, including data downloads, database archiving and diagnostic notifications;

•	interfaces with certain existing systems, including maintenance and training systems;

•	supports remote control/management of event processes;

•	automatically performs diagnostics on system components; and

•	automatically e-mails event alerts.

          Client Software. Our client software, referred to as the Wireless Asset Net console, provides an intuitive, easy-to-use, Windows-based interface. The console is deployed in a standard client-server network architecture. The console interfaces only with the database, not directly with our communication infrastructure or on-asset hardware, which restricts access to, and limits corruption of, system information and minimizes network bandwidth usage. An unlimited number of consoles can be used on a network at any given time.

          The Wireless Asset Net console:

•	shows the location, status and inventory of vehicles — in real time and historically — in each area of a facility;

•	allows real-time, two-way text communications, including broadcast text paging to all operators simultaneously;

•	searches, sorts and analyzes assets by drive time, idle time, location, status, group, maintenance condition and other parameters;

•	displays and prints predefined and ad hoc reports; and

•	allows remote usage by management, customers and vendors through the Internet.

     Additional Products

          Battery ChaMP. Our Battery Charger Monitoring Point, which we refer to as Battery ChaMP, tracks data on industrial battery fast-charge systems. The Battery ChaMP provides automatic data uploads, real-time system visibility and data collection for electric vehicle batteries and chargers. The Battery ChaMP:

•	tracks vehicle operator compliance with battery charging requirements;

•	enforces critical equalization charging schedules;

•	monitors data necessary for battery warranty compliance; and

•	simplifies battery life management.

          AC Power Control Module. Our AC Power Control Module was developed to support installation of our Wireless Asset Net system on complex machinery, such as cranes. The AC Power Control Module is designed to:

•	accommodate virtually any power input, from 6 volts DC to 480 volts AC;

•	monitor up to four motors on a single machine; and

•	collect data for maintenance management and asset utilization analysis.

          Machine Asset Communicator. Our Machine Asset Communicator provides wireless monitoring and control of fixed machinery, such as adhesive-dispensing robots, rather than mobile assets. Our Machine Asset Communicator is designed to provide:

•	automatic quality control checks;

•	real-time alerts on out-of-specification machine parameters;

•	automatic machine shut-down based on user-defined criteria; and

•	electronic maintenance checklists.

     Services

          Maintenance Services. We provide a warranty on all hardware and software components of our system. During the warranty period, we either replace or repair defective hardware. We also make extended maintenance contracts available to customers and offer ongoing maintenance and support on a time and materials basis. Pricing for our extended maintenance and support contracts is dependent upon the level of service we expect to provide. Our maintenance and support services typically include remote system monitoring, help desk technical support, escalation procedure development and routine diagnostic data analysis.

          Customer Support and Consulting Services. We have developed a framework for the various phases of system training and support that offers our customers both structure and flexibility. Major training phases include hardware installation and troubleshooting, software installation and troubleshooting, train-the-trainer training on asset hardware operation, preliminary software user training, system administrator training, information technology issue training, ad hoc training during system launch and advanced software user training. These services are priced based on the extent of training that the customer requests.

          Following system launch and advanced training, we make additional, refresher training available for a fee, either at the customer’s site or at our offices. The customer may also elect to purchase additional training as part of a larger extended maintenance contract.

          To help our customers derive the most benefit from our system, we supply a broad range of support documentation and provide initial post-launch data consulting. Our support documentation includes hardware user guides, software manuals, vehicle installation overviews, troubleshooting guides and issue escalation procedures. Our initial data consulting is intended to help the customer determine which reports and charts are most meaningful to different system users and which specific data may represent cost-saving or productivity-enhancing opportunities.

          We have provided our consulting services on a limited basis, both as a stand-alone service to study the potential benefits of implementing a wireless fleet management system, and as part of the system implementation itself.

Sales and Marketing

          Our sales and marketing objective is to achieve broad market penetration, with an emphasis both on expanding business opportunities with existing customers and on securing new customers. As of January 31, 2006, we had eight employees devoted to sales and marketing and currently are expanding our direct sales force to develop additional sales and marketing initiatives, including penetration of international markets.

          We primarily market our systems directly to commercial and government organizations. To market to government organizations, we also pursue contract solicitations, capitalizing on tools such as our U.S. General Services Administration contract, which enables us to sell our products on an off-the-shelf basis to federal governmental agencies without further competitive bidding. To complement our direct sales activities, we recently began to sell through indirect sales channels, such as industrial equipment dealers. In addition, we are actively pursuing strategic relationships with key companies in our target markets — including original equipment manufacturers, complementary hardware and software vendors, and service providers — to further penetrate these markets by embedding our products in the assets our systems monitor and integrating our solutions with other systems.

          We sell our systems to both executive and division-level management. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization. Ford, Walgreens, the U.S. Postal Service and Target are all examples of this progression.

•

Ford initially implemented our system at one plant in 1999, which led to a blanket purchase order to deploy our system across its North American operations. As of December 31, 2005, we had implemented our system on an aggregate of approximately 4,700 vehicles at 38 Ford facilities.

•

Walgreens initially deployed our system at a single distribution center in 2003 and, as of December 31, 2005, had deployed our system at six distribution centers covering an aggregate of approximately 600 vehicles.

•

The U.S. Postal Service used the implementation of our system at one of its facilities in Buffalo, New York in 2003 to form the basis of a solicitation for competitive bids for a powered vehicle management system. Based on our proposal for that program, the U.S. Postal Service awarded us a national contract in 2004 to deploy our system at up to 460 U.S. Postal Service facilities nationwide. As of December 31, 2005, the U.S. Postal Service had placed orders for deployment of our system in 28 of its facilities.

•

Beginning in 2003, Target utilized our system on a limited number of vehicles at one of its facilities. After testing our product, Target entered into a contract with us to implement our system on more than 450 vehicles in Target’s distribution facilities across the United States.

          During the quarter ended December 31, 2005, we entered into contracts with Rite Aid and Wal-Mart for the initial implementation of our system. We work closely with customers like these to help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments.

Customers

          We market and sell our wireless solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, aerospace and defense, homeland security and vehicle rental. Customers that have implemented our system include:

3M Company	Meijer, Inc.
Advanced Technology Institute	Northrop Grumman Corporation
AeroVironment, Inc.	Premier Manufacturing Support Services, Inc.
American Axle & Manufacturing, Inc.	Rite Aid Corporation
Archer Daniels Midland Company	Target Corporation
Avis Rent A Car System, Inc.	Toyota Motor Manufacturing Kentucky, Inc.
Canadian Tire Corporation, Limited	U.S. Department of Homeland Security
DaimlerChrysler Corp.	U.S. Navy
Deere & Company	U.S. Postal Service
Ford Motor Company	Walgreen Co.
General Dynamics Corporation	Wal-Mart Stores, Inc.
Golub Corporation	WinCo Foods, Inc.
Longview Fibre Company	.

          During the year ended December 31, 2005, the U.S. Postal Service and Ford accounted for 45.1% and 17.8% of our revenues, respectively. During the year ended December 31, 2004, Ford, Target and the U.S. Department of Homeland Security accounted for 49.1%, 15.0% and 11.7% of our revenues, respectively. No other customer accounted for greater than 10% of our net revenues during these periods.

          We strive to establish long-term relationships with our customers in order to maximize opportunities for new application development and increased sales. Our relationship with the U.S. Department of Homeland Security, summarized below, illustrates this effort.

•

In 2002, our Wireless Asset Net system passed tests conducted by the National Safe Skies Alliance, which demonstrated that our systems could be used safely at U.S. airports without interfering with existing RF systems.

•

In 2003, we finalized system design modifications, integrated new functionality, completed laboratory testing and initiated deployment of our system at Newark Liberty International Airport with the support of the Port Authority of New York and New Jersey.

•

In 2004, the U.S. Department of Homeland Security completed a key phase of initial system testing at Newark Liberty International Airport and subsequently entered into an agreement with us to fund further system deployment at the Jacksonville, Florida seaport.

•

In 2005, the U.S. Department of Homeland Security completed its final report on our wireless vehicle tracking/fleet management project at Newark Liberty International Airport, which concluded that our Wireless Asset Net system is an effective tool for securing and managing vehicles in the RF-rich environment of a major U.S. airport. Under the project, more than 100 distinct system elements were tested without a single requirement failure.

•	Also in 2005, the U.S. Department of Homeland Security awarded us a grant to integrate RFID-based cargo tracking capabilities into our Wireless Asset Net system.

As of December 31, 2005, the U.S. Department of Homeland Security had awarded us grants of more than $4.0 million.

Competition

          The market for RFID solutions is rapidly evolving, highly competitive and fragmented. Our target markets are also subject to quickly changing product technologies, shifting customer needs, regulatory requirements and frequent introductions of new products and services. A significant number of companies have developed or are developing and marketing software and hardware for RFID-based and other wireless products that currently compete or will compete directly with our solutions. We compete with organizations varying in size, including many small, start-up companies as well as large, well capitalized organizations. While some of our competitors focus exclusively on providing RFID solutions, many are involved in RFID technology as an extension of a more expansive business strategy. Many of our larger competitors are able to dedicate extensive financial resources to the research and development and deployment of RFID solutions. As government and commercial entities expand the use of RFID technologies, we expect that competition will continue to increase within our target markets.

          We distinguish ourselves from our competitors by focusing on two distinct applications – industrial fleet management and security and rental fleet management. This focus has enabled us to direct product development efforts specifically suited for our target markets. Our on-asset device for industrial fleet management and security is designed to operate independently of other system components, allowing for continuous asset control and data gathering even when the vehicle is out of RF communication range. We believe that our proprietary technology as well as our experience in designing and developing products for our target markets distinguishes us within these markets.

          In each of our markets, we encounter different competitors due to the competitive dynamics of each segment. In the industrial fleet management and security market, the wireless control, tracking and management of enterprise assets is relatively new. Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer subsets of our system capabilities or alternate approaches to the needs our products address. Those companies include both emerging companies with limited operating histories, such as WhereNet, Media Recovery and Access Control Group, and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Savi Technology, Symbol Technologies and Intermec, Inc.

          In the rental fleet management market, we compete primarily against handheld device companies that currently provide the solutions used by vehicle rental companies. Currently, our principal competitors in this market are handheld device providers, such as Motorola and Symbol Technologies, and other RFID-focused companies, such as WhereNet. Although handheld device providers currently control the majority of the rental fleet market, we believe a shift to RFID represents a compelling opportunity for vehicle rental companies, given the potential for increased customer satisfaction and efficiency resulting from the use of an RFID system. Because of these potential benefits, we believe our focused RFID product development strategy, portfolio of intellectual property and proven system efficacy are key competitive advantages in this market.

Research and Development

          As of January 31, 2006, in addition to our executive vice president of engineering, our research and development group was comprised of 12 full-time employees. These employees have expertise in areas such as software and hardware design, wireless communications and mechanical and electrical engineering.

          We have focused our research and development efforts on the evolution of our Wireless Asset Net system as a “universal system” to promote more widespread use of our technology for a broader range of equipment, with easier installations, maintenance and support, and with fewer configuration concerns. Using our universal platform, we have adapted our technology to meet the needs of several emerging markets, including rental fleet management, airport vehicle security, industrial battery charging management and remote automated machine monitoring. As a result of what we believe to be the end-user benefits inherent in these developments, including the important security implications of our technology in the airport environment, we have received funding from our customers, including the U.S. Department of Homeland Security, for programs that required adaptations of our system.

          Our current research and development efforts are focused on:

•	continuing to improve the functionality and reduce the costs of our system; and

•	adapting our technology to capitalize on emerging market opportunities.

          We spent $1.6 million, $1.2 million and $891,000 for research and development during years ended December 31, 2005, 2004 and 2003, respectively.

Intellectual Property

     Patents

          We attempt to protect our technology and products through the pursuit of patent protection in the United States and certain foreign jurisdictions. We have built a portfolio of patents and patent applications relating to aspects of our technology and products. We have two U.S. patents and eight pending U.S. patent applications. With the timely payment of all maintenance fees, our U.S. patent that covers our Wireless Asset Net system (U.S. Patent Number 5,682,142) expires on October 28, 2014, and our U.S. patent that covers our rental car fleet management system (U.S. Patent Number 6,898,493) expires on April 6, 2020.

          U.S. Patent Number 5,682,142, entitled “Electronic Control System/Network,” is directed toward a network of programmable, location marking and processing, movable tag nodes and a fixed position tag node. The movable and fixed tag nodes communicate directly and are capable of location identification and logical control of environmental conditions without requiring a central processor.

          U.S. Patent Number 6,898,493, entitled “Fully Automated Vehicle Rental System,” is directed toward an automated vehicle rental system. The system uses vehicle monitors mounted in each rental vehicle for keeping track of vehicle data, such as mileage, fuel level and location of the vehicle. The system transmits the vehicle data to a central database for automatically completing the checkout of the vehicle.

          We have foreign patents in China, South Korea, Australia and Mexico covering our Wireless Asset Net system. We also have a patent application for our Wireless Asset Net system pending in Japan.

Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of their foreign counterparts.

     Trademarks

          We have a federally registered trademark for the Vehicle Asset Communicator. We currently have pending with the U.S. Patent & Trademark Office, an application for trademark registration for each of Battery ChaMP, Intelli-Listening, TrueUse and Wireless Asset Net.

          We attempt to avoid infringing known proprietary rights of third parties in our product development and sales efforts. However, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential at the time of the application filing, with regard to similar technologies. If we were to discover that our products violate third-party proprietary rights, we may not be able to:

•	obtain licenses to continue offering such products without substantial reengineering;

•	reengineer our products successfully to avoid infringement;

•	obtain licenses on commercially reasonable terms, if at all; or

•	litigate an alleged infringement successfully or settle without substantial expense and damage awards.

          Any claims against us relating to the infringement of third-party proprietary rights, even if without merit, could result in the expenditure of significant financial and managerial resources or in injunctions preventing us from distributing certain products. Such claims could materially adversely affect our business, financial condition and results of operations.

          Our software products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. In general, our efforts to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and contractual safeguards may not be effective to prevent misappropriation of the technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

Manufacturing

          We outsource our hardware manufacturing operations to leading contract manufacturers, including Flextronics International Ltd. and Jabil Circuit, Inc. This strategy enables us to focus on our core competencies — designing hardware and software systems and delivering solutions to customers — and avoid investing in capital-intensive electronics manufacturing infrastructure. Outsourcing also provides us with the ability to ramp up deliveries to meet increases in demand without increasing fixed expenses.

          Our manufacturers are responsible for obtaining the necessary components and supplies to manufacture our products. While components and supplies are generally available from a variety of sources, manufacturers generally depend on a limited number of suppliers. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts and allocation of such parts by suppliers that had an adverse impact on the ability of manufacturers to deliver products as well as on the cost of producing such products.

          Due to the general availability of manufacturers for our products, we do not believe that the loss of either of our manufacturers would have a long-term material adverse effect on our business, although there could be a short-term adverse effect on our business.

          We generally attempt to maintain sufficient inventory to meet customer demand for products, as well as to meet anticipated sales levels. If our product mix changes in unanticipated ways, or if sales for particular products do not materialize as anticipated, we may have excess inventory or inventory that becomes obsolete. In such cases, our operating results could be negatively affected.

Government Regulations

          The use of radio emissions are subject to regulation in the United States by various federal agencies including the FCC and OSHA. Various state agencies also have promulgated regulations which concern the use of lasers and radio/electromagnetic emissions standards.

          Regulatory changes in the United States and other countries in which we may operate in the future could require modifications to some of our products for us to continue manufacturing and marketing our products.

          Our products intentionally transmit radio signals, including narrow band and spread spectrum signals, as part of their normal operation. We have obtained certification from the FCC for our products that require certification. Users of these products in the United States do not require any license from the FCC to use or operate our products.

          In addition, some of our operations use substances regulated under various federal, state and local laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain of our products are subject to various federal, state and local laws governing chemical substances in electronic products.

          The adoption of unfavorable regulations, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected markets to become impractical or otherwise adversely affect our ability to produce or market our products.

Employees

          As of January 31, 2006, we had 61 full-time employees, of which 20 are engaged in customer satisfaction, 13 in product development (which includes engineering), seven in operations, 11 in sales and marketing, and 10 in finance and administration. None of our employees are represented by union or collective bargaining agreements. We believe that our relationships with our employees are good.

Available Information

          Our website is “www.id-systems.com.” We make available on this website free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such information to, the Securities and Exchange Commission (“SEC”).

Item 1A.	Risk Factors

We have incurred significant losses and have a substantial accumulated deficit. If we cannot maintain our profitability, the market price of our common stock could decline significantly.

          Although we generated net income of approximately $851,000 and $398,000 for the years ended December 31, 2005 and 2004, respectively, we incurred net losses of approximately $1.2 million for the year ended December 31, 2003 and have incurred additional net losses since inception. At December 31, 2005, we had an accumulated deficit of approximately $10.5 million. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not continue to grow as they have in the past, or if our operating expenses exceed our expectations, we may not be able to maintain our profitability and the market price of our common stock could decline significantly.

We are highly dependent upon sales of our Wireless Asset Net system to a few customers. The loss of any of these customers, or any material reduction in the amount of our products they purchase, could materially and adversely affect our financial condition and results of operations.

          During the year ended December 31, 2005, the U.S. Postal Service and Ford accounted for 45.1% and 17.8% of our revenues, respectively. During the year ended December 31, 2004, Ford, Target and the U.S. Department of Homeland Security accounted for 49.1%, 15.0% and 11.7% of our revenues, respectively. Some of these and other customers operate in markets that have suffered business downturns in the past few years or may so suffer in the future. The loss of or any material reduction in the amount of our products that these customers purchase, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

If the market for our technology does not continue to develop or become sustainable, expands more slowly than we expect or becomes saturated, our revenues will decline and our financial condition and results of operations could be materially and adversely affected.

          Our success is highly dependent on the continued market acceptance of our Wireless Asset Net system. The market for our wireless products and services is new and rapidly evolving. If the market for our products and services does not continue to develop or become sustainable, expands more slowly than we expect or becomes saturated with competing products or services, our revenues will decline and our financial condition and results of operations could be materially and adversely affected.

If we are unable to keep up with rapid technological change, we may be unable to meet the needs of our customers, which could materially and adversly affect our financial condition and results of operations and reduce our ability to grow our market share.

          Our market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing technology obsolete. We are active in the research and development of new products and technologies and in enhancing our current products. However, research and development in our industry is complex and filled with uncertainty. For example, it is common for research and development projects to encounter delays due to unforeseen problems, resulting in low initial volume production, fewer product features than originally considered desirable and higher production costs than initially budgeted, any of which may result in lost market opportunities. In addition, these new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If our efforts do not lead to the successful development, marketing and release of new products that respond to technological developments or changing customer needs and preferences, our revenues and market share could be materially and adversely affected. We may expend a significant amount of resources in unsuccessful research and development efforts. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products. Any of the foregoing could materially and adversely affect our financial condition and results of operations and reduce our ability to grow our market share.

If we are unable to effectively manage our growth, our business may become inefficient and we may not be able to effectively compete, increase our revenues or control our expenses.

          We have grown our business rapidly over the past few years. Between the fiscal years ended December 31, 2001 and 2005, our revenues increased at a compounded annual growth rate of 113%. We plan to significantly increase our operating expenses to expand our sales and marketing capabilities, broaden our customer support capabilities and fund greater levels of research and development. Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. To manage our expected growth, we will have to:

•	retain existing personnel;

•	hire, train, manage and retain additional qualified personnel, including sales and marketing and research and development personnel;

•	implement additional operational controls, reporting and financial systems and procedures; and

•	effectively manage and expand our relationships with customers, subcontractors and other third parties responsible for manufacturing and delivering our products.

The long and variable sales cycles for our solutions may cause our revenues and operating results to vary significantly from quarter to quarter, which could adversely affect the market price of our common stock.

          We expect that customers who utilize our solutions will do so as part of a large-scale deployment of these solutions across multiple or all divisions of their organizations. A customer’s decision to deploy our solutions throughout its organization will involve a significant commitment of its resources. Accordingly, initial implementations may precede any decision to deploy our solutions enterprise-wide. Throughout this sales cycle, we may spend considerable time and expense educating and providing information to prospective customers about the benefits of our solutions.

          The timing of the deployment of our solutions may vary widely and will depend on the specific deployment plan of each customer, the complexity of the customer’s organization and the difficulty of such deployment. Customers with substantial or complex organizations may deploy our solutions in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict the timing or size of these sales and deployment cycles. Long sales cycles, as well as our expectation that customers will tend to place large orders sporadically with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter. These variations could materially and adversely affect the market price of our common stock.

If we are unable to protect our intellectual property rights, our financial condition and results of operations could be materially and adversely affected.

          We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual measures to protect our intellectual property rights. Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by us. If such challenges are successful, our business will be materially and adversely affected.

          Our employees, consultants and advisors enter into confidentiality agreements with us that prohibit the disclosure or use of our confidential information. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. Despite these efforts, we cannot assure you that we will be able to effectively enforce these agreements or our confidential information will not be disclosed, that others will not independently develop substantially equivalent confidential information and techniques or otherwise gain access to our confidential information or that we can meaningfully protect our confidential information.

          Disputes may arise in the future with respect to the ownership of rights to any technology developed with advisors or collaborators. These and other possible disagreements could lead to delays in the collaborative research, development or commercialization of our systems, or could require or result in costly and time-consuming litigation that may not be decided in our favor. Any such event could materially and adversely affect our financial condition and results of operations.

          Policing the unauthorized use of our intellectual property is difficult, and we cannot assure you that the steps we have taken will prevent unauthorized use of our technology or other intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use. If we are unsuccessful in protecting our intellectual property, we may lose any technological advantages we have over competitors and our financial condition and results of operations could be materially and adversely affected.

We may become involved in an intellectual property dispute that could subject us to significant liability, divert the time and attention of our management and prevent us from selling our products, any of which could materially and adversely affect our financial condition and results of operations.

          In recent years, there has been significant litigation in the United States and internationally involving claims of alleged infringement of patents and other intellectual property rights. Litigation may be necessary to enforce our intellectual property rights, defend ourselves against alleged infringement and determine the scope and validity of our intellectual property rights.

          Any such litigation, whether or not successful, could result in substantial costs, divert the time and attention of our management and prevent us from selling our products. If a claim of patent infringement was decided against us, we could be required to:

•	pay substantial damages to the party making such claim;

•	stop selling, making, having made or using products or services that incorporate the challenged intellectual property;

•

obtain from the holder of the infringed intellectual property right a license to sell, make or use the relevant technology, which license may not be available on commercially reasonable terms, or at all; or

•	redesign those products or services that incorporate such intellectual property.

The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of our products and could materially and adversely affect our financial condition and results of operations.

The U.S. government’s right to use technology developed by us with government funds could limit our intellectual property rights.

          We have developed, and may in the future develop, improvements to our technology that are funded in part by the U.S. government. As a result, we do not have the right to prohibit the U.S. government from using certain technologies developed by us with such government funds or to prohibit third parties from using those technologies to provide products and services at the request of the U.S. government. Although such government rights do not affect our ownership of the technology developed using such funds, the U.S. government has the right to royalty-free use of technologies that we have developed under such contracts. We are free to commercially exploit those government funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but we cannot assure you that we can successfully do so.

We rely on subcontractors to manufacture and deliver our products. Any quality or performance failures by our subcontractors or changes in their financial condition could disrupt our ability to supply quality products to our customers in a timely manner, resulting in business interruptions, increased costs, claims for damages, reputational damage and reduced revenue.

          In order to meet the requirements under our contracts, we rely on subcontractors to manufacture and deliver our products to our customers. For example, during the year ended December 31, 2005, we relied on Flextronics International Ltd. for the purchase of approximately 46.5% of our components and finished goods. Any quality or performance failures by our subcontractors or changes in their financial or business condition could disrupt our ability to supply quality products to our customers in a timely manner. If we are unable to fulfill orders from our customers in a timely manner, we could experience business interruption, increased costs, damage to our reputation and loss of our customers. In addition, we may be subject to claims from our customers for failing to meet our contractual obligations. Although we have several sources for production, the inability to provide our products to our customers in a timely manner could result in the loss of customers and our revenues could be materially reduced. In addition, there is great competition for the most qualified and competent subcontractors. If we are unable to hire qualified subcontractors, the quality of our services and products could decline. Furthermore, third-party manufacturers in the electronic component industry are consolidating. The consolidation of third-party manufacturers may give remaining manufacturers greater leverage to increase the prices that they charge, thereby increasing our manufacturing costs. If we are unable to pass the increased costs onto our customers, our profitability could be materially and adversely affected.

We rely on a limited number of suppliers for several significant components and raw materials in our products. If we are unable to obtain these components or raw materials on a timely basis, we will be unable to meet our customers’ orders, which could reduce our revenues, subject us to claims for damages and adversely affect our relationships with our customers.

          We rely on a limited number of suppliers for the components and raw materials used in our products, including Flextronics. Although there are many suppliers for most of our component parts and raw materials, we are dependent on a limited number of suppliers for many of our significant components and raw materials. This reliance involves a number of significant risks, including:

•	unavailability of materials and interruptions in delivery of components and raw materials from our suppliers, which could result in manufacturing delays; and

•	fluctuations in the quality and price of components and raw materials.

We currently do not have any long-term or exclusive purchase commitments with any of our suppliers. In addition, our suppliers may enter into exclusive arrangements with our competitors, be acquired by our competitors, stop selling their products or components to us at commercially reasonable terms or at all. We may not be able to develop alternative sources for the components and raw materials. Even if alternate suppliers are available to us, identifying them is often difficult and time consuming. If we are unable to obtain ample supply of product or raw materials from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders, which could reduce our revenues, subject us to claims for damages and adversely affect our relationships with our customers.

If we lose our executive officers, or are unable to recruit additional personnel, our ability to manage our business could be materially and adversely affected.

          We are dependent on the continued employment and performance of our executive officers, particularly Jeffrey M. Jagid, Chief Executive Officer, Kenneth S. Ehrman, Chief Operating Officer, Ned Mavrommatis, Chief Financial Officer, Michael Ehrman, Executive Vice President Engineering and Frederick Muntz, Executive Vice President Sales, Marketing and Customer Satisfaction. We currently do not have employment agreements with any of our executive officers. Like other companies in our industry, we face intense competition for qualified personnel. Many of our competitors have greater resources than we have to hire qualified personnel. Accordingly, if we are not successful in attracting or retaining qualified personnel in the future, our ability to manage our business could be materially and adversely affected.

The industry in which we operate is highly competitive, and competitive pressures from existing and new companies could have a material adverse effect on our financial condition and results of operations.

The industry in which we operate is highly competitive and influenced by the following:

•	advances in technology;

•	new product introductions;

•	evolving industry standards;

•	product improvements;

•	rapidly changing customer needs;

•	intellectual property invention and protection;

•	marketing and distribution capabilities;

•	competition from highly capitalized companies;

•	entrance of new competitors;

•	ability of customers to invest in information technology; and

•	price competition.

          The products marketed by us and our competitors are becoming more complex. As the technological and functional capabilities of future products increase, these products may begin to compete with products being offered by traditional computer, network and communications industry participants that have substantially greater financial, technical, marketing and manufacturing resources than we do.

          Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer subsets of our system capabilities or alternate approaches to the needs our products address. Those companies include both emerging companies with limited operating histories, such as WhereNet Corp., Media Recovery, Inc. and Access Control Group L.L.C., and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Savi Technology, Inc., Symbol Technologies, Inc., Motorola, Inc. and Intermec, Inc.

          If we do not keep pace with product and technology advances, including the development of superior products by our competitors, or if we are unable to otherwise compete successfully against our competitors, there could be a material adverse effect on our competitive position, revenues and prospects for growth. As a result, our financial condition and results of operations could be materially and adversely affected.

The federal government or independent standards organizations may implement significant regulations or standards that could adversely affect our ability to produce or market our products.

          Our products transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communications Commission, or FCC, as well as other federal and state agencies. Our ability to design, develop and sell our products will continue to be subject to these rules and regulations for the foreseeable future. In addition, our products and services may become subject to independent industry standards. The implementation of unfavorable regulations or industry standards, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected products to become impractical or otherwise adversely affect our ability to produce or market our products. The adoption of new industry standards applicable to our products may require us to engage in rapid product development efforts that would cause us to incur higher expenses than we anticipated. In some circumstances, we may not be able to comply with such standards, which could materially and adversely affect our ability to generate revenues through the sale of our products.

Because our products are complex, they may have undetected errors or failures when they are introduced that could seriously harm our business.

          Technical products like ours often contain undetected errors or failures when first introduced. Despite our efforts to eliminate these flaws, there still may be flaws in our products, even after the commencement of commercial shipments. Because our products are used in business-critical applications, we could be subject to product liability claims if our systems fail to perform as intended. Even unsuccessful claims against us could result in costly litigation and the diversion of management’s time and resources and could damage our reputation and impair the marketability of our systems. Although we maintain insurance, we cannot assure you that:

•	our insurance will provide adequate coverage against potential liabilities if our products cause harm or fail to perform as promised; or

•	adequate product liability insurance will continue to be available to us in the future on commercially reasonable terms or at all.

If our insurance is insufficient to pay any product liability claim, our financial condition and results from operations could be materially and adversely affected. In addition, any such claims could permanently injure our reputation.

We may need to obtain additional capital to fund our operations that could have negative consequences on our business.

          We may require additional capital in the future to develop and commercialize additional products and technologies or take advantage of other opportunities that may arise, including potential acquisitions. We may seek to raise the necessary funds through public or private equity offerings, debt financings or strategic alliances and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our existing stockholders may experience substantial dilution. If additional capital is raised through debt, such debt may subject us to significant restrictive covenants that could affect our ability to operate our business. In addition, we may be required to relinquish rights to our technologies or systems, or grant licenses on terms that are not favorable to us in order to raise additional funds through alliance, joint venture and licensing arrangements. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs, and our business, financial condition, results of operations and stock price could be materially and adversely affected.

If we do not adequately anticipate and respond to the risks inherent in growing our business internationally, our operating results and the market price of our common stock could be materially and adversely effected.

          We have not generated significant revenues outside of North America. As part of our growth strategy, we may seek to expand our operations outside of North America by establishing relationships with global distributors to market and sell our systems internationally. There are a number of risks inherent in doing business in such markets, including:

•	unexpected legal or regulatory changes;

•	unfavorable political or economical factors;

•	less developed infrastructure;

•	difficulties in recruiting and retaining personnel, and managing international operations;

•	fluctuations in foreign currency exchange rates;

•	lack of sufficient protection for intellectual property rights; and

•	potentially adverse tax consequences.

          We currently do not have any operations outside of North America, and we do not have experience establishing or operating businesses outside of North America. If we do not adequately anticipate and respond to the risks inherent in international operations, our operating results and the market price of our common stock could be materially and adversely affected. In addition, although we intend to expand our business outside of North America, there are risks associated with conducting an international operation, including the risks listed above, and such expansion may not be successful or have a positive effect on our financial condition and results of operations.

We have never made any acquisitions of any businesses and cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

          We may, from time to time, consider investments in complementary companies, products or technologies. In the event of any future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities;

•	incur expenses related to the impairment of goodwill; or

•	incur large and immediate write-offs.

Our operation of any acquired business will also involve numerous risks, including:

•	problems combining the acquired operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s time and attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of acquired companies.

          We have never made any acquisitions of any businesses and cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future. Any failure to do so could have a material adverse effect on our financial condition and results of operations.

The concentration of common stock ownership among our executive officers and directors could limit your ability to influence the outcome of corporate transactions or other matters submitted for stockholder approval.

          As of January 31, 2006, our executive officers and directors beneficially owned, in the aggregate, 11.4% of our outstanding common stock, not including 1,944,508 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors will have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	the election of directors;

•	adoption of stock option plans;

•	the amendment of our organizational documents; and

•	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.

Changes in stock option accounting rules will materially increase our operating expenses from historical levels, resulting in reduced net income and net income per share.

          We have historically used broad-based employee stock option programs to hire, incent and retain our workforce. As of January 31, 2006, options to purchase 2,725,919 shares of our common stock were outstanding, with a weighted average exercise price of $7.05 per share. As of such date, 748,685 shares of our common stock were available for future issuance under our option plans. We may elect to increase the number of shares available for issuance under these plans.

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The SEC has issued rules requiring us to adopt SFAS No. 123R in the first quarter of our 2006 fiscal year, and we will implement the new standard on a prospective basis. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of the stock option is equal to or greater than the fair market value on the date of grant. For our fiscal year ending December 31, 2006 and thereafter, we will be required to take a compensation charge as stock options or other stock-based compensation awards are issued or as they vest, including the unvested portion of options that were granted on or prior to December 31, 2005. This compensation charge will be based on a calculated value of the option or other stock-based award using a complex methodology that may not correlate to the current market price of our stock. The calculations required under the new accounting rules are complicated. Although we are currently unable to estimate the actual effect of such compensation expense, the expense will materially increase our operating expenses from historical levels, resulting in reduced net income and net income per share. As of December 31, 2005, there was $4,899,000 of total unrecognized compensation expense related to unvested stock options granted under our stock option plans. The cost is expected to be recognized over the six-year weighted-average remaining contractual life of our outstanding options. The total fair value of shares vested during the years ended December 31, 2003, 2004 and 2005 was $677,000, $740,000 and $807,000, respectively.

The unpredictability of our quarterly operating results could adversely affect the market price of our common stock.

          Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which could adversely affect the market price of our common stock. The main factors that may affect us include the following:

•	variations in the sales of our products to our significant customers;

•	variations in the mix of products and services provided by us;

•	the timing and completion of initial programs and larger or enterprise-wide purchases of our products by our customers;

•	the length and variability of the sales cycle for our products;

•	the timing and size of sales;

•	changes in market and economic conditions, including fluctuations in demand for our products; and

•	announcements of new products by our competitors.

As a result of these and other factors, revenues for any quarter are subject to significant variation that could adversely affect the market price for our common stock.

Future sales of our common stock, including sales of our common stock acquired upon the exercise of outstanding options, may cause the market price of our common stock to decline.

          The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or sales of our common stock acquired upon the exercise of outstanding options, or the perception that these sales could occur. These sales also may make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

          We have 7,870,523 shares of common stock outstanding as of January 31, 2006, of which 6,973,173 shares are freely transferable without restriction and 897,350 shares are eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. In addition, as of January 31, 2006, options to purchase 2,725,919 shares of our common stock were issued and outstanding, of which 1,381,831 were vested. The remaining options will vest ratably over a five-year period measured from the date of grant. The weighted-average exercise price of such stock options is $7.05, which is substantially lower than the current market price of our common stock. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

Provisions of Delaware law or our charter documents could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

          Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. This is because these provisions may prevent or frustrate attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions, among other things:

•

permit our board of directors to issue, without further action by our stockholders, up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change in control;

•

provide that special meetings of stockholders may be called only by (i) our board of directors pursuant to a resolution adopted by a majority of the entire board of directors, either upon motion of a director or upon written request by the holders of at least 50% of the voting power of all the shares of our capital stock entitled to vote in the election of directors, voting as a single class, or (ii) our Chairman of the Board or President; and

•

require the affirmative vote of at least 75% of the voting power of all the shares of our capital stock entitled to vote in the election of directors, voting as a single class, to amend or repeal the provisions dealing with meetings of stockholders.

In addition, Section 203 of the Delaware General Corporation Law prohibits us from engaging in a business combination with any of our interested stockholders for three years after such stockholder became an interested stockholder unless certain specified conditions are met. As a result, these provisions and Delaware law could limit the price that investors are willing to pay in the future for shares of our common stock.

Cautionary Note Regarding Forward-Looking Statements.

          This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

          Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

          All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic and business conditions;

•	the loss of any of our key customers or reduction in the purchase of our products by any such customers;

•	the failure of the market for our products to continue to develop;

•	our inability to protect our intellectual property;

•	our inability to manage our growth;

•	the effects of competition from a wide variety of local, regional, national and other providers of wireless solutions;

•	changes in laws and regulations, including tax and securities laws and regulations and interstate and regulations promulgated by the FCC;

•	changes in accounting policies, rules and practices;

•	changes in technology or products, which may be more difficult or costly, or less effective than anticipated; and

•	the other factors listed under this Item 1A - “Risk Factors.”

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

Item 1B.	Unresolved Staff Comments

          None.

Item 2.	Properties

          Our executive and administrative offices are located in Hackensack, New Jersey. In November 1999, we entered into a lease for this facility, covering approximately 22,500 square feet, that expires on March 31, 2010. The rent is currently $34,825 per month. During 2003, we entered into an agreement to sublease to a third party 6,270 square feet through the end of the lease. The sublease provides for monthly payments of $11,619, subject to adjustments for increases in real estate taxes and certain operating expenses.

          Although we believe that our existing facilities are adequate for our current needs, if we expand our sales force and establish customer support and consulting services, as contemplated, we expect to lease or purchase additional space.

Item 3.	Legal Proceedings

          As of February 17, 2006, we were not involved in any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

          None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          (a) Market Information. Until November 7, 2004, our common stock was quoted on the Nasdaq Capital Market (formerly known as the SmallCap Market). Since then, our common stock has been quoted on the Nasdaq National Market under the symbol “IDSY.” The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on such quotation systems.

Quarter Ending:	High	Low

2004
March 31, 2004	$8.50	$6.05
June 30, 2004	16.18	6.35
September 30, 2004	16.54	10.48
December 31, 2004	19.96	13.47

2005
March 31, 2005	18.50	9.25
June 30, 2005	15.97	10.00
September 30, 2005	20.05	15.15
December 31, 2005	23.96	16.09

          (b) Holders. As of February 17, 2006, there were 20 registered holders of our common stock.

          (c) Dividends. We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the near future. We currently intend to retain future earnings, if any, to finance our operations and expand our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors our board of directors deems relevant. In addition, our agreements with our lenders may, from time to time, restrict our ability to pay dividends.

          (d) Sales of Unregistered Securities.

               None.

          (e) Share Repurchases.

               None.

Item 6.	Selected Financial Data

          The following table sets forth selected financial data for each of the five years ended December 31, 2005 derived from our audited financial statements. You should read the information in the table below together with the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and related notes and the other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2001	2002	2003	2004	2005

Statement of Operations Data:
Revenues	$923,000	$5,544,000	$7,959,000	$13,741,000	$19,004,000
Cost of revenues	548,000	2,430,000	4,075,000	6,509,000	9,708,000

Gross profit	375,000	3,114,000	3,884,000	7,232,000	9,296,000

Operating expenses:
Selling, general and administrative	3,552,000	3,835,000	4,456,000	5,879,000	7,140,000
Research and development	1,038,000	938,000	891,000	1,234,000	1,625,000

Income (loss) from operations	(4,215,000)	(1,659,000)	(1,463,000)	119,000	531,000
Interest income	310,000	279,000	269,000	195,000	222,000
Interest expense	(3,000)	(4,000)	(59,000)	(63,000)	(53,000)
Other income	—	—	54,000	147,000	151,000

Net income (loss)	$(3,908,000)	$(1,384,000)	$(1,199,000)	$398,000	$851,000

Net income (loss) per share — basic	$(0.67)	$(0.21)	$(0.17)	$0.05	$0.11

Net income (loss) per share — diluted	$(0.67)	$(0.21)	$(0.17)	$0.05	$0.09

Weighted average common shares outstanding — basic	5,840,000	6,711,000	6,905,000	7,455,000	7,771,000

Weighted average common shares outstanding — diluted	5,840,000	6,711,000	6,905,000	8,783,000	9,332,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion is intended to assist you in understanding our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Many of the amounts and percentages in this section have been rounded for convenience of presentation, but actual recorded amounts have been used in computations. Accordingly, some information may appear not to compute accurately.

Overview

          We develop, market and sell wireless solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts and airport ground support equipment, and rental vehicles. Our patented Wireless Asset Net system, which utilizes RFID technology, addresses the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable our customers to achieve tangible economic benefits by making timely, informed decisions that increase the security, productivity and efficiency of their operations.

          We sell our system to both executive and division-level management. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization. Ford, Walgreens, the U.S. Postal Service and Target are all examples of this progression.

•

Ford initially implemented our system at one plant in 1999, which led to a blanket purchase order to deploy our system across its North American operations. As of December 31, 2005, we had implemented our system on an aggregate of approximately 4,700 vehicles at 38 Ford facilities.

•

Walgreens initially deployed our system at a single distribution center in 2003 and, as of December 31, 2005, had deployed our system at six distribution centers covering an aggregate of approximately 600 vehicles.

•

The U.S. Postal Service used the implementation of our system at one of its facilities in Buffalo, New York in 2003 to form the basis of a solicitation for competitive bids for a powered vehicle management system. Based on our proposal for that program, the U.S. Postal Service awarded us a national contract in 2004 to deploy our system at up to 460 U.S. Postal Service facilities nationwide. As of December 31, 2005, the U.S. Postal Service had placed orders for deployment of our system in 28 of its facilities.

•

Beginning in 2003, Target utilized our system on a limited number of vehicles at one of its facilities. After testing our product, Target entered into a contract with us to implement our system on more than 450 vehicles in Target’s distribution facilities across the United States.

During the quarter ended December 31, 2005, we entered into contracts with Rite Aid and Wal-Mart for the initial implementation of our system. We work closely with customers like these to help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments.

          Although we generated net income of $851,000 and $398,000 for the years ended December 31, 2005 and 2004, respectively, we incurred net losses of $1.2 million for the year ended December 31, 2003 and have incurred additional net losses since inception. At December 31, 2005, we had an accumulated deficit of $10.5 million.

          During the year ended December 31, 2005, we generated revenues of $19.0 million, and the U.S. Postal Service and Ford accounted for 45.1% and 17.8% of our revenues, respectively. During the year ended December 31, 2004, we generated revenues of $13.7 million, and Ford, Target and the U.S. Department of Homeland Security accounted for 49.1%, 15.0% and 11.7% of such revenues, respectively.

          Our ability to increase our revenues and continue to generate net income will depend on a number of factors, including our ability to:

•	increase sales of products and services to our existing customers;

•	convert our initial programs into larger or enterprise-wide purchases by our customers;

•	increase market acceptance and penetration of our products; and

•	develop and commercialize new products and technologies.

Critical Accounting Policies And Estimates

          We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in Note B to our financial statements. Certain accounting policies involve significant judgments and assumptions by our management that can have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be our critical accounting policies. The judgments and assumptions used by our management in these critical accounting policies are based on historical experience and other factors that our management believes to be reasonable under the circumstances. Because of the nature of these judgments and assumptions, actual results could differ significantly from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Our critical accounting policies are described below.

     Revenue Recognition

          We derive our revenues from: (i) sales of our Wireless Asset Net system, which includes training and technical support; (ii) post-contract maintenance and support agreements; and (iii) leasing arrangements. Our system consists of on-asset hardware, communication infrastructure and software. Revenue from the sale of our system is not recognized until all necessary components of the system are delivered to enable the system to function. When there are no undeliverable elements that are essential to the functionality of the systems, revenues are recognized as each element is delivered based on the relative selling price of each element. Thereafter, revenue attributable to additional units is recognized upon delivery, provided all other conditions for revenue recognition have been met. Our system is typically implemented by the customer or a third party and, as a result, revenues are recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, pervasive evidence of an arrangement exists, sales price is fixed and determinable, collectability is reasonably assured and contractual obligations have been satisfied. In some instances, we are also responsible for providing installation services. The additional installation services, which could be performed by third parties, are considered another element in a multi-element deliverable and revenue for installation services is recognized at the time the installation is provided. Revenues from training and technical support are recognized as such services are provided.

          In most of our contracts, we invoice customers once certain milestones are met. As the systems are delivered, services are performed and all of the criteria for revenue recognition are satisfied, we recognize revenue for such systems. The difference between revenue recognized for financial reporting purposes and amounts invoiced is recorded as unbilled receivables or deferred revenue. Should a contract contain customer acceptance terms, we do not recognize any revenue on that contract until such terms have been met as described in the agreement.

          We also enter into post-contract maintenance and support agreements. Revenues are recognized over the service period and the cost of providing these services is expensed as incurred.

          We also derive revenue under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance, support and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, the system sale is recognized upon delivery of the system, provided all other revenue recognition criteria are met as described above. Upon the recognition of revenue, an asset is established for the “investment in sales-type leases.” Maintenance revenues and interest income are recognized monthly over the lease term.

          During 2002, we entered into a contract to implement our system on a portion of a customer’s fleet of vehicles. Under the contract, we are entitled to issue sixty monthly invoices of up to $40,000 per month, each of which is contingent upon certain conditions being met. Costs directly attributable to this contract, consisting principally of engineering and manufacturing costs, were deferred until implementation of the system was completed. The deferred costs are being charged to cost of revenue in accordance with the cost recovery method. Under the cost recovery method, the deferred contract costs are reduced in each period by an amount equal to the revenues recognized by us in that period until all of the deferred costs are written-off, at which time we will recognize a gross profit, if any. We continue to evaluate the carrying amount of the deferred costs.

     Stock-Based Compensation

          We account for stock-based employee compensation under Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

          In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS 123 and supersedes APB Opinion No. 25. Under the provisions of SFAS 123R, companies are generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and, accordingly, will be adopted by us in the first quarter of calendar year 2006. SFAS 123R requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date. The adoption of SFAS 123R will materially increase our operating expenses from historical levels, resulting in reduced net income and net income per share, but will not impact our cash flows. However, the actual impact of adoption of SFAS 123R cannot be fully predicted at this time because it will depend on levels of share-based payments granted in the future. As of December 31, 2005, there was $4,899,000 of total unrecognized compensation expense related to unvested stock options granted under our stock option plans. The cost is expected to be recognized over the weighted-average remaining contractual life of our outstanding options. The total fair value of shares vested during the years ended December 31, 2003, 2004 and 2005 was $677,000, $740,000 and $807,000, respectively.

Results of Operations

          The following table sets forth certain items related to our statement of operations as a percentage of revenues for the periods indicated and should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended December 31,

	2003	2004	2005

Revenues	100.0%	100.0%	100.0%
Cost of revenues	51.2	47.4	51.1

Gross profit	48.8	52.6	48.9

Operating expenses:
Selling, general and administrative	56.0	42.8	37.6
Research and development	11.2	9.0	8.6

Income (loss) from operations	(18.4)	0.8	2.8
Interest income	3.4	1.4	1.2
Interest expense	(0.7)	(0.4)	(0.3)
Other income	0.7	1.1	0.8

Net income (loss)	(15.1)%	2.9%	4.5%

     Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

          Revenues. Revenues increased by $5.3 million, or 38.3%, to $19.0 million in 2005 from $13.7 million in 2004. The increase in revenues was attributable primarily to increased sales to our customers, including the U.S. Postal Service and Walgreens. The $19.0 million of revenues in 2005 is comprised of product sales of $14.5 million and service revenues of $4.5 million.

          Cost of Revenues. Cost of revenues increased by $3.2 million, or 49.1%, to $9.7 million in 2005 from $6.5 million in 2004. As a percentage of revenues, cost of revenues was 51.1% in 2005 compared to 47.4% in 2004. Gross profit was $9.3 million in 2005 compared to $7.2 million in 2004. As a percentage of revenues, gross profit decreased to 48.9% in 2005 from 52.6% in 2004. The increase in cost of revenues was attributable primarily to increased costs related to third-party installation services in connection with our contract with the U.S. Postal Service. In addition, there was a $105,000 increase in our inventory reserve during 2005 resulting from inventory that became obsolete during the period. Included in costs of revenues in 2005 and 2004 was $480,000 and $400,000, respectively, of amortized capitalized costs associated with the application of the cost recovery method of revenue recognition. In accordance with the cost recovery method, these capitalized contract costs were reduced dollar for dollar by the amount of revenue recognized. Excluding the amortization of these capitalized contract costs, gross profit as a percentage of revenues decreased to 50.2% in 2005 from 54.2% in 2004.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.3 million, or 21.4%, to $7.1 million in 2005 compared to $5.9 million in 2004. This increase was attributable primarily to increased payroll and related expenses as well as travel expenses due to the hiring of additional personnel to support our continued growth and increased sales and marketing efforts. Also included in selling, general and administrative expenses in 2005 are costs related to compliance with Section 404 of the Sarbanes-Oxley Act. As a percentage of revenues, however, selling, general and administrative expenses decreased to 37.6% in 2005 from 42.8% in 2004 as a result of an increase in revenue. We are currently expanding our direct sales force and intend to develop additional sales and marketing initiatives. As a result of such expansion, we expect our selling, general and administrative expenses to increase during 2006.

          Research and Development Expenses. Research and development expenses increased $391,000, or 31.7%, to $1.6 million in 2005 from $1.2 million in 2004. This increase was attributable to increased payroll and related expenses due to the hiring of additional personnel and $80,000 of research and development expenses in 2004 that were capitalized under the cost recovery method and included in deferred contract costs rather than expensed. As a percentage of revenues, research and development expenses decreased to 8.6% in 2005 from 9.0% in 2004. We intend to expand our research and development activities in order to continue to improve the functionality and reduce the costs of our system and adapt our technology to capitalize on emerging market opportunities. As a result of such activities, we expect our research and development expenses to increase during 2006.

          Interest Income. Interest income increased $27,000, or 13.8%, to $222,000 in 2005 from $195,000 in 2004. This increase was attributable primarily to an increase in interest rates in 2005.

          Interest Expense. Interest expense decreased $10,000, or 15.9%, to $53,000 in 2005 from $63,000 in 2004. The decrease was attributable to a reduction in the principal amount of our outstanding debt in 2005.

          Other Income. Other income, which increased slightly to $151,000 in 2005 from $147,000 in 2004, reflects rental income earned from a sublease arrangement.

          Net Income. Net income increased $453,000, or 113.8%, to $851,000 in 2005 from $398,000 in 2004. Net income per basic and diluted share increased to $0.11 and $0.09, respectively, for the year ended December 31, 2005, compared to net income per basic and diluted share of $0.05 for the year ended December 31, 2004. The increase in net income was due primarily to the reasons described above.

     Year ended December 31, 2004 Compared to the Year Ended December 31, 2003

          Revenues. Revenues increased $5.8 million, or 72.6%, to $13.7 million in 2004 from $8.0 million in 2003. The increase in revenues was attributable primarily to increased sales to our customers, including Ford, Target and the U.S. Department of Homeland Security.

          Cost of Revenues. Cost of revenues increased $2.4 million, or 59.7%, to $6.5 million in 2004 from $4.1 million in 2003. As a percentage of revenues, cost of revenues decreased to 47.4% in 2004 from 51.2% in 2003. This percentage decrease was attributable primarily to the sale of higher margin services during 2004, cost reductions to the hardware components of our system, as well as the write-off of approximately $150,000 of obsolete components during 2003. Gross profit was $7.2 million in 2004 compared to $3.9 million in 2003. As a percentage of revenues, gross profit increased to 52.6% in 2004 from 48.8% in 2003. Included in costs of revenues in 2004 was $400,000 of amortized capitalized costs associated with the application of the cost recovery method of revenue recognition. In accordance with the cost recovery method, these capitalized contract costs were reduced dollar for dollar by the amount of revenue recognized. Excluding the amortization of these capitalized contract costs, gross profit as a percentage of revenues was increased to 54.2% in 2004 from 48.8% in 2003.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.4 million, or 31.9%, to $5.9 million in 2004 from $4.5 million in 2003. The increase was attributable primarily to the hiring of additional personnel and increased travel expenses to support the continued growth of the business. As a percentage of revenues, selling, general and administrative expenses decreased to 42.8% in 2004 from 56.0% in 2003.

          Research and Development Expenses. Research and development expenses increased $343,000, or 38.5%, to $1.2 million in 2004 from $891,000 in 2003. This increase was attributable primarily to increased payroll and related expenses due to the hiring of additional personnel and $99,000 of additional research and development expenses in 2004 that were capitalized under the cost recovery method and included in deferred contract costs. As a percentage of revenues, research and development expenses decreased to 9.0% in 2004 from 11.2% in 2003.

          Interest Income. Interest income decreased $74,000, or 27.5%, to $195,000 in 2004 from $269,000 in 2003. This decrease was attributable primarily to the assignment of certain sales-type leases to a third-party leasing company. During 2003, we earned interest income in connection with sales-type lease arrangements that we did not earn in 2004.

          Interest Expense. Interest expense increased $4,000, or 6.8%, to $63,000 in 2004 from $59,000 in 2003. The increase was attributable to a slight increase in the principal amount of our outstanding debt in 2004.

          Other Income. Other income increased $93,000, or 172.2%, to $147,000 in 2004 from $54,000 in 2003. Other income reflects rental income earned from a sublease arrangement that commenced in July 2003. The increase in 2004 was attributable to a full year of rental income under the sublease arrangement.

          Net Income/Loss. Net income was $398,000 in 2004 compared to a net loss of $1.2 million in 2003. Net income per basic and diluted share increased to $0.05 in 2004 from a loss of $0.17 in 2003. This increase was due primarily to the reasons described above.

Liquidity and Capital Resources

          Historically, our capital requirements have been funded from cash flow generated from our business and net proceeds from the issuance of our securities, including the issuance of our common stock upon the exercise of options and warrants. As of December 31, 2005, we had cash, cash equivalents and short-term investments of $7.6 million and working capital of $13.9 million compared to $11.6 million and $12.7 million, respectively, as of December 31, 2004.

     Operating Activities

          Net cash used in operating activities was $4.1 million for the year ended December 31, 2005 compared to net cash provided by operating activities of $1.6 million for same period in 2004. The increase in net cash used in operating activities was due primarily to an increase in accounts receivable resulting from an increase in our revenues in 2005, unbilled receivables under our contract with the U.S. Postal Service and an increase in inventory.

          Net cash provided by operating activities was $1.6 million for the year ended December 31, 2004 compared to net cash used in operating activities of $237,000 for the same period in 2003. The change was due primarily to: (i) an increase in net income attributable to increased revenue growth; (ii) an increase in accounts payable and accrued expenses attributed to an increase in operating expenses; (iii) a decrease in accounts receivable attributable to improved collections; and (iv) the amortization of deferred contract costs, partially offset by an increase in inventory attributable to increased finished goods to support the continued growth of the business.

     Investing Activities

          Net cash used in investing activities was $2.8 million for the year ended December 31, 2005 compared to net cash provided by investing activities of $1.7 million for the same period in 2004. The increase in net cash used in investing activities was due primarily to a $4.7 million increase in the purchase of investments in 2005 compared to the same period in 2004, which was partially offset by an increase in the maturity of investments.

          Net cash provided by investing activities was $1.7 million for the year ended December 31, 2004 compared to net cash used in investing activities of $1.9 million for the same period in 2003. The increase was due primarily to a significant decrease in the purchase of investments, partially offset by a decrease in the maturity of investments in 2004 compared to the same period in 2003.

     Financing Activities

          Net cash provided by financing activities was $544,000 for the year ended December 31, 2005 compared to $1.9 million for the same period in 2004. The decrease was due primarily to a decrease in the proceeds received in connection with the exercise of stock options and warrants in 2005 compared to the same period in 2004.

          Net cash provided by financing activities was $1.9 million for the year ended December 31, 2004 compared to $1.6 million for the same period in 2003. The increase was due primarily to an increase in proceeds received in connection with the exercise of stock options and warrants in 2004 compared to the same period in 2003, which was partially offset by $1.0 million of proceeds we received in 2003 upon entering into our five-year term loan.

     Capital Requirements

          We believe that the cash we have on hand and operating cash flows we expect to generate, we will have sufficient funds available to cover our capital requirements for at least the next 12 months.

          Our capital requirements depend on a variety of factors, including, but not limited to, the length of the sales cycle, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products to market, revenue growth or decline and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations. We may determine in the future that we require additional funds to meet our long-term strategic objectives, including to complete potential acquisitions. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants, and we cannot assure you that such financing will be extended on terms acceptable to us or at all. We have filed a registration statement on Forms S-3 with the SEC in connection with a proposed public offering of 2,500,000 shares of our common stock, subject to over-allotment option with respect to an additional 375,000 shares of our common stock. However, we cannot assure you as to the timing or the final terms of the offering, or whether or not the offering will be consummated.

Line of Credit and Term Loan

          We have a working capital line of credit, with maximum borrowings of $500,000 and interest at the 30-day LIBOR plus 1.75% that is payable monthly. As of December 31, 2005, we did not have any outstanding borrowings under this line of credit, which expires on May 4, 2006.

          In January 2003, we closed on a five-year amortizing term loan for $1.0 million. Interest accrues at the 30-day LIBOR plus 1.75% and is payable monthly, together with principal. We have eliminated our exposure to fluctuations in interest rates by entering into an interest rate swap agreement that fixed the rate of interest on our term loan at 5.28% for the entire five-year term. As of December 31, 2005, there was $449,000 outstanding on the loan. The loan is collateralized by all of our assets and contains a liquidity covenant that was permanently waived as of January 26, 2006. The loan agreement also contains certain restrictive covenants including, among others, limitation on the incurrence of additional debt and the creation of encumbrances on our assets. The fair value of the interest rate swap is not material to the financial statements or results of operations.

As of December 31, 2005, maturities of long-term debt were as follows:

2006	$209,000
2007	221,000
2008	19,000

$449,000

Contractual Obligations and Commitments

          The following table summarizes our significant contractual obligations and commitments as of December 31, 2005:

	Payment due by Period

	Total	Less than one year	1 to 3 years	3 to 5 years	After 5 years

Long-term debt obligations	$449,000	$209,000	$240,000	$—	$—
Operating leases	1,776,000	418,000	836,000	522,000	—

Total contractual cash obligations	$2,225,000	$627,000	$1,076,000	$522,000	$—

          Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Although we have entered into contracts for services, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

          The expected timing or payment of obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on changes to agreed upon amounts for some obligations.

Inflation

          We believe our operations have not been and, in the foreseeable future, will not be materially and adversely affected by inflation or changing prices.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

     SFAS 123R

          In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS 123 and supersedes APB Opinion No. 25. Under the provisions of SFAS 123R, companies are generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly will be adopted by us in the first quarter of calendar year 2006. SFAS 123R requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date. The adoption of SFAS 123R will materially increase our operating expenses from historical levels, resulting in reduced net income and net income per share, but will not impact our cash flows. However, the actual impact of adoption of SFAS 123R cannot be fully predicted at this time because it will depend on levels of share-based payments granted in the future. As of December 31, 2005, there was $4,899,000 of total unrecognized compensation expense related to unvested stock options granted under the Company’s stock option plans. The cost is expected to be recognized over the six-year weighted-average remaining contractual life of our outstanding options. The total fair value of shares vested during the years ended December 31, 2003, 2004 and 2005 was $677,000, $740,000 and $807,000, respectively.

     SFAS 151

          In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was applicable to us on September 1, 2005. We do not believe that the adoption of this statement will have a material adverse effect on our financial statements.

     SFAS 153

          SFAS No. 153, “Exchange of Nonmonetary Assets,” an amendment of APB Opinion No. 29, addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective beginning on October 1, 2006. We do not believe that the adoption of this statement will have a material adverse effect on our financial statements.

     SFAS 154

          In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections, — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of this statement will have a material adverse effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

          We are subject to market risks in the form of interest rate changes and changes in corporate tax rates. Both risks are currently immaterial to us.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
I.D. Systems, Inc.

We have audited the accompanying balance sheets of I.D. Systems, Inc. as of December 31, 2004 and 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2003, 2004 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of I.D. Systems, Inc. as of December 31, 2004 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2003, 2004 and 2005, in conformity with accounting principles generally accepted in the United States.

In connection with our audits of the financial statements enumerated above, we audited Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2005. In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of I.D. Systems, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 7, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Eisner LLP

New York, New York
February 7, 2006

I.D. SYSTEMS, INC.

Balance Sheets

	As of December 31,

	2004	2005

ASSETS (Note G)
Current assets:
Cash and cash equivalents	$8,440,000	$2,138,000
Investments available for sale	3,195,000	5,463,000
Accounts receivable, net	1,432,000	6,068,000
Unbilled receivables	402,000	1,293,000
Inventory, net	1,739,000	2,952,000
Investment in sales-type leases	39,000	34,000
Interest receivable	50,000	—
Officer loan	10,000	11,000
Prepaid expenses and other current assets	225,000	140,000

Total current assets	15,532,000	18,099,000

Fixed assets, net	1,009,000	1,159,000
Investment in sales-type leases	34,000	433,000
Officer loan	20,000	8,000
Deferred contract costs	476,000	53,000
Other assets	88,000	88,000

Total assets	$17,159,000	$19,840,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,541,000	$3,881,000
Long-term debt - current portion	199,000	209,000
Deferred revenue	95,000	155,000

Total current liabilities	2,835,000	4,245,000

Long-term debt (less current portion)	449,000	240,000
Deferred revenue	191,000	90,000
Deferred rent	112,000	99,000

Total liabilities	3,587,000	4,674,000

Commitments and contingencies (Note J)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued
Common stock; authorized 15,000,000 shares, $0.01 par value; issued and outstanding 7,690,000 and 7,851,000 shares at December 31, 2004 and 2005, respectively	77,000	79,000
Additional paid-in capital	24,994,000	25,735,000

Accumulated deficit	(11,386,000)	(10,535,000)

	13,685,000	15,279,000
Treasury stock; 40,000 shares at cost	(113,000)	(113,000)

Total stockholders' equity	13,572,000	15,166,000

Total liabilities and stockholders' equity	$17,159,000	$19,840,000

See notes to financial statements

I.D. SYSTEMS, INC.

Statements of Operations

	Year Ended December 31,

	2003	2004	2005

Revenue	$7,959,000	$13,741,000	$19,004,000
Cost of revenue	4,075,000	6,509,000	9,708,000

Gross profit	3,884,000	7,232,000	9,296,000

Operating expenses:
Selling, general and administrative	4,456,000	5,879,000	7,140,000
Research and development	891,000	1,234,000	1,625,000

	5,347,000	7,113,000	8,765,000

Income (loss) from operations	(1,463,000)	119,000	531,000
Interest income	269,000	195,000	222,000
Interest expense	(59,000)	(63,000)	(53,000)
Other income	54,000	147,000	151,000

Net income (loss)	$(1,199,000)	$398,000	$851,000

Net income (loss) per share - basic	$(0.17)	$0.05	$0.11

Net income (loss) per share - diluted	$(0.17)	$0.05	$0.09

Weighted average common shares outstanding - basic	6,905,000	7,455,000	7,771,000

Weighted average common shares outstanding - diluted	6,905,000	8,783,000	9,332,000

See notes to financial statements

I.D. SYSTEMS, INC.

Statements of Changes in Stockholders’ Equity

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
	Number of Shares	Amount

Balance - January 1, 2003	6,799,000	$68,000	$22,042,000	$(10,585,000)	$(113,000)	$11,412,000
Shares issued pursuant to exercise of stock options	298,000	3,000	762,000			765,000
Net loss for the year ended December 31, 2003				(1,199,000)		(1,199,000)

Balance - December 31, 2003	7,097,000	71,000	22,804,000	(11,784,000)	(113,000)	10,978,000
Shares issued pursuant to exercise of stock options	444,000	4,000	1,167,000			1,171,000
Shares issued pursuant to exercise of warrants	149,000	2,000	1,023,000			1,025,000
Net income for the year ended December 31, 2004				398,000		398,000

Balance - December 31, 2004	7,690,000	77,000	24,994,000	(11,386,000)	(113,000)	13,572,000
Shares issued pursuant to exercise of stock options	161,000	2,000	741,000			743,000
Net income for the year ended December 31, 2005				851,000		851,000

Balance - December 31, 2005	7,851,000	$79,000	$25,735,000	$(10,535,000)	$(113,000)	$15,166,000

See notes to financial statements

I.D. SYSTEMS, INC.

Statements of Cash Flows

	Year Ended December 31,

	2003	2004	2005

Cash flows from operating activities:
Net income (loss)	$(1,199,000)	$398,000	$851,000
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Inventory reserve			105,000
Accrued interest income	172,000	119,000	42,000
Depreciation and amortization	173,000	255,000	362,000
Deferred rent expense	23,000	23,000	(13,000)
Deferred revenue	348,000	(88,000)	(41,000)
Bad debt expense	20,000	(12,000)	20,000
Deferred contract costs	(675,000)	199,000	423,000
Changes in:
Accounts receivable	(1,110,000)	784,000	(4,656,000)
Unbilled receivables	—	(402,000)	(891,000)
Inventory	715,000	(1,063,000)	(1,318,000)
Prepaid expenses and other assets	28,000	(87,000)	85,000
Investment in sales type leases	571,000	37,000	(394,000)
Installment receivable	867,000
Other liabilities	(100,000)
Accounts payable and accrued expenses	(70,000)	1,485,000	1,340,000

Net cash (used in) provided by operating activities	(237,000)	1,648,000	(4,085,000)

Cash flows from investing activities:
Purchase of fixed assets	(339,000)	(419,000)	(512,000)
Purchase of investments	(5,698,000)	(1,235,000)	(5,963,000)
Maturities of investments	4,084,000	3,385,000	3,703,000
Collection of officer loan	10,000	11,000	11,000

Net cash (used in) provided by investing activities	(1,943,000)	1,742,000	(2,761,000)

Cash flows from financing activities:
Proceeds from term loan	1,000,000
Repayment of term loan	(164,000)	(188,000)	(199,000)
Repayment of line of credit		(137,000)
Proceeds from exercise of stock options	765,000	1,171,000	743,000
Proceeds from exercise of warrants		1,025,000

Net cash provided by financing activities	1,601,000	1,871,000	544,000

Net (decrease) increase in cash and cash equivalents	(579,000)	5,261,000	(6,302,000)
Cash and cash equivalents - beginning of period	3,758,000	3,179,000	8,440,000

Cash and cash equivalents - end of period	$3,179,000	$8,440,000	$2,138,000

Supplemental disclosure of cash flow information:
Cash paid for interest:	$59,000	$63,000	$53,000

See notes to financial statements

I.D. SYSTEMS, INC.

Notes to Financial Statements
December 31, 2003, 2004 and 2005

NOTE A - THE COMPANY

I.D. Systems, Inc. (the “Company”) designs, develops and produces wireless monitoring and tracking products that utilize its patented radio-frequency-based system. The Company’s products provide features enabling users to improve operating efficiencies and reduce costs by monitoring the use of corporate assets. The Company outsources its hardware manufacturing operations to contract manufacturers. The Company was incorporated in Delaware in 1993 and commenced operations in January 1994.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include collectability of accounts receivable, sales returns, recoverability of inventory, realization of deferred tax assets, useful lives and impairment of tangible and intangible assets.

[2]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

[3]	Inventory:

Inventory, which consists of components for the Company’s products and finished goods to be shipped to customers under existing orders, is stated at the lower of cost or market using the first-in first-out method. As of December 31, 2004 and 2005 the Company’s inventory consisted of components of approximately $499,000 and $327,000 and finished goods of approximately $1,240,000 and $2,625,000, respectively.

[4]	Unbilled receivables:

Under certain customer contracts the Company invoices progress billings once certain milestones are met. As the systems are delivered and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. The difference between revenue recognized for financial reporting purposes and amounts invoiced is recorded as unbilled receivables or deferred revenue. As of December 31, 2004 and 2005, unbilled receivables were $402,000 and $1,293,000, respectively, primarily relating to one customer. The Company expects to bill such amounts in 2006.

[5]	Fixed assets and depreciation:

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases, or their estimated useful lives, whichever is shorter.

I.D. SYSTEMS, INC.

Notes to Financial Statements
December 31, 2003, 2004 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[6]	Long-lived assets:

The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In the evaluation, the Company compares values of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than the carrying amount, an impairment loss is recognized equal to the difference between the assets fair value and their carrying value. For the years ended December 31, 2003, 2004 and 2005, the Company did not incur an impairment charge.

[7]	Research and development:

Research and development costs are charged to expense as incurred.

[8]	Patent costs:

Legal costs incurred in connection with patent rights are charged to expense as incurred.

[9]	Revenue recognition:

The Company’s revenue is derived from contracts with multiple element arrangements, which include the Company’s system, training and technical support. Revenue is recognized as each element is earned based on the selling price of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company’s system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, pervasive evidence of an arrangement exists, sales price is fixed and determinable, collectibility is reasonably assured and contractual obligations have been satisfied. Training and technical support revenue are generally recognized at time of performance.

The Company also enters into post-contract maintenance and support agreements. Revenue is recognized over the service period and the cost of providing these services is expensed as incurred.

The Company also derives revenue under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, the system sale is recognized upon delivery of the system, provided all other revenue recognition criteria are met as described above. Upon the recognition of revenue, an asset is established for the “investment in sales-type leases.” Maintenance revenue and interest income are recognized monthly over the lease term.

[10]	Deferred contract costs:

During 2002, the Company entered into a contract with a customer pursuant to which the Company’s system was implemented on a portion of the customer’s fleet of vehicles. The Company is entitled to issue sixty monthly invoices of up to $40,000 per month, each of which is contingent upon certain conditions being met. Costs directly attributable to this contract, consisting principally of engineering and manufacturing costs, were deferred until implementation of the system was completed. The deferred costs will be charged to cost of revenue in accordance with the cost recovery method, pursuant to which the deferred contract costs will be reduced in each period by an amount equal to the revenue recognized until all of the deferred costs are written off at which time the Company will recognize a gross profit, if any.

I.D. SYSTEMS, INC.

Notes to Financial Statements
December 31, 2003, 2004 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10]	Deferred contract costs: (continued)

As of December 31, 2004 and 2005, the Company deferred $876,000 and $933,000, respectively, of such contract costs and amortized $400,000 and $480,000 of such costs for the years ended December 31, 2004 and 2005, respectively. The implementation of the system is substantially completed and additional contract costs are not anticipated to be significant.

The Company will continue to evaluate the realizability of the carrying amount of the deferred contract costs.

[11]	Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. The Company did not make any contributions to the plan during the years ended December 31, 2004 and 2005.

[12]	Rent expense:

Expense related to the Company’s facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amounts required to be paid in accordance with the lease term is recorded as deferred rent and is amortized over the lease term.

[13]	Stock-based compensation:

The Company accounts for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all awards.

	Year Ended December 31,

	2003	2004	2005

Reported net income (loss)	$(1,199,000)	$398,000	$851,000
Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(862,000)	(1,187,000)	(1,612,000)

Pro forma net loss	$(2,061,000)	$(789,000)	$(761,000)

Net income (loss) per share basic:
As reported	$(0.17)	$0.05	$0.11

Pro forma	$(0.30)	$(0.11)	$(0.10)

Net income (loss) per share diluted:
As reported	$(0.17)	$0.05	$0.09

Pro forma	$(0.30)	$(0.11)	$(0.10)

I.D. SYSTEMS, INC.

Notes to Financial Statements
December 31, 2003, 2004 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[13]	Stock-based compensation: (continued)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	Year Ended December 31,

	2003	2004	2005

Volatility	44%	52%	51%
Expected life of options	5 years	5 years	5 years
Risk free interest rate	3%	3%	4%
Dividend yield	0%	0%	0%

The weighted average fair value of options granted during the years ended December 31, 2003, 2004 and 2005 were $2.20, $3.74 and $7.02, respectively.

[14]	Income taxes:

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

[15]	Net income (loss) per share:

	Year Ended December 31,

	2003	2004	2005

Basic earnings (loss) per share:
Net income (loss)	$(1,199,000)	$398,000	$851,000

Weighted average shares outstanding	6,905,000	7,455,000	7,771,000

Basic earnings (loss) per share	$(0.17)	$0.05	$0.11

Diluted earnings (loss) per share:
Net income (loss)	$(1,199,000)	$398,000	$851,000

Weighted average shares outstanding	6,905,000	7,455,000	7,771,000
Dilutive effect of stock options	—	1,328,000	1,561,000

Weighted average shares outstanding, diluted	6,905,000	8,783,000	9,332,000

Diluted earnings (loss) per share	$(0.17)	$0.05	$0.09

Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. For the year ended December 31, 2003, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options and warrants of 2,436,000, would have been anti-dilutive. Options to purchase 69,000 and 136,000 shares of common stock were outstanding during the years ended December 31, 2004 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

I.D. SYSTEMS, INC.

Notes to Financial Statements
December 31, 2003, 2004 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[16]	Financial instruments:

The carrying amounts of cash equivalents, accounts receivable, investments and other liabilities approximate their fair values due to the short period to maturity of these instruments. The carrying amounts of investment in sales-type leases and “installment receivable - noncurrent portion” approximate their fair value due to the market rate of interest charged to customers.

[17]	Advertising and Marketing Expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2003, 2004 and 2005 amounted to $49,000, $99,000 and $143,000 respectively.

[18]	Reclassifications:

Certain prior year amounts have been reclassified to conform with the current year presentation.

[19]	Recently Issued Accounting Pronouncements:

SFAS123(R)

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which replaces SFAS 123 and supersedes APB Opinion No. 25. Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly will be adopted by the company in the first quarter of calendar year 2006. SFAS 123(R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. As of December 31, 2005 there was $4,899,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plans. The cost is expected to be recognized over the six-year weighted-average remaining contractual life. The total fair value of shares vested during the years ended December 31, 2003, 2004 and 2005 was $677,000, $740,000 and $807,000, respectively.

SFAS151

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition. SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 shall be effective for the Company beginning on September 1, 2005. The Company believes that the adoption of SFAS 151 will not have a material effect on its financial statements.

SFAS153

SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective beginning on October 1, 2006 and is not expected to have a significant impact on the Company's financial statements.

I.D. SYSTEMS, INC.

Notes to Financial Statements
December 31, 2003, 2004 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[18]	Recently Issued Accounting Pronouncements: (continued)

SFAS 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that the adoption of this Statement in 2006 will have a material impact on the Company’s financial position or results of operation.

NOTE C - INVESTMENTS AVAILABLE FOR SALE

Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale along with the Company’s investments in certificate of deposits and mutual funds. Securities that are classified as available for sale are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.

The estimated fair value of debt, certificates of deposit and mutual funds are as follows as of December 31, 2005:

Estimated
Fair
Value

State bonds	$4,350,000
Mutual funds	745,000
Certificates of deposit	368,000

$5,463,000

The schedule of maturities of state bonds and certificates of deposit are as follows as of December 31, 2005:

Fair
Value

Due in:
Less than one year	$368,000
20 - 30 years	1,400,000
30 - 40 years	2,950,000

$4,718,000

The interest rate on the state bonds is reset on a monthly basis. The unrealized gains and losses on investments available for sale was de minimis during the year ended December 31, 2005.

I.D. SYSTEMS, INC.

Notes to Financial Statements
December 31, 2003, 2004 and 2005

NOTE D - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and as of December 31, 2004 and 2005, are summarized as follows:

	As of December 31,

	2004	2005

Equipment	$451,000	$648,000
Computer software	277,000	453,000
Computer hardware	335,000	383,000
Furniture and fixtures	237,000	206,000
Leasehold improvements	447,000	447,000

	1,747,000	2,137,000
Accumulated depreciation and amortization	(738,000)	(978,000)

	$1,009,000	$1,159,000

NOTE E - OFFICER LOAN

In June 2002, the Company loaned $56,000 to an officer. The loan is payable together with interest of 4% in semi-monthly installments of $500 through August 2007. As of December 31, 2004 and 2005, $30,000 and $19,000 is due to the Company, respectively, $11,000 of which is due in 2006. The loan is fully payable upon demand and is due if the employee is terminated from the Company for any reason. This loan was made prior to the enactment of the Sarbanes-Oxley Act of 2002. The Company is prohibited from making any loans to officers in the future.

NOTE F - LINE OF CREDIT

The Company has a working capital line of credit, with maximum borrowings of $500,000, which expires on May 4, 2006. Interest at the 30-day LIBOR Market Index Rate plus 1.75% is payable monthly. As of December 31, 2003, the Company owed $137,000 under this line of credit all of which was repaid during the year ended December 31, 2004. As of December 31, 2005, the Company did not owe anything under this line of credit.

NOTE G - LONG-TERM DEBT

In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan’s floating interest expense, the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term. The loan is collateralized by all the assets of the Company and contains a liquidity covenant that was permanently waived as of January 25, 2006. The loan also provides certain restrictive covenants such as a limitation on additional borrowings, the inability to assume or create other encumbrances on the Company's assets and the inability to guarantee obligations of any other person or persons in excess of a specified amount. The fair value of the interest rate swap is not material to the financial statements or results of operations.

I.D. SYSTEMS, INC.

Notes to Financial Statements
December 31, 2003, 2004 and 2005

NOTE G - LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows:

Year Ending
December 31,

2006	$209,000
2007	221,000
2008	19,000

$449,000

NOTE H - STOCKHOLDERS’ EQUITY

[1]	Preferred stock:

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock. The Company’s Board of Directors has the authority to issue shares of preferred stock and to determine the price and terms of those shares.

[2]	Stock options:

The Company has adopted the 1995 Stock Option Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company also has adopted the 1999 Stock Option Plan and the 1999 Director Option Plan, pursuant to which the Company may grant options to purchase up to 2,813,000 and 300,000 shares of common stock, respectively. The Plans are administered by the Board of Directors, which has the authority to determine the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

A summary of the status of the Company’s stock option plans as of December 31, 2003, 2004 and 2005 and changes during the years ended on those dates, is presented below:

	2003		2004		2005

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,200,000	$3.53	2,129,000	$3.74	2,291,000	$5.04
Granted	485,000	4.81	713,000	7.85	677,000	13.10
Exercised	(298,000)	2.57	(444,000)	2.63	(161,000)	4.61
Forfeited	(258,000)	5.35	(107,000)	7.96	(77,000)	9.30

Outstanding at end of year	2,129,000	$3.74	2,291,000	$5.04	2,730,000	$6.94

Exercisable at end of year	1,258,000	$2.89	1,100,000	$3.61	1,424,000	$4.87

I.D. SYSTEMS, INC.

Notes to Financial Statements
December 31, 2003, 2004 and 2005

NOTE H - STOCKHOLDERS’ EQUITY (CONTINUED)

[2]	Stock options: (continued)

The following table summarizes information about stock options as of December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Outstanding	Price

$0.80	133,000	2 years	$0.80	133,000	$0.80
1.20	652,000	4 years	1.20	652,000	1.20
2.31 - 3.81	203,000	7 years	2.89	59,000	2.97
4.07 - 6.70	787,000	8 years	4.76	229,000	5.06
7.38 - 10.25	354,000	7 years	7.71	185,000	7.65

	2,129,000	6 years	3.74	1,258,000	2.89

The following table summarizes information about stock options as of December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Outstanding	Price

1.20	542,000	3 years	$1.20	542,000	$1.20
2.31 - 3.81	151,000	6 years	2.93	80,000	3.02
4.07 - 7.05	1,198,000	8 years	5.71	258,000	5.32
7.56 - 18.90	400,000	6 years	9.02	220,000	7.77

	2,291,000	5 years	5.04	1,100,000	3.61

The following table summarizes information about stock options as of December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Outstanding	Price

1.20	525,000	2 years	$1.20	525,000	$1.20
2.31 - 3.81	103,000	5 years	2.86	80,000	2.97
4.07 - 7.05	1,070,000	7 years	5.70	410,000	5.49
7.56 - 20.37	1,032,000	8 years	11.56	409,000	9.32

	2,730,000	6 years	6.94	1,424,000	4.87

I.D. SYSTEMS, INC.

Notes to Financial Statements
December 31, 2003, 2004 and 2005

NOTE H - STOCKHOLDERS’ EQUITY (CONTINUED)

[3]	Warrants:

In connection with the Company’s initial public offering in June 1999, warrants to purchase 200,000 shares of common stock were issued to the underwriter for nominal consideration. The warrants were exercisable for a period of four years, commencing in June 2000, at a price of $11.55 per share. The warrants were exercised during 2004 on a cashless basis in accordance with their original terms. In connection with the exercise the Company issued 42,000 shares.

In connection with the Company’s private placement in January 2002, warrants to purchase 107,000 shares of common stock were issued to the placement agent and a finder. The warrants were exercisable for a period of five years, commencing in January 2002 at a price of $9.58 per share. The warrants were exercised during 2004. In connection with the exercise, the Company received proceeds of $1,025,000.

NOTE I - INCOME TAXES

The Company has a deferred tax asset of approximately $6,313,000 and $6,442,000 as of December 31, 2004 and 2005, respectively, primarily relating to net operating loss carryforwards. The Company has a net operating loss carryforward of approximately $16,304,000 for federal income tax purposes, substantially all of which expires from 2020 through 2025, and certain state and local net operating loss carryforwards. There were no significant timing differences between financial and tax reporting. The increase in the deferred tax asset is primarily attributed to the tax compensation charge for stock options of approximately 1,327,000 for the year ended December 31, 2005.

$4,775,000 and $6,102,000 of the net operating loss carryforwards as of December 31, 2004 and 2005, respectively, relates to stock options for which there were no compensation charges for financial reporting. Accordingly, any future benefit would be credited to additional paid-in capital. Future stock issuances may subject the Company to annual limitations on the utilization of its net operating loss carryforwards. The Company has provided a valuation allowance, which increased during 2003, 2004 and 2005 by $789,000, $1,045,000 and $129,000, respectively, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

	Year Ended December 31,

	2003	2004	2005

Income tax benefit at the federal statutory rate	$(408,000)	$135,000	$289,000
State and local income taxes, net of effect on federal taxes	(59,000)	(129,000)	(20,000)
Increase in valuation allowance	789,000	1,045,000	129,000
Stock options	(302,000)	(1,031,000)	(451,000)
Other	(20,000)	(20,000)	53,000

	$—	$—	$—

I.D. SYSTEMS, INC.

Notes to Financial Statements
December 31, 2003, 2004 and 2005

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]	Operating leases:

The Company is obligated under operating leases for its facility, which it occupied in March 2000. The Company’s operating leases provide for minimum annual rental payments as follows:

Year Ending
December 31,

2006	$418,000
2007	418,000
2008	418,000
2009	418,000
2010	104,000

$1,776,000

The office lease, which expires in 2010, also provides for escalations relating to increases in real estate taxes and certain operating expenses. Expenses relating to operating leases aggregated approximately $499,000, $409,000 and $398,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

During 2003, the Company entered into an agreement to sublease a portion of its space through the end of the lease. The sublease provides for monthly payments of approximately $12,000 and also provides for escalations relating to increases in real estate taxes and certain operating expenses. Other income of $54,000, $147,000 and $151,000 for the years ended December 31, 2003, 2004 and 2005, respectively reflects rent received by the Company under the sublease.

[2]	Concentration of customers:

Two customers accounted for 45% and 18%, respectively, of the Company’s revenue during the year ended December 31, 2005. One of these customers accounted for 71% of the Company’s accounts receivable and unbilled receivables as of December 31, 2005.

Three customers accounted for 49%, 15%, and 12%, respectively, of the Company’s revenue during the year ended December 31, 2004. Two of those customers accounted for 31% and 21% of the Company’s account and unbilled receivables as of December 31, 2004.

One customer, accounted for 58% of the Company’s revenue during the year ended December 31, 2003 and 54% of the Company’s accounts receivable as of December 31, 2003.

[3]	Concentration of vendor:

One vendor accounted for 47% of the Company’s purchases which constituted 68% of the cost of revenue during the year ended December 31, 2005. The same vendor accounted for 51% of the Company’s accounts payable as of December 31, 2005.

[4]	Officers Bonus:

The Board has awarded a discretionary bonus of approximately $295,000 to certain officers for the year ended December 31, 2005. The bonus is based on certain operating criteria, and is in addition to their base salary.

I.D. SYSTEMS, INC.

Notes to Financial Statements
December 31, 2003, 2004 and 2005

NOTE K - PROPOSED OFFERING

On January 18, 2006, the Company signed a letter of intent with an underwriter to sell up to 2,500,000 shares of common stock on a firm commitment basis. There is no assurance that such offering will be consummated. In connection therewith, the Company anticipates incurring substantial costs, which, if the offering is not consummated, will be charged to expense. The letter of intent was approved by the Board of Directors of the Company in January 2006.

NOTE L - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial data for each quarter of the years ended 2005 and 2004. We believe the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$3,033,000	$4,198,000	$5,742,000	$6,031,000
Gross profit	1,527,000	2,117,000	2,588,000	3,064,000
Selling, general and administrative expense	1,853,000	1,451,000	1,624,000	2,212,000
Research and development expense	395,000	342,000	398,000	490,000
Other income and expense	86,000	88,000	75,000	71,000

Net income (loss)	$(635,000)	$412,000	$641,000	$433,000

Income (loss) per share - basic	$(0.08)	$0.05	$0.08	$0.06

Income (loss) per share - diluted	$(0.08)	$0.05	$0.07	$0.05

	Year Ended December 31, 2004

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$2,705,000	$3,764,000	$3,289,000	$3,983,000
Gross profit	1,450,000	1,897,000	1,822,000	2,063,000
Selling, general and administrative expense	1,273,000	1,434,000	1,470,000	1,702,000
Research and development expense	155,000	283,000	372,000	424,000
Other income and expense	73,000	62,000	65,000	79,000

Net income	$95,000	$242,000	$45,000	$16,000

Income per share - basic	$0.01	$0.03	$0.01	$0.00

Income per share - diluted	$0.01	$0.03	$0.01	$0.00

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.     Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          During the fourth quarter of our fiscal year ended December 31, 2005, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) related to the recording, processing, summarization, and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

          Based on their evaluation as of December 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

          Eisner LLP, the independent registered accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005, is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of I.D. Systems, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that I.D. Systems, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that I.D. Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of I.D. Systems, Inc. as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 7, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Eisner LLP New York, New York February 7, 2006

          Changes in Internal Control Over Financial Reporting

          There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

          None.

PART III.

Item 10.     Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

          Executive Officers and Directors

          Set forth below are the names, ages and titles of our executive officers and directors as of January 31, 2006.

Name	Age	Title
Jeffrey M. Jagid	36	Chairman of the Board and Chief Executive Officer
Kenneth S. Ehrman	36	President, Chief Operating Officer and Director
Ned Mavrommatis	35	Chief Financial Officer, Treasurer and Corporate Secretary
Frederick F. Muntz	52	Executive Vice President of Sales, Marketing and Customer Satisfaction
Michael L. Ehrman	33	Executive Vice President of Engineering
Lawrence Burstein(1)(2)(3)	63	Director
Michael Monaco (1)(2)(3)	58	Director
Beatrice Yormark (1)(2)(3)	61	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Nominating Committee

          Our executive officers are appointed at the discretion of the Board of Directors with no fixed term. The only familial relationships between or among any of our executive officers or directors are as follows: (i) Mr. Kenneth S. Ehrman and Mr. Michael L. Ehrman are brothers; and (ii) Ms. Yormark is Mr. Jagid’s aunt.

          The biographies of each of our executive officers and directors are set forth below.

          Jeffrey M. Jagid has been our Chairman of the Board since June 2001 and our Chief Executive Officer since June 2000. Prior thereto, he served as our Chief Operating Officer. Since he joined us in 1995, Mr. Jagid also has served as a director as well as our General Counsel. Mr. Jagid received a Bachelor of Business Administration from Emory University in 1991 and a Juris Doctor degree from the Benjamin N. Cardozo School of Law in 1994. Prior to joining us, Mr. Jagid was a corporate litigation associate at the law firm of Tannenbaum Helpern Syracuse & Hirschtritt LLP in New York City. He is a member of the Bar of the States of New York and New Jersey. Mr. Jagid is also a director of Coining Technologies, Inc. Mr. Jagid is the nephew of Beatrice Yormark, one of our directors.

          Kenneth S. Ehrman is one of our founders and has been our Chief Operating Officer since June 2000. Mr. Ehrman also has served as a director as well as our President since our inception in 1993. He graduated from Stanford University in 1991 with a Bachelor of Science in Industrial Engineering. Upon his graduation, and until our inception, Mr. Ehrman worked as a production manager with Echelon Corporation. Mr. Ehrman is the brother of Michael L. Ehrman, our Executive Vice President of Engineering.

          Ned Mavrommatis has served as our Chief Financial Officer since joining us in August 1999, as our Treasurer since June 2001 and as our Corporate Secretary since November 2003. Prior to joining us, he was a Senior Manager at the accounting firm of Eisner LLP. Mr. Mavrommatis received a Master of Business Administration in finance from New York University’s Leonard Stern School of Business and a Bachelor of Business Administration in accounting from Bernard M. Baruch College, The City University of New York. Mr. Mavrommatis is also a Certified Public Accountant.

          Frederick F. Muntz has served as our Executive Vice President of Sales, Marketing and Customer Satisfaction since joining us in January 2003. Prior to joining us, he was Vice President of the Americas for InVision Technologies. Mr. Muntz managed the introduction of explosives detection systems in Canada, South America, and to the U.S. Federal Aviation Administration and the U.S. Department of Homeland Security. Mr. Muntz has a successful, 25-year track record of introducing and growing new technology products in a wide variety of markets. In medical markets, Mr. Muntz was responsible for the commercialization of magnetic resonance imaging with Technicare, a subsidiary of Johnson & Johnson. Mr. Muntz received a Bachelor of Arts degree in Government and Law from Lafayette College.

          Michael L. Ehrman has served as our Executive Vice President of Engineering since August 1999. Prior to that, he served as our Executive Vice President of Software Development since joining us in 1995. Mr. Ehrman graduated from Stanford University in 1994 with a Master of Science in Engineering - Economics Systems as well as a Bachelor of Science in Computer Systems Engineering. Upon his graduation in 1994, Mr. Ehrman was employed as a consultant for Andersen Consulting in New York. Mr. Ehrman is the brother of Kenneth S. Ehrman, our Chief Operating Officer.

          Lawrence Burstein has served as a director since June 1999. Since March 1996, Mr. Burstein has served as President and a director of Unity Venture Capital Associates, Ltd., a private investment company. From January 1982 to March 1996, Mr. Burstein was Chairman of the Board and a principal stockholder of Trinity Capital Corporation, a private investment company. Mr. Burstein is also a director of THQ, Inc., CAS Medical Systems, Inc., Traffix, Inc. and Chairman of the Board and director of American Telecom Services, Inc. Mr. Burstein received a Bachelor of Arts in Economics from the University of Wisconsin and received his law degree from Columbia Law School.

          Michael Monaco has served as a director since June 2001. Mr. Monaco is a Senior Managing Director at Conway DelGenio Gries & Co., LLC, a New York based firm specializing in restructurings, mergers and acquisitions and crisis and turnaround management. He served as Chairman and Chief Executive Officer of Accelerator, LLC, a provider of outsourced services from 2000 to 2001. He served as Vice Chairman of Cendant Corporation from 1996 to 2000 and as Chief Executive Officer of the Direct Marketing Division of Cendant from 1998 to 2000. Mr. Monaco served as the Executive Vice President and Chief Financial Officer of the American Express Company from 1990 to 1996. Mr. Monaco is a Director of Washington Group International, Inc. Mr. Monaco received a Bachelor of Science degree in Accounting from Villanova University and a Master of Business Administration degree from Fairleigh Dickinson University. Mr. Monaco is also a Certified Public Accountant.

          Beatrice Yormark has served as a director since June 2001. Ms. Yormark is the President and Chief Operating Officer of Echelon Corporation. Ms. Yormark has been with Echelon since 1990. Prior to becoming the President and Chief Operating Officer in September 2001, she held the position of Vice President of Worldwide Marketing and Sales. Before joining Echelon, she was the Chief Operating Officer of Connect, Inc., an online information services company. Before joining Connect, Ms. Yormark held a variety of positions, including executive director of systems engineering for Telaction Corporation, director in the role of partner at Coopers & Lybrand, vice president of sales at INTERACTIVE Systems

Corporation, and various staff positions at the Rand Corporation. Ms. Yormark received a Masters of Science in Computer Science from Purdue University in 1968, after which she spent one year teaching computer science at Purdue. In addition to her graduate degree, Ms. Yormark has a Bachelor of Science in Mathematics from City College of New York. Ms. Yormark is the aunt of Mr. Jeffrey M. Jagid, our Chairman and Chief Executive Officer.

Committees of the Board of Directors

          The standing committees of our board of directors include an audit committee, a compensation committee and a nominating committee.

          Audit Committee

          The audit committee is composed of Messrs. Burstein and Monaco and Ms. Yormark, each of whom is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules and under Rule 10A-3 of the Exchange Act.

          Our board of directors has determined that it has at least one audit committee financial expert serving on its audit committee. Mr. Monaco serves as the audit committee financial expert. Our board of directors has adopted a written charter for the audit committee, which is publicly available on our website at www.id-systems.com. The audit committee’s charter sets forth the responsibilities, authority and specific duties of the audit committee and is reviewed and reassessed annually. The charter specifies, among other things, the structure and membership requirements of the audit committee, as well as the relationship of the audit committee to our independent auditors and management.

          In accordance with its written charter, the audit committee assists our board of directors in monitoring (1) the integrity of our financial reporting process including its internal controls regarding financial reporting, (2) our compliance with legal and regulatory requirements and (3) the independence and performance of our internal and external auditors, and serves as an avenue of communication among the independent auditors, management and the board of directors.

          Compensation Committee

          The compensation committee is composed of Messrs. Burstein and Monaco and Ms. Yormark, each of whom is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules. The compensation committee sets executives’ annual compensation and long-term incentives, reviews management’s performance, development and compensation, determines option grants and administers our incentive plans.

          Nominating Committee

          The nominating committee is composed of Messrs. Burstein and Monaco and Ms. Yormark, each of whom is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules.

          The board of directors has adopted a written charter for the nominating committee, which is publicly available on our website at www.id-systems.com. The nominating committee’s charter authorizes the committee to develop certain procedures and guidelines addressing certain nominating matters, such as procedures for considering nominations made by stockholders, minimum qualifications for nominees and identification and evaluation of candidates for the board of directors, and the nominating committee has adopted procedures addressing the foregoing.

Compliance with Section 16(a) of the Exchange Act

          Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file statements on Form 3, Form 4 and Form 5 of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by the regulation to furnish us with copies of all Section 16(a) reports that they file.

          Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to us, all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to the fiscal year ended December 31, 2005.

Code of Ethics

          We have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller and other persons who perform similar functions. A copy of our code of ethics can be found on our website at www.id-systems.com. Our code of ethics is intended to be a codification of the business and ethical principles that guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Item 11.     Executive Compensation

          The following table sets forth the compensation paid or accrued, for the fiscal years ended December 31, 2005, 2004 and 2003, for our Chief Executive Officer and the four next most highly compensated executive officers, which we refer to collectively as our named executive officers, who were employed by us on December 31, 2005.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation

Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options/SARs (#(1)

Jeffrey M. Jagid	2005	$226,500	$67,950	60,000
Chief Executive Officer	2004	226,500	215,175	80,000
and General Counsel	2003	215,625	53,668	—

Kenneth S. Ehrman	2005	$200,000	$60,000	51,000
President and Chief Operating Officer	2004	200,000	190,000	70,000
	2003	192,500	42,350	—

Ned Mavrommatis	2005	$181,000	$54,300	49,000
Chief Financial Officer,	2004	181,000	171,950	55,000
Treasurer and Corporate Secretary	2003	172,500	43,125	—

Michael L. Ehrman	2005	$175,000	$52,500	57,000
Executive Vice President	2004	175,000	166,250	55,000
	2003	165,000	48,675	—

Frederick F. Muntz	2005	$200,000	$60,000	30,000
Executive Vice President	2004	175,000	166,250	—
	2003	160,416	53,890	300,000

(1)	Represents shares issuable pursuant to stock options granted under our stock option plans. These options vest 20% per year commencing on the first anniversary of the date of grant.

Option Grants

          The following table sets forth for the year ended December 31, 2005, those named executive officers who received options to purchase our common stock:

	% of Total # of Securities Underlying Options (1)	% of Total Options Granted to Employees in 2005	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)

Name					5%	10%

Jeffrey Jagid	60,000	9.7%	$11.35	3/3/2015	$428,277	$1,085,339
Kenneth Ehrman	51,000	8.3	11.35	3/3/2015	364,036	922,538
Ned Mavrommatis	49,000	7.9	11.35	3/3/2015	349,760	886,360
Michael L. Ehrman	57,000	9.2	11.35	3/3/2015	406,863	1,031,072
Frederick Muntz	30,000	4.9	11.35	3/3/2015	214,139	542,669

(1)	These options vest 20% per year commencing on the first anniversary of the date of grant.

(2)

The SEC requires disclosure of the potential realizable value or present value of each grant. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent our estimate or projection of our future common stock prices. The disclosure assumes the options will be held for the full ten-year term prior to exercise. Such options may be exercised prior to the end of such ten-year term. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

Option Exercises and Fiscal Year End Option Values

          The following table sets forth for the year ended December 31, 2005, the named executive officer who exercised options to purchase our common stock and the fiscal year end value of unexercised options:

			Number of Securities Underlying Options at Fiscal Year End		Value of Unexercised In-The- Money Options at Fiscal Year End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Ned Mavrommatis	30,000	$403,000	63,000	104,000	$1,097,000	$1,569,000

(1)	Based on $23.85 per share, the closing price of our common stock on December 30, 2005.

Compensation Committee Interlocks and Insider Participation

          None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as members of our Board of Directors or our compensation committee.

Directors’ Compensation

          We reimburse our directors for reasonable travel expenses incurred in connection with their activities on our behalf. Non-employee directors also receive $2,500 per board meeting, $250 per telephonic board meeting, $5,000 per year for serving on the audit committee and $1,000 per year for serving on the compensation committee.

          Non-employee directors are entitled to participate in our 1999 Director Option Plan. A total of 600,000 shares of our common stock have been reserved for issuance under such plan. The plan provides for the automatic grant of option to purchase 15,000 shares to each non-employee director at the time he or she is first elected to the board of directors and an automatic grant of an option to purchase 5,000 shares on the first day of each fiscal quarter, if on such date he or she has served on the board for at least six months. Each option grant under the plan has a term of 10 years and vests on a cumulative monthly basis over a four-year period. The exercise price of all options equals the fair market value of our common stock on the date of grant. During the fiscal year ended December 31, 2005, each of our non-employee directors received options to purchase 5,000 shares of common stock on each of January 3, 2005, April 1, 2005, July 1, 2005 and October 3, 2005 at a per share exercise price of $16.87, $11.06, $15.55 and $19.80, respectively.

          Employee directors are entitled to participate in our 1999 Stock Option Plan. A total of 2,812,500 shares have been reserved for issuance under the plan. The plan provides for grants of incentive stock options and non-qualified stock options. Options can be granted under the plan on terms and at prices as determined by our board of directors, or the compensation committee, except that the exercise price of incentive options will not be less than the fair market value of our common stock on the date of grant. In the case of an incentive stock option granted to an employee who owns more than 10% of the total combined voting power of all classes of our stock, the per share exercise price will not be less than 110% of the fair market value on the date of grant. The aggregate fair market value, determined on the date of grant, of the shares covered by incentive stock options granted under the plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Security Ownership of Certain Beneficial Owners

          The following table sets forth information regarding ownership of shares of our common stock, as of January 31, 2006:

•	by each person known by us to be the beneficial owner of 5% or more of our common stock;

•	by each of our directors and executive officers; and

•	by all of our directors and executive officers as a group.

          Except as otherwise indicated, each person and each group shown in the table below has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, as amended, a person is deemed to be the beneficial owner of any shares of common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this Annual Report on Form 10-K, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership as of January 31, 2006 were based on 7,870,523 shares outstanding.

	Shares Beneficially Owned

Officers and Directors(1)	Number	%

Jeffrey M. Jagid(2)	606,875	7.4
Kenneth S. Ehrman(3)	659,513	8.2
Michael L. Ehrman(4)	459,050	5.6
Ned Mavrommatis(5)	83,800	1.1
Frederick F. Muntz(6)	218,900	2.7
Lawrence Burstein(7)	60,724	*
Michael Monaco(8)	59,336	*
Beatrice Yormark(9)	62,224	*
Oberweis Asset Management, Inc.(10)	588,906	7.5
CQ Capital, LLC and E. Turner Baur(11)	415,726	5.3
All Directors and Executive Officers as a group (8 persons)(12)	2,210,422	24.1

*	Less than one percent

(1)	Unless otherwise indicated, the address for each named individual or group is c/o I.D. Systems, Inc., One University Plaza, 6th Floor, Hackensack, NJ 07601.

(2)	Includes 361,625 shares of common stock issuable upon exercise of options exercisable within 60 days of January 31, 2006.

(3)	Includes 217,950 shares of common stock issuable upon exercise of options exercisable within 60 days of January 31, 2006.

(4)	Includes 347,025 shares of common stock issuable upon exercise of options exercisable within 60 days of January 31, 2006.

(5)	Includes 83,800 shares of common stock issuable upon exercise of options exercisable within 60 days of January 31, 2006.

(6)

Includes 9,000 shares held in a trust for Mr. Muntz’s nieces and nephews of which Mr. Muntz is the trustee. Also includes 6,000 shares held in custodial accounts for his children and 2,000 shares owned of record by his wife. Mr. Muntz currently exercises all voting and dispositive power with regard to such shares. Includes 126,000 shares of common stock issuable upon exercise of options exercisable within 60 days of January 31, 2006.

(7)	Includes 57,224 shares of common stock issuable upon exercise of options exercisable within 60 days of January 31, 2006.

(8)	Includes 59,336 shares of common stock issuable upon exercise of options exercisable within 60 days of January 31, 2006.

(9)	Includes 59,932 shares of common stock issuable upon exercise of options exercisable within 60 days of January 31, 2006.

(10)

Includes shares beneficially owned by The Oberweis Funds on December 31, 2005 with respect to which The Oberweis Funds has delegated to Oberweis Asset Management, Inc., its investment adviser, voting power and dispositive power. James D. Oberweis and James W. Oberweis are principal stockholders of Oberweis Asset Management, Inc. The address of the business office of each of the reporting persons is 3333 Warrenville Road, Suite 500, Lisle, Illinois 60532. The foregoing information is derived from a Schedule 13G filed on behalf of Oberweis Asset Management, Inc., James D. Oberweis and James W. Oberweis on February 14, 2006.

(11)

Includes (i) 339,442 shares held by CQ Capital, LLC and beneficially owned by E. Turner Baur on December 31, 2005 and (ii) 76,284 shares held and beneficially owned by E. Turner Baur, managing member of CQ Capital, LLC, on December 31, 2005. The address of the business office of each of the reporting persons is 65 Locust Avenue, Second Floor, New Canaan, Connecticut 06840. The foregoing information is derived from a Schedule 13G/A filed on behalf of CQ Capital, LLC and E. Turner Baur on February 9, 2006.

(12)	Includes 1,312,892 shares of common stock issuable upon exercise of options exercisable within 60 days of January 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information about our common stock that may be issued upon the exercise of options under our 1995 Employee Stock Option Plan, 1999 Stock Option Plan and 1999 Director Option Plan as of December 31, 2005. These plans were our only equity compensation plans in existence as of December 31, 2005. No warrants or rights may be granted, or are outstanding, under the 1999 Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected under column (a)) (c)

Equity compensation plans approved by security holders	2,730,000	$6.94	764,000

Equity compensation plans not approved by security holders	—	—	—

Total	2,730,000	$6.94	764,000

Item 13.	Certain Relationships and Related Transactions

          None

Item 14.	Principal Accountant Fees and Services

          Audit Fees

          The aggregate fees billed by Eisner LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2005 and 2004, and for the review of our financial statements included in our Quarterly Reports on Form 10-Q and Form 10-QSB for the fiscal years ended December 31, 2005 and 2004 were $143,000 and $61,000, respectively.

          Audit-Related Fees

          Other than the fees described under the caption “Audit Fees” above, Eisner LLP did not bill any fees for services rendered to us during fiscal years ended December 31, 2005 and 2004 for assurance and related services in connection with the audit or review of our financial statements.

          Tax Fees

          There were no fees billed by Eisner LLP for professional services rendered for tax compliance, tax advice or tax planning during fiscal years ended December 31, 2005 and 2004.

          All Other Fees

          There were no fees billed by Eisner LLP for products or professional services rendered, other than services described under the caption “Audit Fees” above, during fiscal years ended December 31, 2005 and 2004.

          Audit Committee’s Pre-Approval Policies and Procedures

          Our Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit commences.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

          (a)          List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of I.D. Systems, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2004 and 2005

Statements of Operations for the Years Ended December 31, 2003, 2004 and 2005

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2003, 2004 and 2005

Statements of Cash Flows for the Years Ended December 31, 2003, 2004 and 2005

Notes to the Financial Statements

2.	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

                                 All other financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

Number	Description

3.1	Amended and Restated Certificate of Incorporation of I.D. Systems, Inc. (incorporated herein by reference to the I.D. Systems, Inc.’s Form SB-2 filed with the SEC on June 30, 1999).

3.2	Amended and Restated By-Laws of I.D. Systems, Inc. (incorporated herein by Reference to I.D. Systems, Inc.’s Form SB-2 filed with the SEC on June 30, 1999).

4.1	Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated herein by reference to I.D. Systems, Inc.’s Form SB-2 filed with the SEC on June 30, 1999).

10.1

Agreement between I.D. Systems, Inc. and the United States Postal Service: Offer and Award Standard dated August 22, 1997, as modified on May 12, 1998, September 8, 1998, and March 5, 1999 (incorporated herein by reference to I.D. Systems, Inc.’s Form SB-2 filed with the SEC on June 30, 1999).

Number	Description

10.2

Federal Supply Service Information Technology Schedule Award effective April 16, 1999 through April 15, 2004 (incorporated herein by reference to I.D. Systems, Inc.’s Form SB-2 filed with the SEC on June 30, 1999).

10.3	1995 Non-Qualified Stock Option Plan (incorporated herein by reference to I.D. Systems, Inc.’s Form SB-2 filed with the SEC on June 30, 1999).

10.4	1999 Stock Option Plan (incorporated herein by reference to I.D. Systems, Inc.’s Form SB-2 filed with the SEC on June 30, 1999).

10.5	1999 Director Option Plan (incorporated herein by reference to I.D. Systems, Inc.’s Form SB-2 filed with the SEC on June 30, 1999).

10.6

Office Lease dated November 4, 1999 between I.D. Systems, Inc. and Venture Hackensack Holding, Inc. (incorporated herein by reference to I.D. Systems, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed with the SEC on March 29, 2000).

23.1	Consent of Eisner LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)          Exhibits. The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated by reference.

          (c)          Financial Statement Schedules and Other Financial Statements.

                         Schedule II - Valuation and Qualifying Accounts

                         All other financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 22, 2006

I.D. SYSTEMS, INC.

By:	/s/ Jeffrey M. Jagid

Jeffrey M. Jagid Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ned Mavrommatis

Ned Mavrommatis Chief Financial Officer (Principal Financial Officer)

               Pursuant to the requirements of the Securities Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey M. Jagid

Jeffrey M. Jagid	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2006

/s/ Kenneth S. Ehrman

Kenneth S. Ehrman	President, Chief Operating Officer and Director	February 22, 2006

/s/ Ned Mavrommatis

Ned Mavrommatis	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2006

/s/ Lawrence Burstein

Lawrence Burstein	Director	February 22, 2006

/s/ Michael Monaco

Michael Monaco	Director	February 22, 2006

/s/ Beatrice Yormark

Beatrice Yormark	Director	February 22, 2006

I.D. SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning Period	Charged to to Costs and Expenses	Balance at End of Period

Year ended December 31, 2005
Inventory reserve	$200	$105	$305

Year ended December 31, 2004
Inventory reserve	$200	$—	$200

Year ended December 31, 2003
Inventory reserve	$200	$—	$200

Description	Balance at Beginning Period	Charged to to Costs and Expenses	Balance at End of Period

Year ended December 31, 2005
allowance for doubtful accounts	$8	$20	$28

Year ended December 31, 2004
allowance for doubtful accounts	$20	$(12)	$8

Year ended December 31, 2003
allowance for doubtful accounts	$—	$20	$20