Form 10-Q
period 2006-03-31
ID SYSTEMS INC
filed 2006-05-10
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ____________________

Commission File Number: 1-15087

I.D. SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3270799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One University Plaza, Hackensack, New Jersey	07601
(Address of principal executive offices)	(Zip Code)

(201) 996-9000
(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period) that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐	No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of the close of business on April 26, 2006 was 11,073,719.

INDEX

I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	Page

Condensed Balance Sheets as of December 31, 2005
– and March 31, 2006 (unaudited)	1

Condensed Statement of Operations (unaudited) –
for the three months ended March 31, 2005 and 2006	2

Condensed Statement of Cash Flows (unaudited) –
for the three months ended March 31, 2005 and 2006	3

Notes to Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1a. Risk Factors	13

Item 6. Exhibits	13

Signatures	14

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

I.D. Systems, Inc.
Condensed Balance Sheets
	December 31, 2005	March 31, 2006
		(Unaudited)
ASSETS
Cash and cash equivalents	$2,138,000	$46,720,000
Investments available for sale	5,463,000	24,266,000
Accounts receivable, net	6,068,000	6,477,000
Unbilled receivables	1,293,000	1,821,000
Inventory	2,952,000	3,852,000
Investment in sales type leases	34,000	24,000
Officer loan	11,000	12,000
Prepaid expenses and other current assets	140,000	128,000
Total current assets	18,099,000	83,300,000
Fixed assets, net	1,159,000	1,401,000
Investment in sales type leases	433,000	240,000
Officer loan	8,000	5,000
Deferred contract costs	53,000	--
Other assets	88,000	87,000

	$19,840,000	$85,033,000
LIABILITIES
Accounts payable and accrued expenses	$3,881,000	$4,081,000
Long term debt - current portion	209,000	212,000
Deferred revenue	155,000	373,000
Total current liabilities	4,245,000	4,666,000
Long term debt	240,000	186,000
Deferred revenue	90,000	66,000
Deferred rent	99,000	94,000
Total liabilities	4,674,000	5,012,000

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued	--	--
Common stock; authorized 15,000,000 shares, $.01 par value; issued and outstanding 7,851,000 shares and 11,065,000 shares	79,000	111,000
Additional paid-in capital	25,735,000	90,433,000
Accumulated deficit	(10,535,000)	(10,410,000)
	15,279,000	80,134,000
Treasury stock; 40,000 shares at cost	(113,000)	(113,000)
Total stockholders’ equity	15,166,000	80,021,000
Total liabilities and stockholders’ equity	$19,840,000	$85,033,000

I.D. Systems, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2005	2006

Revenues	$3,033,000	$6,390,000
Cost of Revenues	1,506,000	3,203,000

Gross Profit	1,527,000	3,187,000
Selling, general and administrative expenses	1,853,000	2,748,000
Research and development expenses	395,000	493,000

Loss from operations	(721,000)	(54,000)
Interest income	62,000	150,000
Interest expense	(13,000)	(9,000)
Other income	37,000	38,000

Net income (loss)	$(635,000)	$125,000

Net income (loss) per share - basic and diluted	$(0.08)	$0.01

Weighted average common shares outstanding- basic	7,719,000	8,382,000

Weighted average common shares outstanding- diluted	7,719,000	10,227,000

I.D. Systems, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$(635,000)	$125,000
Adjustments to reconcile net income (loss) to cash used in operating activities:
Accrued interest income	(18,000)	4,000
Stock-based compensation expense	--	383,000
Depreciation and amortization	84,000	113,000
Deferred rent expense	4,000	(5,000)
Deferred revenue	(23,000)	194,000
Deferred contract costs	90,000	53,000
Changes in:
Accounts receivable	(2,177,000)	(408,000)
Unbilled receivables	402,000	(528,000)
Inventory	(582,000)	(900,000)
Prepaid expenses and other assets	144,000	13,000
Investment in sales type leases	9,000	203,000
Accounts payable and accrued expenses	(742,000)	200,000
Net cash used in operating activities	(3,444,000)	(553,000)

Cash flows from investing activities:
Purchase of fixed assets	(169,000)	(355,000)
Purchase of investments	(500,000)	(19,147,000)
Increase in interest receivable	(2,000)	--
Maturities of investments	225,000	340,000
Collection of officer loan	2,000	2,000

Net cash used in investing activities	(444,000)	(19,160,000)

Cash flows from financing activities:
Repayment of term loan	(49,000)	(51,000)
Proceeds from line of credit	500,000	--
Proceeds from exercise of stock options	70,000	321,000
Net proceeds from stock offering	--	64,025,000

Net cash provided by financing activities	521,000	64,295,000
Net increase (decrease) in cash and cash equivalents	(3,367,000)	44,582,000
Cash and cash equivalents - beginning of period	8,440,000	2,138,000
Cash and cash equivalents - end of period	$5,073,000	$46,720,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$13,000	$9,000

I.D. Systems, Inc.

Notes to Condensed Financial Statements
March 31, 2006

NOTE A - Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of March 31, 2006, the results of its operations for the three-month periods ended March 31, 2006 and 2005 and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K.

NOTE B - Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE C - Inventory

Inventory, which consists of components for the Company’s products and finished goods to be shipped to customers under existing orders, is stated at the lower of cost using the first-in first-out method or market. As of March 31, 2005 and 2006 the Company’s inventory consisted of components of approximately $764,000 and $604,000 and finished goods of approximately $2,188,000 and 3,248,000, respectively.

NOTE D -Unbilled Receivables

Under certain customer contracts the Company invoices progress billings once certain milestones are met. As the systems are delivered, and services are performed and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. The difference between revenue recognized for financial reporting purposes and amounts invoiced is recorded as unbilled receivables or deferred revenue. At March 31, 2006, unbilled receivables were $1,821,000 primarily relating to one customer.

NOTE E - Earnings Per Share of Common Stock

Earnings per share for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2005	2006
Basic earnings per share
Net income (loss)	$(635,000)	$125,000
Weighted average shares outstanding	7,719,000	8,382,000
Basic income (loss) per share	$(0.08)	$0.01
Diluted earnings per share
Net income (loss)	$(635,000)	$125,000
Weighted average shares outstanding	7,719,000	8,382,000
Dilutive effect of stock options	--	1,845,000
Weighted average shares outstanding, diluted	7,719,000	10,227,000
Diluted income (loss) per share	$(0.08)	$0.01

Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. For the three-month period ended March 31, 2005, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options of 2,759,000 would have been anti-dilutive. Options to purchase 15,000 shares of common stock were outstanding for the three months ended March 31, 2006, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period and, therefore, the effect would be anti-dilutive.

NOTE F - Revenue Recognition

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

NOTE G - Stock-based compensation plans

The Company has adopted the 1995 Stock Option Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company has also adopted the 1999 Stock Option Plan and the 1999 Director Option Plan, pursuant to which the Company may grant options to purchase up to 2,813,000 and 600,000 shares of common stock, respectively. The Plans are administered by the Board of Directors, which has the authority to determine the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adopting SFAS 123R, the Company accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation cost was recognized in the statement of operations for the three-month period ended March 31, 2005, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on date of grant. The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. As a result of adoption, stock based compensation expense amounted to $383,000, resulting in a corresponding decrease to income from operations and net income and a reduction of $0.05 $0.04 per share basic and diluted for the three months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior period.

Three Months Ended March 31, 2005
Reported net (loss)	$(635,000)
Stock-based employee compensation determined under the
fair value based method, net of related tax effects	(380,000)

Pro forma net loss	$(1,015,000)

(Loss) per share (basic and diluted):
As reported	$(0.08)
Pro forma	$(0.13)

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,730,000	$6.94
Granted	163,000	21.97
Exercised	(51,000)	6.43
Forfeited	(73,000)	8.38

Outstanding at end of period	2,769,000	$7.80	6 years	$47,635,000

Exercisable at end of period	1,552,000	$4.80	5 years	$31,350,000

As of March 31, 2006, there was $6,540,000 of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted average period of 5.37 years.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	2006	2005
Volatility	45%	52%
Expected life of options	5 years	5 years
Risk free interest rate	5%	3%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of the Company’s stock and the expected life of options is based on historical data with respect to employee exercise periods.

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $9.99 and $5.53, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $806,000 and $210,000, respectively.

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period.

NOTE H - Long Term Debt

In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan’s floating interest expense the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term. The loan is collateralized by all the assets of the Company and the Company is in compliance with the covenants under the term loan. The fair value of the interest rate swap is not material to the financial statements or results of operations.

Maturities of long term debt are as follows:

Period ending March 31,
2007 -	$212,000
2008 -	186,000
$398,000

NOTE I - Line of Credit

The Company’s working capital line of credit has maximum borrowings of $500,000, with interest at the 30 day LIBOR Market Index Rate plus 1.75%, payable monthly. At March 31 2006, the Company did not owe anything and was in compliance with the terms under this line of credit.

NOTE J - Sale of Common Stock

On March 15, 2006, the Company completed the sale of 2,750,000 shares of its common stock in a public offering. In connection therewith, the Company received net proceeds of approximately $55,591,000.

On March 28, 2006, the Company completed the sale of 412,500 shares of its common stock pursuant to the full exercise by the underwriters of their over-allotment option granted in connection with the Company's public offering of its common stock. In connection therewith, the Company received net proceeds of approximately $8,434,000.

NOTE K - Concentration of customers and vendor

One customer accounted for 82%, of the Company’s revenue during the three month period ended March 31, 2006. The same customer accounted for 80% of the Company’s accounts receivable and unbilled receivables as of March 31, 2006.

One vendor accounted for 59% of the Company’s purchases during the three month period ended March 31, 2006. The same vendor accounted for 44% of the Company’s accounts payable as of March 31, 2006.

NOTE L - Reclassifications:

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion And Analysis

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere herein.

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “predict”, “project”, and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products and other statements under “Risk Factors” set forth in our Form 10-K for the fiscal year ended December 31, 2005 and other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors. The Company undertakes no obligation to publicly release the results on any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company makes available through its internet website free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports and other filings made by us with the SEC, as soon as practicable after the Company electronically files such reports and filings with the SEC. The Company’s website address is www.id-systems.com. The information contained in this website is not incorporated by reference in this report.

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, accordingly, all amounts are approximations.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended March 31,
	2005	2006

Revenues	100.0%	100.0%
Cost of Revenues	49.6	50.1

Gross Profit	50.4	49.9
Selling, general and administrative expenses	61.1	43.0
Research and development expenses	13.0	7.7

Loss from operations	(23.7)	(0.8)
Net interest income	1.6	2.2
Other income	1.2	0.6

Net income (loss)	(20.9)%	2.0%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

REVENUES. Revenues increased by $3.4 million, or 110.7%, to $6.4 million in the three months ended March 31, 2006 from $3.0 million in the same period in 2005. The increase in revenues was attributable primarily to increased sales to the U.S. Postal Service.

COST OF REVENUES. Cost of revenues increased by $1.7 million, or 112.7%, to $3.2 million in the three months ended March 31, 2006 from $1.5 million in the same period in 2005. The increase in cost of revenue was attributable to the increase in revenue. As a percentage of revenues, cost of revenues was 50.1% in the three months ended March 31, 2006 compared to 49.6% in the same period in 2005. Gross profit was $3.2 million in 2006 compared to $1.5 million in 2005. As a percentage of revenues, gross profit decreased to 49.9% in 2006 from 50.4% in 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $895,000, or 48.3%, to $2.7 million in the three months ended March 31, 2006 compared to $1.9 million in the same period in 2005. This increase was attributable primarily to the adoption of SFAS No. 123(R) in which the Company expensed $383,000 of the value of stock based employee compensation, and due to the increase in payroll and related expenses as well as travel expenses due to the hiring of additional personnel to support our continued growth. As a percentage of revenues, however, selling, general and administrative expenses decreased to 43.0% in the three months ended March 31, 2006 from 61.1% in the same period in 2005 as a result of an increase in revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $98,000, or 24.8%, to $493,000 in the three months ended March 31, 2006 from $395,000 in the same period in 2005. This increase was attributable to increased payroll and related expenses due to the hiring of additional personnel. As a percentage of revenues, research and development expenses decreased to 7.7% in the three months ended March 31, 2006 from 13.0% in the same period in 2005.

NET INTEREST INCOME. Interest income increased $88,000, or 141.9%, to $150,000 in the three months ended March 31, 2006 from $62,000 in the same period in 2005. This increase was attributable primarily to the increase in cash and cash equivalents and investments and due to the increase in interest rates.

INTEREST EXPENSE. Interest expense decreased $4,000, or 30.8%, to $9,000 in the three months ended March 31, 2006 from $13,000 in the same period in 2005. The decrease was attributable to a reduction in the principal amount of our outstanding debt in the three months ended March 31, 2006.

OTHER INCOME. Other income, which increased slightly to $38,000 in the three months ended March 31, 2006 from $37,000 in the same period in 2005, reflects rental income earned from a sublease arrangement.

NET INCOME (LOSS). Net income increased $760,000, or 119.7%, to $125,000 in the three months ended March 31, 2006 from a net loss of $635,000 in the same period in 2005. Net income per basic and diluted share increased to $0.01 in the three months ended March 31, 2006, compared to net loss per basic and diluted share of $(0.08) in the same period in 2005. The increase in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded from cash flows generated from operations and net proceeds from the sale of our securities, including the sale of our common stock upon the exercise of options and warrants. As of March 31, 2006, we had cash, cash equivalents and short-term investments of $71.0 million and working capital of $78.6 million compared to $7.6 million and $13.9 million, respectively, as of December 31, 2005.

Operating Activities:

Net cash used in operating activities was $553,000 for the three months ended March 31, 2006 compared to net cash used in operating activities of $3.4 million for the same period in 2005. The decrease was due primarily to: (i) an increase in net income attributable to increased revenue growth; (ii) decrease to accounts receivable resulting from improved collections; and (iii) an increase in accounts payable and accrued expenses attributed to an increase in operating expenses.

Investing Activities:

Net cash used in investing activities was $19.2 million for the three months ended March 31, 2006 compared to net cash used in investing activities of $444,000 for the same period in 2005. The increase was due primarily to a significant increase in the purchase of investments with a portion of the net proceeds raised in the public offering.

Financing Activities:

Net cash provided by financing activities was $64.3 million for the three months ended March 31, 2006 compared to $521,000 for the same period in 2005. The increase was due primarily to the proceeds received in connection with the public offering as well as the increase in the proceeds received in connection with the exercise of stock options during the three months ended March 31, 2006 compared to the same period in 2005, partially offset by the proceeds received in 2005 from the Company’s line of credit.

Capital Requirements

We believe that with the net proceeds received from the public offering, the cash we have on hand and operating cash flows we expect to generate, we will have sufficient funds available to cover our capital requirements for at least the next 12 months.

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

Item 4. Controls And Procedures

a.  Disclosure controls and procedures.

During the first quarter of 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of March 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.  Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1a.  Risk Factors

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2006.

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

I.D. Systems, Inc.

Dated: May 10, 2006	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2006	By:	/s/ Ned Mavrommatis
Ned Mavrommatis Chief Financial Officer (Principal Financial Officer)