Form 10-Q/A
period 2006-03-31
ID SYSTEMS INC
filed 2006-06-22
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. filed with the Securities and Exchange Commission on May 10, 2006 (the “Quarterly Report”) is being filed solely to correct an inadvertent error in the introductory language of paragraph 4 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 31.2 to the Quarterly Report.

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

I.D. Systems, Inc.

Dated: June 22, 2006	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid Chief Executive Officer (Principal Executive Officer)

Dated: June 22, 2006	By:	/s/ Ned Mavrommatis
Ned Mavrommatis Chief Financial Officer (Principal Financial Officer)