Form 10-Q
period 2006-06-30
ID SYSTEMS INC
filed 2006-08-09
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

or

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of the close of business on July 31, 2006 was 11,169,000.

INDEX

I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	Page

Condensed Balance Sheets as of December 31, 2005
and June 30, 2006 (unaudited)	1

Condensed Statement of Operations (unaudited) ~~-~~
for the three months and six months ended June 30, 2005 and 2006	2

Condensed Statement of Cash Flows (unaudited) ~~-~~
for the six months ended June 30, 2005 and 2006	3

Notes to Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1a. Risk Factors	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits	17

Signatures	18

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

I.D. Systems, Inc.
Condensed Balance Sheets
	December 31, 2005	June 30, 2006
		(Unaudited)
ASSETS
Cash and cash equivalents	$2,138,000	$10,683,000
Investments available for sale	5,463,000	59,315,000
Accounts receivable, net	6,068,000	4,514,000
Unbilled receivables	1,293,000	3,072,000
Inventory	2,952,000	5,580,000
Investment in sales type leases	34,000	14,000
Officer loan	11,000	12,000
Prepaid expenses and other current assets	140,000	163,000
Total current assets	18,099,000	83,353,000
Fixed assets, net	1,159,000	1,354,000
Investment in sales type leases	433,000	--
Officer loan	8,000	2,000
Deferred contract costs	53,000	--
Other assets	88,000	87,000

	$19,840,000	$84,796,000
LIABILITIES
Accounts payable and accrued expenses	$3,881,000	$3,137,000
Long term debt - current portion	209,000	215,000
Deferred revenue	155,000	145,000
Total current liabilities	4,245,000	3,497,000
Long term debt	240,000	132,000
Deferred revenue	90,000	191,000
Deferred rent	99,000	88,000
Total liabilities	4,674,000	3,908,000

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued	--	--
Common stock; authorized 50,000,000 shares, $.01 par value; issued and outstanding 7,851,000 shares and 11,167,000 shares	79,000	111,000
Additional paid-in capital	25,735,000	91,119,000
Accumulated deficit	(10,535,000)	(10,229,000)
	15,279,000	81,001,000
Treasury stock; 40,000 shares at cost	(113,000)	(113,000)
Total stockholders’ equity	15,166,000	80,888,000
Total liabilities and stockholders’ equity	$19,840,000	$84,796,000

I.D. Systems, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenues	$4,198,000	$6,363,000	$7,231,000	$12,753,000
Cost of Revenues	2,081,000	3,473,000	3,587,000	6,676,000

Gross Profit	2,117,000	2,890,000	3,644,000	6,077,000
Selling, general and administrative expenses	1,451,000	2,910,000	3,304,000	5,658,000
Research and development expenses	342,000	560,000	737,000	1,053,000

Income (loss) from operations	324,000	(580,000)	(397,000)	(634,000)
Interest income	66,000	731,000	128,000	881,000
Interest expense	(16,000)	(8,000)	(29,000)	(17,000)
Other income	38,000	38,000	75,000	76,000

Net income (loss)	$412,000	$181,000	$(223,000)	$306,000

Net income (loss) per share - basic	$0.05	$0.02	$(0.03)	$0.03

Net income (loss) per share - diluted	$0.05	$0.01	$(0.03)	$0.03

Weighted average common shares outstanding - basic	7,732,000	11,099,000	7,718,000	9,748,000

Weighted average common shares outstanding - diluted	9,143,000	12,826,000	7,718,000	11,542,000

I.D. Systems, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$(223,000)	$306,000
Adjustments to reconcile net income (loss) to cash used in operating activities:
Accrued interest income	(7,000)	46,000
Stock-based compensation expense	--	998,000
Depreciation and amortization	178,000	228,000
Deferred rent expense	(2,000)	(11,000)
Deferred revenue	(47,000)	91,000
Deferred contract costs	184,000	53,000
Changes in:
Accounts receivable	(2,976,000)	1,554,000
Unbilled receivables	402,000	(1,779,000)
Inventory	(308,000)	(2,628,000)
Prepaid expenses and other assets	196,000	(22,000)
Investment in sales type leases	19,000	453,000
Accounts payable and accrued expenses	(774,000)	(744,000)
Net cash used in operating activities	(3,358,000)	(1,455,000)

Cash flows from investing activities:
Purchase of fixed assets	(360,000)	(423,000)
Purchase of investments	(500,000)	(54,238,000)
Maturities of investments	1,170,000	340,000
Collection of officer loan	5,000	5,000

Net cash provided by (used in) investing activities	315,000	(54,316,000)

Cash flows from financing activities:
Repayment of term loan	(99,000)	(102,000)
Proceeds from line of credit	500,000	--
Proceeds from exercise of stock options	350,000	457,000
Net proceeds from stock offering	--	63,961,000

Net cash provided by financing activities	751,000	64,316,000
Net (decrease) increase in cash and cash equivalents	(2,292,000)	8,545,000
Cash and cash equivalents - beginning of period	8,440,000	2,138,000
Cash and cash equivalents - end of period	$6,148,000	$10,683,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$29,000	$17,000

I.D. Systems, Inc.

Notes to Condensed Financial Statements
June 30, 2006

NOTE A - Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of June 30, 2006, the results of its operations for the three month and six month periods ended June 30, 2005 and 2006 and cash flows for the six month periods ended June 30, 2005 and 2006. The results of operations for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K.

NOTE B - Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE C - Inventory

Inventory, which consists of components for the Company’s products and finished goods to be shipped to customers under existing orders, is stated at the lower of cost using the first-in first-out method or market. As of June 30, 2006, the Company’s inventory consisted of components of approximately $635,000 and finished goods of approximately $4,945,000.

NOTE D -Unbilled Receivables

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. As the systems are delivered, and services are performed and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. The difference between revenue recognized for financial reporting purposes and amounts invoiced is recorded as unbilled receivables or deferred revenue. At December 31, 2005 and June 30, 2006, unbilled receivables were $1,293,000 and $3,072,000, respectively, primarily relating to one customer.

NOTE E - Earnings Per Share of Common Stock

Earnings per share for the three months and six months ended June 30, 2005 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Basic earnings (loss) per share
Net income (loss)	$412,000	$181,000	$(223,000)	$306,000
Weighted average shares outstanding	7,732,000	11,099,000	7,718,000	9,748,000

Basic earnings (loss) per share	$0.05	$0.02	$(0.03)	$0.03
Diluted earnings (loss) per share
Net income (loss)	$412,000	$181,000	$(223,000)	$306,000
Weighted average shares outstanding	7,732,000	11,099,000	7,718,000	9,748,000
Dilutive effect of stock options	1,411,000	1,727,000	0	1,794,000
Weighted average shares outstanding, diluted	9,143,000	12,826,000	7,718,000	11,542,000
Diluted earnings (loss) per share	$0.05	$0.01	$(0.03)	$0.03

Basic income (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. For the six month period ended June 30, 2005, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options of 2,717,000 would have been anti-dilutive. Options to purchase 236,000 and 227,000 shares of common stock were outstanding for the three month and six month periods ended June 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period and, therefore, the effect would be anti-dilutive.

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

NOTE G - Stock-based compensation plans

The Company has adopted the 1995 Stock Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 1,250,000 shares of common stock; provided that no future grants may be made under such plan. The Company has also adopted the 1999 Stock Option Plan and the 1999 Director Option Plan, pursuant to which the Company may grant options to purchase up to 2,813,000 and 600,000 shares of common stock, respectively. The Plans are administered by the Board of Directors, which has the authority to determine the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adopting SFAS 123R, the Company accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation cost was recognized in the statement of operations for the three month and six month periods ended June 30, 2005, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on date of grant. The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. As a result of adoption, stock based compensation expense amounted to $615,000 and $998,000 for the three month and six month period ended June 30, 2006, respectively, resulting in a corresponding decrease to income from operations and net income and a reduction of $0.06 and $0.05 per basic and diluted share for the three months ended and June 30, 2006 and $0.10 and $0.09 per share basic and diluted share for the six months ended June 30, 2006.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Reported net income (loss)	$412,000	$(223,000)
Stock-based employee compensation determined under the
fair value based method, net of related tax effects	(392,000)	(772,000)

Pro forma net income (loss)	$20,000	$(995,000)

Income (loss) per share - basic:
As reported	$0.05	$(0.03)
Pro forma	$0.00	$(0.13)

Income (loss) per share - diluted:
As reported	$0.05	$(0.03)
Pro forma	$0.00	$(0.13)

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,730,000	$6.94
Granted	280,000	21.76
Exercised	(68,000)	6.87
Forfeited	(109,000)	10.49

Outstanding at end of period	2,833,000	$8.27	6 years	$26,800,000

Exercisable at end of period	1,567,000	$4.90	5 years	$20,105,000

As of June 30, 2006, there was $7,284,000 of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted average period of 5.73 years.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	2005	2006
Volatility	63%	51%
Expected life of options	5 years	5 years
Risk free interest rate	3%	5%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of the Company’s stock and the expected life of options is based on historical data with respect to employee exercise periods.

The weighted average fair value of options granted during the six months ended June 30, 2005 and 2006 was $6.45 and $10.77, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2005 and 2006 was $1,035,000 and $1,068,000, respectively.

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

Maturities of long term debt are as follows:

Period ending June 30,

2007	$215,000
2008	132,000
$347,000

NOTE I - Line of Credit

The Company’s working capital line of credit has maximum borrowings of $500,000, with interest at the 30 day LIBOR Market Index Rate plus 1.75%, payable monthly. At June 30, 2006, the Company did not owe anything and was in compliance with the terms under this line of credit.

NOTE J - Sale of Common Stock

On March 15, 2006, the Company completed the sale of 2,750,000 shares of its common stock in a public offering. In connection therewith, the Company received net proceeds of approximately $55,527,000.

On March 28, 2006, the Company completed the sale of 412,500 shares of its common stock pursuant to the full exercise by the underwriters of their over-allotment option granted in connection with the Company's public offering of its common stock. In connection therewith, the Company received net proceeds of approximately $8,434,000.

NOTE K - Restricted Stock

On June 9, 2006, the Company granted 85,700 shares of restricted stock to key employees pursuant to the 1999 Stock Option Plan, as amended and restated effective April 20, 2005. The Plan is administered by the Board of Directors, which has the authority to determine the terms of those shares. For the period ended June 30, 2006, the Company recorded a $68,000 stock based compensation expense in connection with the restricted stock grant. As of June 30, 2006, there was $1,551,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over the next two years.

NOTE L - Concentration of customers and vendor

One customer accounted for 80% of the Company’s revenue during the six month period ended June 30, 2006. The same customer accounted for 79% of the Company’s accounts receivable and unbilled receivables as of June 30, 2006.

One vendor accounted for 55% of the Company’s purchases during the six month period ended June 30, 2006. The same vendor accounted for 54% of the Company’s accounts payable as of June 30, 2006.

NOTE M- Recent accounting pronouncement

The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its combined results of operations and financial position.

NOTE N - Authorized capital

At the Company’s Annual Meeting of Stockholders, held on June 9, 2006, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the aggregate number of authorized shares of the Company’s common stock from 15,000,000 shares to 50,000,000 shares.

NOTE O - Reclassifications:

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

Critical Accounting Policy

For the six months ended June 30, 2006, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2005.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	49.6	54.6	49.6	52.3

Gross Profit	50.4	45.4	50.4	47.7
Selling, general and administrative expenses	34.6	45.7	45.7	44.4
Research and development expenses	8.1	8.8	10.2	8.3

Income (loss) from operations	7.7	(9.1)	(5.5)	(5.0)
Net interest income	1.2	11.4	1.4	6.8
Other income	0.9	0.6	1.0	0.6

Net income (loss)	9.8%	2.9%	(3.1)%	2.4%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

REVENUES. Revenues increased by $2.2 million, or 51.6%, to $6.4 million in the three months ended June 30, 2006 from $4.2 million in the same period in 2005. The increase in revenues was attributable primarily to increased sales of our wireless system for tracking and managing industrial vehicles to the U.S. Postal Service.

COST OF REVENUES. Cost of revenues increased by $1.4 million, or 67.0%, to $3.5 million in the three months ended June 30, 2006 from $2.1 million in the same period in 2005. The increase in cost of revenue was attributable to the increase in revenue. As a percentage of revenues, cost of revenues was 54.6% in the three months ended June 30, 2006 compared to 49.6% in the same period in 2005. Gross profit was $2.9 million in 2006 compared to $2.1 million in 2005. As a percentage of revenues, gross profit decreased to 45.4% in 2006 from 50.4% in 2005. The decrease was primarily due to (i) the adoption of SFAS No. 123(R), in which the Company expensed $20,000 of the value of stock based employee compensation; (ii) an inventory write-off of $37,000; and (iii) the hiring of third party subcontractors to perform installation services at the US Postal Service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.5 million, or 101.0%, to $2.9 million in the three months ended June 30, 2006 compared to $1.5 million in the same period in 2005. This increase was attributable primarily to (i) the adoption of SFAS No. 123(R) in which the Company expensed $473,000 of the value of stock based employee compensation and (ii) the increase in payroll and related expenses due to the hiring of additional personnel to support the Company’s continued growth. As a percentage of revenues, selling, general and administrative expenses increased to 45.7% in the three months ended June 30, 2006 from 34.6% in the same period in 2005.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $218,000, or 63.7%, to $560,000 in the three months ended June 30, 2006 from $342,000 in the same period in 2005. This increase was attributable primarily to (i) the adoption of SFAS No. 123(R) in which the Company expensed $122,000 of the value of stock based employee compensation and (ii) the increase in payroll and payroll related expenses. As a percentage of revenues, research and development expenses increased to 8.8% in the three months ended June 30, 2006 from 8.1% in the same period in 2005.

NET INTEREST INCOME. Interest income increased $665,000, or 1007.6%, to $731,000 in the three months ended June 30, 2006 from $66,000 in the same period in 2005. This increase was attributable primarily to the increase in cash and cash equivalents and investments resulting from the proceeds received in connection with the public offering and the increase in interest rates.

INTEREST EXPENSE. Interest expense decreased $8,000, or 50.0%, to $8,000 in the three months ended June 30, 2006 from $16,000 in the same period in 2005. The decrease was attributable to a reduction in the principal amount of our outstanding debt in the three months ended June 30, 2006.

OTHER INCOME. Other income of $38,000 in the three months ended June 30, 2006 was unchanged from the same period in 2005 and reflects rental income earned from a sublease arrangement.

NET INCOME. Net income decreased $231,000, or 56.1%, to $181,000 in the three months ended June 30, 2006 from net income of $412,000 in the same period in 2005. Net income per basic and diluted share decreased to $0.02 and $0.01, respectively, in the three months ended June 30, 2006, compared to net income per basic and diluted share of $0.05 in the same period in 2005. The decrease in net income was due primarily to the reasons described above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

REVENUES. Revenues increased by $5.5 million, or 76.4%, to $12.8 million in the six months ended June 30, 2006 from $7.2 million in the same period in 2005. The increase in revenues was attributable primarily to increased sales of our wireless system for tracking and managing industrial vehicles to the U.S. Postal Service.

COST OF REVENUES. Cost of revenues increased by $3.1 million, or 86.1%, to $6.7 million in the six months ended June 30, 2006 from $3.6 million in the same period in 2005. The increase in cost of revenue was attributable to the increase in revenue. As a percentage of revenues, cost of revenues was 52.3% in the six months ended June 30, 2006 compared to 49.6% in the same period in 2005. Gross profit was $6.1 million in 2006 compared to $3.6 million in 2005. As a percentage of revenues, gross profit decreased to 47.7% in 2006 from 50.4% in 2005. The decrease was primarily due to (i) the adoption of SFAS No. 123(R), in which the Company expensed $20,000 of the value of stock based employee compensation; (ii) an inventory write-off of $37,000; and (iii) the hiring of third party subcontractors to perform installation services at the US Postal Service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.4 million, or 71.2%, to $5.7 million in the six months ended June 30, 2006 compared to $3.3 million in the same period in 2005. This increase was attributable primarily to (i) the adoption of SFAS No. 123(R) in which the Company expensed $856,000 of the value of stock based employee compensation and (ii) the increase in payroll and related expenses due to the hiring of additional personnel to support our continued growth. As a percentage of revenues, however, selling, general and administrative expenses decreased to 44.4% in the six months ended June 30, 2006 from 45.7% in the same period in 2005 as a result of an increase in revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $316,000, or 42.9%, to $1.1 million in the six months ended June 30, 2006 from $737,000 in the same period in 2005. This increase was attributable primarily to (i) the adoption of SFAS No. 123(R) in which the Company expensed $122,000 of the value of stock based employee compensation and (ii) the increase in payroll and payroll related expenses. As a percentage of revenues, research and development expenses decreased to 8.3% in the six months ended June 30, 2006 from 10.2% in the same period in 2005.

NET INTEREST INCOME. Interest income increased $753,000, or 588.3%, to $881,000 in the six months ended June 30, 2006 from $128,000 in the same period in 2005. This increase was attributable primarily to the increase in cash and cash equivalents and investments resulting from the proceeds received in connection with the public offering and the increase in interest rates.

INTEREST EXPENSE. Interest expense decreased $12,000, or 41.4%, to $17,000 in the six months ended June 30, 2006 from $29,000 in the same period in 2005. The decrease was attributable to a reduction in the principal amount of our outstanding debt in the six months ended June 30, 2006.

OTHER INCOME. Other income, which increased slightly to $76,000 in the six months ended June 30, 2006 from $75,000 in the same period in 2005, reflects rental income earned from a sublease arrangement.

NET INCOME (LOSS). Net income increased $529,000, or 237.2%, to $306,000 in the six months ended June 30, 2006 from a net loss of $223,000 in the same period in 2005. Net income per basic and diluted share increased to $0.03 in the six months ended June 30, 2006, compared to net loss per basic and diluted share of $(0.03) in the same period in 2005. The increase in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded from cash flows generated from operations and net proceeds from the sale of our securities, including the sale of our common stock upon the exercise of options and warrants. As of June 30, 2006, we had cash, cash equivalents and short-term investments of $70.0 million and working capital of $79.9 million compared to $7.6 million and $13.9 million, respectively, as of December 31, 2005.

Operating Activities:

Net cash used in operating activities was $1.5 million for the six months ended June 30, 2006 compared to net cash used in operating activities of $3.4 million for the same period in 2005. The decrease was due primarily to: (i) an increase in net income attributable to increased revenue growth; (ii) a decrease in accounts receivable resulting from improved collections; and (iii) the adoption of SFAS No. 123(R) in which we recorded an expense for the value of stock based employee compensation, partially offset by an increase in unbilled receivables resulting from increased business with the U.S. Postal Service and an increase in finished goods inventory manufactured to meet anticipated customer orders.

Investing Activities:

Net cash used in investing activities was $54.3 million for the six months ended June 30, 2006 compared to net cash provided by investing activities of $315,000 for the same period in 2005. The increase was due primarily to a significant increase in the purchase of investments with the net proceeds received in connection with the public offering that was completed by us in March 2006.

Financing Activities:

Net cash provided by financing activities was $64.3 million for the six months ended June 30, 2006 compared to $751,000 for the same period in 2005. The increase was due primarily to the proceeds received in connection with the public offering that was completed by us in March 2006 as well as the increase in the proceeds received in connection with the exercise of stock options during the six months ended June 30, 2006 compared to the same period in 2005, partially offset by the proceeds received in 2005 from our line of credit.

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

Item 4. Controls And Procedures

a. Disclosure controls and procedures.

During the first six months of 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of June 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 4. Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on June 9, 2006. The directors elected at the annual meeting were: Jeffrey Jagid, Kenneth S. Ehrman, Beatrice Yormark, Lawrence Burstein and Michael Monaco. Each director will hold that position for a term of one year or until the next annual meeting or until another is chosen in his stead.

The matters voted upon at the Annual Meeting and the results of the voting are set forth below:

(i) With respect to the election of Directors by the holders of Common
Stock, the persons named below received the following number of votes:

Name	Votes For	Votes Withheld
Jeffrey Jagid	7,506,159	81,468
Kenneth S. Ehrman	8,199,807	387,820
Beatrice Yormark	8,202,595	385,032
Lawrence Burstein	8,206,285	381,342
Michael Monaco	8,512,307	75,320

(ii) With respect to a proposal to adopt an amendment to our Amended and Restated Certificate of Incorporation to increase the aggregate number of authorized shares of common stock from 15,000,000 shares to 50,000,000 shares. The votes cast by the holders of common stock were; 7,692,903 voted in favor, 888,166 voted against, and 6,558 votes abstained on the proposal.

(iii) With respect to ratification of the appointment of Eisner LLP to serve as our independent auditors for the fiscal year ended December 31, 2005. The votes cast by the holders of common stock were 8,547,125 voted in favor, 7,830 voted against, and 32,672 votes abstained on the proposals.

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

I.D. Systems, Inc.
Dated:August 9, 2006	By: /s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer
(Principal Executive Officer)

Dated:August 9, 2006	By: /s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer)