Form 10-Q
period 2006-09-30
ID SYSTEMS INC
filed 2006-11-09
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

or

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

          Large accelerated filer                            Accelerated filer      X                      Non-accelerated filer

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes	No X

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of the close of business on November 6, 2006 was 11,269,000.

INDEX
I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	Page

Condensed Balance Sheets as of December 31, 2005
	and September 30, 2006 (unaudited)	1

Condensed Statement of Operations (unaudited) -
	for the three months and nine months ended September 30, 2005 and 2006	2

Condensed Statement of Cash Flows (unaudited) -
	for the nine months ended September 30, 2005 and 2006	3

Notes to Condensed Financial Statements		4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1a.	Risk Factors	17

Item 6.	Exhibits	17

Signatures		18

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

I.D. Systems, Inc.
Condensed Balance Sheets

	December 31, 2005	September 30, 2006
		(Unaudited)

ASSETS
Cash and cash equivalents	$2,138,000	$9,173,000
Investments available for sale	5,463,000	60,219,000
Accounts receivable, net	6,068,000	7,529,000
Unbilled receivables	1,293,000	2,191,000
Inventory	2,952,000	5,124,000
Investment in sales type leases	34,000	--
Interest receivable	--	24,000
Officer loan	11,000	11,000
Prepaid expenses and other current assets	140,000	384,000

Total current assets	18,099,000	84,655,000
Fixed assets, net	1,159,000	1,368,000
Investment in sales type leases	433,000	--
Officer loan	8,000	--
Deferred contract costs	53,000	--
Other assets	88,000	87,000

	$19,840,000	$86,110,000

LIABILITIES
Accounts payable and accrued expenses	$3,881,000	$2,840,000
Long term debt – current portion	209,000	218,000
Deferred revenue	155,000	169,000

Total current liabilities	4,245,000	3,227,000
Long term debt	240,000	75,000
Deferred revenue	90,000	159,000
Deferred rent	99,000	83,000

Total liabilities	4,674,000	3,544,000

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued	--	--
Common stock; authorized 50,000,000 shares, $.01 par value; issued and	79,000	112,000
outstanding 7,851,000 shares and 11,262,000 shares
Additional paid-in capital	25,735,000	92,164,000
Accumulated deficit	(10,535,000)	(9,597,000)

	15,279,000	82,679,000
Treasury stock; 40,000 shares at cost	(113,000)	(113,000)

Total stockholders’ equity	15,166,000	82,566,000

Total liabilities and stockholders’ equity	$19,840,000	$86,110,000

I.D. Systems, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2006	2005	2006

Revenue:
Product	$4,363,000	$5,751,000	$10,595,000	$14,465,000
Service	1,379,000	2,323,000	2,379,000	6,361,000

	5,742,000	8,074,000	12,974,000	20,826,000
Cost of Revenue:
Cost of product	2,588,000	2,995,000	5,619,000	7,245,000
Cost of service	566,000	1,504,000	1,122,000	3,930,000

	3,154,000	4,499,000	6,741,000	11,175,000

Gross Profit	2,588,000	3,575,000	6,233,000	9,651,000

Selling, general and administrative
expenses	1,624,000	3,162,000	4,928,000	8,820,000
Research and development expenses	398,000	673,000	1,135,000	1,726,000

Income (loss) from operations before
interest and other income	566,000	(260,000)	170,000	(895,000)
Interest income	51,000	860,000	179,000	1,741,000
Interest expense	(14,000)	(6,000)	(43,000)	(23,000)
Other income	38,000	38,000	113,000	115,000

Net income	$641,000	$632,000	$419,000	$938,000

Net income per share – basic	$0.08	$0.06	$0.05	$0.09

Net income per share – diluted	$0.07	$0.05	$0.05	$0.08

Weighted average common shares
outstanding – basic	7,800,000	11,202,000	7,745,000	10,238,000

Weighted average common shares
outstanding – diluted	9,448,000	12,871,000	9,246,000	11,991,000

I.D. Systems, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,

	2005	2006

Cash flows from operating activities:

Net income	$419,000	$938,000
Adjustments to reconcile net income to cash used in
operating activities:
Inventory reserve	75,000	--
Accrued interest income	35,000	(41,000)
Stock-based compensation	--	1,783,000
Depreciation and amortization	266,000	344,000
Deferred rent	(7,000)	(16,000)
Deferred revenue	6,000	83,000
Deferred contract costs	303,000	53,000
Changes in:
Accounts receivable	(4,507,000)	(1,461,000)
Unbilled receivables	(2,355,000)	(898,000)
Inventory	(403,000)	(2,172,000)
Prepaid expenses and other assets	52,000	(243,000)
Investment in sales type leases	29,000	467,000
Accounts payable and accrued expenses	342,000	(1,041,000)

Net cash used in operating activities	(5,745,000)	(2,204,000)

Cash flows from investing activities:
Purchase of fixed assets	(424,000)	(553,000)
Purchase of investments	(500,000)	(58,103,000)
Maturities of investments	2,953,000	3,364,000
Collection of officer loan	8,000	8,000

Net cash provided by (used in) investing activities	2,037,000	(55,284,000)

Cash flows from financing activities:
Repayment of term loan	(148,000)	(156,000)
Proceeds from exercise of stock options	698,000	718,000
Net proceeds from stock offering	--	63,961,000

Net cash provided by financing activities	550,000	64,523,000

Net (decrease) increase in cash and cash equivalents	(3,158,000)	7,035,000
Cash and cash equivalents - beginning of period	8,440,000	2,138,000

Cash and cash equivalents - end of period	$5,282,000	$9,173,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$43,000	$23,000

I.D. Systems, Inc.
Notes to Condensed Financial Statements
September 30, 2006

NOTE A - Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of September 30, 2006, the results of its operations for the three month and nine month periods ended September 30, 2005 and 2006 and cash flows for the nine month periods ended September 30, 2005 and 2006. The results of operations for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K.

NOTE B – Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE C – Investment Available For Sale

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

NOTE D – Inventory

Inventory, which consists of components for the Company’s products and finished goods to be shipped to customers under existing orders, is stated at the lower of cost using the first-in first-out method or market. As of September 30, 2006, the Company’s inventory consisted of components of approximately $530,000 and finished goods of approximately $4,594,000.

NOTE E –Unbilled Receivables

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. As the systems are delivered, and services are performed and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. The difference between revenue recognized for financial reporting purposes and amounts invoiced is recorded as unbilled receivables or deferred revenue. At December 31, 2005 and September 30, 2006, unbilled receivables were $1,293,000 and $2,191,000 respectively, primarily relating to one customer.

NOTE F - Earnings Per Share of Common Stock

Earnings per share for the three months and nine months ended September 30, 2005 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2006	2005	2006

Basic earnings per share
Net income	$641,000	$632,000	$419,000	$938,000

Weighted average shares outstanding	7,800,000	11,202,000	7,745,000	10,238,000

Basic earnings per share	$0.08	$0.06	$0.05	$0.09

Diluted earnings per share
Net income	$641,000	$632,000	$419,000	$938,000

Weighted average shares outstanding	7,800,000	11,202,000	7,745,000	10,238,000

Dilutive effect of stock options	1,648,000	1,669,000	1,501,000	1,753,000

Weighted average shares outstanding, diluted	9,448,000	12,871,00	9,246,000	11,991,000

Diluted earnings per share	$0.07	$0.05	$0.05	$0.08

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Options to purchase 266,000 and 241,000 shares of common stock were outstanding for the three month and nine month periods ended September 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period and, therefore, the effect would be anti-dilutive.

NOTE G – Revenue Recognition

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

NOTE H – Stock-based compensation plans

The Company has adopted the 1995 Stock Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company has also adopted the 1999 Stock Option Plan, pursuant to which the Company may grant stock awards and options to purchase up to 2,813,000 shares of common stock. The Company has also adopted the 1999 Director Option Plan, pursuant to which the Company may grant up to 600,000 shares of common stock,. The Plans are administered by the Board of Directors, which has the authority to determine the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adopting SFAS 123R, the Company accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation cost was recognized in the statement of operations for the three month and nine month periods ended September 30, 2005, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on date of grant. The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. As a result of adoption, stock based compensation expense amounted to $785,000 and $1,783,000 for the three month and nine month periods ended September 30, 2006, respectively.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior periods.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Reported net income	$641,000	$419,000
Stock-based employee compensation determined under the
fair value based method, net of related tax effects	(392,000)	(1,164,000)

Pro forma net income (loss)	$249,000	$(745,000)

Income (loss) per share – basic:
As reported	$0.08	$0.05

Pro forma	$0.03	$(0.10)

Income (loss) per share - diluted:
As reported	$0.07	$0.05

Pro forma	$0.03	$(0.10)

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,730,000	$6.94
Granted	340,000	21.27
Exercised	(164,000)	4.37
Forfeited	(130,000)	10.56

Outstanding at end of period	2,776,000	$8.68	6 years	$41,530,000

Exercisable at end of period	1,502,000	$5.27	5 years	$27,578,000

As of September 30, 2006, there was $7,235,000 of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted average period of 5.68 years.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	2005	2006
Volatility	61%	52%
Expected life of options	5 years	5 years
Risk free interest rate	3%	5%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of the Company’s stock and the expected life of options is based on historical data with respect to employee exercise periods.

The weighted average fair value of options granted during the nine months ended September 30, 2005 and 2006 was $6.91 and $10.74, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2005 and 2006 was $1,783,000 and $2,872,000, respectively.

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

NOTE I – Long Term Debt

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

Maturities of long term debt are as follows:

          Period ending September 30,

2007 -	$ 218,000
2008 -	75,000
$ 293,000

NOTE J – Line of Credit

The Company’s working capital line of credit has maximum borrowings of $500,000, with interest at the 30 day LIBOR Market Index Rate plus 1.75%, payable monthly. At September 30, 2006, the Company did not owe anything and was in compliance with the terms under this line of credit.

NOTE K – Sale of Common Stock

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

NOTE L – Restricted Stock

As of September 30, 2006, there were 85,000 shares outstanding of restricted stock that were granted to key employees pursuant to the 1999 Stock Option Plan, as amended and restated effective April 20, 2005. The Plan is administered by the Board of Directors, which has the authority to determine the terms of those shares. For the period ended September 30, 2006, the Company recorded a $201,000 stock based compensation expense in connection with the restricted stock grant. As of September 30, 2006, there was $1,338,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized within the next two years.

NOTE M - Income Taxes

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of September 30, 2006, the Company has provided a valuation allowance to fully reserve our net operating loss carry forwards, primarily as a result of anticipated net losses for income tax purposes..

NOTE N - Concentration of customers and vendor

Two customers accounted for 67% and 16% of the Company’s revenue during the nine month period ended September 30, 2006. The same customers accounted for 56% and 34%, respectively, of the Company’s accounts receivable and unbilled receivables as of September 30, 2006.

One vendor accounted for 48% of the Company’s purchases during the nine month period ended September 30, 2006. The same vendor accounted for 14% of the Company’s accounts payable as of September 30, 2006.

NOTE O – Authorized capital

At the Company’s Annual Meeting of Stockholders, held on June 9, 2006, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the aggregate number of authorized shares of the Company’s common stock from 15,000,000 shares to 50,000,000 shares.

NOTE P - Reclassifications:

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

Critical Accounting Policy

For the nine months ended September 30, 2006, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2005.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2006	2005	2006

Revenue:
Product	76.0%	71.2%	81.7%	69.5%
Services	24.0	28.8	18.3	30.5

	100.0	100.0	100.0	100.0
Cost of Revenues:
Product cost of revenue	59.3	52.1	53.0	50.1
Service cost of revenue	41.0	64.7	47.2	61.8

Total Gross Profit	45.1	44.3	48.0	46.3

Selling, general and administrative	28.3	39.2	38.0	42.4
expenses
Research and development expenses	6.9	8.3	8.7	8.3

Income (loss) from operations	9.9	(3.2)	1.3	(4.4)
Net interest income	0.6	10.6	1.0	8.2
Other income	0.7	0.4	0.9	0.7

Net income	11.2%	7.8%	3.2%	4.5%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

REVENUES. Revenues increased by $2.3 million, or 40.6%, to $8.1 million in the three months ended September 30, 2006.

     Revenues from product increased by $1.4 million, or 31.8%, to $5.8 million in the three months ended September 30, 2006 from $4.4 million in the same period in 2005. The increase in product revenues was attributable primarily to increased sales of our wireless system for tracking and managing industrial vehicles to Wal-Mart Stores, Inc.

     Revenues from service increased $944,000, or 68.5%, to $2.3 million in the three months ended September 30, 2006 from $1.4 million in the same period in 2005. The increase in service revenues was attributable primarily to the increase in implementation services to the US Postal Service.

COST OF REVENUES. Cost of revenues increased by $1.3 million, or 42.6%, to $4.5 million in the three months ended September 30, 2006. Gross profit was $3.6 million in 2006 compared to $2.6 million in 2005. As a percentage of revenues, gross profit decreased to 44.3% in 2006 from 45.1% in 2005.

     Cost of product increased by $407,000, or 15.7%, to $3.0 million in the three months ended September 30, 2006 from $2.6 million in the same period in 2005. Gross profit was $2.8 million in 2006 compared to $1.8 million in 2005. As a percentage of product revenues, gross profit increased to 47.9% in 2006 from 40.7% in 2005. The increase was primarily due to (i) increase to the inventory reserve of $75,000 during the three month period ended September 30, 2005; (ii) $120,000 of amortized capitalized costs included in costs of revenues in the three months ended September 30, 2005 associated with the cost recovery method relating to a contract entered in to in 2003 in which the Company deferred all costs until the implementation of the system was completed; and (iii) cost reductions to the finished goods of our system in 2006.

     Cost of service increased by $938,000, or 165.7%, to $1.5 million in the three months ended September 30, 2006 from $566,000 in the same period in 2005. Gross profit was $819,000 in 2006 compared to $813,000 in 2005. As a percentage of product revenues, gross profit decreased to 35.3% in 2006 from 59.0% in 2005. The decrease was primarily due to; (i) the hiring of third party subcontractors to perform implementation services at the US Postal Service and (ii) the adoption of SFAS No. 123(R), in which the Company expensed $18,000 of the value of stock based employee compensation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.5 million, or 94.7%, to $3.2 million in the three months ended September 30, 2006 compared to $1.6 million in the same period in 2005. This increase was attributable primarily to (i) the adoption of SFAS No. 123(R) in which the Company expensed $618,000 of the value of stock based employee compensation and (ii) the increase in payroll and related expenses due to the hiring of additional personnel to support the Company’s continued growth. As a percentage of revenues, selling, general and administrative expenses increased to 39.2% in the three months ended September 30, 2006 from 28.3% in the same period in 2005.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $275,000, or 69.1%, to $673,000 in the three months ended September 30, 2006 from $398,000 in the same period in 2005. This increase was attributable primarily to (i) the adoption of SFAS No. 123(R) in which the Company expensed $149,000 of the value of stock based employee compensation and (ii) the increase in payroll and payroll related expenses. As a percentage of revenues, research and development expenses increased to 8.3% in the three months ended September 30, 2006 from 6.9% in the same period in 2005.

INTEREST INCOME. Interest income increased $809,000 to $860,000 in the three months ended September 30, 2006 from $51,000 in the same period in 2005. This increase was attributable primarily to the increase in cash and cash equivalents and investments resulting from the proceeds received in connection with the public offering completed in March 2006 and the increase in interest rates.

INTEREST EXPENSE. Interest expense decreased $8,000, or 57.1%, to $6,000 in the three months ended September 30, 2006 from $14,000 in the same period in 2005. The decrease was attributable to a reduction in the principal amount of our outstanding debt in the three months ended September 30, 2006.

OTHER INCOME. Other income of $38,000 in the three months ended September 30, 2006 was unchanged from the same period in 2005 and reflects rental income earned from a sublease arrangement.

NET INCOME. Net income decreased $9,000, or 1.4%, to $632,000 in the three months ended September 30, 2006 from net income of $641,000 in the same period in 2005. Net income per basic and diluted share decreased to $0.06 and $0.05, respectively, in the three months ended September 30, 2006, compared to net income per basic and diluted share of $0.08 and $0.07, respectively, in the same period in 2005. The decrease in net income was due primarily to the reasons described above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

REVENUES. Revenues increased by $7.9 million, or 60.5%, to $20.8 million in the nine months ended September 30, 2006.

     Revenues from product increased by $3.9 million, or 36.5%, to $14.5 million in the nine months ended September 30, 2006 from $10.6 million in the same period in 2005. The increase in product revenues was attributable primarily to increased sales of our wireless system for tracking and managing industrial vehicles to US Postal Service and Wal-Mart Stores, Inc.

     Revenues from service increased $4.0 million, or 167.4%, to $6.4 million in the nine months ended September 30, 2006 from $2.4 million in the same period in 2005. The increase in service revenues was attributable primarily to the increase in implementation services to the US Postal Service.

COST OF REVENUES. Cost of revenues increased by $4.4 million, or 65.8%, to $11.2 million in the nine months ended September 30, 2006. Gross profit was $9.7 million in 2006 compared to $6.2 million in 2005. As a percentage of revenues, gross profit decreased to 46.3% in 2006 from 48.0% in 2005.

     Cost of product increased by $1.6 million, or 28.9%, to $7.2 million in the nine months ended September 30, 2006 from $5.6 million in the same period in 2005 Gross profit was $7.2 million in 2006 compared to $5.0 million in 2005. As a percentage of product revenues, gross profit increased to 49.9% in 2006 from 47.0% in 2005. The increase was primarily due to (i) increase to the inventory reserve of $75,000 during the nine month period ended September 30, 2005; and (ii) $360,000 of amortized capitalized costs included in costs of revenues in the nine months ended September 30, 2005 associated with the cost recovery method relating to a contract entered in to in 2003 in which the Company deferred all costs until the implementation of the system was completed.

     Cost of service increased by $2.8 million, or 250.3%, to $3.9 million in the nine months ended September 30, 2006 from $1.1 million in the same period in 2005. Gross profit was $2.4 million in 2006 compared to $1.3 million in 2005. As a percentage of product revenues, gross profit decreased to 38.2% in 2006 from 52.8% in 2005. The decrease was primarily due to (i) the hiring of third party subcontractors to perform implementation services at the US Postal Service; (ii) the adoption of SFAS No. 123(R), in which the Company expensed $38,000 of the value of stock based employee compensation; and (iii) an inventory write-off of $37,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.9 million, or 79.0%, to $8.8 million in the nine months ended September 30, 2006 compared to $4.9 million in the same period in 2005. This increase was attributable primarily to (i) the adoption of SFAS No. 123(R) in which the Company expensed $1.5 million of the value of stock based employee compensation and (ii) the increase in payroll and related expenses due to the hiring of additional personnel to support our continued growth. As a percentage of revenues, selling, general and administrative expenses increased to 42.4% in the nine months ended September 30, 2006 from 38.0% in the same period in 2005.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $591,000, or 52.1%, to $1.7 million in the nine months ended September 30, 2006 from $1.1 million in the same period in 2005. This increase was attributable primarily to (i) the adoption of SFAS No. 123(R) in which the Company expensed $271,000 of the value of stock based employee compensation and (ii) the increase in payroll and payroll related expenses. As a percentage of revenues, research and development expenses decreased to 8.3% in the nine months ended September 30, 2006 from 8.7% in the same period in 2005.

INTEREST INCOME. Interest income increased $1.6 million to $1.7 million in the nine months ended September 30, 2006 from $179,000 in the same period in 2005. This increase was attributable primarily to the increase in cash and cash equivalents and investments resulting from the proceeds received in connection with the public offering completed in March 2006 and the increase in interest rates.

INTEREST EXPENSE. Interest expense decreased $20,000, or 46.5%, to $23,000 in the nine months ended September 30, 2006 from $43,000 in the same period in 2005. The decrease was attributable to a reduction in the principal amount of our outstanding debt in the nine months ended September 30, 2006.

OTHER INCOME. Other income, which increased slightly to $115,000 in the nine months ended September 30, 2006 from $113,000 in the same period in 2005, reflects rental income earned from a sublease arrangement.

NET INCOME. Net income increased $519,000, or 123.9%, to $938,000 in the nine months ended September 30, 2006 from a net income of $419,000 in the same period in 2005. Net income per basic and diluted share increased to $0.09 and $0.08, respectively, in the nine months ended September 30, 2006, compared to net income per basic and diluted share of $0.05 in the same period in 2005. The increase in net income was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded from cash flows generated from operations and net proceeds from the sale of our securities, including the sale of our common stock upon the exercise of options and warrants. As of September 30, 2006, we had cash, cash equivalents and investments of $69.4 million and working capital of $81.4 million compared to $7.6 million and $13.9 million, respectively, as of December 31, 2005.

Operating Activities:

Net cash used in operating activities was $2.2 million for the nine months ended September 30, 2006 compared to net cash used in operating activities of $5.7 million for the same period in 2005. The decrease was due primarily to: (i) an increase in net income attributable to increased revenue growth; (ii) a decrease in accounts receivable resulting from improved collections; and (iii) a decrease in unbilled receivables, partially offset by an increase in finished goods inventory manufactured to meet anticipated customer orders and an increase to accounts payable and accrued expenses attributable to an increase to operating expenses.

Investing Activities:

Net cash used in investing activities was $55.3 million for the nine months ended September 30, 2006 compared to net cash provided by investing activities of $2.0 million for the same period in 2005. The increase was due primarily to a significant increase in the purchase of investments with the net proceeds received in connection with the public offering that was completed by us in March 2006.

Financing Activities:

Net cash provided by financing activities was $64.5 million for the nine months ended September 30, 2006 compared to $550,000 for the same period in 2005. The increase was due primarily to the proceeds received in connection with the public offering that was completed by us in March 2006.

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

Impact of Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact that adoption of FIN 48 will have on the Company’s statement of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles (GAAP). SFAS 157, is effective for the Company beginning January 1, 2008. The Company has not yet completed its evaluation of the impact that adoption of SFAS 157 will have on the Company’s statement of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the form of interest rate changes and changes in corporate tax rates. Both risks are currently immaterial to us.

Item 4. Controls And Procedures

a.      Disclosure controls and procedures.

          During the first nine months of 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

          Based on their evaluation as of September 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

I.D. Systems, Inc.

Dated: November 9, 2006	By:	/s/ Jeffrey M. Jagid

Jeffrey M. Jagid
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2006	By:	/s/ Ned Mavrommatis

Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer)