Form 10-K
period 2006-12-31
ID SYSTEMS INC
filed 2007-03-16
CIK 49615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006.

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

(201) 996-9000
(Registrant's telephone number, including area code)

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
Yes ☒ or No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.
Large accelerated filer ☐   Accelerated filer ☒    Non-accelerated ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ or No ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates is $181.4 million, computed by reference to the price at which the Common Stock was last sold on June 30, 2006, as reported on the Nasdaq National Market.

The number of shares of Common Stock outstanding as of March 1, 2007 was 11,339,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Proxy Statement For 2006 Annual Meeting of Stockholders	Part III

I.D. SYSTEMS, INC.

TABLE OF CONTENTS

PART I.

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties. See “Risk Factors - Cautionary Note Regarding Forward-Looking Statements.” I.D. Systems, Inc. has, or has applied for, trademark protection for I.D. Systems, Inc.®, Intelli-Listening®, MAC™, Vehicle Asset Communicator®, Battery ChaMP™, ChaMP™ and Wireless Asset Net®. This Annual Report on Form 10-K also contains additional trade names, trademarks and service marks of ours and of other companies. All trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

We have focused our business activities on two primary applications - industrial fleet management and security, and rental fleet management. Our solution for industrial fleet management and security allows our customers to reduce operating costs and capital expenditures and to comply with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solution for rental fleet management allows rental car companies to generate higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improve customer service by expediting the rental and return processes. In addition to focusing on these core applications, we have adapted, and intend to continue to adapt, our solutions to meet our customers’ broader asset management needs.

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, aerospace and defense, homeland security and vehicle rental. Based on revenues for 2006, our top customers are:

• U.S. Postal Service;

• Wal-Mart Stores, Inc.

• Ford Motor Company;

Interest in, and customer adoption of, RFID-based technologies have increased substantially in recent years. Our differentiated technology and targeted solutions have allowed us to benefit from this marketplace growth. We have increased our revenues from $923,000 in the fiscal year ended December 31, 2001 to $24.7 million in the fiscal year ended December 31, 2006, representing a compounded annual growth rate of 93%.

We were incorporated in the State of Delaware in 1993.

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

We have focused our business activities on two primary applications - industrial fleet management and security and rental fleet management. In addition to focusing on these core applications, we have adapted, and intend to continue to adapt, our wireless solutions to meet our customers’ broader asset management needs.

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

A specialized application of our solution in the industrial fleet management and security market is vehicle security, particularly at airports, seaports and other areas of critical infrastructure. The Transportation Security Act of 2001 mandates security for aircraft servicing equipment, including aircraft tow tractors, baggage tugs, cargo loaders, catering vehicles and fuel trucks. As of December 31, 2006, we had received more than $4.0 million in grants from the U.S. Department of Homeland Security for developing and deploying a version of our Wireless Asset Net system to address this mandate.

Rental Fleet Management

Our solution for rental fleet management is designed both to enhance the consumer’s rental experience and benefit the rental company by providing information that can be used to increase revenues, reduce costs and improve customer service. Our system automatically uploads vehicle identification number, mileage and fuel data as a vehicle enters and exits the rental lot, which can significantly expedite the rental and return processes for travelers and provide the rental company with more timely inventory status, more accurate billing data that can generate higher fuel-related revenue, and an opportunity to utilize customer service personnel for more productive activities, such as inspecting vehicles for damage.

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

Principal Products

On-Asset Hardware. With a variety of mounting and user-interface options, our on-asset hardware is designed to be installed quickly and easily and provide an autonomous means of asset control and monitoring. Our on-asset hardware:

•	contains an integrated, computer, programmed with a product specific application, and an advanced wireless transceiver with a communication range of up to one-half mile;

•	controls equipment access with a variety of electronic interface options;

•	is compatible with many existing facility access security systems;

•	generates paperless electronic safety checklists via a built-in display and keypad;

•	wirelessly and automatically uploads and downloads data to and from other system components;

•	performs monitoring and control functions at all times, independent of RF or network connectivity; and

•	incorporates a multi-voltage power supply designed to control electrical anomalies.

Gateways. Each of our Wireless Asset Net system deployments requires at least one fixed-position communication device, which we refer to as a “gateway,” to link the mobile assets being monitored with the customer’s computer network. Our gateways conduct two-way RF communications with the assets being monitored and can communicate on either a local or wide area network. Gateways offer flexible configuration options and scalability. A single gateway is enough to operate an entire asset management system. For expanded, real-time data communication and location tracking, gateways can be added incrementally as needed. Gateways can allow system settings to be changed without physically interfacing with on-asset hardware, which can save significant time and money.

Each of our gateways:

•	incorporates an integrated, computer, programmed with a product specific application, and an advanced wireless transceiver with a communication range of up to one-half mile;

•	accommodates an unlimited number of on-asset hardware devices;

•	automatically uploads and downloads data to and from other system components;

•	employs built-in self-diagnostic capabilities; and

•	is configurable to achieve a wide range of asset management goals.

Server Software. Each of our Wireless Asset Net system deployments requires at least one installation of our server software, which automatically manages data communications between the system’s database and the gateways. Our server software:

•	is Windows compatible;

•	automatically processes data between our gateways and system databases;

•	actively polls gateways to retrieve data on demand;

•	supports passive listening to allow remote systems to dial in for data download;

•	automates event scheduling, including data downloads, database archiving and diagnostic notifications;

•	interfaces with certain existing external systems, including maintenance and training systems;

•	supports remote control/management of event processes;

•	automatically performs diagnostics on system components; and

•	automatically e-mails event alerts and customizable reports.

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

The Wireless Asset Net console:

•	shows the location, status and inventory of vehicles - in real time and historically - in each area of a facility;

•	allows real-time, two-way text communications, including broadcast text paging to all operators simultaneously;

•	searches, sorts and analyzes assets by drive time, idle time, location, status, group, maintenance condition and other parameters;

•	displays and prints predefined and ad hoc reports; and

•	allows remote access by management, customers and vendors through the Internet.

Additional Products

Battery ChaMP. Our Battery Charger Monitoring Point, which we refer to as Battery ChaMP, tracks data on industrial battery fast-charge and battery swap systems. The Battery ChaMP provides automatic data uploads, real-time system visibility and data collection for electric vehicle batteries and chargers. The Battery ChaMP:

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

Line Asset Communicator. Our Line Asset Communicator is a wireless messaging device that triggers automatic, real-time task requests via radio frequency. Our Line Asset Communicator is designed to automatically forward requests to the material handling resource that:

•	has been designated as capable of performing the work requested;

•	is available for work at the moment of request; and

•	is physically closest to the site where the work must be performed.

The Line Asset Communicator is a key component of our OptiKan system, an optimized, wireless, electronic "kanban" system. "Kanban" refers to a method of signaling for parts replenishment on an assembly line, popularized by Japanese automobile manufacturers to achieve "just in time" production efficiencies. Our OptiKan system is designed to (i) eliminate dependence on line-of-sight parts replenishment calls, which can optimize material handling efficiency by reducing vehicle travel and eliminating unnecessary down time and (ii) provide a more dynamic, intelligent allocation of tasks to the material handling workforce that feeds the assembly line, which can both increase the timeliness and accuracy of parts replenishment and significantly reduce indirect labor costs.

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

Sales and Marketing

Our sales and marketing objective is to achieve broad market penetration, with an emphasis both on expanding business opportunities with existing customers and on securing new customers. As of March 1, 2007, we had 12 employees devoted to sales and marketing and currently intend to expand our direct sales force to develop additional sales and marketing initiatives, including penetration of international markets.

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

We sell our systems to both executive and division-level management. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization. Ford, Walgreens, the U.S. Postal Service, Target and Wal-Mart Stores, Inc. are all examples of this progression.

•
Ford initially implemented our system at one plant in 1999, which led to a blanket purchase order to deploy our system across its North American operations. As of December 31, 2006, we had implemented our system on an aggregate of approximately 5,000 vehicles at 38 Ford facilities.

•
Walgreens initially deployed our system at a single distribution center in 2003 and, as of December 31, 2006, had deployed our system at eight distribution centers covering an aggregate of approximately 800 vehicles.

•
The U.S. Postal Service used the implementation of our system at one of its facilities to form the basis of a solicitation for competitive bids for a powered vehicle management system. Based on our proposal for that program, the U.S. Postal Service awarded us a national contract in 2004 to deploy our system at up to 460 U.S. Postal Service facilities nationwide. As of December 31, 2006, the U.S. Postal Service had placed orders for deployment of our system in 65 of its facilities.

•
Beginning in 2003, Target utilized our system on a limited number of vehicles at one of its facilities. After testing our product, Target placed orders with us to implement our system on more than 500 vehicles in Target’s distribution facilities across the United States.

•	Wal-Mart initially deployed our system at a single distribution center in 2005. After testing our system, Wal-Mart deployed our system in seven additional facilities.

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

Customers

We market and sell our wireless solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, aerospace and defense, homeland security and vehicle rental. Customers that have implemented our system include:

3M Company	Meijer, Inc.
Advanced Technology Institute	Nissan North America, Inc.
AeroVironment, Inc.	Northrop Grumman Corporation
American Axle & Manufacturing, Inc.	Premier Manufacturing Support Services, Inc.
Archer Daniels Midland Company	Rite Aid Corporation
Avis Rent A Car System, Inc.	Target Corporation
Canadian Tire Corporation, Limited	Toyota Motor Manufacturing Kentucky, Inc.
DaimlerChrysler Corp.	U.S. Department of Homeland Security
Deere & Company	U.S. Navy
Ford Motor Company	U.S. Postal Service
General Dynamics Corporation	Walgreen Co.
Golub Corporation	Wal-Mart Stores, Inc.
Longview Fibre Company	Weyerhauser Company
WinCo Foods, Inc.

During the year ended December 31, 2006, the U.S. Postal Service and Wal-Mart Stores, Inc. accounted for 61% and 14% of our revenues, respectively. During the year ended December 31, 2005, the U.S. Postal Service and Ford accounted for 45% and 18% of our revenues, respectively. No other customer accounted for greater than 10% of our net revenues during these periods.

We strive to establish long-term relationships with our customers in order to maximize opportunities for new application development and increased sales. Our relationship with the U.S. Postal Service, summarized below, illustrates this effort.

•
In 1995, under a U.S. Postal Service research and development contract, we finalized the development of our patented RFID-based asset tracking system and created a product called the FlexTag designed to track test packages through the U.S. mail distribution system.

•
In 1997, we deployed the FlexTag test mail tracking system across several U.S. Postal Service facilities and, at the same time, began developing a related system for tracking and managing the industrial trucks that operate in those facilities.

•	In 1998 and 1999, we deployed early versions of our Wireless Asset Net industrial vehicle management system at certain U.S. Postal Service facilities.

•	In 2003, we introduced an upgraded version of the Wireless Asset Net system at a U.S. Postal Service facility in Buffalo, New York.

•
In 2004, the U.S. Postal Service solicited bids for deployment of an enterprise-wide Powered Industrial Vehicle Management System (“PIVMS”), and subsequently awarded us a national contract to deploy our Wireless Asset Net technology as its PIVMS at up to 460 U.S. Postal Service facilities across the United States. As of December 31, 2006, we had implemented the PIVMS in 65 U.S. Postal Service facilities.

•	In 2006, the U.S. Postal Service awarded us a development contract to integrate automated material flow management and human resource planning capabilities into the PIVMS.

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

We distinguish ourselves from our competitors by focusing on two distinct applications - industrial fleet management and security, and rental fleet management. This focus has enabled us to direct product development efforts specifically suited for our target markets. Our on-asset device for industrial fleet management and security is designed to operate independently of other system components, allowing for continuous asset control and data gathering even when the vehicle is out of RF communication range. We believe that our proprietary technology as well as our experience in designing and developing products for our target markets distinguishes us within these markets.

In each of our markets, we encounter different competitors due to the competitive dynamics of each segment. In the industrial fleet management and security market, the wireless control, tracking and management of enterprise assets is relatively new. Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer subsets of our system capabilities or alternate approaches to the needs our products address. Those companies include both emerging companies with limited operating histories, such as Media Recovery and Access Control Group, and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Savi Technology, which was acquired by Lockheed Martin Company in June 2006, Symbol Technologies, which was acquired by Motorola, Inc. in January 2007, Intermec, Inc. and WhereNet Corp., which was acquired by Zebra Technologies Corporation in January 2007.

In the rental fleet management market, we compete primarily against handheld device companies that currently provide the solutions used by vehicle rental companies. Currently, our principal competitors in this market are handheld device providers, such as Motorola, and other RFID-focused companies, such as WhereNet. Although handheld device providers currently control the majority of the rental fleet market, we believe a shift to RFID represents a compelling opportunity for vehicle rental companies, given the potential for increased customer satisfaction and efficiency resulting from the use of an RFID system. Because of these potential benefits, we believe our focused RFID product development strategy, portfolio of intellectual property and proven system efficacy are key competitive advantages in this market.

Research and Development

As of March 1, 2007, including our executive vice president of engineering, our research and development group was comprised of 17 full-time employees. These employees have expertise in areas such as software and hardware design, wireless communications and mechanical and electrical engineering.

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

Our current research and development efforts are focused on:

•	continuing to add to the functionality and reduce the costs of our system;

•	expanding our system to meet the needs of potential markets and to provide new solutions to our customers; and

•	improving our core products by utilizing continuing advances in technology.

We spent $2.6 million (includes $723,000 of stock based compensation), $1.6 million and $1.2 million for research and development during years ended December 31, 2006, 2005 and 2004, respectively.

Intellectual Property

Patents

We attempt to protect our technology and products through the pursuit of patent protection in the United States and certain foreign jurisdictions. We have built a portfolio of patents and patent applications relating to aspects of our technology and products. We have four U.S. patents and eight pending U.S. patent applications. With the timely payment of all maintenance fees, our U.S. patent that covers our Wireless Asset Net system (U.S. Patent Number 5,682,142) expires on October 28, 2014, our U.S. patent that covers our rental car fleet management system (U.S. Patent Number 6,898,493) expires on April 6, 2020, our U.S. patent that covers our Wireless Asset Net system (U.S. Patent Number 7,165,040) expires on April 28, 2023), and our U.S. patent that covers our Wireless Asset Net system (U.S. Patent Number 7,171,381) expires on December 20, 2019.

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

U.S. Patent Number 7,165,040 and U.S. Patent Number 7,171,381, entitled “System and Method for Managing Remotely and Distantly Located Assets” and “System Architecture and Communications for an Asset Management System,” respectively, are directed toward protection for wireless, bi-directional communications between intelligent asset monitoring devices and central data processing nodes.  The patented systems enable monitoring and control of remote assets in environments where wireless communication networks are overburdened or not reliable. We have foreign patents in China, South Korea, Australia and Mexico covering our Wireless Asset Net system. We also have patent applications for our Wireless Asset Net system pending in Japan and Canada . Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of their foreign counterparts.

Trademarks

We have, or have applied for, trademark protection for I.D. Systems, Inc.®, Intelli-Listening®,  MAC™, Vehicle Asset Communicator®, Battery ChaMP™, ChaMP™ and Wireless Asset Net®.

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

Manufacturing

We outsource our hardware manufacturing operations to leading contract manufacturers, such as Flextronics International Ltd. This strategy enables us to focus on our core competencies — designing hardware and software systems and delivering solutions to customers — and avoid investing in capital-intensive electronics manufacturing infrastructure. Outsourcing also provides us with the ability to ramp up deliveries to meet increases in demand without increasing fixed expenses.

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

Due to the general availability of manufacturers for our products, we do not believe that the loss of any of our manufacturers would have a long-term material adverse effect on our business, although there could be a short-term adverse effect on our business.

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

Employees

As of March 1, 2007, we had 89 full-time employees, of which 36 are engaged in customer service, 17 in product development (which includes engineering), 9 in operations, 12 in sales and marketing, and 15 in finance and administration. None of our employees are represented by union or collective bargaining agreements. We believe that our relationships with our employees are good.

Available Information

Our website is “www.id-systems.com.” We make available on this website free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such information to, the Securities and Exchange Commission (“SEC”). We also make available on this website, free of charge, our Code of Ethics for Senior Financial Officers, which applies to our principal executive officer, principal financial officer and principal accounting officer.

Item 1A. Risk Factors

We have incurred significant losses and have a substantial accumulated deficit. If we cannot maintain our profitability, the market price of our common stock could decline significantly.

Although we generated net income of $851,000 and $398,000 for the years ended December 31, 2005 and 2004, respectively, we incurred net losses of approximately $1.6 million and $1.2 million for the years ended December 31, 2006 and 2003, respectively, and have incurred additional net losses since inception. At December 31, 2006, we had an accumulated deficit of approximately $12.2 million. Although during 2006, our revenues increased, our expenses also increased, primarily as a result of our adoption of SFAS No. 123(R) and the increase in payroll and related expenses due to the hiring of additional personnel. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not continue to grow as they have in the past, or if our operating expenses continue to increase, we may not be able to become profitable as we were in 2005 and 2004 and the market price of our common stock could decline significantly.

We are highly dependent upon sales of our Wireless Asset Net system to a few customers. The loss of any of these customers, or any material reduction in the amount of our products they purchase, could materially and adversely affect our financial condition and results of operations.

During the year ended December 31, 2006, the U.S. Postal Service and Wal-Mart Stores, Inc. accounted for 61% and 14% of our revenues, respectively. During the year ended December 31, 2005, the U.S. Postal Service and Ford accounted for 45% and 18% of our revenues, respectively. Some of these and other customers operate in markets that have suffered business downturns in the past few years or may so suffer in the future. The loss of or any material reduction in the amount of our products that these customers purchase, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

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

If we are unable to keep up with rapid technological change, we may be unable to meet the needs of our customers, which could materially and adversely affect our financial condition and results of operations and reduce our ability to grow our market share.

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

We have grown our business rapidly over the past few years. Between the fiscal years ended December 31, 2001 and 2006, our revenues increased at a compounded annual growth rate of 93%. We plan to significantly increase our operating expenses to expand our sales and marketing capabilities, broaden our customer support capabilities and fund greater levels of research and development. Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. To manage our expected growth, we will have to:

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

We rely on subcontractors to manufacture and deliver our products. Any quality or performance failures by our subcontractors or changes in their financial condition could disrupt our ability to supply quality products to our customers in a timely manner, resulting in business interruptions, increased costs, claims for damages, reputation damage and reduced revenue.

In order to meet the requirements under our contracts, we rely on subcontractors to manufacture and deliver our products to our customers. For example, during the year ended December 31, 2006, we relied on Flextronics International Ltd. for the purchase of approximately 38% of our components and finished goods. Any quality or performance failures by our subcontractors or changes in their financial or business condition could disrupt our ability to supply quality products to our customers in a timely manner. If we are unable to fulfill orders from our customers in a timely manner, we could experience business interruption, increased costs, damage to our reputation and loss of our customers. In addition, we may be subject to claims from our customers for failing to meet our contractual obligations. Although we have several sources for production, the inability to provide our products to our customers in a timely manner could result in the loss of customers and our revenues could be materially reduced. In addition, there is great competition for the most qualified and competent subcontractors. If we are unable to hire qualified subcontractors, the quality of our services and products could decline. Furthermore, third-party manufacturers in the electronic component industry are consolidating. The consolidation of third-party manufacturers may give remaining manufacturers greater leverage to increase the prices that they charge, thereby increasing our manufacturing costs. If we are unable to pass the increased costs onto our customers, our profitability could be materially and adversely affected.

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

We are dependent on the continued employment and performance of our executive officers, particularly Jeffrey M. Jagid, Chief Executive Officer, Kenneth S. Ehrman, Chief Operating Officer, Ned Mavrommatis, Chief Financial Officer, and Michael Ehrman, Executive Vice President Engineering. We currently do not have employment agreements with any of our executive officers. Like other companies in our industry, we face intense competition for qualified personnel. Many of our competitors have greater resources than we have to hire qualified personnel. Accordingly, if we are not successful in attracting or retaining qualified personnel in the future, our ability to manage our business could be materially and adversely affected.

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

Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer subsets of our system capabilities or alternate approaches to the needs our products address. Those companies include both emerging companies with limited operating histories, such as Media Recovery, Inc. and Access Control Group L.L.C., and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Savi Technology, Inc., which was acquired by Lockhead Martin Company in June 2006, Symbol Technologies, Inc., which was acquired by Motorola, Inc. in January 2007, Intermec, Inc. and WhereNet Corp, which was acquired by Zebra Technologies Corporation in January 2007.

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

We have not generated significant revenues outside of North America. As part of our growth strategy, we are seeking ways to expand our operations outside of North America by establishing offices overseas and developing relationships with global distributors to market and sell our systems internationally. For example, in October, 2006, we hired a salesperson in Düsseldorf, Germany to market and sell our systems in Europe. There are a number of risks inherent in doing business in such markets, including:

•	unexpected legal or regulatory changes;

•	unfavorable political or economic factors;

•	less developed infrastructure;

•	difficulties in recruiting and retaining personnel, and managing international operations;

•	fluctuations in foreign currency exchange rates;

•	lack of sufficient protection for intellectual property rights; and

•	potentially adverse tax consequences.

Until recently, we had no operations outside of North America, and we have limited experience establishing or operating businesses outside of North America. If we do not adequately anticipate and respond to the risks inherent in international operations, our operating results and the market price of our common stock could be materially and adversely affected. In addition, although we intend to expand our business outside of North America, there are risks associated with conducting an international operation, including the risks listed above, and such expansion may not be successful or have a positive effect on our financial condition and results of operations.

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

As of March 1, 2007, our executive officers and directors beneficially owned, in the aggregate, 8.4% of our outstanding common stock, not including 1,893,899 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We have 11,339,000 shares of common stock outstanding as of March 1, 2007, of which 10,383,000 shares are freely transferable without restriction and 956,000 shares are eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. In addition, as of March 1, 2007, options to purchase 2,792,000 shares of our common stock were issued and outstanding, of which 1,709,000 were vested. The remaining options will vest ratably over a five-year period measured from the date of grant. The weighted-average exercise price of the vested stock options is $5.81, which is substantially lower than the current market price of our common stock. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and administrative offices are located in Hackensack, New Jersey. In November 1999, we entered into a lease for this facility, covering approximately 22,500 square feet, that expires on March 31, 2010. The rent is currently $34,825 per month. During 2003, we entered into an agreement to sublease to a third party 6,270 square feet through the end of the lease. The sublease provides for monthly payments of $11,619, subject to adjustments for increases in real estate taxes and certain operating expenses. During January 2007, the Company released the subleasee from the sublease and will reassume the space in mid 2007.

Although we believe that our existing facilities are adequate for our current needs, if we expand our sales force and establish customer support and consulting services, as contemplated, we expect to lease or purchase additional space.

Item 3. Legal Proceedings

As of March 1, 2007, we were not involved in any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information. Our common stock is quoted on the Nasdaq National Market under the symbol “IDSY.” The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on such quotation system.

Quarter Ending	High	Low
2005
March 31, 2005	$18.50	$9.25
June 30, 2005	15.97	10.00
September 30, 2005	20.05	15.15
December 31, 2005	23.96	16.09

2006
March 31, 2006	$25.03	$19.40
June 30, 2006	25.84	16.21
September 30, 2006	23.84	15.14
December 31, 2006	23.59	18.00

Set forth below is a line-graph presentation comparing the cumulative shareholder return on our common stock on an indexed basis against the cumulative total returns of the Nasdaq Market Value Index and the Hemscott Industry Communication Equipment Group Index (consisting of 79 publicly traded communication equipment companies) (“Hemscott Group Index”) for the period from January 1, 2001 through December 31, 2006.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG I.D. SYSTEMS, INC., NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

DOLLARS
275
250
225
200
175
150
125
100
75
50
25
0
2001
2002
2003
2004
2005
2006
I.D. SYSTEMS, INC.
HEMSCOTT GROUP INDEX
NASDAQ MARKET INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

	Measurement Period - Fiscal Year Ending December 31,
Company/Index/Market	2001	2002	2003	2004	2005	2006
I.D. Systems, Inc	100.0	41.36	66.01	176.20	225.21	177.71
Hemscott Group Index	100.0	52.32	79.50	96.60	108.91	116.47
NASDAQ Market Index	100.0	69.75	104.88	113.70	116.19	128.12

(b) Holders. As of March 1, 2007, there were 22 registered holders of our common stock.

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

(d) Sales of Unregistered Securities.

None.

(e) Share Repurchases.

None.

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the five years ended December 31, 2006 derived from our audited financial statements. You should read the information in the table below together with the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and related notes and the other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
Statement of Operations Data:	2002	2003	2004	2005	2006
Revenues	$5,544,000	$7,959,000	$13,741,000	$19,004,000	$24,740,000
Cost of revenues	2,430,000	4,075,000	6,509,000	9,708,000	13,701,000

Gross profit	3,114,000	3,884,000	7,232,000	9,296,000	11,039,000
Operating expenses:
Selling, general and administrative	3,835,000	4,456,000	5,879,000	7,140,000	12,943,000
Research and development	938,000	891,000	1,234,000	1,625,000	2,639,000

Income (loss) from operations	(1,659,000)	(1,463,000)	119,000	531,000	(4,543,000)
Interest income	279,000	269,000	195,000	222,000	2,801,000
Interest expense	(4,000)	(59,000)	(63,000)	(53,000)	(29,000)
Other income		54,000	147,000	151,000	155,000

Net income (loss)	$(1,384,000)	$(1,199,000)	$398,000	$851,000	$(1,616,000)

Net income (loss) per share - basic	$(0.21)	$(0.17)	$0.05	$0.11	$(0.15)

Net income (loss) per share - diluted	$(0.21)	$(0.17)	$0.05	$0.09	$(0.15)

Weighted average common shares outstanding - basic	6,711,000	6,905,000	7,455,000	7,771,000	10,501,000

Weighted average common shares outstanding - diluted	6,711,000	6,905,000	8,783,000	9,332,000	10,501,000

Balance Sheet Data (at end of period):

Cash and cash equivalents	3,758,000	3,179,000	8,440,000	2,138,000	9,644,000

Marketable securities and short term investments	3,031,000	3,339,000	3,195,000	5,463,000	60,716,000

Total assets	12,947,000	13,470,000	17,159,000	19,840,000	84,905,000

Long-term debt	-	836,000	648,000	449,000	240,000

Total shareholders' equity (deficit)	11,413,000	10,979,000	13,572,000	15,166,000	81,284,000

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We sell our system to both executive and division-level management. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization. Ford, Walgreens, the U.S. Postal Service, Target and Wal-Mart Stores, Inc. are all examples of this progression.

•
Ford initially implemented our system at one plant in 1999, which led to a blanket purchase order to deploy our system across its North American operations. As of December 31, 2006, we had implemented our system on an aggregate of approximately 5,000 vehicles at 38 Ford facilities.

•
Walgreens initially deployed our system at a single distribution center in 2003 and, as of December 31, 2006, had deployed our system at eight distribution centers covering an aggregate of approximately 800 vehicles.

•
The U.S. Postal Service used the implementation of our system at one of its facilities in Buffalo, New York in 2003 to form the basis of a solicitation for competitive bids for a powered vehicle management system. Based on our proposal for that program, the U.S. Postal Service awarded us a national contract in 2004 to deploy our system at up to 460 U.S. Postal Service facilities nationwide. As of December 31, 2006, the U.S. Postal Service had placed orders for deployment of our system in 65 of its facilities.

•
Beginning in 2003, Target utilized our system on a limited number of vehicles at one of its facilities. After testing our product, Target placed orders with us to implement our system on more than 500 vehicles in Target’s distribution facilities across the United States.

•	Wal-Mart initially deployed our system at a single distribution center in 2005. After testing our system, Wal-Mart deployed our system in seven additional facilities.

We work closely with customers like these to help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments.

Although we generated net income of $851,000 and $398,000 for the years ended December 31, 2005 and 2004, respectively, we incurred net losses of approximately $1.6 million and $1.2 million for the years ended December 31, 2006 and 2003, respectively, and have incurred additional net losses since inception. At December 31, 2006, we had an accumulated deficit of approximately $12.2 million. Although during 2006, our revenue increased, our expenses also increased, primarily as a result of the adoption of SFAS No. 123(R) and the increase in payroll and related expenses due to the hiring of additional personnel.

During the year ended December 31, 2006, we generated revenues of $24.7 million, the U.S. Postal Service and Wal-Mart Stores, Inc. accounted for 61% and 14% of our revenues, respectively. During the year ended December 31, 2005, we generated revenues of $19.0 million, and the U.S. Postal Service and Ford accounted for 45% and 18% of our revenues, respectively.

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

Stock-Based Compensation

Prior to our fiscal year ended December 31, 2006, we accounted for stock-based employee compensation under Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaced SFAS 123 and superseded APB Opinion No. 25. Under the provisions of SFAS 123R, companies are generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date. On January 1, 2006, we adopted SFAS 123R, and have applied the modified prospective method such that periods prior to adoption have not been restated. Pursuant to SFAS No. 123(R), stock based compensation expense amounted to $2,975,000 for the fiscal year ended December 31, 2006. The total fair value of shares vested during the years ended December 31, 2004 and 2005 was $740,000 and $807,000, respectively.

Results of Operations

The following table sets forth certain items related to our statement of operations as a percentage of revenues for the periods indicated and should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended December 31,
	2004	2005	2006
Revenue:
Product	77.8%	78.4%	65.5%
Services	22.2	21.6	34.5
	100.0	100.0	100.0
Cost of Revenues:
Product cost of revenue	46.3	52.4	50.8
Service cost of revenue	51.1	46.2	64.1

Total Gross Profit	52.6	48.9	44.6

Selling, general and administrative expenses	42.8	37.6	52.3
Research and development expenses	9.0	8.6	10.7

Income (loss) from operations	0.8	2.8	(18.4)
Interest income	1.4	1.2	11.3
Interest expense	(0.4)	(0.3)	(0.0)
Other income	1.1	0.8	0.6

Net income (loss)	2.9%	4.5%	(6.5)%

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

REVENUES. Revenues increased by $5.7 million, or 30.2%, to $24.7 in 2006 from $19.0 million in 2005.

Revenues from product increased by $1.3 million, or 8.7%, to $16.2 million in 2006 from $14.9 million in the same period in 2005. The increase in product revenues was attributable primarily to increased sales of our wireless system for tracking and managing industrial vehicles to U.S. Postal Service and Wal-Mart Stores, Inc.

Revenues from service increased $4.4 million, or 108.2%, to $8.5 million in 2006 from $4.1 million in the same period in 2005. The increase in service revenues was attributable primarily to the increase in implementation services to the U.S. Postal Service.

COST OF REVENUES. Cost of revenues increased by $4.0 million, or 41.1%, to $13.7 million in 2006 from $9.7 million in 2005. Gross profit was $11.0 million in 2006 compared to $9.3 million in 2005. As a percentage of revenues, gross profit decreased to 44.6% in 2006 from 48.9% in 2005.

Cost of product increased by $413,000, or 5.3%, to $8.2 million in 2006 from $7.8 million in the same period in 2005. Gross profit from product revenue was $8.0 million in 2006 compared to $7.1 million in 2005. As a percentage of product revenues, gross profit increased to 49.2% in 2006 from 47.6% in 2005. Included in costs of revenues for 2005 was $480,000 of amortized capitalized costs associated with the application of the cost recovery method of revenue recognition. In accordance with the cost recovery method, these capitalized contract costs were reduced dollar for dollar by the amount of revenue recognized. Excluding the amortization of these capitalized contract costs, gross profit as a percentage of revenues would have been 50.2%

Cost of service increased by $3.6 million, or 189.2%, to $5.5 million in 2006 from $1.9 million in the same period in 2005. Gross profit from service revenue was $3.1 million in 2006 compared to $2.2 million in 2005. As a percentage of service revenues, gross profit decreased to 35.9% in 2006 from 53.8% in 2005. The decrease was primarily due to the hiring of third party subcontractors to perform implementation services at the U.S. Postal Service.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.8 million, or 81.3%, to $12.9 million in 2006 compared to $7.1 million in 2005. This increase was attributable primarily to (i) the adoption of SFAS No. 123(R) in which we expensed $2.2 million of the value of stock based employee compensation and (ii) the increase in payroll and related expenses due to the hiring of additional personnel to support our continued growth. As a percentage of revenues, selling, general and administrative, expenses increased to 52.3% in 2006 from 37.6% in 2005. We are currently expanding our direct sales force and intend to develop additional sales and marketing initiatives. As a result of such expansion, we expect our selling, general and administrative expenses to increase during 2007.

Research and Development Expenses. Research and development expenses increased $1.0 million, or 62.4%, to $2.6 million in 2006 from $1.6 million in 2005. This increase was attributable primarily to (i) the adoption of SFAS No. 123(R) in which we expensed $723,000 of the value of stock based employee compensation and (ii) the increase in payroll and payroll related expenses. As a percentage of revenues, research and development expenses increased to 10.7% in 2006 from 8.6% in 2005. We intend to expand our research and development activities in order to continue to add to the functionality and reduce the costs of our system, to expand our system to meet the needs of new markets and provide new solutions to our customers; and to improve our core products by utilizing continuing advances in technology. As a result of such activities, we expect our research and development expenses to increase during 2007.

Interest Income. Interest income increased $2.6 million, or 1,161.7%, to $2.8 million in 2006 from $222,000 in 2005. This increase was attributable primarily to the increase in cash and cash equivalents and investments resulting from the proceeds received in connection with the public offering completed by us in March 2006.

Interest Expense. Interest expense decreased $24,000, or 45.3%, to $29,000 in 2006 from $53,000 in 2005. The decrease was attributable to a reduction in the principal amount of our outstanding debt in 2006.

Other Income. Other income, which increased slightly to $155,000 in 2006 from $151,000 in 2005, reflects rental income earned from a sublease arrangement. During January 2007, we released the sublease from the sublease and will reassume the space in mid 2007.

Net Income (Loss). Net loss was $1.6 million or $(0.15) per basic and diluted share in the year ended December 31, 2006 as compared to net income of $851,000 or $0.11 per basic and $0.09 per diluted share for the year ended December 31, 2005. The increase in net loss was due primarily to the reasons described above.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

REVENUES. Revenues increased by $5.3 million, or 38.3%, to $19.0 in 2005 from $13.7 million in 2004.

Revenues from product increased by $4.2 million, or 39.3%, to $14.9 million in 2005 from $10.7 million in the same period in 2004. The increase in product revenues was attributable primarily to increased sales of our wireless system for tracking and managing industrial vehicles to our customers, including the U.S. Postal Service and Walgreens.

Revenues from service increased $1.1 million, or 34.7%, to $4.1 million in 2005 from $3.0 million in the same period in 2004. The increase in service revenues was attributable primarily to the increase in implementation services to the US Postal Service.

COST OF REVENUES. Cost of revenues increased by $3.2 million, or 49.1%, to $9.7 million in 2005 from $6.5 million in 2004. Gross profit was $9.3 million in 2005 compared to $7.2 million in 2004. As a percentage of revenues, gross profit decreased to 48.9% in 2005 from 52.6% in 2004.

Cost of product increased by $2.9 million, or 57.8%, to $7.8 million in 2005 from $5.0 million in the same period in 2004. Gross profit from product revenue was $7.1 million in 2005 compared to $5.7 million in 2004. As a percentage of product revenues, gross profit decreased to 47.6% in 2005 from 53.7% in 2004. The decrease is attributable to an increase to the inventory reserve of $105,000 in 2005, in addition, included in costs of revenues for 2005 and 2004 was $480,000 and $400,000, respectively, of amortized capitalized costs associated with the application of the cost recovery method of revenue recognition. In accordance with the cost recovery method, these capitalized contract costs were reduced dollar for dollar by the amount of revenue recognized.

Cost of service increased by $335,000, or 21.5%, to $1.9 million in 2005 from $1.6 million in the same period in 2004. Gross profit from service revenue was $2.2 million in 2005 compared to $1.5 million in 2004. As a percentage of service revenues, gross profit increased to 53.8% in 2005 from 48.9% in 2004.

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

Liquidity and Capital Resources

Historically, our capital requirements have been funded from cash flow generated from our business and net proceeds from the issuance of our securities, including the issuance of our common stock upon the exercise of options and warrants. As of December 31, 2006, we had cash, cash equivalents and marketable securities of $70.4 million and working capital of $80.0 million compared to $7.6 million and $13.9 million, respectively, as of December 31, 2005.

Operating Activities

Net cash used in operating activities was $1.1 million for the year ended December 31, 2006 compared to net cash used in operating activities of $4.1 million in the year ended December 31, 2005. The decrease was due primarily to a significant decrease in accounts receivable resulting from improved collections, offset by (i) an increase in net loss, (ii) an increase in finished goods inventory manufactured to meet anticipated customer orders and (iii) an increase to accounts payable and accrued expenses attributable to an increase to operating expenses.

Net cash used in operating activities was $4.1 million for the year ended December 31, 2005 compared to net cash provided by operating activities of $1.6 million for the year ended December 31, 2004. The increase in net cash used in operating activities was due primarily to an increase in accounts receivable resulting from an increase in our revenues in 2005, unbilled receivables under our contract with the U.S. Postal Service and an increase in inventory.

Investing Activities

Net cash used in investing activities was $56.0 million for the year ended December 31, 2006 compared to net cash used in investing activities of $2.8 million for the year ended December 31, 2005. The increase was due primarily to a significant increase in the purchase of investments with the net proceeds received in connection with the public offering that was completed by us in March 2006.

Net cash used in investing activities was $2.8 million for the year ended December 31, 2005 compared to net cash provided by investing activities of $1.7 million for the year ended December 31, 2004. The increase in net cash used in investing activities was due primarily to a $4.7 million increase in the purchase of investments in 2005 compared to the same period in 2004, which was partially offset by an increase in the maturity of investments.

Financing Activities

Net cash provided by financing activities was $64.5 million for the year ended December 31, 2006 compared to $544,000 for the year ended December 31, 2005. The increase was due primarily to the proceeds received in connection with the public offering that was completed by us in March 2006.

Net cash provided by financing activities was $544,000 for the year ended December 31, 2005 compared to $1.9 million for the year ended December 31, 2004. The decrease was due primarily to a decrease in the proceeds received in connection with the exercise of stock options and warrants in 2005 compared to the same period in 2004.

Capital Requirements

We believe that with the proceeds received from our public offering that was completed by us in March 2006, the cash we have on hand and operating cash flows we expect to generate, we will have sufficient funds available to cover our capital requirements for at least the next 12 months.

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

Line of Credit and Term Loan

We have a working capital line of credit, with maximum borrowings of $500,000. Interest is set at the 30 day LIBOR Market Index Rate plus 1.75% is payable monthly. At December 31, 2005 and 2006, we had no outstanding balance under this line of credit.

In January 2003, we closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan’s floating interest expense the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term. The loan is secured by all our assets and we are in compliance with the covenants under the term loan. The fair value of the interest rate swap is not material our financial condition or results of operations.

Maturities of long-term debt are as follows:

As of December 31, 2006, maturities of long-term debt were as follows:

2007	$221,000
2008	19,000
$240,000

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2006:

	Payment due by Period
	Total	Less than one year	1 to 3 years	3 to 5 years	After 5 years
Long-Term Debt Obligations	$240,000	$221,000	$19,000	$--	$--
Operating Leases	1,358,000	418,000	836,000	104,000	--

Total Contractual Cash Obligations	$1,598,000	$639,000	$855,000	$104,000	$--

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

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, and addresses issues raised in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not believe we will be materially affected by the adoption of SFAS No. 155.

In June 2006, the FASB issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109", regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year. We are assessing the impact the adoption of SFAS No. 157 will have on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, "Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements".   SAB No. 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a "restatement process" where prior financials would be amended. Our adoption of SAB 108 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the form of interest rate changes and changes in corporate tax rates. Both risks are currently immaterial to us.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements as of December 31, 2004, 2005 and 2006

Report of Independent Registered Public Accounting Firm	41
Balance Sheets at December 31, 2005 and 2006	42
Statements of Operations for the Years
Ended December 31, 2004, 2005 and 2006	43
Statements of Changes in Stockholders' Equity for the Years
Ended December 31, 2004, 2005 and 2006	44
Statements of Cash Flows for the Years
Ended December 31, 2004, 2005 and 2006	45
Notes to the Financial Statements	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
I.D. Systems, Inc.

We have audited the accompanying balance sheets of I.D. Systems, Inc. as of December 31, 2005 and 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2004, 2005 and 2006. Our audits also included the financial statement schedule II - Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of I.D. Systems, Inc. as of December 31, 2005 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2004, 2005 and 2006, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the financial statements, taken as a whole, presents fairly, in all material respects, the information stated therein.

As discussed in Note B to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment" applying the modified - prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of I.D. Systems, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Eisner LLP

New York, New York
March 14, 2007

 I.D. SYSTEMS, INC.
Balance Sheets

	As of December 31,

ASSETS	2005	2006
Current assets:
Cash and cash equivalents	$2,138,000	$9,644,000
Marketable securities	5,463,000	60,716,000
Accounts receivable, net	6,068,000	5,101,000
Unbilled receivables	1,293,000	1,042,000
Inventory	2,952,000	6,430,000
Investment in sales type leases	34,000	--
Interest receivable	--	179,000
Officer loan	11,000	8,000
Prepaid expenses and other current assets	140,000	271,000

Total current assets	18,099,000	83,391,000

Fixed assets, net	1,159,000	1,394,000
Investment in sales type leases	433,000	--
Officer loan	8,000	--
Deferred contract costs	53,000	33,000
Other assets	88,000	87,000

	$19,840,000	$84,905,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$3,881,000	$2,950,000
Current portion of long term debt	209,000	221,000
Deferred revenue	155,000	221,000

Total current liabilities	4,245,000	3,392,000

Long term debt	240,000	19,000
Deferred revenue	90,000	133,000
Deferred rent	99,000	77,000

	4,674,000	3,621,000
Commitments and Contingencies (Note J)

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued
Common stock; authorized 50,000,000 shares, $0.01 par value; issued and outstanding 7,851,000 and 11,337,000 shares at December 31, 2005 and 2006, respectively	79,000	113,000
Additional paid-in capital	25,735,000	93,423,000
Accumulated deficit	(10,535,000)	(12,151,000)
Comprehensive income	--	12,000
	15,279,000	81,397,000
Treasury stock; 40,000 shares at cost	(113,000)	(113,000)
Total stockholders’ equity	15,166,000	81,284,000
Total liabilities and stockholders’ equity	$19,840,000	$84,905,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.
Statements of Operations

	Year Ended December 31,
	2004	2005	2006

Revenue:
Product	$10,697,000	$14,905,000	$16,205,000
Service	3,044,000	4,099,000	8,535,000
	13,741,000	19,004,000	24,740,000
Cost of Revenue:
Cost of product	4,952,000	7,816,000	8,229,000
Cost of service	1,557,000	1,892,000	5,472,000
	6,509,000	9,708,000	13,701,000

Gross Profit	7,232,000	9,296,000	11,039,000

Operating expenses:
Selling, general and administrative expenses	5,879,000	7,140,000	12,943,000
Research and development expenses	1,234,000	1,625,000	2,639,000

	7,113,000	8,765,000	15,582,000

Income (loss) from operations	119,000	531,000	(4,543,000)
Interest income	195,000	222,000	2,801,000
Interest expense	(63,000)	(53,000)	(29,000)
Other income	147,000	151,000	155,000

Net income (loss)	$398,000	$851,000	$(1,616,000)

Net income (loss) per share - basic	$0.05	$0.11	$(0.15)

Net income (loss) per share - diluted	$0.05	$0.09	$(0.15)

Weighted average common shares outstanding - basic	7,455,000	7,771,000	10,501,000

Weighted average common shares outstanding - diluted	8,783,000	9,332,000	10,501,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.
Statements of Changes in Stockholders' Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2004	7,097,000	$71,000	$22,804.000	$(11,784,000)	--	$(113,000)	$10,978,000
Net income				398,000			398,000
Comprehensive income (loss) - unrealized gain (loss) on investments					--		--
Total comprehensive income				398,000	--		398,000
Shares issued pursuant to exercise
of stock options	444,000	4,000	1,167,000				1,171,000
Shares issued pursuant to exercise
of warrants	149,000	2,000	1,023,000				1,025,000

Balance at December 31, 2004	7,690,000	$77,000	$24,994,000	$(11,386,000)	--	$(113,000)	$13,572,000

Net income				851,000			851,000
Comprehensive income (loss) - unrealized gain(loss) on investments					-
Total comprehensive income				851,000	-		851,000
Shares issued pursuant to exercise of stock options	161,000	2,000	741,000				743,000

Balance at December 31, 2005	7,851,000	$79,000	$25,735,000	$(10,535,000)	--	$(113,000)	$15,166,000

Net loss				(1,616,000)			(1,616,000)
Comprehensive income - unrealized gain on investments					12,000		12,000
Total comprehensive loss				(1,616,000)	12,000		(1,604,000)
Shares issued pursuant to exercise
of stock options	200,000	2,000	784,000				786,000
Shares issued pursuant to a public
offering	2,750,000	28,000	55,500,000				55,528,000
Shares issued pursuant to exercise
of overallotment options related to public offering	413,000	4,000	8,429,000				8,433,000
Issuance of restricted stock	91,000		478,000				478,000
Issuance of performance shares	32,000		602,000				602,000
Stock based compensation - options			1,895,000				1,895,000

Balance at December 31, 2006	11,337,000	$113,000	$93,423,000	$(12,151,000)	$12,000	$(113,000)	$81,284,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.
Statements of Cash Flows
	Year Ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income (loss)	$398,000	$851,000	$(1,616,000)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Inventory reserve	--	105,000	100,000
Accrued interest income	119,000	42,000	(165,000)
Stock based compensation	--	--	2,975,000
Depreciation and amortization	255,000	362,000	468,000
Deferred rent expense	23,000	(13,000)	(22,000)
Deferred revenue	(88,000)	(41,000)	109,000
Provision for uncollectible accounts	(12,000)	20,000	211,000
Deferred contract costs	199,000	423,000	20,000
Unrealized gain on investments	--	--	12,000
Changes in:
Accounts receivable	784,000	(4,656,000)	756,000
Unbilled receivables	(402,000)	(891,000)	251,000
Inventory	(1,063,000)	(1,318,000)	(3,578,000)
Prepaid expenses and other assets	(87,000)	85,000	(130,000)
Investment in sales type leases	37,000	(394,000)	467,000
Accounts payable and accrued expenses	1,485,000	1,340,000	(931,000)
Net cash (used in) provided by operating activities	1,648,000	(4,085,000)	(1,073,000)

Cash flows from investing activities:
Purchase of fixed assets	(419,000)	(512,000)	(703,000)
Purchase of investments	(1,235,000)	(5,963,000)	(68,481,000)
Maturities of investments	3,385,000	3,703,000	13,214,000
Collection of officer loan	11,000	11,000	11,000
Net cash provided by (used in) investing activities	1,742,000	(2,761,000)	(55,959,000)

Cash flows from financing activities:
Repayment of term loan	(188,000)	(199,000)	(209,000)
Repayment of line of credit	(137,000)	--	--
Proceeds from exercise of stock options	1,171,000	743,000	786,000
Net proceeds from public offering	--	--	63,961,000
Proceeds from exercise of warrants	1,025,000	--	--
Net cash provided by financing activities	1,871,000	544,000	64,538,000

Net increase (decrease) in cash and cash equivalents	5,261,000	(6,302,000)	7,506,000
Cash and cash equivalents ~~-~~ beginning of period	3,179,000	8,440,000	2,138,000
Cash and cash equivalents ~~-~~ end of period	$8,440,000	$2,138,000	$9,644,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$63,000	$53,000	$29,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2006

NOTE A - THE COMPANY

I.D. Systems, Inc. (the "Company") designs, develops and produces innovative wireless monitoring and tracking products that utilize its patented radio-frequency-based system. The Company's products provide features enabling users to improve operating efficiencies and reduce costs by monitoring the use of corporate assets. The Company outsources its hardware manufacturing operations to contract manufacturers. The Company was incorporated in Delaware in 1993 and commenced operations in January 1994.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We continually evaluate estimates used in the preparation of the financial statements for reasonableness. The significant areas of estimation include collectability of accounts receivable, sales returns, recoverability of inventory, realization of deferred tax assets, useful lives, impairment of tangible and intangible assets, and present value calculations in sales type leases.

[2]   Cash and cash equivalents:

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

[3]   Marketable securities:

The Company has marketable debt and equity securities, which are classified as either available for sale securities or held to maturity securities, depending on management’s investment intentions relating to these securities. Available for sale securities are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). Investments categorized as held to maturity securities are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature

[4]   Inventory:

Inventory, which consists of components for the Company's products and finished goods to be shipped to customers under existing orders, is stated at the lower of cost or market using the first-in first-out method. At December 31, 2005 and 2006 the Company’s inventory consisted of components of approximately $327,000 and $465,000 and finished goods of approximately $2,625,000 and $5,965,000, respectively.

[5]	Unbilled receivables and deferred revenue:

Under certain customer contracts the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include upon receipt of purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. The difference between revenue recognized for financial reporting purposes, and amounts invoiced is recorded as unbilled receivables or deferred revenue. As of December 31, 2005 and 2006, unbilled receivables were $1,293,000 and $1,042,000, respectively and deferred revenue was $245,000 and $354,000, respectively.

[6]   Fixed assets and depreciation:

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases, or their estimated useful lives, whichever is shorter.

[7]   Long-lived assets:

The Company evaluates impairment losses on its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”. In the evaluation, the Company compares the carrying values of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than the carrying amount an impairment loss is recognized equal to the difference between the assets fair value and their carrying value. For the years ended December 31, 2004, 2005 and 2006, the Company has not incurred an impairment charge.

[8]   Research and development:

Research and development costs are charged to expense as incurred.

[9]   Patent costs:

Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[10]        Revenue recognition:

The Company's revenue is derived from contracts with multiple element arrangements, which include the Company's system, training and technical support. Revenue is recognized as each element is earned based on the selling price of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company's system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, persuasive evidence of an arrangement exists, sales price is fixed and determinable, collectibility is reasonably assured and contractual obligations have been satisfied. Training and technical support revenue are generally recognized at time of performance.

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

[11]        Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. The Company did not make any contributions to the plan during the years ended December 31, 2004, 2005 and 2006.

[12]        Rent expense:

Expense related to the Company's facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amounts required to be paid in accordance with the lease term is recorded as deferred rent and is amortized over the lease term.

[13]        Stock-based compensation:

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date.

Prior to adopting SFAS 123R, the Company accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation cost was recognized in the statement of operations for the years ended December 31 2004 and 2005, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on date of grant. The Company has applied the modified prospective transition method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. As a result of adoption, stock based compensation expense of $2,975,000 was recorded for the year ended December 31, 2006, resulting in a corresponding increase in loss from operations and net loss and a reduction of $0.28 per basic and $ 0.26 per diluted share for the year ended December 31, 2006.

SFAS 123R requires companies to estimate the fair value of share based payment awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s statement of operations. SFAS 123 requires forfeitures to be estimated at the time of grant in order to estimate the amount of share based awards that will ultimately vest. The estimate is based on the Company’s historical rates of forfeitures. Share based compensation expense recognized by the Company in 2006 includes (i) compensation expense for share based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. This is based on awards ultimately expected to vest and hence it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. SFAS 123R also requires estimated forfeitures to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table illustrates the effect on reported net income and earnings per share if the fair value based method had been applied to the prior periods.

	December 31,
	2004	2005
Reported net income	$398,000	$851,000
Stock-based employee compensation expense included in reported net income, net of related tax effects	0	0
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(1,187,000)	(1,612,000)

Pro forma net loss	$(789,000)	$(761,000)

Net income (loss) per share basic
As reported	$0.05	$0.11

Pro forma	$(0.11)	$(0.10)

Net income (loss) per share diluted

As reported	$0.05	$0.09

Pro forma	$(0.11)	$(0.10)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	December 31,
	2004	2005	2006

Expected volatility	52%	51%	60%
Expected life of options	5 years	5 years	5 years
Risk free interest rate	3%	4%	5%
Dividend yield	0%	0%	0%

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

[15]         Net income (loss) per share:

	December 31,
	2004	2005	2006
Basic income (loss) per share
Net income (loss)	$398,000	$851,000	$(1,616,000)

Weighted average shares outstanding	7,455,000	7,771,000	10,501,000

Basic income (loss) per share	$0.05	$0.11	$(0.15)

Diluted income (loss) per share

Net income (loss)	$398,000	$851,000	$(1,616,000)

Weighted average shares outstanding	7,455,000	7,771,000	10,501,000

Dilutive effect of stock options	1,328,000	1,561,000	--

Weighted average shares outstanding, diluted	8,783,000	9,332,000	10,501,000

Diluted income (loss) per share	$0.05	$0.09	$(0.15)

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Options to purchase 69,000 and 136,000 shares of common stock were outstanding during the years ended December 31, 2004 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the year ended December 31, 2006, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options of 2,784,000, would have been anti-dilutive.

 [16]       Financial instruments:

The carrying amounts of cash equivalents, accounts receivable, marketable securities, and other liabilities approximate their fair values due to the short period to maturity of these instruments. The carrying amounts of investment in sales-type leases and installment receivable - noncurrent portion approximate their fair value due to the market rate of interest charged to customers.

[17]        Advertising and Marketing Expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2004, 2005 and 2006 amounted to $99,000, $143,000 and $217,000 respectively.

[18]        Reclassifications:

Certain prior year amounts have reclassified to conform with the current year presentation.

[19]         Recently Issued Accounting Pronouncements:

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, and addresses issues raised in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe it will be materially affected by the adoption of SFAS No. 155.

In June 2006, the FASB issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109", regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company's 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, "Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements".   SAB No. 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a "restatement process" where prior financials would be amended. The Company’s adoption of SAB 108 did not have a material impact on its financial statements.

NOTE C - MARKETABLE SECURITIES

The Company has marketable debt and equity securities, which are classified as either available for sale or held to maturity, depending on management’s investment intentions relating to these securities. Available for sale securities are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company primarily invests in high credit quality Auction Rate Certificates issued by counties, cities, states, other municipal entities, not-for-profits and corporations. These Auction Rate Certificates reset every 28 days giving the Company the ability to readily convert these instruments in to cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, we have classified all marketable securities as current assets in the accompanying balance sheets.

The cost, gross unrealized gains (losses) and fair value of available for sale and held to maturity securities by major security type at December 31, 2005 and 2006 were as follows:

		Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gain	Loss	Value

Available for sale securities:

State bonds	$4,350,000	-	-	$4,350,000
Mutual funds	745,000	-	-	745,000
Certificates of deposit	368,000			368,000
Total available for sale securities	5,463,000	-	-	5,463,000

Total marketable securities	$5,463,000	-	-	$5,463,000

		Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gain	Loss	Value

Available for sale securities:

Government agency bonds	$6,662,000	$11,000	-	$6,673,000
State bonds	36,550,000	-	-	36,550,000
Corporate bonds	261,000	1,000	-	262,000
Mutual funds	3,257,000	-	-	3,257,000
Total available for sale securities	46,730,000	12,000	-	46,742,000

Held to maturity securities:
Certificates of deposit	190,000	-	-	190,000
Government agency bonds	9,255,000	-	-	9,255,000
Corporate bonds	4,529,000	-	-	4,529,000
Total held to maturity securities	13,974,000	-	-	13,974,000

Total marketable securities	$60,704,000	$12,000	-	$60,716,000

NOTE D - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and at December 31, 2005 and 2006, are summarized as follows:

	As of December 31,
	2005	2006
Equipment	$648,000	$1,059,000
Computer software	453,000	475,000
Computer hardware	383,000	531,000
Furniture and fixtures	206,000	206,000
Leasehold improvements	447,000	447,000

	2,137,000	2,718,000
Accumulated depreciation and amortization	(978,000)	(1,324,000)

	$1,159,000	$1,394,000

Depreciation expense was $203,000, $310,000 and $416,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

NOTE E - OFFICER LOAN

In June 2002, the Company loaned $56,000 to an officer. The loan is payable together with interest of 4% in semi-monthly installments of $500 through August 2007. At December 31, 2005 and 2006, $19,000 and $8,000 is due to the Company, respectively. The loan is fully payable upon demand and is due if the employee is terminated from the Company for any reason. This loan was made prior to the enactment of the Sarbanes-Oxley Act of 2002. The Company is prohibited from making any loans to officers in the future.

NOTE F - LINE OF CREDIT

The Company has a working capital line of credit, with maximum borrowings of $500,000. Interest is set at the 30 day LIBOR Market Index Rate plus 1.75% is payable monthly. At December 31, 2005 and 2006 the Company has no outstanding balance under this line of credit.

NOTE G - LONG TERM DEBT

In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan’s floating interest expense the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term. The loan is secured by all the assets of the Company and the Company is in compliance with the covenants under the term loan. The fair value of the interest rate swap is not material to the Company’s financial condition or results of operations.

Maturities of long-term debt are as follows:

Year Ending
December 31,

2007	$221,000
2008	19,000
$240,000

NOTE H - STOCKHOLDERS' EQUITY

[1]   Common stock:

On March 15, 2006, the Company completed the sale of 2,750,000 shares of its common stock in a public offering. In connection therewith, the Company received net proceeds of approximately $55,528,000.

On March 28, 2006, the Company completed the sale of 412,500 shares of its common stock pursuant to the full exercise by the underwriters of their over-allotment option granted in connection with the Company's public offering of its common stock. In connection therewith, the Company received net proceeds of approximately $8,433,000.

At the Company’s Annual Meeting of Stockholders, held on June 9, 2006, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the aggregate number of authorized shares of the Company’s common stock from 15,000,000 shares to 50,000,000 shares.

[2]   Preferred stock:

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock. The Company's Board of Directors has the authority to issue shares of preferred stock and to determine the price and terms of those shares.

 [3]   Stock options:

The Company has adopted the 1995 Stock Option Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company has also adopted the 1999 Stock Option Plan, pursuant to which the Company may grant options and stock awards to purchase up to 2,813,000 shares of common stock and the 1999 Director Option Plan, pursuant to which the Company may grant options to purchase up to 600,000 shares of common stock. The Plans are administered by the Board of Directors, which has the authority to determine the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

A summary of the status of the Company's stock option plans as of December 31, 2004, 2005 and 2006 and changes during the years then ended, is presented below:

	2004		2005		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	2,129,000	$3.74	2,291,000	$5.04	2,730,000	$6.94
Granted	713,000	7.85	677,000	13.10	388,000	21.30
Exercised	(444,000)	2.63	(161,000)	4.61	(200,000)	3.92
Forfeited	(107,000)	7.96	(77,000)	9.30	(134,000)	10.94

Outstanding at end of year	2,291,000	$5.04	2,730,000	$6.94	2,784,000	$8.97

Exercisable at end of year	1,100,000	$3.61	1,320,000	$4.27	1,535,000	$5.49

The following table summarizes information about stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Outstanding	Price

1.20	542,000	3 years	$1.20	542,000	$1.20
2.31 - 3.81	151,000	6 years	2.93	80,000	3.02
4.07 - 7.05	1,198,000	8 years	5.71	258,000	5.32
7.56 - 18.90	400,000	6 years	9.02	220,000	7.77

	2,291,000	5 years	5.04	1,100,000	3.61

The following table summarizes information about stock options at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Outstanding	Price

1.20	525,000	2 years	$1.20	525,000	$1.20
2.31 - 3.81	103,000	5 years	2.86	80,000	2.97
4.07 - 7.05	1,070,000	7 years	5.70	412,000	5.46
7.56 - 20.37	1,032,000	8 years	11.56	303,000	8.33

	2,730,000	6 years	6.94	1,320,000	4.27

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about stock options at December 31, 2006:

		Options Outstanding			Options Exerciseable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

1.20 - 3.81	500,000	2 years	$1.48		500,000	$1.48
4.07 - 10.0	1,257,000	6 years	6.11		869,000	6.17
10.25 - 19.94	727,000	8 years	13.59		157,000	13.55
20.06 - 25.38	300,000	9 years	22.24		9,000	23.88

	2,784,000	6 years	$8.97	$27,418,000	1,535,000	$5.49	$20,458,000

The weighted average fair value of options granted during the years ended December 31, 2004, 2005 and 2006 were $3.74, $7.02 and $11.88, respectively. The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was $3,034,000, $1,327,000 and $3,601,000, respectively.

A summary of the status of the Company's non-ovested stock options as of December 31, 2006 and changes during the year then ended, is presented below:

		Weighted
		Average
	Non-vested Shares	Grant Date Fair Value

Non-vested at January 1, 2006	1,410,000	$4.92
Granted	388,000	11.89
Vested	(415,000)	4.59
Forfeited	(134,000)	5.67

Non-vested at December 31, 2006	1,249,000	$7.11

As of December 31, 2006, there was $6,515,000 of total unrecognized compensation costs related to non-vested options granted under the plans. That cost is expected to be recognized over a weighted average period of 5.22 years

[4]   Restricted stock awards and performance shares:

As of December 31, 2006, there were 91,000 shares of restricted stock awards that were granted to key employees pursuant to the 1999 Stock Option Plan during 2006. The restricted stock awards are subject to a two year restriction period commencing on the date of grant. These restricted stock awards are subject to forfeiture if the employee is not employed by the Company. For the year ended December 31, 2006, the Company recorded a $478,000 stock based compensation expense in connection with the restricted stock awards. As of December 31, 2006, there was $1,251,000 of total unrecognized compensation cost related to non-vested shares. The cost is expected to be recognized over the next two years.

In June 2006, the Compensation Committee granted 85,000 performance shares to key employees pursuant to the 1999 Stock Option Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of revenue and gross margin levels during a two-year performance period. If the performance criterion is not met during that two year period, then the performance shares will not vest and will automatically be returned to the Plan. If the performance trigger is met, then the shares will be issued to the employees. For the year ended December 31, 2006, performance criteria was met for 31,875 shares which were subsequently issued in 2007 and 10,625 performance shares were returned to the plan. For the year ended December 31, 2006, the Company recorded $602,000 of stock based compensation expense in connection with the performance shares.

NOTE I - INCOME TAXES

At December 31, 2006, the Company has an aggregate net operating loss carryforward of approximately $18,207,000 for United States federal income tax purposes and certain state and local income tax purposes of which $3,398,000 relates to stock options for which there were no compensation charges for financial reporting. Accordingly, any future benefit would be credited to additional paid-in capital.  The Company has not included this amount in deferred tax assets.  Substantially all of the net operating loss carryforwards expire from 2020 through 2025 for federal purposes and from 2007 through 2012 for state purposes.  The net operating loss carryforwards maybe limited to use in any particular year based on Internal Revenue Code sections related to change of ownership restrictions.  In addition, future stock issuances may subject the Company to annual limitiations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

The Company has a deferred tax asset of approximately $6,442,000 and $6,904,000 at December 31, 2005 and 2006, respectively.  The increase in the deferred tax asset is primarily attributed to $2,975,000  of stock based compensation expensed during 2006 in accordance with SFAS 123R.  There were no other significant temporary differences between financial and tax reporting.

The Company has elected to use the incremental approach for financial statement purposes. Under which the Company will elect to utilize net operating loss carry forwards before utilizing excess benefit from exercise of options during the current year.  The Company has provided a valuation allowance against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.  The valuation allowance increased during 2004, 2005 and 2006 by $1,045,000 and $129,000 and $462,000, respectively.

 The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations is attributable to the following:

	Year Ended December 31,
	2004	2005	2006

Income tax expense (benefit) at the federal statutory rate	$135,000	$289,000	$(549,000)
State and local income taxes, net of effect on federal taxes	(129,000)	(20,000)	(81,000)
Increase in valuation allowance	1,045,000	129,000	462,000
Fixed assets accumulated book/tax difference - prior year	-	-	117,000
Stock options	(1,031,000)	(451,000)	-
Other	(20,000)	53,000	51,000

	$0	$0	$0

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]   Operating leases:

The Company is obligated under an operating lease for its facility. The Company's operating lease provides for minimum annual rental payments as follows:

Year Ending
December 31,

2007	$418,000
2008	418,000
2009	418,000
2010	104,000

$1,358,000

The office lease, which expires in 2010, also provides for escalations relating to increases in real estate taxes and certain operating expenses. Expenses relating to operating leases aggregated approximately $409,000, $398,000 and $396,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

During 2003, the Company entered into an agreement to sublease a portion of its space through the end of the lease. The sublease provides for monthly payments of approximately $12,000 and also provides for escalations relating to increases in real estate taxes and certain operating expenses. Other income of $147,000, $151,000 and $155,000 for the years ended December 31, 2004, 2005 and 2006, respectively reflects rent received by the Company under the sublease. During January 2007, the Company released the subleasee from the sublease and will reassume the space in mid 2007.

[2]   Concentration of customers:

Two customers accounted for 61% and 14%, respectively, of the Company’s revenue during the year ended December 31, 2006. One of these customers accounted for 47% of the Company’s accounts receivable and unbilled receivables at December 31, 2006.

Two customers accounted for 45% and 18%, respectively, of the Company’s revenue during the year ended December 31, 2005. One of these customers accounted for 72% of the Company’s accounts receivable and unbilled receivables at December 31, 2005.

Three customers accounted for 49%, 15%, and 12%, respectively, of the Company’s revenue during the year ended December 31, 2004.

[3]   Concentration of vendors:

One vendor accounted for 38% of the Company’s purchases during the year ended December 31, 2006. The same vendor accounted for 11% of the Company’s accounts payable as of December 31, 2006.

One vendor accounted for 47% of the Company’s purchases during the year ended December 31, 2005. The same vendor accounted for 51% of the Company’s accounts payable as of December 31, 2005.

[4]   Officers bonus:

The Board has awarded bonuses of approximately $295,000 and $135,000 to certain officers for the years ended December 31, 2005 and 2006, respectively.The bonuses are based on certain operating criteria, and is in addition to their base salaries.

NOTE K - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial data for each quarter for the years ended December 31, 2005 and 2006. We believe the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue:
Product	$2,360,000	$3,871,000	$4,363,000	$4,311,000
Service	673,000	327,000	1,379,000	1,720,000
	3,033,000	4,198,000	5,742,000	6,031,000

Cost of revenue:
Cost of product	1,195,000	1,836,000	2,588,000	2,197,000
Cost of service	311,000	245,000	566,000	770,000
	1,506,000	2,081,000	3,154,000	2,967,000

Gross Profit	1,527,000	2,117,000	2,588,000	3,064,000

Selling, general and administrative expense	1,853,000	1,451,000	1,624,000	2,212,000
Research and development expense	395,000	342,000	398,000	490,000
Other income and (expense)	86,000	88,000	75,000	71,000

Net income (loss)	$(635,000)	$412,000	$641,000	$433,000

Income (loss) per share - basic	$(0.08)	$0.05	$0.08	$0.06

Income (loss) per share - diluted	$(0.08)	$0.05	$0.07	$0.05

	Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue:
Product	$4,132,000	$4,582,000	$5,751,000	$1,740,000
Service	2,258,000	1,781,000	2,323,000	2,173,000
	6,390,000	6,363,000	8,074,000	3,913,000

Cost of revenue:
Cost of product	2,010,000	2,241,000	2,995,000	984,000
Cost of service	1,193,000	1,232,000	1,504,000	1,542,000
	3,203,000	3,473,000	4,499,000	2,526,000

Gross Profit	3,187,000	2,890,000	3,575,000	1,387,000

Selling, general and administrative expense	2,748,000	2,910,000	3,162,000	4,123,000
Research and development expense	493,000	560,000	673,000	913,000
Other income and (expense)	179,000	761,000	892,000	1,095,000

Net income (loss)	$125,000	$181,000	$632,000	$(2,554,000)

Income (loss) per share - basic	$0.01	$0.02	$0.06	$(0.23)

Income (loss) per share - diluted	$0.01	$0.01	$0.05	$(0.23)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of our fiscal year ended December 31, 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) related to the recording, processing, summarization, and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Eisner LLP, the independent registered accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006, is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
I.D. Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that I.D. Systems, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that I.D. Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of I.D. Systems, Inc. as of December 31, 2005 and 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2004, 2005 and 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements. Our report on the December 31, 2006 financial statements included an explanatory paragraph regarding the Company’s change in accounting principle for its method of accounting for stock-based compensation.

/s/ Eisner LLP

New York, New York
March 14, 2007

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

•
if the information that is responsive to the information required with respect to this Item 10 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

•
if the information that is responsive to the information required with respect to this Item 11 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

•
if the information that is responsive to the information required with respect to this Item 12 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

•
if the information that is responsive to the information required with respect to this Item 13 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:

•
if the information that is responsive to the information required with respect to this Item 14 is provided by means of an amendment to this Annual Report on Form 10-K filed with the Securities and Exchange Commission prior to the filing of such definitive proxy statement; or

•
If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s most recently completed fiscal year, in which case the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of I.D. Systems, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2005 and 2006

Statements of Operations for the Years Ended December 31, 2004, 2005 and 2006

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2005 and 2006

Statements of Cash Flows for the Years Ended December 31, 2004, 2005 and 2006

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

10.2
Federal Supply Service Information Technology Schedule Award, effective April 16, 1999 through April 15, 2004 (incorporated herein by reference to I.D. Systems, Inc.’s Form SB-2 filed with the SEC on June 30, 1999).

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

Date: March 16, 2007

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

Signature	Title	Date

/s/ Jeffrey M. Jagid
Jeffrey M. Jagid	Chief Executive Officer and Director	March 16, 2007
(Principal Executive Officer)

/s/ Kenneth S. Ehrman
Kenneth S. Ehrman	President, Chief Operating Office and Director	March 16, 2007

/s/ Ned Mavrommatis
Ned Mavrommatis	Chief Financial Officer (Principal Financial	March 16, 2007
and Accounting Officer)

/s/ Lawrence Burstein
Lawrence Burstein	Director	March 16, 2007

/s/ Michael Monaco	Director	March 16, 2007
Michael Monaco

/s/ Beatrice Yormark	Director	March 16, 2007
Beatrice Yormark

I.D. SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Balance at	(Write-off)	Balance at
	Beginning	to Costs and	End of
Description	Period	Expenses	Period

Year ended December 31, 2006
Inventory reserve	$305	$(180)	$125

Year ended December 31, 2005
Inventory reserve	$200	$105	$305

Year ended December 31, 2004
Inventory reserve	$200	$ __	$200

		Charged to
	Balance at	(Write-off)	Balance at
	Beginning	to Costs and	End of
Description	Period	Expenses	Period

Year ended December 31, 2006
allowance for doubtful accounts	$28	$211	$239

Year ended December 31, 2005
allowance for doubtful accounts	$8	$20	$28

Year ended December 31, 2004
allowance for doubtful accounts	$20	$(12)	$8