Form 10-Q
period 2007-03-31
ID SYSTEMS INC
filed 2007-05-10
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

or

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of the close of business on May 4, 2007 was 11,381,000.

INDEX

I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Page

Balance Sheets as of December 31, 2006
and March 31, 2007 (unaudited)	1

Statements of Operations (unaudited) ~~-~~
for the three months ended March 31, 2006 and 2007	2

Statements of Cash Flows (unaudited) ~~-~~
for the three months ended March 31, 2006 and 2007	3

Notes to (unaudited) Financial Statements	4

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1a. Risk Factors	14

Item 6. Exhibits	14

Signatures	15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc.
Balance Sheets
	December 31, 2006	March 31, 2007
		(Unaudited)
ASSETS
Cash and cash equivalents	$9,644,000	$11,681,000
Marketable securities	60,716,000	58,913,000
Accounts receivable, net	5,101,000	3,844,000
Unbilled receivables	1,042,000	745,000
Inventory	6,430,000	5,911,000
Interest receivable	179,000	222,000
Officer loan	8,000	5,000
Prepaid expenses and other current assets	271,000	209,000
Total current assets	83,391,000	81,530,000

Fixed assets, net	1,394,000	1,337,000
Deferred contract costs	33,000	25,000
Other assets	87,000	87,000

	$84,905,000	$82,979,000
LIABILITIES
Accounts payable and accrued expenses	$2,950,000	$1,840,000
Current portion of long term debt	221,000	186,000
Deferred revenue	221,000	216,000
Total current liabilities	3,392,000	2,242,000

Long term debt	19,000	--
Deferred revenue	133,000	214,000
Deferred rent	77,000	72,000
Total liabilities	3,621,000	2,528,000

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued	--	--
Common stock; authorized 50,000,000 shares, $.01 par value; 11,337,000 and 11,379,000 shares issued at December 31, 2006 and March 31, 2007, respectively, shares outstanding, 11,297,000 and 11,328,000 at December 31, 2006 and March 31, 2007, respectively.	113,000	113,000
Additional paid-in capital	93,423,000	94,242,000
Accumulated deficit	(12,151,000)	(13,613,000)
Comprehensive income	12,000	3,000
	81,397,000	80,745,000
Treasury stock; 40,000 shares and 51,000 shares at cost	(113,000)	(294,000)
Total stockholders’ equity	81,284,000	80,451,000
Total liabilities and stockholders’ equity	$84,905,000	$82,979,000

See Notes to Financial Statements

I.D. Systems, Inc.
Statements of Operations
(Unaudited)

	Three months ended March 31,
	2006	2007

Revenue:
Products	$4,132,000	$2,310,000
Services	2,258,000	2,311,000
	6,390,000	4,621,000
Cost of Revenue:
Cost of products	2,010,000	1,146,000
Cost of services	1,193,000	1,233,000
	3,203,000	2,379,000

Gross Profit	3,187,000	2,242,000

Selling, general and administrative expenses	2,748,000	3,824,000
Research and development expenses	493,000	706,000

Loss from operations	(54,000)	(2,288,000)
Interest income	150,000	792,000
Interest expense	(9,000)	(4,000)
Other income	38,000	38,000

Net income (loss)	$125,000	$(1,462,000)

Net income (loss) per share - basic and diluted	$0.01	$(0.13)

Weighted average common shares outstanding- basic	8,382,000	11,346,000

Weighted average common shares outstanding- diluted	10,227,000	11,346,000

See Notes to Financial Statements

I.D. Systems, Inc.
Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$125,000	$(1,462,000)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Inventory reserve	--	75,000
Accrued interest income (expense)	4,000	(16,000)
Stock-based compensation expense	383,000	767,000
Depreciation and amortization	113,000	133,000
Deferred rent expense	(5,000)	(5,000)
Deferred revenue	194,000	76,000
Deferred contract costs	53,000	8,000
Unrealized loss on investments	--	(9,000)
Changes in:
Accounts receivable	(408,000)	1,257,000
Unbilled receivables	(528,000)	297,000
Inventory	(900,000)	444,000
Prepaid expenses and other assets	13,000	62,000
Investment in sales type leases	203,000	--
Accounts payable and accrued expenses	200,000	(1,291,000)
Net cash (used in) provided by operating activities	(553,000)	336,000

Cash flows from investing activities:
Purchase of fixed assets	(355,000)	(76,000)
Purchase of investments	(19,147,000)	(3,811,000)
Maturities of investments	340,000	5,587,000
Collection of officer loan	2,000	3,000

Net cash (used in) provided by investing activities	(19,160,000)	1,703,000

Cash flows from financing activities:
Repayment of term loan	(51,000)	(54,000)
Proceeds from exercise of stock options	321,000	52,000
Net proceeds from stock offering	64,025,000	--

Net cash provided by (used in) financing activities	64,295,000	(2,000)
Net increase (decrease) in cash and cash equivalents	44,582,000	2,037,000
Cash and cash equivalents - beginning of period	2,138,000	9,644,000
Cash and cash equivalents - end of period	$46,720,000	$11,681,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$9,000	$4,000

See Notes to Financial Statements

I.D. Systems, Inc.

Notes to Unaudited Financial Statements
March 31, 2007

NOTE A - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of March 31, 2007, the results of its operations for the three month periods ended March 31, 2006 and 2007 and cash flows for the three month periods ended March 31, 2006 and 2007. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-K.

NOTE B - Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE C - Marketable Securities

The Company has marketable debt and equity securities, which are classified as either available for sale or held to maturity, depending on management’s investment intentions relating to these securities. Available for sale securities are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company primarily invests in high credit quality Auction Rate Certificates issued by counties, cities, states, other municipal entities, not-for-profits and corporations. These Auction Rate Certificates reset every 28 days giving the Company the ability to readily convert these instruments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, we have classified all marketable securities as current assets in the accompanying balance sheets.

NOTE D - Inventory

Inventory, which consists of components for the Company’s products and finished goods to be shipped to customers under existing orders, is stated at the lower of cost using the first-in first-out method or market. At December 31, 2006 and March 31, 2007, the Company’s inventory consisted of components of approximately $465,000 and $720,000 and finished goods of approximately $5,965,000 and $5,191,000, respectively.

NOTE E -Unbilled Receivables

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. As the systems are delivered, and services are performed and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, a deferred revenue is recorded. At December 31, 2006 and March 31, 2007, unbilled receivables were $1,042,000 and $745,000, respectively.

NOTE F - Earnings Per Share of Common Stock

Earnings per share for the three months ended March 31, 2006 and 2007 are as follows:

	Three Months Ended March 31,
	2006	2007
Basic earnings per share
Net income (loss)	$125,000	$(1,462,000)
Weighted average shares outstanding	8,382,000	11,346,000
Basic income (loss) per share	$0.01	$(0.13)
Diluted earnings per share
Net income (loss)	$125,000	$(1,462,000)
Weighted average shares outstanding	8,382,000	11,346,000
Dilutive effect of stock options	1,845,000	--
Weighted average shares outstanding, diluted	10,227,000	11,346,000
Diluted income (loss) per share	$0.01	$(0.13)

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Options to purchase 15,000 shares of common stock were outstanding for the three months ended March 31, 2006 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period and, therefore, the effect would be anti-dilutive. For the three months ended March 31, 2007, the basic and diluted weighted average shares outstanding were the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

NOTE G - Revenue Recognition

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

NOTE H - Stock-Based Compensation Plans

The Company adopted the 1995 Stock Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company also adopted the 1999 Stock Option Plan, pursuant to which the Company may grant stock awards and options to purchase up to 2,813,000 shares of common stock. The Company also adopted the 1999 Director Option Plan, pursuant to which the Company may grant up to 600,000 shares of common stock,. The Plans are administered by the Compensation Committee, which has the authority to determine the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

The Company accounts for stock-based employee compensation under Statement of Financial Accounting Standard No. 123R "Share Based Payment" which requires all share based payments, including grants of the stock options, to be recognized in the statement of operations as an operating expense, based on  their fair values on grant date. As a result, the Company recorded $383,000 and $767,000 in stock based compensation expense for the three month periods ended March 31, 2006 and 2007, respectively.

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,784,000	$8.97
Granted	132,000	14.63
Exercised	(23,000)	2.20
Forfeited	(36,000)	18.72

Outstanding at end of period	2,857,000	$9.16	6 years	$12,811,000

Exercisable at end of period	1,776,000	$6.14	6 years	$11,188,000

As of March 31 2007, there was $6,981,000 of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted average period of 6.46 years.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	2006	2007
Volatility	60%	51%
Expected life of options	5 years	5 years
Risk free interest rate	5%	5%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of the Company’s stock and the expected life of options is based on historical data with respect to employee exercise periods.

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2007 was $9.99 and $8.14, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2007 was $806,000 and $ 237,000, respectively.

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

NOTE I - Long Term Debt

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

NOTE J - Line of Credit

The Company’s working capital line of credit has maximum borrowings of $500,000, with interest at the 30 day LIBOR Market Index Rate plus 1.75%, payable monthly. At March 31, 2007, the Company had a zero balance and was in compliance with its terms, which expires in May 2007.

NOTE K - Restricted Stock

As of March 31, 2007, there were 110,000 shares outstanding of restricted stock that were granted to key employees pursuant to the 1999 Stock Option Plan, as amended and restated effective April 20, 2005. The Plan is administered by the Compensation Committee, which has the authority to determine the terms of those shares. For the period ended March 31, 2007, the Company recorded a $214,000 stock based compensation expense in connection with the restricted stock grant. As of March 31, 2007, there was $1,219,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over the next two years.

NOTE L - Income Taxes

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of March 31, 2007, the Company had provided a valuation allowance to fully reserve its net operating loss carry forwards, primarily as a result of anticipated net losses for income tax purposes.

NOTE M - Concentration of Customers and Vendors

Three customers accounted for 58%, 12% and 10% of the Company’s revenue during the three month period ended March 31, 2007. One of these customers accounted for 62% of the Company’s accounts receivable and unbilled receivables as of March 31, 2007.

Four vendors accounted for 31%, 15%, 13% and 10% of the Company’s purchases during the three month period ended March 31, 2007. One of these vendors accounted for 29% of the Company’s accounts payable as of March 31, 2007.

NOTE N - Stock Repurchase Program

On May 3, 2007, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of Company common stock having an aggregate value of up to $10,000,000.

NOTE O - Recently Issued Accounting Pronouncements

In June 2006, the FASB issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109" , regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the three months ended March 31, 2007, the adoption of FIN 48 did not have an impact on our results of operations and financial position.

NOTE P - Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion And Analysis

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere herein.

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “predict”, “project”, and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products and other statements under “Risk Factors” set forth in our Form 10-K for the fiscal year ended December 31, 2006 and other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors. The Company undertakes no obligation to publicly release the results on any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policy

For the three months ended March 31, 2007, there were no changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended March 31,
	2006	2007
Revenue:
Products	64.7%	50.0%
Services	35.3	50.0
	100.0	100.0
Cost of Revenues:
Product cost of revenues	48.6	49.6
Service cost of revenues	52.8	53.4

Total Gross Profit	49.9	48.5

Selling, general and administrative expenses	43.0	82.8
Research and development expenses	7.7	15.3

Loss from operations	(0.8)	(49.6)
Net interest income	2.2	17.1
Other income	0.6	0.9

Net income (loss)	2.0%	(31.6)%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

REVENUES. Revenues decreased by $1.8 million, or 27.7%, to $4.6 million in the three months ended March 31, 2007.

Revenues from products decreased by $1.8 million, or 44.1%, to $2.3 million in the three months ended March 31, 2007 from $4.1 million in the same period in 2006. The decrease in revenues was primarily attributable to the decrease in the amount of orders received from the United States Postal Service.

Revenues from services increased by $53,000, or 2.3%, to $2.3 million in the three months ended March 31, 2007 from $2.3 million in the same period in 2006.

COST OF REVENUES. Cost of revenues decreased by $824,000, or 25.7%, to $2.4 million in the three months ended March 31, 2007. The decrease is attributable to the decrease in revenue in 2007. Gross profit was $2.2 million in 2007 compared to $3.2 million in 2006. As a percentage of revenues, gross profit decreased to 48.5% in 2007 from 49.9% in 2006.

Cost of products decreased by $864,000, or 43.0%, to $1.1 million in the three months ended March 31, 2007 from $2.0 million in the same period in 2006. Gross profit was $1.2 million in 2007 compared to $2.1 million in 2006. As a percentage of product revenues, gross profit decreased to 50.4% in 2007 from 51.4% in 2006. The decrease was primarily due to an increase to the inventory reserve of $75,000 during the three-month period ended March 31, 2007.

Cost of services increased by $40,000, or 3.4%, to $1.2 million in the three months ended March 31, 2007 from $1.2 million in the same period in 2006. Gross profit was $1.1 million in 2007 compared to $1.1 million in 2006. As a percentage of service revenues, gross profit decreased slightly to 46.6% in 2007 from 47.2% in 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.1 million, or 39.2%, to $3.8 million in the three months ended March 31, 2007 compared to $2.7 million in the same period in 2006. This increase was attributable primarily to (i) an increase to the stock based employee compensation expense of $190,000 in 2007 and (ii) the increase in payroll of approximately $650,000 primarily resulting from the hiring of additional staff in the sales and customer service department and an increase in related expenses such as recruiting of approximately $183,000 and insurance of approximately $85,000 due to the hiring of additional personnel. As a percentage of revenues, selling, general and administrative expenses increased to 82.8% in the three months ended March 31, 2007 from 43.0% in the same period in 2006.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $213,000, or 43.2%, to $706,000 in the three months ended March 31, 2007 from $493,000 in the same period in 2006. This increase was attributable primarily to an increase to the stock based employee compensation expense of $183,000 in 2007. As a percentage of revenues, research and development expenses increased to 15.3% in the three months ended March 31, 2007 from 7.7% in the same period in 2006.

INTEREST INCOME. Interest income increased $642,000 to $792,000 in the three months ended March 31, 2007 from $150,000 in the same period in 2006. This increase was attributable primarily to the increase in cash and cash equivalents and investments resulting from the proceeds received in connection with the public offering completed in March 2006.

INTEREST EXPENSE. Interest expense decreased $5,000, or 55.6%, to $4,000 in the three months ended March 31, 2007 from $9,000 in the same period in 2006. The decrease was attributable to a reduction in the principal amount of our outstanding debt in the three months ended March 31, 2007.

OTHER INCOME. Other income of $38,000 in the three months ended March 31, 2007 was unchanged from the same period in 2006 and reflects rental income earned from a sublease arrangement. During March 2007, we released the subleasee from the sublease and will reassume the space in mid 2007.

NET INCOME(LOSS). Net loss was $1.5 million or $(0.13) per basic and diluted share for the three months ended March 31, 2007 as compared to net income of $125,000 or $0.01 per basic and diluted share for the same period in 2006. The increase in net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded from cash flows generated from operations and net proceeds from the sale of our securities, including the sale of our common stock upon the exercise of options and warrants. As of March 31, 2007, we had cash and marketable securities of $70.6 million and working capital of $79.3 million compared to $70.4 million and $80.0 million, respectively, as of December 31, 2006.

Operating Activities:

Net cash provided by operating activities was $336,000 for the three months ended March 31, 2007 compared to net cash used in operating activities of $553,000 for the same period in 2006. The increase was due primarily to: (i) a decrease in accounts receivable and unbilled receivables; and (ii) a decrease in finished goods inventory, offset by an increase in net loss and a decrease to accounts payable and accrued expenses.

Investing Activities:

Net cash provided by investing activities was $1.7 million for the three months ended March 31, 2007 compared to net cash used in investing activities of $19.2 million for the same period in 2006. The decrease was due primarily to an increase in the maturities of investments, offset by a decrease in the purchase of investments.

Financing Activities:

Net cash used in financing activities was $2,000 for the three months ended March 31, 2007 compared to net cash provided by financing activities of $64.3 million for the same period in 2006. The decrease was due primarily to the proceeds received in connection with the public offering that was completed by us in March 2006.

Capital Requirements

We believe that with the cash we have on hand and operating cash flows we expect to generate, we will have sufficient funds available to cover our capital requirements for at least the next 12 months.

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

Impact of Recently Issued Accounting Pronouncements

In June 2006, the FASB issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109" , regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the three months ended March 31, 2007, the adoption of FIN 48 did not have an impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year. We are currently assessing the impact the adoption of SFAS No. 157 will have on our financial position and results of operations.

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

Item 4. Controls And Procedures

a. Disclosure controls and procedures.

During the first three months of 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of March 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b. Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1a. Risk Factors

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

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

I.D. Systems, Inc.

Dated: May 10, 2007	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2007	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer)