Form 10-Q
period 2007-06-30
ID SYSTEMS INC
filed 2007-08-09
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

or

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of the close of business on August 2, 2007 was 11,136,000.

INDEX

I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

I.D. Systems, Inc.
Condensed Balance Sheets
	December 31, 2006	June 30, 2007
		(Unaudited)
ASSETS
Cash and cash equivalents	$9,644,000	$8,686,000
Marketable securities	60,716,000	60,019,000
Accounts receivable, net	5,101,000	2,452,000
Unbilled receivables	1,042,000	371,000
Inventory	6,430,000	6,154,000
Officer loan	8,000	2,000
Interest receivable	179,000	144,000
Prepaid expenses and other current assets	271,000	425,000
Total current assets	83,391,000	78,253,000

Fixed assets, net	1,394,000	1,305,000
Deferred contract costs	33,000	17,000
Other assets	87,000	87,000

	$84,905,000	$79,662,000
LIABILITIES
Accounts payable and accrued expenses	$2,950,000	$1,777,000
Current portion of long term debt	221,000	131,000
Deferred revenue	221,000	170,000
Total current liabilities	3,392,000	2,078,000

Long term debt	19,000	--
Deferred revenue	133,000	198,000
Deferred rent	77,000	66,000
Total liabilities	3,621,000	2,342,000

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued	--	--
Common stock; authorized 50,000,000 shares, $.01 par value; 11,337,000 and 11,440,000 shares issued at December 31, 2006 and June 30, 2007, respectively, shares outstanding, 11,297,000 and 11,282,000 at December 31, 2006 and June 30, 2007, respectively.	113,000	114,000
Additional paid-in capital	93,423,000	95,190,000
Accumulated deficit	(12,151,000)	(16,257,000)
Accumulated other comprehensive income (loss)	12,000	(3,000)
	81,397,000	79,044,000
Treasury stock; 40,000 shares and 158,000 shares at cost	(113,000)	(1,724,000)
Total stockholders’ equity	81,284,000	77,320,000
Total liabilities and stockholders’ equity	$84,905,000	$79,662,000

I.D. Systems, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenue:
Products	$4,582,000	$705,000	$8,714,000	$3,015,000
Services	1,781,000	1,518,000	4,039,000	3,829,000
	6,363,000	2,223,000	12,753,000	6,844,000
Cost of Revenue:
Cost of products	2,241,000	411,000	4,251,000	1,557,000
Cost of services	1,232,000	785,000	2,425,000	2,018,000
	3,473,000	1,196,000	6,676,000	3,575,000

Gross Profit	2,890,000	1,027,000	6,077,000	3,269,000

Selling, general and administrative expenses	2,910,000	3,880,000	5,658,000	7,704,000
Research and development expenses	560,000	594,000	1,053,000	1,300,000

Loss from operations	(580,000)	(3,447,000)	(634,000)	(5,735,000)
Interest income	731,000	768,000	881,000	1,560,000
Interest expense	(8,000)	(3,000)	(17,000)	(7,000)
Other income	38,000	38,000	76,000	76,000

Net income (loss)	$181,000	$(2,644,000)	$306,000	$(4,106,000)

Net income (loss) per share - basic	$0.02	$(0.23)	$0.03	$(0.36)

Net income (loss) per share - diluted	$0.01	$(0.23)	$0.03	$(0.36)

Weighted average common shares outstanding - basic	11,099,000	11,347,000	9,748,000	11,324,000

Weighted average common shares outstanding - diluted	12,826,000	11,347,000	11,542,000	11,324,000

I.D. Systems, Inc.
Condensed Statement of Changes in Stockholders’s Equity
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Stock	Equity

Balance at December 31, 2006	11,337,000	$113,000	$93,423,000	$(12,151,000)	$12,000	$(113,000)	$81,284,000

Net loss				(4,106,000)			(4,106,000)
Comprehensive loss - unrealized loss on investments					(15,000)		(15,000)
Total comprehensive loss				(4,106,000)	(15,000)		(4,121,000)
Shares issued pursuant to exercise
of stock options	84,000	1,000	165,000				166,000
Shares repurchased						(1,267,000)	(1,267,000)
Shares withheld pursuant to stock issuances						(344,000)	(344,000)
Issuance of restricted stock	19,000
Stock based compensation - restricted stock			453,000				453,000
Stock based compensation - options			1,149,000				1,149,000

Balance at June 30, 2007	11,440,000	$114,000	$95,190,000	$(16,257,000)	$(3,000)	$(1,724,000)	$77,320,000

I.D. Systems, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$306,000	$(4,106,000)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Inventory reserve	--	75,000
Accrued interest income	46,000	75,000
Stock-based compensation expense	998,000	1,602,000
Depreciation and amortization expense	228,000	265,000
Deferred rent expense	(11,000)	(11,000)
Deferred revenue	91,000	14,000
Deferred contract costs	53,000	16,000
Unrealized loss on investments	--	(15,000)
Changes in:
Accounts receivable	1,554,000	2,649,000
Unbilled receivables	(1,779,000)	671,000
Inventory	(2,628,000)	201,000
Prepaid expenses and other assets	(22,000)	(154,000)
Investment in sales type leases	453,000	--
Accounts payable and accrued expenses	(744,000)	(1,517,000)
Net cash used in operating activities	(1,455,000)	(235,000)

Cash flows from investing activities:
Purchase of fixed assets	(423,000)	(176,000)
Purchase of investments	(54,238,000)	(7,295,000)
Maturities of investments	340,000	7,952,000

Net cash (used in) provided by investing activities	(54,321,000)	481,000

Cash flows from financing activities:
Repayment of term loan	(102,000)	(109,000)
Proceeds from exercise of stock options	457,000	166,000
Purchase of treasury shares	--	(1,267,000)
Collection of officer loan	5,000	6,000
Net proceeds from stock offering	63,961,000	--

Net cash provided by (used in) financing activities	64,321,000	(1,204,000)
Net increase (decrease) in cash and cash equivalents	8,545,000	(958,000)
Cash and cash equivalents - beginning of period	2,138,000	9,644,000
Cash and cash equivalents - end of period	$10,683,000	$8,686,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$17,000	$7,000
Non-cash financing activity:
Shares withheld pursuant to stock issuances	$-	$344,000

I.D. Systems, Inc.

Notes to Unaudited Condensed Financial Statements
June 30, 2007

NOTE A - Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of June 30, 2007, the results of its operations for the three month and six month periods ended June 30, 2006 and 2007, the change in stockholder's equity for the six months ended June 30, 2007 and cash flows for the six month periods ended June 30, 2006 and 2007. The results of operations for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the operating results for the full year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-K.

NOTE B - Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE C - Marketable securities

The Company has marketable debt, which is classified as either available for sale or held to maturity, depending on management’s investment intentions relating to these securities. Available for sale securities are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company primarily invests in high credit quality Auction Rate Certificates issued by counties, cities, states, other municipal entities, not-for-profits and corporations. These Auction Rate Certificates reset every 28 days giving the Company the ability to readily convert these instruments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, the Company has classified all marketable securities as current assets in the accompanying balance sheets.

NOTE D - Inventory

Inventory, which consists of components for the Company’s products and finished goods, is stated at the lower of cost using the first-in first-out method or market. At December 31, 2006 and June 30, 2007, the Company’s inventory consisted of components of approximately $465,000 and $598,000 and finished goods of approximately $5,965,000 and $5,556,000, respectively.

NOTE E -Unbilled Receivables

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. As the systems are delivered, and services are performed and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, a deferred revenue is recorded. At December 31, 2006 and June 30, 2007, unbilled receivables were $1,042,000 and $371,000, respectively and deferred revenue was $354,000 and $368,000, respectively.

NOTE F - Earnings Per Share of Common Stock

Earnings per share for the three months and six months ended June 30, 2006 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Basic earnings (loss) per share
Net income (loss)	$181,000	$(2,644,000)	$306,000	$(4,106,000)
Weighted average shares outstanding	11,099,000	11,347,000	9,748,000	11,324,000
Basic earnings (loss) per share	$0.02	$(0.23)	$0.03	$(0.36)
Diluted earnings (loss) per share
Net income (loss)	$181,000	$(2,644,000)	$306,000	$(4,106,000)
Weighted average shares outstanding	11,099,000	11,347,000	9,748,000	11,324,000
Dilutive effect of stock options	1,727,000	--	1,794,000	--
Weighted average shares outstanding, diluted	12,826,000	11,347,000	11,542,000	11,324,000
Diluted earnings (loss) per share	$0.01	$(0.23)	$0.03	$(0.36)

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Options to purchase 236,000 and 227,000 shares of common stock were outstanding for the three month and six month periods ended June 30, 2006 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period and, therefore, the effect would be anti-dilutive. For the three month and six month periods ended June 30, 2007, the basic and diluted weighted average shares outstanding were the same since the effect from the potential exercise of outstanding stock options of 2,863,000 would have been anti-dilutive.

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

NOTE H - Stock-based compensation plans

The Company adopted the 1995 Stock Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company also adopted the 1999 Stock Option Plan and the 2007 Equity Compensation Plan, pursuant to which the Company may grant stock awards and options to purchase up to 2,813,000 and 2,000,000 shares, respectively, of common stock. The Company also adopted the 1999 Director Option Plan, pursuant to which the Company may grant up to 600,000 shares of common stock. The Plans are administered by the Compensation Committee, which has the authority to determine the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

The Company accounts for stock-based employee compensation under Statement of Financial Accounting Standard No. 123R “Share Based Payment” which requires all share based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. As a result, the Company recorded $615,000 and $835,000 in stock based compensation expense for the three month periods ended June 30, 2006 and 2007, respectively and a $998,000 and $1,602,000 expense for the six month periods ended June 30, 2006 and 2007, respectively.

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,784,000	$8.97
Granted	210,000	14.17
Exercised	(84,000)	1.97
Forfeited	(47,000)	18.83

Outstanding at end of period	2,863,000	$9.39	6 years	$14,003,000

Exercisable at end of period	1,753,000	$6.51	5 years	$11,962,000

As of June 30, 2007, there was $6,829,000 of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted average period of 6.15 years.

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

The weighted average fair value of options granted during the six months ended June 30, 2006 and 2007 was $10.77 and $7.57, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2007 was $1,068,000 and $845,000, respectively.

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

NOTE J - Restricted Stock

As of June 30, 2007, there were 68,000 shares outstanding of unvested restricted stock that were granted to key employees pursuant to the 1999 Stock Option Plan, as amended and restated effective April 20, 2005. The Plan is administered by the Compensation Committee, which has the authority to determine the terms of those shares. For the six months ended June 30, 2007, the Company recorded a $453,000 stock based compensation expense in connection with the restricted stock grant. As of June 30, 2007, there was $1,002,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over the next two years.

NOTE K - Income Taxes

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of June 30, 2007, the Company had provided a valuation allowance to fully reserve its net operating loss carry forwards, primarily as a result of anticipated net losses for income tax purposes.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of January 1, 2007 and June 30, 2007, the Company did not have any unrecognized tax benefits. The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and six month periods ended June 30, 2007, there was no such interest or penalty.

NOTE L - Concentration of Customers and Vendors

Two customers accounted for 54% and 16%, respectively, of the Company’s revenue during the six month period ended June 30, 2007. These same customers accounted for 44% and 19%, respectively, of the Company’s accounts receivable and unbilled receivables as of June 30, 2007.

Three vendors accounted for 25%, 19% and 10% of the Company’s purchases during the six month period ended June 30, 2007. One of these vendors accounted for 18% of the Company’s accounts payable as of June 30, 2007.

NOTE M - Stock Repurchase Program

On May 3, 2007, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of Company common stock having an aggregate value of up to $10,000,000. As of June 30, 2007, the Company purchased approximately 95,000 shares under the program at an average cost of $13.36 per share.

NOTE N - Recently Issued Accounting Pronouncements

In June 2006, the FASB issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109" regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the six months ended June 30, 2007, the adoption of FIN 48 did not have an impact on our results of operations and financial position.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere herein.

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “predict”, “project”, and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products and other statements under “Risk Factors” set forth in our Form 10-K for the fiscal year ended December 31, 2006 and other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors. We undertake no obligation to publicly release the results on any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

We make available through our internet website free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports and other filings made by us with the SEC, as soon as practicable after we electronically file such reports and filings with the SEC. Our website address is www.id-systems.com. The information contained in this website is not incorporated by reference in this report.

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, accordingly, all amounts are approximations.

Critical Accounting Policies

For the six months ended June 30, 2007, there were no changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenue:
Products	72.0%	31.7%	68.3%	44.1%
Services	28.0	68.3	31.7	55.9
	100.0	100.0	100.0	100.0
Cost of Revenues:
Cost of products	48.9	58.3	48.8	51.6
Cost of services	69.2	51.7	60.0	52.7

Total Gross Profit	45.4	46.2	47.7	47.8

Selling, general and administrative expenses	45.7	174.5	44.4	112.6
Research and development expenses	8.8	26.7	8.3	19.0

Loss from operations	(9.1)	(155.0)	(5.0)	(83.8)
Net interest income	11.4	34.4	6.8	22.7
Other income	0.6	1.7	0.6	1.1

Net income (loss)	2.9%	(118.9)%	2.4%	(60.0)%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

REVENUES. Revenues decreased by $4.1 million, or 65.1%, to $2.2 million in the three months ended June 30, 2007.

Revenues from products decreased by $3.9 million, or 84.6%, to $705,000 in the three months ended June 30, 2007 from $4.6 million in the same period in 2006. The decrease in revenues was primarily attributable to the decrease in the amount of orders received from the United States Postal Service.

Revenues from services decreased by $263,000, or 14.8%, to $1.5 million in the three months ended June 30, 2007 from $1.8 million in the same period in 2006. The decrease in revenues was primarily attributable to the decrease in service revenue from the United States Postal Service of approximately $485,000, partially offset by an increase in service revenue from other customers.

COST OF REVENUES. Cost of revenues decreased by $2.3 million, or 65.6%, to $1.2 million in the three months ended June 30, 2007. The decrease was attributable to the decrease in revenue in 2007. Gross profit was $1.0 million in 2007 compared to $2.9 million in 2006. As a percentage of revenues, gross profit increased to 46.2% in 2007 from 45.4% in 2006.

Cost of products decreased by $1.8 million, or 81.7%, to $411,000 in the three months ended June 30, 2007 from $2.2 million in the same period in 2006. Gross profit for products was $294,000 in 2007 compared to $2.3 million in 2006. As a percentage of product revenues, gross profit decreased to 41.7% in 2007 from 51.1% in 2006. The decrease in gross profit was a result of the decrease in product revenue. Due to lower revenue, fixed expenses such as depreciation expense have a larger impact on the gross profit percentage.

Cost of services decreased by $447,000, or 36.3%, to $785,000 in the three months ended June 30, 2007 from $1.2 million in the same period in 2006. Gross profit for services was $733,000 in 2007 compared to $549,000 in 2006. As a percentage of service revenues, gross profit increased to 48.3% in 2007 from 30.8% in 2006. The increase was primarily attributable to the fact that a larger percentage of the service revenue was from engineering services and maintenance, which typically have higher gross margins than revenue from implementation services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $970,000, or 33.3%, to $3.9 million in the three months ended June 30, 2007 compared to $2.9 million in the same period in 2006. This increase was attributable primarily to (i) the increase in payroll of approximately $705,000 primarily resulting from the hiring of additional staff within our sales and customer service departments and (ii) an increase to the stock based employee compensation expense of $157,000 in 2007. As a percentage of revenues, selling, general and administrative expenses increased to 174.5% in the three months ended June 30, 2007 from 45.7% in the same period in 2006.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $34,000, or 6.1%, to $594,000 in the three months ended June 30, 2007 from $560,000 in the same period in 2006. As a percentage of revenues, research and development expenses increased to 26.7% in the three months ended June 30, 2007 from 8.8% in the same period in 2006.

INTEREST INCOME. Interest income increased $37,000 or 5.1% to $768,000 in the three months ended June 30, 2007 from $731,000 in the same period in 2006.

INTEREST EXPENSE. Interest expense decreased $5,000, or 62.5%, to $3,000 in the three months ended June 30, 2007 from $8,000 in the same period in 2006. The decrease was attributable to a reduction in the principal amount of our outstanding debt in the three months ended June 30, 2007.

OTHER INCOME. Other income of $38,000 in the three months ended June 30, 2007 was unchanged from the same period in 2006 and reflects rental income earned from a sublease arrangement. During March 2007, we released the sublessee from the sublease and will reassume the space during the third quarter of 2007.

NET INCOME(LOSS). Net loss was $2.6 million or $(0.23) per basic and diluted share for the three months ended June 30, 2007 as compared to net income of $181,000 or $0.02 and $0.01 per basic and diluted share, respectively, for the same period in 2006. The increase in net loss was due primarily to the reasons described above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

REVENUES. Revenues decreased by $5.9 million, or 46.3%, to $6.8 million in the six months ended June 30, 2007.

Revenues from products decreased by $5.7 million, or 65.4%, to $3.0 million in the six months ended June 30, 2007 from $8.7 million in the same period in 2006. The decrease in revenues was primarily attributable to the decrease in the amount of orders received from the United States Postal Service.

Revenues from services decreased by $210,000, or 5.2%, to $3.8 million in the six months ended June 30, 2007 from $4.0 million in the same period in 2006. The decrease in revenues was primarily attributable to the decrease in service revenue from the United States Postal Service of approximately $769,000, partially offset by an increase in service revenue from other customers.

COST OF REVENUES. Cost of revenues decreased by $3.1 million, or 46.4%, to $3.6 million in the six months ended June 30, 2007. The decrease was attributable to the decrease in revenue in 2007. Gross profit was $3.3 million in 2007 compared to $6.1 million in 2006. As a percentage of revenues, gross profit increased slightly to 47.8% in 2007 from 47.7% in 2006.

Cost of products decreased by $2.7 million, or 63.4%, to $1.6 million in the six months ended June 30, 2007 from $4.3 million in the same period in 2006. Gross profit for products was $1.5 million in 2007 compared to $4.5 million in 2006. As a percentage of product revenues, gross profit decreased to 48.4% in 2007 from 51.2% in 2006. The decrease was primarily due to an increase to the inventory reserve of $75,000 during the six month period ended June 30, 2007.

Cost of services decreased by $407,000, or 16.8%, to $2.0 million in the six months ended June 30, 2007 from $2.4 million in the same period in 2006. Gross profit for services was $1.8 million in 2007 compared to $1.6 million in 2006. As a percentage of service revenues, gross profit increased to 47.3% in 2007 from 40.0% in 2006. The increase was primarily attributable to the fact that a larger percentage of the service revenue was from engineering services and maintenance, which typically have higher gross margins than revenue from implementation services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.0 million, or 36.2%, to $7.7 million in the six months ended June 30, 2007 compared to $5.7 million in the same period in 2006. This increase was attributable primarily to (i) the increase in payroll of approximately $1.1 million primarily resulting from the hiring of additional staff within our sales and customer service departments and related expenses such as recruiting of approximately $144,000 and insurance of approximately $153,000 due to the hiring of additional personnel and (ii) an increase to the stock based employee compensation expense of $346,000 in 2007. As a percentage of revenues, selling, general and administrative expenses increased to 112.6% in the six months ended June 30, 2007 from 44.4% in the same period in 2006.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $247,000, or 23.5%, to $1.3 million in the six months ended June 30, 2007 from $1.1 million in the same period in 2006. This increase was attributable primarily to an increase to the stock based employee compensation expense of $255,000 in 2007. As a percentage of revenues, research and development expenses increased to 19.0% in the six months ended June 30, 2007 from 8.3% in the same period in 2006.

INTEREST INCOME. Interest income increased $679,000 to $1.6 million in the six months ended June 30, 2007 from $881,000 in the same period in 2006. This increase was attributable primarily to the increase in cash and cash equivalents and investments resulting from the proceeds received in connection with the public offering completed in March 2006.

INTEREST EXPENSE. Interest expense decreased $10,000, or 58.8%, to $7,000 in the six months ended June 30, 2007 from $17,000 in the same period in 2006. The decrease was attributable to a reduction in the principal amount of our outstanding debt in the six months ended June 30, 2007.

OTHER INCOME. Other income of $76,000 in the six months ended June 30, 2007 was unchanged from the same period in 2006 and reflects rental income earned from a sublease arrangement. During March 2007, we released the sublessee from the sublease and will reassume the space during the third quarter of 2007.

NET INCOME(LOSS). Net loss was $4.1 million or $(0.36) per basic and diluted share for the six months ended June 30, 2007 as compared to net income of $306,000 or $0.03 per basic and diluted share for the same period in 2006. The increase in net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded from cash flows generated from operations and net proceeds from the sale of our securities, including the sale of our common stock upon the exercise of options and warrants. As of June 30, 2007, we had cash and marketable securities of $68.7 million and working capital of $76.2 million compared to $70.4 million and $80.0 million, respectively, as of December 31, 2006.

Operating Activities:

Net cash used in operating activities was $235,000 for the six months ended June 30, 2007 compared to net cash used in operating activities of $1,455,000 for the same period in 2006. The decrease in cash used was due primarily to: (i) a decrease in accounts receivable and unbilled receivables; and (ii) a decrease in finished goods inventory, partially offset by an increase in net loss and a decrease to accounts payable and accrued expenses.

Investing Activities:

Net cash provided by investing activities was $481,000 for the six months ended June 30, 2007 compared to net cash used in investing activities of $54.3 million for the same period in 2006. The change was due primarily to an increase in the maturities of investments and fewer purchases of investments.

Financing Activities:

Net cash used in financing activities was $1.2 million for the six months ended June 30, 2007 compared to net cash provided by financing activities of $64.3 million for the same period in 2006. The decrease was due primarily to the proceeds received in connection with the public offering that was completed by us in March 2006, as well as the purchase of shares of our issued and outstanding common stock during the three month period ended June 30, 2007 pursuant to our share purchase program authorized by our Board of Directors in May 2007.

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

Impact of Recently Issued Accounting Pronouncements

In June 2006, the FASB issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109" regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the three months ended March 31, 2007, the adoption of FIN 48 did not have an impact on our results of operations and financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the form of interest rate changes and changes in corporate tax rates which are currently immaterial to us; provided, however, that due to the significance of our cash and cash equivalents and marketable securities, the actual impact of future interest rate changes could have a material effect on future interest income.

Item 4. Controls And Procedures

a. Disclosure controls and procedures.

During the first six months of 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of June 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a month-to-month summary of our share repurchase activity during the three months ended June 30, 2007:

Issuer Purchases of Equity Securities (1)

Period	Total number of shares (or unit) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
4/1/07 through 4/30/07	--	--	--	--
5/1/07 through 5/31/07	55,913	$13.28	55,913	$9,257,290
6/1/07 through 6/30/07	38,838	$13.47	38,838	$8,733,135
Total	94,751	$13.36	94,751	$8,733,135

(1) On May 3, 2007, we announced that our Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program established under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined in the discretion of our management. The repurchases are funded from our working capital. Our share repurchase program does not have an expiration date, and we may discontinue or suspend the share repurchase program at any time. All of the repurchases set forth in this table were made under the share repurchase program in open market transactions. All shares of common stock repurchased under our share repurchase program are held as treasury stock.

Item 4. Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on June 8, 2007. The directors elected at the annual meeting were: Jeffrey Jagid, Kenneth S. Ehrman, Beatrice Yormark, Lawrence Burstein and Michael Monaco. Each director will hold that position for a term of one year or until the next annual meeting or until another is chosen in his stead.

The matters voted upon at the Annual Meeting and the results of the voting are set forth below:

(i) With respect to the election of Directors by the holders of CommonStock, the persons named below received the following number of votes:

Name	Votes For	Votes Withheld
Jeffrey Jagid	10,835,897	85,154
Kenneth S. Ehrman	10,892,379	91,672
Beatrice Yormark	10,806,102	114,949
Lawrence Burstein	10,813,483	107,568
Michael Monaco	10,765,374	155,677

(ii) With respect to a proposal to adopt and approve our 2007 Equity Compensation Plan, the votes cast by the holders of common stock were: 6,437,985 voted in favor, 1,783,528 voted against, and 13,846 votes abstained on the proposal.

(iii) With respect to ratification of the appointment of Eisner LLP to serve as our independent auditors for the fiscal year ended December 31, 2007, the votes cast by the holders of common stock were: 10,824,893 voted in favor, 58,674 voted against, and 37,484 votes abstained on the proposals.

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

I.D. Systems, Inc.

Dated: August 9, 2007	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2007_	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer (Principal Financial Officer)