Form 10-Q
period 2007-09-30
ID SYSTEMS INC
filed 2007-11-08
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

or

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of the close of business on November 2, 2007 was 11,020,000.

INDEX

I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

I.D. Systems, Inc.
Condensed Balance Sheets

	December 31, 2006	September 30, 2007
		(Unaudited)
ASSETS
Cash and cash equivalents	$9,644,000	$3,681,000
Marketable securities	60,716,000	59,463,000
Accounts receivable, net	5,101,000	6,653,000
Unbilled receivables	1,042,000	131,000
Inventory	6,430,000	4,124,000
Officer loan	8,000	—
Interest receivable	179,000	101,000
Prepaid expenses and other current assets	271,000	362,000
Total current assets	83,391,000	74,515,000

Fixed assets, net	1,394,000	1,361,000
Deferred contract costs	33,000	8,000
Other assets	87,000	87,000

	$84,905,000	$75,971,000
LIABILITIES
Accounts payable and accrued expenses	$2,950,000	$1,537,000
Current portion of long term debt	221,000	75,000
Deferred revenue	221,000	310,000
Total current liabilities	3,392,000	1,922,000

Long term debt	19,000	—
Deferred revenue	133,000	182,000
Deferred rent	77,000	61,000
Total liabilities	3,621,000	2,165,000

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $.01 par value; 11,337,000 and 11,549,000 issued at December 31, 2006 and September 30, 2007, respectively, shares outstanding, 11,297,000 and 11,052,000 at December 31, 2006 and September 30, 2007, respectively.	113,000	115,000
Additional paid-in capital	93,423,000	96,157,000
Accumulated deficit	(12,151,000)	(17,047,000)
Accumulated other comprehensive income	12,000	6,000
	81,397,000	79,231,000
Treasury stock; 40,000 shares and 497,000 shares at cost	(113,000)	(5,425,000)
Total stockholders’ equity	81,284,000	73,806,000
Total liabilities and stockholders’ equity	$84,905,000	$75,971,000

I.D. Systems, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenue:
Products	$5,751,000	$5,466,000	$14,465,000	$8,481,000
Services	2,323,000	1,052,000	6,361,000	4,881,000
	8,074,000	6,518,000	20,826,000	13,362,000
Cost of Revenue:
Cost of products	2,995,000	2,725,000	7,245,000	4,282,000
Cost of services	1,504,000	546,000	3,930,000	2,564,000
	4,499,000	3,271,000	11,175,000	6,846,000

Gross Profit	3,575,000	3,247,000	9,651,000	6,516,000

Selling, general and administrative expenses	3,162,000	4,004,000	8,820,000	11,708,000
Research and development expenses	673,000	828,000	1,726,000	2,128,000

Loss from operations	(260,000)	(1,585,000)	(895,000)	(7,320,000)
Interest income	860,000	784,000	1,741,000	2,344,000
Interest expense	(6,000)	(2,000)	(23,000)	(9,000)
Other income	38,000	13,000	115,000	89,000

Net income (loss)	$632,000	$(790,000)	$938,000	$(4,896,000)

Net income (loss) per share – basic	$0.06	$(0.07)	$0.09	$(0.43)

Net income (loss) per share – diluted	$0.05	$(0.07)	$0.08	$(0.43)

Weighted average common shares outstanding – basic	11,202,000	11,150,000	10,238,000	11,265,000

Weighted average common shares outstanding – diluted	12,871,000	11,150,000	11,991,000	11,265,000

I.D. Systems, Inc.
Condensed Statement of Changes in Stockholders’s Equity
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Stock	Equity

Balance at December 31, 2006	11,337,000	$113,000	$93,423,000	$(12,151,000)	$12,000	$(113,000)	$81,284,000

Net loss				(4,896,000)			(4,896,000)
Comprehensive loss - unrealized loss on investments					(6,000)		(6,000)
Total comprehensive loss							(4,902,000)
Shares issued pursuant to exercise of stock options	193,000	2,000	299,000				301,000
Shares repurchased						(4,968,000)	(4,968,000)
Shares withheld pursuant to stock issuances						(344,000)	(344,000)
Issuance of restricted stock	19,000
Stock based compensation – restricted stock			695,000				695,000
Stock based compensation - options			1,740,000				1,740,000

Balance at September 30, 2007	11,549,000	$115,000	$96,157,000	$(17,047,000)	$6,000	$(5,425,000)	$73,806,000

I.D. Systems, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2006	2007
Cash flows from operating activities:

Net income (loss)	$938,000	$(4,896,000)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Inventory reserve	—	175,000
Accrued interest income	(41,000)	120,000
Stock-based compensation expense	1,783,000	2,435,000
Depreciation and amortization expense	344,000	401,000
Deferred rent expense	(16,000)	(16,000)
Deferred revenue	83,000	138,000
Deferred contract costs	53,000	25,000
Changes in:
Accounts receivable	(1,461,000)	(1,552,000)
Unbilled receivables	(898,000)	911,000
Inventory	(2,172,000)	2,131,000
Prepaid expenses and other assets	(243,000)	(91,000)
Investment in sales type leases	467,000	—
Accounts payable and accrued expenses	(1,041,000)	(1,757,000)
Net cash used in operating activities	(2,204,000)	(1,976,000)

Cash flows from investing activities:
Purchase of fixed assets	(553,000)	(368,000)
Purchase of investments	(58,103,000)	(10,940,000)
Maturities of investments	3,364,000	12,145,000

Net cash (used in) provided by investing activities	(55,292,000)	837,000

Cash flows from financing activities:
Repayment of term loan	(156,000)	(165,000)
Proceeds from exercise of stock options	718,000	301,000
Purchase of treasury shares	—	(4,968,000)
Collection of officer loan	8,000	8,000
Net proceeds from stock offering	63,961,000	—

Net cash provided by (used in) financing activities	64,531,000	(4,824,000)
Net increase (decrease) in cash and cash equivalents	7,035,000	(5,963,000)
Cash and cash equivalents - beginning of period	2,138,000	9,644,000
Cash and cash equivalents - end of period	$9,173,000	$3,681,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$23,000	$9,000
Non-cash financing activity:
Shares withheld pursuant to stock issuances	$-	$344,000

I.D. Systems, Inc.
Notes to Unaudited Condensed Financial Statements
September 30, 2007

NOTE A - Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of September 30, 2007, the results of its operations for the three month and nine month periods ended September 30, 2006 and 2007, the change in stockholder’s equity for the nine months ended September 30, 2007 and cash flows for the nine month periods ended September 30, 2006 and 2007. The results of operations for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the operating results for the full year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-K.

NOTE B – Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE C – Marketable Securities

The Company has marketable debt securities, which are classified as either available for sale or held to maturity, depending on management’s investment intentions relating to these securities. Available for sale securities are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company primarily invests in high credit quality Auction Rate Certificates issued by counties, cities, states, other municipal entities, not-for-profits and corporations. These Auction Rate Certificates reset every 28 days giving the Company the ability to readily convert these instruments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, the Company has classified all marketable securities as current assets in the accompanying balance sheets.

NOTE D – Inventory

Inventory, which consists of components for the Company’s products and finished goods, is stated at the lower of cost using the first-in first-out method or market. At December 31, 2006 and September 30, 2007, the Company’s inventory consisted of components of approximately $465,000 and $518,000 and finished goods of approximately $5,965,000 and $3,606,000, respectively.

NOTE E –Unbilled Receivables and Deferred Revenue

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. As the systems are delivered, and services are performed and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. At December 31, 2006 and September 30, 2007, unbilled receivables were $1,042,000 and $131,000 respectively and deferred revenue was $354,000 and $492,000, respectively.

NOTE F - Earnings Per Share of Common Stock

Earnings per share for the three months and nine months ended September 30, 2006 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Basic earnings (loss) per share
Net income (loss)	$632,000	$(790,000)	$938,000	$(4,896,000)

Weighted average shares outstanding	11,202,000	11,150,000	10,238,000	11,265,000

Basic earnings (loss) per share	$0.06	$(0.07)	$0.09	$(0.43)

Diluted earnings (loss) per share
Net income (loss)	$632,000	$(790,000)	$938,000	$(4,896,000)

Weighted average shares outstanding	11,202,000	11,150,000	10,238,000	11,265,000

Dilutive effect of stock options	1,669,000	—	1,753,000	—

Weighted average shares outstanding, diluted	12,871,000	11,150,000	11,991,000	11,265,000

Diluted earnings (loss) per share	$0.05	$(0.07)	$0.08	$(0.43)

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Options to purchase 266,000 and 241,000 shares of common stock were outstanding for the three month and nine month periods ended September 30, 2006 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period and, therefore, the effect would be anti-dilutive. For the three month and nine month periods ended September 30, 2007, the basic and diluted weighted average shares outstanding were the same since the effect from the potential exercise of outstanding stock options of 2,762,000 would have been anti-dilutive.

NOTE G – Revenue Recognition

The Company's revenues are derived from contracts with multiple element arrangements, which include the Company's system, training and technical support. Revenue is allocated to each element based upon vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue is recognized as each element is earned based on the selling price of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company's system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, persuasive evidence of an arrangement exists, sales price is fixed and determinable, collectibility is reasonably assured and contractual obligations have been satisfied. Training and technical support revenue are generally recognized at time of performance.

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

The Company accounts for stock-based employee compensation under Statement of Financial Accounting Standard No. 123R “Share Based Payment” which requires all share based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. As a result, the Company recorded $584,000 and $591,000 in stock based compensation expense for the three month periods ended September 30, 2006 and 2007, respectively and a $1,514,000 and $1,740,000 expense for the nine month periods ended September 30, 2006 and 2007, respectively.

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,784,000	$8.97
Granted	283,000	13.48
Exercised	(193,000)	1.56
Forfeited	(112,000)	18.32

Outstanding at end of period	2,762,000	$9.57	6 years	$11,510,000

Exercisable at end of period	1,663,000	$6.99	5 years	$9,759,000

As of September 30, 2007, there was $6,245,000 of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted average period of 5.69 years.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	2006	2007
Volatility	60%	50%
Expected life of options	5 years	5 years
Risk free interest rate	5%	5%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of the Company’s stock and the expected life of options is based on historical data with respect to employee exercise periods.

The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2007 was $10.74 and $7.01, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2007 was $2,872,000 and $1,804,000, respectively.

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

NOTE I – Long Term Debt

In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution which is set to expire in January 2008. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan’s floating interest expense the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term. The loan is collateralized by all the assets of the Company and the Company is in compliance with the covenants under the term loan. The fair value of the interest rate swap is not material to the financial statements or results of operations.

NOTE J – Restricted Stock

As of September 30, 2007, there were 68,000 shares of unvested restricted stock that were outstanding and granted to employees, including executive officers, pursuant to the 1999 Stock Option Plan, as amended and restated effective April 20, 2005. The Plan is administered by the Compensation Committee, which has the authority to determine the terms of those shares. For the nine months ended September 30, 2007, the Company recorded a $695,000 stock based compensation expense in connection with the restricted stock grant. As of September 30, 2007, there was $771,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over the next two years.

NOTE K – Income Taxes

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of September 30, 2007, the Company had provided a valuation allowance to fully reserve its net operating loss carry forwards, primarily as a result of anticipated net losses for income tax purposes.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of September 30, 2007, the Company did not have any unrecognized tax benefits. The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and nine month periods ended September 30, 2007, there was no such interest or penalty.

NOTE L - Concentration of Customers and Vendors

Three customers accounted for 40%, 32% and 11%, respectively, of the Company’s revenue during the nine month period ended September 30, 2007. On September 21, 2007, the Company fulfilled a sale totaling approximately $5.2 million to one of these customers. This sale comprises 77% of the Company’s accounts receivable and unbilled receivables as of September 30, 2007.

Three vendors accounted for 25%, 18% and 10% of the Company’s purchases during the nine month period ended September 30, 2007. One of these vendors accounted for 28% of the Company’s accounts payable as of September 30, 2007.

NOTE M – Stock Repurchase Program

On May 3, 2007, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of Company common stock having an aggregate value of up to $10,000,000. As of September 30, 2007, the Company purchased approximately 434,000 shares under the program at an average cost of $11.43 per share.

NOTE N – Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year. We are currently assessing the impact of the adoption of SFAS No. 157 will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year. We are currently assessing the impact of the adoption of SFAS No. 159 will have on our financial position and results of operations.

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

Critical Accounting Policies

For the nine months ended September 30, 2007, there were no changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenue:
Products	71.2%	83.9%	69.5%	63.5%
Services	28.8	16.1	30.5	36.5
	100.0	100.0	100.0	100.0
Cost of Revenues:
Cost of products	52.1	49.9	50.1	50.5
Cost of services	64.7	51.9	61.8	52.5

Total Gross Profit	44.3	49.8	46.3	48.8

Selling, general and administrative expenses	39.2	61.4	42.4	87.6
Research and development expenses	8.3	12.7	8.3	15.9

Loss from operations	(3.2)	(24.3)	(4.4)	(54.7)
Net interest income	10.6	12.0	8.2	17.5
Other income	0.4	0.2	0.7	0.6

Net income (loss)	7.8%	(12.1)%	4.5%	(36.6)%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

REVENUES. Revenues decreased by $1.6 million, or 19.3%, to $6.5 million in the three months ended September 30, 2007.

Revenues from products decreased by $285,000, or 5.0%, to $5.5 million in the three months ended September 30, 2007 from $5.8 million in the same period in 2006. The decrease in product revenue was primarily attributable to a decrease in product revenue from the United States Postal Service of approximately $1.8 million, offset by an increase of product revenue from Wal-Mart Stores, Inc of approximately $1.8 million, and a decrease in product revenue from other customers.

Revenues from services decreased by $1.2 million, or 54.7%, to $1.1 million in the three months ended September 30, 2007 from $2.3 million in the same period in 2006. The decrease in revenues was primarily attributable to the decrease in service revenue from the United States Postal Service of approximately $1.4 million, partially offset by an increase in service revenue from other customers.

COST OF REVENUES. Cost of revenues decreased by $1.2 million, or 27.3%, to $3.3 million in the three months ended September 30, 2007. The decrease was attributable to the decrease in revenue in 2007. Gross profit was $3.2 million in 2007 compared to $3.6 million in 2006. As a percentage of revenues, gross profit increased to 49.8% in 2007 from 44.3% in 2006.

Cost of products decreased by $270,000, or 9.0%, to $2.7 million in the three months ended September 30, 2007 from $3.0 million in the same period in 2006. Gross profit for products was $2.7 million in 2007 compared to $2.8 million in 2006. As a percentage of product revenues, gross profit increased to 50.1% in 2007 from 47.9% in 2006.  The increase is primarily attributable to a cost reduction to the finished goods of our system.

Cost of services decreased by $1.0 million, or 63.7%, to $546,000 in the three months ended September 30, 2007 from $1.5 million in the same period in 2006. Gross profit for services was $506,000 in 2007 compared to $819,000 in 2006. As a percentage of service revenues, gross profit increased to 48.1% in 2007 from 35.3% in 2006. The increase was primarily attributable to the fact that a larger percentage of the service revenue was from engineering services and maintenance, which typically have higher gross margins than revenue from implementation services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $842,000, or 26.6%, to $4.0 million in the three months ended September 30, 2007 compared to $3.2 million in the same period in 2006. The increase was primarily attributable to the increase in payroll and payroll related expenses due to the hiring of additional staff within our sales and customer service departments to support our growth initiative. As a percentage of revenues, selling, general and administrative expenses increased to 61.5% in the three months ended September 30, 2007 from 39.2% in the same period in 2006 due to the aforementioned increase to payroll and payroll related expenses as well as to a decrease in revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $155,000, or 23.0%, to $828,000 in the three months ended September 30, 2007 from $673,000 in the same period in 2006. The increase was primarily attributable to the work performed relating to the development of European compliant products. As a percentage of revenues, research and development expenses increased to 12.7% in the three months ended September 30, 2007 from 8.3% in the same period in 2006.

INTEREST INCOME. Interest income decreased $76,000, or 8.8%, to $784,000 in the three months ended September 30, 2007 from $860,000 in the same period in 2006.The decrease was primarily attributable to the decrease in cash and cash equivalents and marketable securities resulting from the Company’s stock repurchase program.

INTEREST EXPENSE. Interest expense decreased $4,000, or 66.7%, to $2,000 in the three months ended September 30, 2007 from $6,000 in the same period in 2006. The decrease was attributable to a reduction in the principal amount of our outstanding debt in the three months ended September 30, 2007.

OTHER INCOME. Other income decreased $25,000, or 65.8%, to $13,000 in the three months ended September 30, 2007 from $38,000 in the same period in 2006 and reflects rental income earned from a sublease arrangement. In July 2007, we released the sublessee from the sublease and reassumed the space.

NET INCOME(LOSS). Net loss was $790,000 or $(0.07) per basic and diluted share for the three months ended September 30, 2007 as compared to net income of $632,000 or $0.06 and $0.05 per basic and diluted share, respectively, for the same period in 2006. The increase in net loss was due primarily to the reasons described above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

REVENUES. Revenues decreased by $7.5 million, or 35.8%, to $13.4 million in the nine months ended September 30, 2007.

Revenues from products decreased by $6.0 million, or 41.4%, to $8.5 million in the nine months ended September 30, 2007 from $14.5 million in the same period in 2006. The decrease in revenues was primarily attributable to the decrease in the amount of orders received from the United States Postal Service of approximately $7.6 million, partially offset by an increase of product revenue from Wal-Mart Stores, Inc. of approximately $1.9 million.

Revenues from services decreased by $1.5 million, or 23.3%, to $4.9 million in the nine months ended September 30, 2007 from $6.4 million in the same period in 2006. The decrease in revenues was primarily attributable to the decrease in service revenue from the United States Postal Service of approximately $2.2 million, partially offset by an increase in service revenue from other customers.

COST OF REVENUES. Cost of revenues decreased by $4.3 million, or 38.7%, to $6.8 million in the nine months ended September 30, 2007. The decrease was attributable to the decrease in revenue in 2007. Gross profit was $6.5 million in 2007 compared to $9.7 million in 2006. As a percentage of revenues, gross profit increased to 48.8% in 2007 from 46.3% in 2006.

Cost of products decreased by $3.0 million, or 40.9%, to $4.3 million in the nine months ended September 30, 2007 from $7.2 million in the same period in 2006. Gross profit for products was $4.2 million in 2007 compared to $7.2 million in 2006. As a percentage of product revenues, gross profit decreased to 49.5% in 2007 from 49.9% in 2006.

Cost of services decreased by $1.4 million, or 34.8%, to $2.6 million in the nine months ended September 30, 2007 from $3.9 million in the same period in 2006. Gross profit for services was $2.3 million in 2007 compared to $2.4 million in 2006. As a percentage of service revenues, gross profit increased to 47.5% in 2007 from 38.2% in 2006. The increase was primarily attributable to the fact that a larger percentage of the service revenue was from engineering services and maintenance, which typically have higher gross margins than revenue from implementation services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.9 million, or 32.7%, to $11.7 million in the nine months ended September 30, 2007 compared to $8.8 million in the same period in 2006. This increase was attributable primarily to (i) the increase in payroll of approximately $1.7 million primarily resulting from the hiring of additional staff within our sales and customer service departments and related expenses such as travel and entertainment of approximately $383,000, recruiting of approximately $188,000 and insurance of approximately $160,000 and (ii) an increase to the stock based employee compensation expense of $364,000 in 2007. As a percentage of revenues, selling, general and administrative expenses increased to 87.6% in the nine months ended September 30, 2007 from 42.4% in the same period in 2006 due to the aforementioned increase to payroll and payroll related expenses as well as to a decrease in revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $402,000, or 23.3%, to $2.1 million in the nine months ended September 30, 2007 from $1.7 million in the same period in 2006. This increase was attributable primarily to (i) an increase to the stock based employee compensation expense of $291,000 in 2007 and (ii) work performed relating to the development of European compliant products. As a percentage of revenues, research and development expenses increased to 15.9% in the nine months ended September 30, 2007 from 8.3% in the same period in 2006.

INTEREST INCOME. Interest income increased $603,000 to $2.3 million in the nine months ended September 30, 2007 from $1.7 million in the same period in 2006. This increase was attributable primarily to the increase in cash and cash equivalents and marketable securities resulting from the proceeds received in connection with the public offering completed in March 2006.

INTEREST EXPENSE. Interest expense decreased $14,000, or 60.9%, to $9,000 in the nine months ended September 30, 2007 from $23,000 in the same period in 2006. The decrease was attributable to a reduction in the principal amount of our outstanding debt in the nine months ended September 30, 2007.

OTHER INCOME. Other income decreased $26,000 or 22.6% to $89,000 in the nine months ended September 30, 2007 from $115,000 in the same period in 2006 and reflects rental income earned from a sublease arrangement. In July 2007, we released the sublessee from the sublease and reassumed the space.

NET INCOME(LOSS). Net loss was $4.9 million or $(0.43) per basic and diluted share for the nine months ended September 30, 2007 as compared to net income of $938,000 or $0.09 and $0.08 per basic and diluted share, respectively, for the same period in 2006. The increase in net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded from cash flows generated from operations and net proceeds from the sale of our securities, including the sale of our common stock upon the exercise of options. As of September 30, 2007, we had cash and marketable securities of $63.1 million and working capital of $72.6 million compared to $70.4 million and $80.0 million, respectively, as of December 31, 2006.

Operating Activities:

Net cash used in operating activities was $2.0 million for the nine months ended September 30, 2007 compared to net cash used in operating activities of $2.2 million for the same period in 2006. The decrease in cash used was due primarily to: (i) a decrease in unbilled receivables; and (ii) a decrease in finished goods inventory, offset by an increase in net loss and a decrease in accounts payable and accrued expenses.

Investing Activities:

Net cash provided by investing activities was $843,000 for the nine months ended September 30, 2007 compared to net cash used in investing activities of $55.3 million for the same period in 2006. The change was due primarily to an increase in the maturities of investments and fewer purchases of investments.

Financing Activities:

Net cash used in financing activities was $4.8 million for the nine months ended September 30, 2007 compared to net cash provided by financing activities of $64.5 million for the same period in 2006. The decrease was due primarily to the proceeds received in connection with the public offering that was completed in March 2006, as well as the purchase of shares of our issued and outstanding common stock during 2007 pursuant to our share purchase program authorized by our Board of Directors in May 2007.

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

Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year. We are currently assessing the impact of the adoption of SFAS No. 157 will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year. We are currently assessing the impact of the adoption of SFAS No. 159 will have on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the form of interest rate changes and changes in corporate tax rates which are currently immaterial to us; provided, however that due to the significance of our cash and cash equivalents and marketable securities, the actual impact of future interest rate changes could have a material effect on future interest income.

Item 4. Controls And Procedures

a.Disclosure controls and procedures.

During the first nine months of 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission. These disclosure controls and procedures have been designed to ensure that material information relating to us, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of September 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.Changes in internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a month-to-month summary of our share repurchase activity during the three months ended September 30, 2007:

Issuer Purchases of Equity Securities (1)

Period	Total number of shares (or unit) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
7/1/07 through 7/31/07	125,140	$11.55	125,140	$7,287,418
8/1/07 through 8/31/07	151,294	$9.91	151,294	$5,787,872
9/1/07 through 9/30/07	63,294	$11.95	63,294	$5,031,784
Total	339,728	$10.90	339,728	$5,031,784

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

I.D. Systems, Inc.

Dated: November 8, 2007	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2007	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer)