Form 10-K
period 2007-12-31
ID SYSTEMS INC
filed 2008-03-14
CIK 49615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K
(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007.

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
Yes ☒ or No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.
Large accelerated filer ☐      Accelerated filer ☒

Non-accelerated filer ☐(Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ or No ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates is $133.4 million, computed by reference to the price at which the Common Stock was last sold on June 29, 2007, as reported on the Nasdaq National Market.

The number of shares of Common Stock outstanding as of March 3, 2008 was 10,855,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Proxy Statement For 2007 Annual Meeting of Stockholders	Part III

I.D. SYSTEMS, INC.

PART I.

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties. See “Risk Factors - Cautionary Note Regarding Forward-Looking Statements.” I.D. Systems, Inc. has, or has applied for, trademark protection for I.D. Systems, Inc.®, Intelli-Listening®,  MAC™, Vehicle Asset Communicator®, Battery ChaMP™, ChaMP™, Wireless Asset Net®, AvRamp™, Opti-Kan™, Line Asset Communicator™ and WiFree™.

Item 1.Business

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

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, aerospace and defense, homeland security and vehicle rental. Based on revenues for 2007, our top customers are:

•  U.S. Postal Service;

•   Wal-Mart Stores, Inc.

•   Ford Motor Company;

We were incorporated in the State of Delaware in 1993.

Our Solution

We design and implement solutions that focus primarily on the closed-loop asset management and security segment of the market for RFID and other wireless-based technologies. In this segment, RFID-based devices that provide on-board control, location tracking and data processing are integrated with enterprise assets to provide real-time visibility of, and two-way communications with, such assets. Our Wireless Asset Net system provides architectural and functional advantages that differentiate it from systems used for inventory and logistics tracking. For example, while inventory tracking systems rely on consistent radio frequency, or RF, connectivity to perform core functions, our system requires only periodic RF communications, and our on-asset devices perform their core functions autonomously. Unlike logistics tracking systems, which typically require substantial monthly expenditures for cellular or satellite communications, our system does not require customers to incur wireless communications costs and can track mobile assets indoors, where global positioning systems, or GPS, receivers typically do not work and cellular coverage can be sporadic.

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

Rental Fleet Management

Our solution for rental fleet management is designed both to enhance the consumer’s rental experience and benefit the rental company by providing information that can be used to increase revenues, reduce costs and improve customer service. Our system automatically uploads vehicle identification number, mileage and fuel data as a vehicle enters and exits the rental lot, which can significantly expedite the rental and return processes for travelers and provide the rental company with more timely inventory status, more accurate billing data that can generate higher fuel-related revenue, and an opportunity to utilize customer service personnel for more productive activities, such as inspecting vehicles for damage and helping customers with luggage.

Growth Strategy

Our objective is to become the leading global provider of wireless solutions for managing and securing enterprise assets. To achieve this goal, we intend to:

Increase sales to existing customers and pursue opportunities with new customers by:

•
maintaining a sales and marketing team that is focused on identifying, seizing and managing revenue opportunities, with the primary goal of expanding our customer base and achieving wider market penetration;

•
utilizing a performance services team to (a) shorten our initial sales cycles by helping prospective customers identify and quantify benefits expected from our system, (b) accelerate transitions from initial implementation to roll-out programs by helping customers achieve and prove expected system benefits, and (c) build service revenue through long-term consultative engagements that help customers use our system to attain continuous improvements in their operations;

•
utilizing a business development team to establish and manage value-added channel partners that provide (a) new sales, marketing, distribution and support networks, (b) opportunities for system integration and development of unique, integrated value propositions, and (c) software development opportunities to expand our product and application offerings;

•
utilizing a strategic markets team to identify opportunities for and expand sales in key vertical markets—such as automotive, aviation, civilian government, defense, and rental cars—where our solutions can be effectively branded and marketed with specific functionality and subject matter expertise; and

•	expanding our resources and activities internationally, especially in Europe, where re-packaging, promoting and supporting our products represents a large, untapped growth opportunity.

Expand into new applications and markets for our technology by:

•	pursuing opportunities to integrate our system with computer hardware and software vendors, including original equipment manufacturers;

•	establishing relationships with global distributors to market and sell our system internationally; and

•	pursuing acquisitions of companies that we believe will enhance the functionality and broaden the applicability of our solutions.

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

Principal Products

On-Asset Hardware. With a variety of mounting and user-interface options, our on-asset hardware is designed to be installed quickly and easily and provide an autonomous means of asset control and monitoring. Our on-asset hardware:

•	contains an integrated computer, programmed with a product-specific application, and an advanced wireless transceiver with a communication range of up to one-half mile;

•	controls equipment access with a variety of electronic interface options;

•	is compatible with most existing facility access security systems;

•	generates paperless electronic safety checklists via a built-in display and keypad;

•	wirelessly and automatically uploads and downloads data to and from other system components;

•	performs monitoring and control functions at all times, independent of RF or network connectivity; and

•	incorporates a multi-voltage power supply designed to control electrical anomalies.

 Wireless Asset Managers. Each of our Wireless Asset Net system deployments requires at least one fixed-position communication device, referred to as a Wireless Asset Manager, to link the mobile assets being monitored with the customer’s computer network. Our Wireless Asset Managers conduct two-way RF communications with the assets being monitored and can communicate on either a local or wide area network. The Wireless Asset Managers solution offers flexible configuration options and scalability. A single Wireless Asset Manager is enough to operate an entire asset management system. For expanded, real-time data communication and location tracking, Wireless Asset Managers can be added incrementally as needed. They also allow system settings and on-asset functionality to be changed without physically interfacing with on-asset hardware, which can save significant time and money.

Each of our Wireless Asset Managers:

•	incorporates an integrated computer, programmed with a product specific application, and an advanced wireless transceiver with a communication range of up to one-half mile;

•	accommodates an unlimited number of on-asset hardware devices;

•	automatically uploads and downloads data to and from other system components;

•	employs built-in self-diagnostic capabilities; and

•	is configurable to achieve a wide range of asset management goals.

 Server Software. Each of our Wireless Asset Net system deployments requires at least one installation of our server software, which automatically manages data communications between the system’s database and the Wireless Asset Managers. Our server software:

•	is a set of Windows services;

•	automatically processes data between our Wireless Asset Managers and system databases;

•	actively polls Wireless Asset Managers to retrieve data on demand;

•	passively listens to allow remote systems to initiate data communications for data download;

•	automates event scheduling, including data downloads, database archiving and diagnostic notifications;

•	interfaces with certain existing external systems, including maintenance and training systems;

•	supports remote control/management of event processes;

•	automatically performs diagnostics on system components; and

•	automatically e-mails event alerts and customizable reports.

Client Software . Our client software, referred to as the Wireless Asset Net Console, provides an intuitive, easy-to-use, Windows-based interface. The console is deployed in a standard client-server network architecture or as a thin-client. The console interfaces only with the database, not directly with our communication infrastructure or on-asset hardware, which restricts access to, and limits corruption of, system information and minimizes network bandwidth usage. An unlimited number of consoles can be used on a network at any given time.

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

Services

 Maintenance Services . We provide a warranty on all hardware and software components of our system. During the warranty period, we either replace or repair defective hardware. We also make extended maintenance contracts available to customers and offer ongoing maintenance and support on a time and materials basis. Pricing for our extended maintenance and support contracts is dependent upon the level of service we expect to provide. Our maintenance and support services typically include remote system monitoring, help desk technical support, escalation procedure development and routine diagnostic data analysis.

 Customer Support and Consulting Services . We have developed a framework for the various phases of system training and support that offers our customers both structure and flexibility. Major training phases include hardware installation and troubleshooting, software installation and troubleshooting, train-the-trainer training on asset hardware operation, preliminary software user training, system administrator training, information technology issue training, ad hoc training during system launch and advanced software user training. These services are priced based on the extent of training that the customer requests.

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

Sales and Marketing

Our sales and marketing objective is to achieve broad market penetration, with an emphasis both on expanding business opportunities with existing customers and on securing new customers. As of March 3, 2008, we had 26 employees, including two based in Germany, devoted to sales and marketing.

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

•
Ford initially implemented our system at one plant in 1999, which led to a blanket purchase order to deploy our system across its North American operations. As of December 31, 2007, we had deployed our system at 38 Ford facilities.

•	Walgreens initially deployed our system at a single distribution center in 2003.As of December 31, 2007, we had deployed our system at 8 distribution centers.

•
The U.S. Postal Service used the implementation of our system at one of its facilities to form the basis of a solicitation for competitive bids for a powered vehicle management system. Based on our proposal for that program, the U.S. Postal Service awarded us a national contract in 2004 to deploy our system at up to 460 U.S. Postal Service facilities nationwide. As of December 31, 2007, we had deployed our system at 80 facilities.

•	Beginning in 2003, Target utilized our system on a limited number of vehicles at one of its facilities. As of December 31, 2007, we had deployed our system at 31 facilities.

•	Wal-Mart initially deployed our system at a single distribution center in 2005. After testing our system, Wal-Mart deployed our system in 20 additional facilities.

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

Customers

We market and sell our wireless solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, aerospace and defense, homeland security and vehicle rental. Customers that have implemented our system include:

3M Company	Nissan North America, Inc.
Advanced Technology Institute	Northrop Grumman Corporation
AeroVironment, Inc.	Nucor Company
American Axle & Manufacturing, Inc.	Premier Manufacturing Support Services, Inc.
Archer Daniels Midland Company	Rite Aid Corporation
Avis Rent A Car System, Inc.	Target Corporation
Canadian Tire Corporation, Limited	Toyota Motor Manufacturing Kentucky, Inc.
DaimlerChrysler Corp.	Tyler Pipe Company
Deere & Company	U.S. Department of Defense
FMC Technologies	U.S. Department of Homeland Security
Ford Motor Company	U.S. Navy
Kellogg Company	U.S. Postal Service
General Dynamics Corporation	Walgreen Co.
Golub Corporation	Wal-Mart Stores, Inc.
Longview Fibre Company	Weyerhauser Company
Meijer, Inc.	WinCo Foods, Inc.

During the year ended December 31, 2007, the U.S. Postal Service, Wal-Mart Stores, Inc. and Ford Motor Company accounted for 37%, 32% and 10% of our revenues, respectively. During the year ended December 31, 2006, the U.S. Postal Service and Wal-Mart Stores, Inc. accounted for 61% and 14% of our revenues, respectively. No other customer accounted for greater than 10% of our net revenues during these periods.

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

•
In 2004, the U.S. Postal Service solicited bids for deployment of an enterprise-wide Powered Industrial Vehicle Management System (“PIVMS”), and subsequently awarded us a national contract to deploy our Wireless Asset Net technology as its PIVMS at up to 460 U.S. Postal Service facilities across the United States. As of December 31, 2007, we had implemented the PIVMS in 80 U.S. Postal Service facilities.

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

In each of our markets, we encounter different competitors due to the competitive dynamics of each segment. In the industrial fleet management and security market, the wireless control, tracking and management of enterprise assets is relatively new. Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer subsets of our system capabilities or alternate approaches to the needs our products address. Those companies include both emerging companies with limited operating histories, such as ShockWatch, a division of Media Recovery Inc., and Access Control Group, and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Savi Technology, which was acquired by Lockheed Martin Company in June 2006, Symbol Technologies, which was acquired by Motorola, Inc. in January 2007, Intermec, Inc. and WhereNet Corp., which was acquired by Zebra Technologies Corporation in January 2007.

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

Research and Development

As of March 3, 2008, including our executive vice president of engineering, our research and development group was comprised of 17 full-time employees. These employees have expertise in areas such as software and hardware design, wireless communications and mechanical and electrical engineering.

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

In our effort to expand our product beyond North America, we achieved product compliance certification, including European Telecommunications Standard Institutes and European Conformity certification, for our primary product line. In addition, we have completed our conversion of those products to meet the requirements of the European Union’s Restriction of certain Hazardous Substances Directive (RoHS) and its Waste Electrical and Electronic Equipment (WEEE) regulations. These efforts included redesign of circuitry, replacement of components and materials, and new marking and documentation. This has permitted us to market and sell our integrated wireless solutions in the European Union.

Our current research and development efforts are focused on:

•	enhancing productivity by continuing to add to the functionality and reduce the costs of our system;

•	expanding our system to meet the needs of potential markets and to provide new solutions to our customers; and

•	improving our core products by utilizing continuing advances in technology.

We spent $2.8 million, $2.6 million and $1.6 million for research and development during years ended December 31, 2007, 2006 and 2005, respectively.

Intellectual Property

Patents

We attempt to protect our technology and products through the pursuit of patent protection in the United States and certain foreign jurisdictions. We have built a portfolio of patents and patent applications relating to aspects of our technology and products. We have four U.S. patents and twenty-four pending U.S. patent applications. With the timely payment of all maintenance fees, our U.S. patent that covers our Wireless Asset Net system (U.S. Patent Number 5,682,142) expires on October 28, 2014, our U.S. patent that covers our rental car fleet management system (U.S. Patent Number 6,898,493) expires on April 6, 2020, our U.S. patent that covers our Wireless Asset Net system (U.S. Patent Number 7,165,040) expires on April 28, 2023), and our U.S. patent that covers our Wireless Asset Net system (U.S. Patent Number 7,171,381) expires on December 20, 2019.

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

U.S. Patent Number 7,165,040 and U.S. Patent Number 7,171,381, entitled “System and Method for Managing Remotely and Distantly Located Assets” and “System Architecture and Communications for an Asset Management System,” respectively, are directed toward protection for wireless, bi-directional communications between intelligent asset monitoring devices and central data processing nodes.  The patented systems enable monitoring and control of remote assets in environments where wireless communication networks are overburdened or not reliable. We have foreign patents in China, South Korea, Australia and Mexico covering our Wireless Asset Net system. We also have patent applications for our Wireless Asset Net system pending in Japan and Canada and patent applications for our mobile RFID portal pending in Canada, China, Mexico, Europe and Australia. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of their foreign counterparts.

Trademarks

We have, or have applied for, trademark protection for I.D. Systems, Inc.®, Intelli-Listening®,  MAC™, Vehicle Asset Communicator®, Battery ChaMP™, ChaMP™, Wireless Asset Net®, AvRamp™, Opti-Kan™, Line Asset Communicator™ and WiFree™.

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

Our products intentionally transmit radio signals, including narrow band and spread spectrum signals, as part of their normal operation. We have obtained certification from the FCC for our products that require certification. Users of these products in the United States do not require any license from the FCC to use or operate our products. To market and sell our integrated wireless solutions in the European Union, we also utilize unlicensed radio spectra, and have obtained the required European Norm (EN) certifications.

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

Employees

As of March 3, 2008, we had 99 full-time employees, of which 33 are engaged in customer service, 17 in product development (which includes engineering), 9 in operations, 26 in sales and marketing, and 14 in finance and administration. None of our employees are represented by union or collective bargaining agreements. We believe that our relationships with our employees are good.

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

Item 1A.  Risk Factors

We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.

Although we generated net income of $851,000 for the year ended December 31, 2005, we incurred net losses of approximately $1.6 million and $7.3 million for the years ended December 31, 2006, and 2007, respectively, and have incurred additional net losses since inception. At December 31, 2007, we had an accumulated deficit of approximately $19.5 million. During 2007, our revenues decreased and our expenses increased, primarily as a result of an increase in payroll and related expenses due to the hiring of additional staff within our sales and customer service departments. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. During 2007, the market price of our common stock declined significantly. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable as we were in 2005 and the market price of our common stock could decline further.

We are highly dependent upon sales of our Wireless Asset Net system to a few customers. The loss of any of these customers, or any material reduction in the amount of our products they purchase, could materially and adversely affect our financial condition and results of operations.

During the year ended December 31, 2007, the U.S. Postal Service, Wal-Mart Stores, Inc. and Ford Motor Company accounted for 37%, 32% and 10% of our revenues, respectively. During the year ended December 31, 2006, the U.S. Postal Service and Wal-Mart Stores, Inc. accounted for 61% and 14% of our revenues, respectively. Some of these and other customers operate in markets that have suffered business downturns in the past few years or may so suffer in the future. The loss of or any material reduction in the amount of our products that these customers purchase, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

If the market for our technology does not develop or become sustainable, expands more slowly than we expect or becomes saturated, our revenues will continue to decline and our financial condition and results of operations could be materially and adversely affected.

Our success is highly dependent on the continued market acceptance of our Wireless Asset Net system. The market for our wireless products and services is new and rapidly evolving. During the fiscal year ended December 31, 2007, our revenues declined by 30.9% from the prior year. If the market for our products and services does not redevelop or become sustainable, or becomes saturated with competing products or services, our revenues will continue to decline and our financial condition and results of operations could be materially and adversely affected.

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

We have grown our business rapidly over the past few years. Between the fiscal years ended December 31, 2001 and 2006, our revenues increased at a compounded annual growth rate of 93%, and between fiscal years ended December 31, 2006 and 2007, our revenues decreased by 30.9%. During 2007, we increased our operating expenses to expand our sales and marketing capabilities and broadened our customer support capabilities and fund greater levels of research and development. Our rapid growth from 2001 to 2006 has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. To manage our growth, we will have to:

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

In order to meet the requirements under our contracts, we rely on subcontractors to manufacture and deliver our products to our customers. For example, during the year ended December 31, 2007, we relied on Flextronics International Ltd. for the purchase of approximately 47% of our components and finished goods. Any quality or performance failures by our subcontractors or changes in their financial or business condition could disrupt our ability to supply quality products to our customers in a timely manner. If we are unable to fulfill orders from our customers in a timely manner, we could experience business interruption, increased costs, damage to our reputation and loss of our customers. In addition, we may be subject to claims from our customers for failing to meet our contractual obligations. Although we have several sources for production, the inability to provide our products to our customers in a timely manner could result in the loss of customers and our revenues could be materially reduced. In addition, there is great competition for the most qualified and competent subcontractors. If we are unable to hire qualified subcontractors, the quality of our services and products could decline. Furthermore, third-party manufacturers in the electronic component industry are consolidating. The consolidation of third-party manufacturers may give remaining manufacturers greater leverage to increase the prices that they charge, thereby increasing our manufacturing costs. If we are unable to pass the increased costs onto our customers, our profitability could be materially and adversely affected.

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

We are dependent on the continued employment and performance of our executive officers, particularly Jeffrey M. Jagid, Chief Executive Officer, Kenneth S. Ehrman, Chief Operating Officer, Ned Mavrommatis, Chief Financial Officer, Michael Ehrman, Executive Vice President Engineering, and Peter Fausel, Executive Vice President Sales, Marketing and Customer Service. We currently do not have employment agreements with any of our executive officers. Like other companies in our industry, we face intense competition for qualified personnel. Many of our competitors have greater resources than we have to hire qualified personnel. Accordingly, if we are not successful in attracting or retaining qualified personnel in the future, our ability to manage our business could be materially and adversely affected.

The industry in which we operate is highly competitive, and competitive pressures from existing and new companies could have a material adverse effect on our financial condition and results of operations.

The industry in which we operate is highly competitive and influenced by the following:

•	advances in technology;

•	new product introductions;

•	evolving industry standards;

•	product improvements;

•	rapidly changing customer needs;

•	intellectual property invention and protection;

•	marketing and distribution capabilities;

•	ability to attract highly skilled professionals;

•	competition from highly capitalized companies;

•	entrance of new competitors;

•	ability of customers to invest in information technology; and

•	price competition.

The products marketed by us and our competitors are becoming more complex. As the technological and functional capabilities of future products increase, these products may begin to compete with products being offered by traditional computer, network and communications industry participants that have substantially greater financial, technical, marketing and manufacturing resources than we do.

Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer subsets of our system capabilities or alternate approaches to the needs our products address. Those companies include both emerging companies with limited operating histories, such as ShockWatch, a division of Media Recovery, Inc., and Access Control Group L.L.C., and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Savi Technology, Inc., which was acquired by Lockheed Martin Company in June 2006, Symbol Technologies, Inc., which was acquired by Motorola, Inc. in January 2007, Intermec, Inc. and WhereNet Corp, which was acquired by Zebra Technologies Corporation in January 2007.

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

We have not generated significant revenues outside of North America. As part of our growth strategy, we are seeking ways to expand our operations outside of North America by establishing offices overseas and developing relationships with global distributors to market and sell our systems internationally. For example, as of December 31, 2007, we have hired two salespersons in Germany to market and sell our systems in Europe. There are a number of risks inherent in doing business in such markets, including:

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

As of March 3, 2008, our executive officers and directors beneficially owned, in the aggregate, 9.3% of our outstanding common stock, not including 1,619,508 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We have 10,855,000 shares of common stock outstanding as of March 3, 2008, of which 9,849,000 shares are freely transferable without restriction and 1,006,000 shares are held by our officers and directors which are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. In addition, as of March 3, 2008, options to purchase 2,794,000 shares of our common stock were issued and outstanding, of which 1,939,000 were vested. The remaining options will vest ratably over a five-year period measured from the date of grant. The weighted-average exercise price of the vested stock options is $7.47. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

A decline in the value of the auction rate securities included in our investments could materially adversely affect our liquidity and income.

Our investments include auction rate securities, with estimated fair value of $25 million at December 31, 2007. Auction rate securities are securities with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors typically can sell at auction or continue to hold the securities. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. Our auction rate securities consist of interests in pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. Liquidity for our auction rate securities typically is provided by an auction process that resets the applicable interest rate every 28 days.

In February 2008, our auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Prior to the auction rate failures, we sold approximately $5 million of auction rate securities in 2008. In 2008, the funds associated with our auction rate securities that have failed auction, may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called or the underlying securities have matured. As a result of the recent instability in the market for auction rate securities, there may be a future decline in the value of our auction rate securities. A decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income.

Interest rate fluctuations may adversely affect our income and results of operations.

As of December 31, 2007, we had cash, cash equivalents and marketable securities of $65.0 million. In a declining interest rate environment, reinvestment typically occurs at less favorable market rates, negatively impacting future investment income. Accordingly, interest rate fluctuations may adversely affect our income and results of operations..

Declines in general economic conditions could result in decreased demand for our products and services, which could adversely affect our business, financial condition and results of operations.

Our results of operations are affected by the levels of business activities of our customers, which can be affected by economic conditions in the U.S. and globally.  During periods of economic downturns, our customers may decrease their demand for wireless technology solutions, as well as the maintenance, support and consulting services we provide.   As we enter 2008, it appears that the United States economy is beginning to experience a slowdown in growth.  It is possible that this slowdown will have an effect on the wireless solutions industry in general and on demand for our products and services, but the magnitude of that impact is uncertain. Our future growth is dependent, in part, upon the demand for our products and services. Prolonged weakness in the economy may cause business enterprises to delay or cancel wireless solutions projects, reduce their overall wireless solutions budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection issues, and may also result in price pressures, causing us to realize lower revenues and operating margins. Additionally, if our customers cancel or delay their wireless solutions initiatives, our business, financial condition and results of operations could be materially and adversely affected.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive and administrative offices are located in Hackensack, New Jersey. In November 1999, we entered into a lease for this facility, covering approximately 22,500 square feet, that expires on March 31, 2010. The rent is currently $34,825 per month. During 2003, we entered into an agreement to sublease to a third party 6,270 square feet through the end of the lease. The sublease provided for monthly payments of $11,619, subject to adjustments for increases in real estate taxes and certain operating expenses. In July 2007, the Company released the sublessee from the sublease and reassumed the space.

In March 2007, we entered into a lease for office space located in Suwanee, Georgia for sales, marketing and customer service. The lease expired in September 2007 and was subsequently renewed until March 2008. The rent is currently $1,120 per month.

In September 2007, we entered into a lease for warehouse space located in Clifton, New Jersey. The lease expires in September 2008 and the rent is currently $800 per month.

We believe that our existing facilities are adequate for our existing needs.

Item 3.  Legal Proceedings

As of March 3, 2008, we were not involved in any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information . Our common stock is quoted on the Nasdaq National Market under the symbol “IDSY.” The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on such quotation system.

Quarter Ending	High	Low
2006
March 31, 2006	$25.03	$19.40
June 30, 2006	25.84	16.21
September 30, 2006	23.84	15.14
December 31, 2006	23.59	18.00

2007
March 31, 2007	$18.90	$11.82
June 30, 2007	14.85	11.13
September 30, 2007	13.09	8.96
December 31, 2007	14.75	11.89

Set forth below is a line-graph presentation comparing the cumulative shareholder return on our common stock on an indexed basis against the cumulative total returns of the Nasdaq Market Value Index and the Hemscott Industry Communication Equipment Group Index (consisting of 86 publicly traded communication equipment companies) (“Hemscott Group Index”) for the period from January 1, 2002 through December 31, 2007.

COMPANY/INDEX/MARKET	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007

I.D. Systems Inc	100.00	159.59	426.03	544.52	429.68	284.47
Communication Equipment	100.00	151.96	184.62	208.16	222.61	240.43
NASDAQ Market Index	100.00	150.36	163.00	166.58	183.68	201.91

(b) Holders . As of March 3, 2008, there were 25 registered holders of our common stock.

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

(d) Sales of Unregistered Securities .

None.

(e) Purchases of Equity Securities by the Issuer.

The following table provides a month-to-month summary of our share repurchase activity during the three months ended December 31, 2007:

Issuer Purchases of Equity Securities (1)

Period	Total number of shares (or unit) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
10/1/07 through 10/31/07	31,616	12.62	31,616	$4,632,960
11/1/07 through 11/30/07	7,047	12.60	7,047	$4,544,194
12/1/07 through 12/31/07	10,000	12.75	10,000	$4,416,675
Total	48,663	12.64	48,663	$4,416,675

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

Item 6.Selected Financial Data

 The following table sets forth selected financial data for each of the five years ended December 31, 2007 derived from our audited financial statements. You should read the information in the table below together with the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”, which discusses the 2005, 2006 and 2007 fiscal year, and our financial statements and related notes and the other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2004	2005	2006	2007
Statement of Operations Data:
Revenues	$7,959,000	$13,741,000	$19,004,000	$24,740,000	$17,083,000
Cost of revenues	4,075,000	6,509,000	9,708,000	13,701,000	8,929,000

Gross profit	3,884,000	7,232,000	9,296,000	11,039,000	8,154,000
Operating expenses:
Selling, general and administrative expenses	4,456,000	5,879,000	7,140,000	12,943,000	15,963,000
Research and development expenses	891,000	1,234,000	1,625,000	2,639,000	2,849,000

Income (loss) from operations	(1,463,000)	(119,000)	531,000	(4,543,000)	(10,658,000)
Interest income	269,000	195,000	222,000	2,801,000	3,238,000
Interest expense	(59,000)	(63,000)	(53,000)	(29,000)	(10,000)
Other income	54,000	147,000	151,000	155,000	89,000

Net income (loss)	$(1,199,000)	$398,000	$851,000	$(1,616,000)	$(7,341,000)

Net income (loss) per share - basic	$(0.17)	$0.05	$0.11	$(0.15)	$(0.66)

Net income (loss) per share - diluted	$(0.17)	$0.05	$0.09	$(0.15)	$(0.66)

Weighted average common shares outstanding - basic	6,905,000	7,455,000	7,771,000	10,501,000	11,205,000

Weighted average common shares outstanding - diluted	6,905,000	8,783,000	9,332,000	10,501,000	11,205,000

Balance Sheet Data (at end of period):

Cash and cash equivalents	3,179,000	8,440,000	2,138,000	9,644,000	5,103,000

Marketable securities	3,339,000	3,195,000	5,463,000	60,716,000	59,900,000

Total assets	13,470,000	17,159,000	19,840,000	84,905,000	74,796,000

Long-term debt	836,000	648,000	449,000	240,000	19,000

Total stockholders’ equity	10,979,000	13,572,000	15,166,000	81,284,000	71,670,000

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

•
Ford initially implemented our system at one plant in 1999, which led to a blanket purchase order to deploy our system across its North American operations. As of December 31, 2007, we had deployed our system at 38 Ford facilities.

•	Walgreens initially deployed our system at a single distribution center in 2003.As of December 31, 2007, we had deployed our system at 8 distribution centers.

•
The U.S. Postal Service used the implementation of our system at one of its facilities to form the basis of a solicitation for competitive bids for a powered vehicle management system. Based on our proposal for that program, the U.S. Postal Service awarded us a national contract in 2004 to deploy our system at up to 460 U.S. Postal Service facilities nationwide. As of December 31, 2007, we had deployed our system at 80 facilities.

•	Beginning in 2003, Target utilized our system on a limited number of vehicles at one of its facilities As of December 31, 2007, we had deployed our system at 31 facilities.

•	Wal-Mart initially deployed our system at a single distribution center in 2005. After testing our system, Wal-Mart deployed our system in 20 additional facilities.

We work closely with customers like these to help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments.

Although we generated net income of $851,000 for the year ended December 31, 2005, we incurred net losses of approximately $1.6 million and $7.3 million for the years ended December 31, 2006 and 2007, respectively, and have incurred additional net losses since inception. At December 31, 2007, we had an accumulated deficit of approximately $19.5 million. During 2007, our revenue decreased, and our expenses increased, primarily as a result of an increase in payroll and related expenses due to the hiring of additional staff within our sales and customer service departments.

During the year ended December 31, 2007, we generated revenues of $17.1 million, the U.S. Postal Service, Wal-Mart Stores, Inc. and Ford Motor Company accounted for 37%, 32% and 10% of our revenues, respectively. During the year ended December 31, 2006, we generated revenues of $24.7 million, and the U.S. Postal Service and Wal-Mart Stores, Inc. accounted for 61% and 14% of our revenues, respectively.

Our ability to increase our revenues and generate net income will depend on a number of factors, including our ability to:

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

Revenue Recognition

We derive our revenues from: (i) sales of our Wireless Asset Net system, which includes training and technical support; (ii) post-contract maintenance and support agreements; and periodically (iii) leasing arrangements. Our system consists of on-asset hardware, communication infrastructure and software. Revenue is allocated to each element based upon vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue from the sale of our system is recognized as the element is earned based on the selling price of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Our system is typically implemented by the customer or a third party and, as a result, revenues are recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, pervasive evidence of an arrangement exists, sales price is fixed and determinable, collectability is reasonably assured and contractual obligations have been satisfied. In some instances, we are also responsible for providing installation services. The additional installation services, which could be performed by third parties, are considered another element in a multi-element deliverable and revenue for installation services is recognized at the time the installation is provided. Revenues from training and technical support are recognized as such services are provided.

We also enter into post-contract maintenance and support agreements. Revenues are recognized over the service period and the cost of providing these services is expensed as incurred.

Stock-Based Compensation

Prior to our fiscal year ended December 31, 2006, we accounted for stock-based employee compensation under Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaced SFAS 123 and superseded APB Opinion No. 25. Under the provisions of SFAS 123R, companies are generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date. Commencing January 1, 2006, we adopted SFAS 123R, and have applied the modified prospective method such that periods prior to adoption have not been restated. Pursuant to SFAS No. 123(R), stock based compensation expense amounted to $2,975,000 and $3,288,000 for the fiscal years ended December 31, 2006 and 2007, respectively.

Results of Operations

The following table sets forth certain items related to our statement of operations as a percentage of revenues for the periods indicated and should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended December 31,
	2005	2006	2007
Revenue:
Product	78.4%	65.5%	64.6%
Services	21.6	34.5	35.4
	100.0	100.0	100.0
Cost of Revenues:
Product cost of revenue	41.1	33.3	34.3
Service cost of revenue	10.0	22.1	18.0

Total Gross Profit	48.9	44.6	47.7

Selling, general and administrative expenses	37.6	52.3	93.4
Research and development expenses	8.6	10.7	16.7

Income (loss) from operations	2.8	(18.4)	(62.4)
Interest income	1.2	11.3	19.0
Interest expense	(0.3)	(0.1)	(0.1)
Other income	0.8	0.6	0.5

Net income (loss)	4.5%	(6.5)%	(43.0)%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

REVENUES. Revenues decreased by $7.7 million, or 30.9%, to $17.1 in 2007 from $24.7 million in 2006.

Revenues from product decreased by $5.2 million, or 31.9%, to $11.0 million in 2007 from $16.2 million in the same period in 2006. The decrease in product revenue was primarily attributable to a decrease in product revenue from the United States Postal Service of approximately $6.2 million, offset by an increase of product revenue from Wal-Mart Stores, Inc of approximately $2.0 million, and a decrease in product revenue from other customers.

Revenues from service decreased $2.5 million, or 29.2%, to $6.0 million in 2007 from $8.5 million in the same period in 2006. The decrease in revenues was primarily attributable to a decrease in service revenue from the United States Postal Service of approximately $2.7 million, partially offset by an increase in service revenue from other customers.

COST OF REVENUES. Cost of revenues decreased by $4.8 million, or 34.8%, to $8.9 million in 2007 from $13.7 million in 2006. Gross profit was $8.2 million in 2007 compared to $11.0 million in 2006. As a percentage of revenues, gross profit increased to 47.7% in 2007 from 44.6% in 2006.

Cost of product decreased by $2.4 million, or 28.8%, to $5.9 million in 2007 from $8.2 million in the same period in 2006. Gross profit from product revenue was $5.2 million in 2007 compared to $8.0 million in 2006. As a percentage of product revenues, gross profit decreased to 46.9% in 2007 from 49.2% in 2006. The decrease in gross profit is primarily attributable to an increase to the inventory reserve of $417,000 in 2007. Excluding the impact of the increase in inventory reserve, gross profit was 51.6% in 2007.

Cost of service decreased by $2.4 million, or 43.9%, to $3.1 million in 2007 from $5.5 million in the same period in 2006. Gross profit from service revenue was $3.0 million in 2007 compared to $3.1 million in 2006. As a percentage of service revenues, gross profit increased to 49.2% in 2007 from 35.9% in 2006. The increase was primarily attributable to the fact that a larger percentage of the service revenue in 2007 was from engineering services and maintenance, which typically have higher gross margins than revenue from implementation services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.0 million, or 23.3%, to $16.0 million in 2007 compared to $12.9 million in 2006. This increase was attributable primarily to (i) the increase in payroll of approximately $2.2 million primarily resulting from the hiring of additional staff within our sales and customer service departments and (ii) an increase to the stock based employee compensation expense of $439,000 in 2007. As a percentage of revenues, selling, general and administrative expenses increased to 93.4% in 2007 from 52.3% in 2006 due to the aforementioned increase to payroll and payroll related expenses as well as to a decrease in revenue.

Research and Development Expenses. Research and development expenses increased $210,000, or 8.0%, to $2.8 million in 2007 from $2.6 million in 2006. This increase was attributable primarily to the work performed relating to the development of European compliant products. As a percentage of revenues, research and development expenses increased to 16.7% in 2007 from 10.7% in 2006 due to the aforementioned increase to expenses as well as to a decrease in revenue.

Interest Income. Interest income increased $437,000, or 15.6%, to $3.2 million in 2007 from $2.8 million in 2006. This increase was attributable primarily to the increase in cash and cash equivalents and investments resulting from the proceeds received in connection with the public offering completed by us in March 2006.

Interest Expense. Interest expense decreased $19,000, or 65.5%, to $10,000 in 2007 from $29,000 in 2006. The decrease was attributable to a reduction in the principal amount of our outstanding debt in 2007.

Other Income. Other income decreased $66,000, or 42.6%, to $89,000 in 2007 from $155,000 in the same period in 2006 and reflects rental income earned from a sublease arrangement. In July 2007, we released the sublessee from the sublease and reassumed the space.

Net Income (Loss). Net loss was $7.3 million or $(0.66) per basic and diluted share in the year ended December 31, 2007 as compared to net loss of $1.6 million or $(0.15) per basic and diluted share for the year ended December 31, 2006. The increase in net loss was due primarily to the reasons described above.

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

Net Income (Loss). Net loss was $1.6 million or $(0.15) per basic and diluted share in the year ended December 31, 2006 as compared to net income of $851000 or $0.11 per basic and $0.09 per diluted share for the year ended December 31, 2005. The increase in net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded from cash flow generated from our business and net proceeds from the issuance of our securities, including the issuance of our common stock upon the exercise of options and warrants. As of December 31, 2007, we had cash, cash equivalents and marketable securities of $65.0 million and working capital of $70.4 million compared to $31.9 million and $80 million, respectively, as of December 31, 2006.

Our marketable securities include auction rate securities with estimated fair value of $25 million at December 31, 2007. Auction rate securities are securities with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors typically can sell at auction or continue to hold the securities. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. Our auction rate securities consist of interests in pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. Liquidity for our auction rate securities typically is provided by an auction process that resets the applicable interest rate every 28 days.

In February 2008, our auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Prior to the auction rate failures, we sold approximately $5 million of these auction rate securities in 2008. The funds associated with our auction rate securities that have failed auction, may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called or the underlying securities have matured. As of February 29, 2008, the collateral related to the auction rate securities have not been impacted, credit ratings have not changed and the fair market values have not fallen below par value. As a result of the recent instability in the market for auction rate securities, there may be a future decline in the value of our auction rate securities. A decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income.

Operating Activities

Net cash provided by operating activities was $604,000 for the year ended December 31, 2007 compared to net cash used in operating activities of $1.1 million in the year ended December 31, 2006. The change was due primarily to (i) a decrease in accounts receivable resulting from improved collections and (ii) a decrease in finished goods inventory, partially offset by an increase in net loss.

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

Investing Activities

Net cash provided by investing activities was $284,000 for the year ended December 31, 2007 compared to net cash used in investing activities of $56.0 million for the year ended December 31, 2006. The change was due primarily to an increase in the maturities of investments and fewer purchases of investments in 2007.

Net cash used in investing activities was $56.0 million for the year ended December 31, 2006 compared to net cash used in investing activities of $2.8 million for the year ended December 31, 2005. The increase was due primarily to a significant increase in the purchase of investments with the net proceeds received in connection with the public offering that was completed by us in March 2006.

Financing Activities

Net cash used in financing activities was $5.4 million for the year ended December 31, 2007 compared to net cash provided by $64.5 million for the year ended December 31, 2006. The decrease was due primarily to the proceeds received in connection with the public offering that was completed in March 2006 that were not received in 2007, as well as the purchase of shares of our issued and outstanding common stock during 2007 pursuant to our share purchase program authorized by our Board of Directors in May 2007.

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

Term Loan

In January 2003, we closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan’s floating interest expense, we entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term. The loan is secured by all of our assets and we are in compliance with the covenants under the term loan. The fair value of the interest rate swap is not material to our financial condition or results of operations. At December 31, 2006 and 2007, the outstanding balance on the loan was $240,000 and $19,000, respectively.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2007:

	Payment due by Period
	Total	Less than one year	1 to 3 years	3 to 5 years	After 5 years
Long-Term Debt Obligations	$19,000	$19,000	$—	$—	$—
Operating Leases	951,000	429,000	522,000	—	—

Total Contractual Cash Obligations	$970,000	$448,000	$522,000	$—	$—

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet determined the impact, if any, that the implementation of SFAS No. 141R will have on our results of operations or financial condition.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements an separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement require that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidated date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not yet determined the impact, if any, that the implementation of SFAS No. 160 will have on our results of operations or financial condition.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the form of changes in corporate tax rates, which risks are currently immaterial to us.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of December 31, 2007, we had cash, cash equivalents and marketable securities of $65.0 million.

As of December 31, 2007 the carrying value of our cash and cash equivalents approximated fair value. Due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated. However, in a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income.

Our investments include auction rate securities, these securities have an estimated fair value of $25 million at December 31, 2007. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors typically can sell at auction or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. Our auction rate securities consist of interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. Liquidity for our auction rate securities typically is provided by an auction process that resets the applicable interest rate every 28 days. In February 2008, our auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Prior to the auction rate failures, we sold approximately $5 million of auction rate securities in 2008. In 2008, the funds associated with our auction rate securities that have failed auction, may not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the security is called or the underlying securities have matured. As a result of the recent instability in the market for auction rate securities, there may be a future decline in the value of our auction rate securities. A decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income.

Item 8.Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements as of December 31, 2005, 2006 and 2007

Report of Independent Registered Public Accounting Firm	42
Balance Sheets at December 31, 2006 and 2007	43
Statements of Operations for the Years
Ended December 31, 2005, 2006 and 2007	44
Statements of Changes in Stockholders' Equity for the Years
Ended December 31, 2005, 2006 and 2007	45
Statements of Cash Flows for the Years
Ended December 31, 2005, 2006 and 2007	46
Notes to the Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
I.D. Systems, Inc.

We have audited the accompanying balance sheets of I.D. Systems, Inc. as of December 31, 2006 and 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. Our audits also included the financial statement schedule II - Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I.D. Systems, Inc. as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the financial statements, taken as a whole, presents fairly, in all material respects, the information stated therein.

As discussed in Note B to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment" applying the modified - prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), I.D. Systems, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP

New York, New York
March 11, 2008

I.D. SYSTEMS, INC.
Balance Sheets

	As of December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,644,000	$5,103,000
Marketable securities – short term	60,716,000	21,385,000
Accounts receivable, net of allowance for doubtful accounts of $239,000 in 2006 and 2007	5,101,000	2,875,000
Unbilled receivables	1,042,000	580,000
Inventory	6,430,000	4,420,000
Interest receivable	179,000	142,000
Officer loan	8,000	—
Prepaid expenses and other current assets	271,000	291,000

Total current assets	83,391,000	34,796,000

Marketable securities –long term	—	38,515,000
Fixed assets, net	1,394,000	1,398,000
Deferred contract costs	33,000	—
Other assets	87,000	87,000

	$84,905,000	$74,796,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,950,000	$2,594,000
Current portion of long term debt	221,000	19,000
Deferred revenue	221,000	291,000

Total current liabilities	3,392,000	2,904,000

Long term debt	19,000	—
Deferred revenue	133,000	167,000
Deferred rent	77,000	55,000

	3,621,000	3,126,000
Commitments and Contingencies (Note J)

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $.01 par value; 11,337,000 and 11,561,000 shares issued at December 31, 2006 and 2007, respectively, shares outstanding, 11,297,000 and 11,015,000 at December 31, 2006 and 2007, respectively	113,000	115,000
Additional paid-in capital	93,423,000	97,076,000
Accumulated deficit	(12,151,000)	(19,492,000)
Comprehensive income	12,000	11,000
	81,397,000	77,710,000
Treasury stock; 40,000 shares and 546,000 shares at cost at December 31, 2006 and 2007, respectively	(113,000)	(6,040,000)
Total stockholders’ equity	81,284,000	71,670,000
Total liabilities and stockholders’ equity	$84,905,000	$74,796,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.
Statements of Operations

	Year Ended December 31,
	2005	2006	2007

Revenue:
Product	$14,905,000	$16,205,000	$11,037,000
Service	4,099,000	8,535,000	6,046,000
	19,004,000	24,740,000	17,083,000
Cost of Revenue:
Cost of product	7,816,000	8,229,000	5,859,000
Cost of service	1,892,000	5,472,000	3,070,000
	9,708,000	13,701,000	8,929,000

Gross Profit	9,296,000	11,039,000	8,154,000

Operating expenses:
Selling, general and administrative expenses	7,140,000	12,943,000	15,963,000
Research and development expenses	1,625,000	2,639,000	2,849,000

	8,765,000	15,582,000	18,812,000

Income (loss) from operations	531,000	(4,543,000)	(10,658,000)
Interest income	222,000	2,801,000	3,238,000
Interest expense	(53,000)	(29,000)	(10,000)
Other income	151,000	155,000	89,000

Net income (loss)	$851,000	$(1,616,000)	$(7,341,000)

Net income (loss) per share - basic	$0.11	$(0.15)	$(0.66)

Net income (loss) per share - diluted	$0.09	$(0.15)	$(0.66)

Weighted average common shares outstanding - basic	7,771,000	10,501,000	11,205,000

Weighted average common shares outstanding - diluted	9,332,000	10,501,000	11,205,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.
Statements of Changes in Stockholders' Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2005	7,690,000	$77,000	$24,994,000	$(11,386,000)	—	$(113,000)	$13,572,000
Net income				851,000			851,000
Comprehensive income (loss) - unrealized gain(loss) on investments					-
Total comprehensive income				851,000	-		851,000
Shares issued pursuant to exercise of stock options	161,000	2,000	741,000				743,000

Balance at December 31, 2005	7,851,000	$79,000	$25,735,000	$(10,535,000)	—	$(113,000)	$15,166,000

Net loss				(1,616,000)			(1,616,000)
Comprehensive income - unrealized gain on investments					12,000		12,000
Total comprehensive loss				(1,616,000)	12,000		(1,604,000)
Shares issued pursuant to exercise of stock options	200,000	2,000	784,000				786,000
Shares issued pursuant to a public offering	2,750,000	28,000	55,500,000				55,528,000
Shares issued pursuant to exercise of overallotment options related to public offering	413,000	4,000	8,429,000				8,433,000
Issuance of restricted stock	91,000		478,000				478,000
Issuance of performance shares	32,000		602,000				602,000
Stock based compensation - options			1,895,000				1,895,000

Balance at December 31, 2006	11,337,000	$113,000	$93,423,000	$(12,151,000)	$12,000	$(113,000)	$81,284,000

Net loss				(7,341,000)			(7,341,000)
Comprehensive loss - unrealized loss on investments					(1,000)		(1,000)
Total comprehensive loss				(7,341,000)	(1,000)		(7,342,000)
Shares issued pursuant to exercise of stock options	205,000	2,000	365,000				367,000
Shares repurchased						(5,583,000)	(5,583,000)
Shares withheld pursuant to stock issuances						(344,000)	(344,000)
Issuance of restricted stock	19,000
Stock based compensation – restricted stock			941,000				941,000
Stock based compensation - options			2,347,000				2,347,000

Balance at December 31, 2007	11,561,000	$115,000	$97,076,000	$(19,492,000)	$11,000	$(6,040,000)	$71,670,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.
Statements of Cash Flows

	Year Ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income (loss)	$851,000	$(1,616,000)	$(7,341,000)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Inventory reserve	105,000	100,000	517,000
Accrued interest income	42,000	(153,000)	20,000
Stock based compensation	—	2,975,000	3,288,000
Depreciation and amortization	362,000	468,000	544,000
Deferred rent expense	(13,000)	(22,000)	(22,000)
Deferred revenue	(41,000)	109,000	104,000
Provision for uncollectible accounts	20,000	211,000	—
Deferred contract costs Changes in:	423,000	20,000	33,000
Accounts receivable	(4,656,000)	756,000	2,226,000
Unbilled receivables	(891,000)	251,000	462,000
Inventory	(1,318,000)	(3,578,000)	1,493,000
Prepaid expenses and other assets	85,000	(130,000)	(20,000)
Investment in sales type leases	(394,000)	467,000	—
Accounts payable and accrued expenses	1,340,000	(931,000)	(700,000)
Net cash (used in) provided by operating activities	(4,085,000)	(1,073,000)	604,000

Cash flows from investing activities:
Purchase of fixed assets	(512,000)	(703,000)	(548,000)
Purchase of investments	(5,963,000)	(68,481,000)	(15,691,000)
Maturities of investments	3,703,000	13,214,000	16,523,000
Net cash (used in) provided by investing activities	(2,772,000)	(55,970,000)	284,000

Cash flows from financing activities:
Repayment of term loan	(199,000)	(209,000)	(221,000)
Proceeds from exercise of stock options	743,000	786,000	367,000
Net proceeds from public offering	—	63,961,000	—
Collection of officer loan	11,000	11,000	8,000
Purchase of treasury shares	—	—	(5,583,000)
Net cash provided by (used in) financing activities	555,000	64,549,000	(5,429,000)

Net (decrease) increase in cash and cash equivalents	(6,302,000)	7,506,000	(4,541,000)
Cash and cash equivalents - beginning of period	8,440,000	2,138,000	9,644,000
Cash and cash equivalents - end of period	$2,138,000	$9,644,000	$5,103,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$53,000	$29,000	$10,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2007

NOTE A - THE COMPANY

I.D. Systems, Inc. (the “Company”) develops, markets and sells wireless solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts and airport ground support equipment, and rental vehicles. The Company’s patented Wireless Asset Net system, which utilizes radio frequency identification, or RFID, technology, addresses the needs of organizations to control, track, monitor and analyze their assets. The Company’s solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the security, productivity and efficiency of their operations. The Company outsources its hardware manufacturing operations to contract manufacturers. The Company was incorporated in Delaware in 1993 and commenced operations in January 1994.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The significant areas of estimation include market value of auction rates and any other non readily tradable securities, collectability of accounts receivable, sales returns, recoverability of inventory, realization of deferred tax assets, useful lives, and the impairment of tangible and intangible assets.

[2]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

[3]	Marketable securities:

The Company has marketable debt securities, including, government and state agency bonds, corporate bonds and auction rate certificates, which are classified as either available for sale or held to maturity, depending on management’s investment intentions relating to these securities. Available for sale securities, except for auction rate securities which are discussed below, are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company has classified short term securities for those securities that mature within one year, and all other securities are classified as long term.

The Company’s auction rate securities estimated fair value of $25 million at December 31, 2007 represent interest in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. During 2006, the Company had the ability to readily convert these instruments in to cash to fund operation, or satisfy other cash requirements as needed. Accordingly, in 2006 we had classified these securities as short term. In February 2008, these auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate every 28 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. As a result, as of December 31, 2007, the Company has classified these securities as long term.

[4]	Inventory:

Inventory, which consists of components for the Company's products and finished goods to be shipped to customers under existing orders, is stated at the lower of cost or market using the first-in first-out method. At December 31, 2006 and 2007, the Company’s inventory consisted of components of approximately $465,000 and $155,000 and finished goods of approximately $5,965,000 and $4,265,000, respectively.

[5]	Unbilled receivables and deferred revenue:

Under certain customer contracts the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include upon receipt of purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. The difference between revenue recognized for financial reporting purposes, and amounts invoiced is recorded as unbilled receivables or deferred revenue. As of December 31, 2006 and 2007, unbilled receivables were $1,042,000 and $580,000, respectively and deferred revenue was $354,000 and $458,000, respectively.

[6]	Fixed assets and depreciation:

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases, or their estimated useful lives, whichever is shorter.

[7]	Long-lived assets:

The Company evaluates impairment losses on its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” . In the evaluation, the Company compares the carrying values of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than the carrying amount an impairment loss is recognized equal to the difference between the assets fair value and their carrying value. For the years ended December 31, 2005, 2006 and 2007, the Company has not incurred an impairment charge.

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

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. The Company did not make any contributions to the plan during the years ended December 31, 2005, 2006 and 2007.

[12]	Rent expense:

Expense related to the Company's facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amounts required to be paid in accordance with the lease term is recorded as deferred rent and is amortized over the lease term.

[13]	Stock-based compensation:

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”) , which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date.

Prior to adopting SFAS 123R, the Company accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation cost was recognized in the statement of operations for the year ended December 31 2005, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on date of grant. The Company has applied the modified prospective transition method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. As a result of adoption, the Company recorded stock based compensation expense of $2,975,000 and $3,288,000 for the years ended December 31, 2006 and 2007, respectively, resulting in a corresponding increase in loss from operations and net loss and a reduction of $0.28 per basic and $ 0.26 per diluted share for the year ended December 31, 2006 and $0.29 per basic and diluted share for the year ended December 31, 2007.

SFAS 123R requires companies to estimate the fair value of share based payment awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s statement of operations. SFAS 123 requires forfeitures to be estimated at the time of grant in order to estimate the amount of share based awards that will ultimately vest. The estimate is based on the Company’s historical rates of forfeitures. Share based compensation expense recognized by the Company in 2006 and 2007 includes (i) compensation expense for share based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. This is based on awards ultimately expected to vest and hence it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. SFAS 123R also requires estimated forfeitures to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table illustrates the effect on reported net income and earnings per share if the fair value based method had been applied to the year ended December 31, 2005.

Reported net income	$851,000
Stock-based employee compensation expense included in reported net income, net of related tax effects	0
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(1,612,000)

Pro forma net loss	$(761,000)

Net income (loss) per share basic
As reported	$0.11

Pro forma	$(0.10)

Net income (loss) per share diluted

As reported	$0.09

Pro forma	$(0.10)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	December 31,
	2005	2006	2007

Expected volatility	51%	60%	53%
Expected life of options	5 years	5 years	5 years
Risk free interest rate	4%	5%	5%
Dividend yield	0%	0%	0%

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2007, the Company did not have any unrecognized tax benefits. The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the year ended December 31, 2007, there was no such interest or penalty.

[15]	Net income (loss) per share:

	December 31,
Basic income (loss) per share	2005	2006	2007

Net income (loss)	$851,000	$(1,616,000)	$(7,341,000)

Weighted average shares outstanding	7,771,000	10,501,000	11,205,000

Basic income (loss) per share	$0.11	$(0.15)	$(0.66)

Diluted income (loss) per share

Net income (loss)	$851,000	$(1,616,000)	$(7,341,000)

Weighted average shares outstanding	7,771,000	10,501,000	11,205,000

Dilutive effect of stock options	1,561,000	—	—

Weighted average shares outstanding, diluted	9,332,000	10,501,000	11,205,000

Diluted income (loss) per share	$0.09	$(0.15)	$(0.66)

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares For the years ended December 31, 2006 and 2007, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options of 2,784,000 and 2,761,000, respectively, would have been anti-dilutive.

[16]	Financial instruments:

The carrying amounts of cash equivalents, accounts receivable, marketable securities (excluding auction rate securities), and other liabilities approximate their fair values due to the short period to maturity of these instruments. For auction rate securities, for which there are no available observable market prices, the Company establishes fair value by reference to public available indexes of securities with the same rating and comparable or similar underlying collaterals or industries’ exposure, using “mark to market” bids and “mark to model” valuations received from the structuring financial institutions.

[17]	Advertising and Marketing Expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2005, 2006 and 2007 amounted to $143,000, $217,000 and $314,000, respectively.

[18]	Reclassifications:

Certain prior year amounts have reclassified to conform with the current year presentation.

[19]	Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for the beginning of our 2008 fiscal year. We are currently assessing the impact of the adoption of SFAS No. 157 will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of SFAS No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for the beginning of our 2008 fiscal year. We are currently assessing the impact of the adoption of SFAS No. 159 will have on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet determined the impact, if any, that the implementation of SFAS No. 141R will have on our results of operations or financial condition.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements an separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement require that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidated date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not yet determined the impact, if any, that the implementation of SFAS No. 160 will have on our results of operations or financial condition.

NOTE C - MARKETABLE SECURITIES

The Company has marketable debt securities, including, government and state agency bonds, corporate bonds and auction rate certificates, which are classified as either available for sale or held to maturity, depending on management’s investment intentions relating to these securities. Available for sale securities are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company has classified short term securities for those securities that mature within one year, and all other securities are classified as long term.

The Company’s auction rate securities with estimate fair value of $25 million at December 31, 2007, represent interest in pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. During 2006, the Company had the ability to readily convert these instruments in to cash to fund operation, or satisfy other cash requirements as needed. Accordingly, in 2006 we had classified these securities as short term. In February 2008, these auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate every 28 days. Prior to the auction rate failure, we sold approximately $5 million of these auctionable securities in 2008. As of February 29, 2008, the collateral related to the auction rate securities have not been impacted, credit ratings have not changed and the fair market values have not fallen below par value. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. As a result, as of December 31, 2007, the Company has classified these securities as long term.

The cost, gross unrealized gains (losses) and fair value of available for sale and held to maturity securities by major security type at December 31, 2006 and 2007 were as follows:

		Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gain	Loss	Value

Available for sale securities:

Government agency bonds	$6,662,000	$11,000	-	$6,673,000
State bonds	36,550,000	-	-	36,550,000
Corporate bonds	261,000	1,000	-	262,000
Mutual funds	3,257,000	-	-	3,257,000
Total available for sale securities	46,730,000	12,000	-	46,742,000

Held to maturity securities:
Certificates of deposit	190,000	-	-	190,000
Government agency bonds	9,255,000	-	-	9,255,000
Corporate bonds	4,529,000	-	-	4,529,000
Total held to maturity securities	13,974,000	-	-	13,974,000

Total marketable securities	$60,704,000	$12,000	-	$60,716,000

December 31, 2007	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities - short term
Available for sale
Governement agency bonds	$12,086,000	$2,000	$(7,000)	$12,081,000
Mutual funds	2,457,000	-	-	2,457,000
Total available for sale	14,543,000	2,000	(7,000)	14,538,000

Held to maturity securities
Government agency bonds	6,847,000	-	-	6,847,000

Total marketable securities - short term	21,390,000	2,000	(7,000)	21,385,000

Marketable securities - long term
Available for sale
Auction rate securities	25,125,000	-	-	25,125,000
Government agency bonds	8,895,000	16,000	-	8,911,000
Total available for sale	34,020,000	16,000	-	34,036,000

Held to maturity securities
Government agency bonds	885,000	-	-	885,000
Corporate bonds	3,594,000	-	-	3,594,000
Total held to maturity securities	4,479,000	-	-	4,479,000

Total marketable securities - long term	38,499,000	16,000	-	38,515,000

Total marketable securities	$59,889,000	$18,000	$(7,000)	$59,900,000

NOTE D - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and at December 31, 2006 and 2007, are summarized as follows:

	As of December 31,
	2006	2007
Equipment	$1,059,000	$1,144,000
Computer software	475,000	695,000
Computer hardware	531,000	654,000
Furniture and fixtures	206,000	238,000
Automobile	—	35,000
Leasehold improvements	447,000	500,000

	2,718,000	3,266,000
Accumulated depreciation and amortization	(1,324,000)	(1,868,000)

	$1,394,000	$1,398,000

Depreciation expense was $310,000, $416,000 and $544,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

NOTE E - OFFICER LOAN

In June 2002, the Company loaned $56,000 to an officer. The loan was payable together with interest of 4% in semi-monthly installments of $500 through August 2007. The loan was repaid and there was no amount due at December 31, 2007. At December 31, 2006, $8,000 was due to the Company. This loan was made prior to the enactment of the Sarbanes-Oxley Act of 2002. The Company is prohibited from making any loans to officers in the future.

NOTE F – LONG TERM DEBT

 In January 2003, we closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan’s floating interest expense, we entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term. The loan is secured by all of our assets and we are in compliance with the covenants under the term loan. The fair value of the interest rate swap is not material to our financial condition or results of operations. At December 31, 2006 and 2007, the outstanding balance on the loan was $240,000 and $19,000, respectively.

NOTE G - STOCKHOLDERS' EQUITY

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

The Company adopted the 1995 Stock Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company also adopted the 1999 Stock Option Plan and the 2007 Equity Compensation Plan, pursuant to which the Company may grant stock awards and options to purchase up to 2,813,000 and 2,000,000 shares, respectively, of common stock. The Company also adopted the 1999 Director Option Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 600,000 shares of common stock. The Plans are administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

A summary of the status of the Company's stock option plans as of December 31, 2005, 2006 and 2007 and changes during the years then ended, is presented below:

	2005		2006		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	2,291,000	$5.04	2,730,000	$6.94	2,784,000	$8.97
Granted	677,000	13.10	388,000	21.30	308,000	13.37
Exercised	(161,000)	4.61	(200,000)	3.92	(205,000)	1.79
Forfeited	(77,000)	9.30	(134,000)	10.94	(126,000)	18.26

Outstanding at end of year	2,730,000	$6.94	2,784,000	$8.97	2,761,000	$9.57

Exercisable at end of year	1,320,000	$4.27	1,535,000	$5.49	1,677,000	$7.13

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about stock options at December 31, 2007:

		Options Outstanding			Options Exerciseable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

1.20 - 3.81	319,000	1 years	$1.64		319,000	$1.64
4.07 - 10.00	1,238,000	5 years	6.12		1,004,000	6.11
10.25 – 19.94	943,000	8 years	13.24		291,000	13.31
20.06 – 25.38	261,000	8 years	22.36		63,000	22.63

	2,761,000	6 years	$9.57	$11,883,000	1,677,000	$7.13	$10,041,000

	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Options exercisable at December 31, 2007	1,677,000	$7.13	$10,041,000	4.37

Vested and expected to vest at December 31,2007	2,687,000	$9.43	$11,826,000	5.62

The weighted average fair value of options granted during the years ended December 31, 2005, 2006 and 2007 were $7.02, $11.88 and $7.05, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007 was $1,327,000, $3,601,000 and $1,899,000, respectively.

A summary of the status of the Company's non-ovested stock options as of December 31, 2007 and changes during the year then ended, is presented below:

		Weighted
		Average
	Non-vested Shares	Grant Date Fair Value

Non-vested at January 1, 2007	1,249,000	$7.11
Granted	308,000	7.05
Vested	(369,000)	6.09
Forfeited	(104,000)	10.35

Non-vested at December 31, 2007	1,084,000	$7.16

As of December 31, 2007, there was $5,810,000 of total unrecognized compensation costs related to non-vested options granted under the plans. That cost is expected to be recognized over a weighted average period of 2.59 years

[4]	Restricted stock awards and performance shares:

As of December 31, 2007, there were 65,000 shares of unvested restricted stock that were outstanding and granted to employees, including executive officers, pursuant to the 1999 Stock Option Plan, as amended and restated effective April 20, 2005. The Plan is administered by the Compensation Committee, which has the authority to determine the terms of those shares. For the year ended December 31, 2007, the Company recorded a $941,000 stock based compensation expense in connection with the restricted stock grant. As of December 31, 2007, there was $539,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over the next two years.

In June 2006, the Compensation Committee granted 85,000 performance shares to key employees pursuant to the 1999 Stock Option Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of revenue and gross margin levels during a two-year performance period. If the performance criterion is not met during that two year period, then the performance shares will not vest and will automatically be returned to the Plan. If the performance trigger is met, then the shares will be issued to the employees. For the year ended December 31, 2006, performance criteria was met for 31,875 shares which were subsequently issued in 2007 and 10,625 performance shares were returned to the plan. For the year ended December 31, 2006, the Company recorded $602,000 of stock based compensation expense in connection with the performance shares. For the year ended December 31, 2007, the performance criteria was not met, and 42,500 shares were returned to the plan.

In January 2007, the Compensation Committee granted 62,500 performance shares to key employees pursuant to the 1999 Stock Option Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of revenue and gross margin levels during a two-year performance period. If the performance criterion is not met during that two year period, then the performance shares will not vest and will automatically be returned to the Plan. If the performance trigger is met, then the shares will be issued to the employees. For the year ended December 31, 2007, the performance criteria was not met, and 31,250 shares were returned to the plan.

[5]	Stock repurchase program:

On May 3, 2007, the Company announced that it’s Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program established under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined in the discretion of our management. The repurchases are funded from the Company’s working capital. The Company’s share repurchase program does not have an expiration date, and it may discontinue or suspend the share repurchase program at any time. All shares of common stock repurchased under our share repurchase program are held as treasury stock. During, 2007, the Company purchased approximately 483,000 shares in open market transactions under the program at an average cost of $11.55 per share.

NOTE H- INCOME TAXES

At December 31, 2007, the Company has an aggregate net operating loss carryforward of approximately $25,187,000 for United States federal income tax purposes of which $5,930,000 relates to stock options for which there were no compensation charges for financial reporting. At December 31, 2007, the Company had an aggregate net operating loss carryforward of approximately $20,555,000 for state income tax purposes. Accordingly, any future tax benefit upon utilization of that net operating loss would be credited to additional paid-in capital.  The Company has not included this amount in deferred tax assets.  Substantially all of the net operating loss carryforwards expire from 2020 through 2027 for federal purposes and from 2008 through 2014 for state purposes.  The net operating loss carryforwards maybe limited to use in any particular year based on Internal Revenue Code sections related to change of ownership restrictions.  In addition, future stock issuances may subject the Company to annual limitiations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

The Company has a deferred tax asset of approximately $6,292,000 and $8,332,000 at December 31, 2006 and 2007, respectively.  The increase in the deferred tax asset is primarily attributed to $3,288,000 of stock based compensation expensed during 2007 in accordance with SFAS 123R, and operating loss for the year. At December 31, 2006, certain of the Company’s stock options were treated as non-qualified options during the preparation of the Company’s 2006 income tax provision.  During 2007, management determined that these awards were incentive stock options and the Company adjusted the deferred tax assets relating thereto.  As the Company’s net deferred tax assets at December 31, 2006 and 2007 have a full valuation allowance, this change did not impact the Company’s balance sheets or statements of operations. There were no other significant temporary differences between financial and tax reporting.

The Company has elected to use the incremental approach for financial statement purposes. Under which the Company will utilize net operating loss carry forwards before utilizing excess benefit from exercise of options during the current year.  The Company has provided a valuation allowance against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.  The valuation allowance increased during 2005, decreased in 2006 and increased in 2007 by $129,000 and $(150,000) and $2,040,000, respectively.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations is attributable to the following:

	Year Ended December 31,
	2005	2006	2007

Income tax expense (benefit) at the federal statutory rate	$289,000	$(549,000)	$(2,496,000)
State and local income taxes, net of effect on federal taxes	(20,000)	(81,000)	(436,000)
Increase (decrease) in valuation allowance	129,000	(150,000)	2,040,000
Fixed assets accumulated book/tax difference - prior year	-	117,000	—
ISO grants and restricted shares	—	599,000	837,000
Stock options	(451,000)	-	-
Other	53,000	64,000	55,000

	$0	$0	$0

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]	Operating leases:

The Company is obligated under an operating lease for its facility. The Company's operating lease provides for minimum annual rental payments as follows:

Year Ending
December 31,

2008	429,000
2009	418,000
2010	104,000

$951,000

The office lease, which expires in 2010, also provides for escalations relating to increases in real estate taxes and certain operating expenses. Expenses relating to operating leases aggregated approximately $398,000, $396,000 and $389,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

During 2003, the Company entered into an agreement to sublease a portion of its space through the end of the lease. The sublease provides for monthly payments of approximately $12,000 and also provides for escalations relating to increases in real estate taxes and certain operating expenses. Other income of $151,000, $155,000 and $89,000 for the years ended December 31, 2005, 2006 and 2007, respectively reflects rent received by the Company under the sublease. In July 2007, the Company released the sublessee from the sublease and reassumed the space.

In March 2007, we began leasing office space in Suwanee, Georgia. The lease expired in September 2007 and has subsequently been renewed until March 2008. The rent is currently $1,120 per month.

In September 2007, we began leasing warehouse space in Clifton, NJ. The lease expires in September 2008 and the rent is currently $800 per month.

[2]	Concentration of customers:

Three customers accounted for 37%, 32% and 10%, respectively, of the Company’s revenue during the year ended December 31, 2007. Two of these customers accounted for 50% and 10%, respectively, of the Company’s accounts receivables and unbilled receivables at December 31, 2007.

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

[3]	Officers bonus:

The Board has awarded bonuses of approximately $135,000 and $128,000 to certain officers for the years ended December 31, 2006 and 2007, respectively. The bonuses are based on certain operating criteria, and is in addition to their base salaries.

NOTE J - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial data for each quarter for the years ended December 31, 2006 and 2007. We believe the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue:
Product	$4,132,000	$4,582,000	$5,751,000	$1,740,000
Service	2,258,000	1,781,000	2,323,000	2,173,000
	6,390,000	6,363,000	8,074,000	3,913,000

Cost of revenue:
Cost of product	2,010,000	2,241,000	2,995,000	984,000
Cost of service	1,193,000	1,232,000	1,504,000	1,542,000
	3,203,000	3,473,000	4,499,000	2,526,000

Gross Profit	3,187,000	2,890,000	3,575,000	1,387,000

Selling, general and administrative expense	2,748,000	2,910,000	3,162,000	4,123,000
Research and development expense	493,000	560,000	673,000	913,000
Other income and (expense)	179,000	761,000	892,000	1,095,000

Net income (loss)	$125,000	$181,000	$632,000	$(2,554,000)

Income (loss) per share - basic	$0.01	$0.02	$0.06	$(0.23)

Income (loss) per share - diluted	$0.01	$0.01	$0.05	$(0.23)

	Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue:
Product	$2,310,000	$705,000	$5,466,000	$2,556,000
Service	2,311,000	1,518,000	1,052,000	1,165,000
	4,621,000	2,223,000	6,518,000	3,721,000

Cost of revenue:
Cost of product	1,146,000	411,000	2,725,000	1,577,000
Cost of service	1,233,000	785,000	546,000	506,000
	2,379,000	1,196,000	3,271,000	2,083,000

Gross Profit	2,242,000	1,027,000	3,247,000	1,638,000

Selling, general and administrative expense	3,824,000	3,880,000	4,004,000	4,255,000
Research and development expense	706,000	594,000	828,000	721,000
Other income and (expense)	826,000	803,000	795,000	893,000

Net loss	$(1,462,000)	$(2,644,000)	$(790,000)	$(2,445,000)

Income (loss) per share – basic and diluted	$(0.13)	$(0.23)	$(0.07)	$(0.22)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

During the fourth quarter of our fiscal year ended December 31, 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) related to the recording, processing, summarization, and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of December 31, 2007 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for us. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Eisner LLP, the independent registered accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2007, is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
I.D. Systems, Inc.

We have audited I.D. Systems, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). I.D. Systems, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ID Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of I.D. Systems, Inc. as of December 31, 2006 and 2007, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2007, and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP

New York, New York
March 11, 2008

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

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided , however , that such information shall not be incorporated herein:

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

Item 11.  Executive Compensation

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided , however , that such information shall not be incorporated herein:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided , however , that such information shall not be incorporated herein:

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided , however , that such information shall not be incorporated herein:

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

Item 14.  Principal Accountant Fees and Services

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided , however , that such information shall not be incorporated herein:

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

(a)   List of Financial Statements, Financial Statement Schedules, and Exhibits .

1. Financial Statements. The following financial statements of I.D. Systems, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2006 and 2007

Statements of Operations for the Years Ended December 31, 2005, 2006 and 2007

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2006 and 2007

Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007

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

10.7	2007 Equity Compensation Plan (incorporated by reference to I.D. Systems, Inc’s Form S-8 filed with the SEC on July 19, 2007).

23.1	Consent of Eisner LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Exhibits . The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated by reference.

(c)   Financial Statement Schedules and Other Financial Statements .

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

Date:March 14, 2008

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

Signature	Title	Date

/s/ Jeffrey M. Jagid
Jeffrey M. Jagid	Chief Executive Officer and Director	March 14, 2008
(Principal Executive Officer)

/s/ Kenneth S. Ehrman
Kenneth S. Ehrman	President, Chief Operating Office and Director	March 14, 2008

/s/ Ned Mavrommatis
Ned Mavrommatis	Chief Financial Officer (Principal Financial	March 14, 2008
and Accounting Officer)

/s/ Lawrence Burstein
Lawrence Burstein	Director	March 14, 2008

/s/ Michael Monaco	Director	March 14, 2008
Michael Monaco

/s/ Beatrice Yormark	Director	March 14, 2008
Beatrice Yormark

I.D. SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Balance at	(Write-off)	Balance at
	Beginning	to Costs and	End of
Description	Period	Expenses	Period

Year ended December 31, 2007 Inventory reserve	$125	$517	$642

Year ended December 31, 2006 Inventory reserve	$305	$(180)	$125

Year ended December 31, 2005 Inventory reserve	$200	$105	$305

		Charged to
	Balance at	(Write-off )	Balance at
	Beginning	to Costs and	End of
Description	Period	Expenses	Period

Year ended December 31, 2007 allowance for doubtful accounts	$239	$—	$239

Year ended December 31, 2006 allowance for doubtful accounts	$28	$211	$239

Year ended December 31, 2005 allowance for doubtful accounts	$8	$20	$28