Form 10-K/A
period 2007-12-31
ID SYSTEMS INC
filed 2008-04-29
CIK 49615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

The number of shares of Common Stock outstanding as of April 28, 2008 was 10,692,009 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Form 10/KA") to the Annual Report on Form 10-K (the "Annual Report") of I.D. Systems, Inc. (the "Company") for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (the "SEC") on March 14, 2008, is filed solely for the purpose of including information that was to be incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2007 and is therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Form 10-K/A certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on March 14, 2008 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

(i)

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below are the names, ages and titles of all of the directors of the Company as of April 28, 2008, and the years in which such directors became directors of the Company. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected and qualified.

Name	Age	Title	Director Since
Jeffrey M. Jagid	39	Chairman and Chief Executive Officer	1995
Kenneth S. Ehrman	38	President, Chief Operating Officer and Director	1993
Lawrence Burstein (1)(2)(3)(4)	65	Director	1999
Michael Monaco (1)(2)(3)(4)	60	Director	2001
Beatrice Yormark (1)(2)(3)(4)	63	Director	2001
______________________________________
(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Nominating Committee
(4)	This director is an independent director within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules.

The only familial relationship between or among any of the Company’s executive officers or directors are as follows: (i) Mr. Kenneth S. Ehrman and Mr. Michael L. Ehrman, the Company’s Executive Vice President of Engineering, are brothers; and (ii) Ms. Beatrice Yormark is Mr. Jeffrey M. Jagid’s aunt.

Ms. Yormark recently suffered a cerebral hemorrhage. While her condition is still being evaluated, we are hopeful that she will make a full recovery.

The biographies of each of the Company’s directors are set forth below.

Jeffrey M. Jagid has been the Company’s Chairman of the Board since June 2001 and the Company’s Chief Executive Officer since June 2000. Prior thereto, he served as the Company’s Chief Operating Officer. Since he joined the Company in 1995, Mr. Jagid also has served as a director as well as the Company’s General Counsel. Mr. Jagid received a Bachelor of Business Administration from Emory University in 1991 and a Juris Doctor degree from the Benjamin N. Cardozo School of Law in 1994. Prior to joining the Company, Mr. Jagid was a corporate litigation associate at the law firm of Tannenbaum Helpern Syracuse & Hirschtritt LLP in New York City. He is a member of the Bar of the States of New York and New Jersey. Mr. Jagid is also a director of International Fight League, Inc., a publicly traded company that organizes, hosts and promotes live and televised mixed martial arts, and a director of Coining Technologies, Inc., a privately held company that manufactures and engineers metal components.

Kenneth S. Ehrman is one of the Company’s founders and has been the Company’s Chief Operating Officer since June 2000. Mr. Ehrman also has served as a director as well as the Company’s President since the Company’s inception in 1993. He graduated from Stanford University in 1991 with a Bachelor of Science in Industrial Engineering. Upon his graduation, and until the Company’s inception, Mr. Ehrman worked as a production manager with Echelon Corporation. Mr. Ehrman is the brother of Michael L. Ehrman, the Company’s Executive Vice President of Engineering.

Lawrence Burstein has served as a director since June 1999. Since March 1996, Mr. Burstein has served as President and a director of Unity Venture Capital Associates, Ltd., a private investment company. From January 1982 to March 1996, Mr. Burstein was Chairman of the Board and a principal stockholder of Trinity Capital Corporation, a private investment company. Mr. Burstein is also a director of THQ, Inc., CAS Medical Systems, Inc., New Motion, Inc., American Telecom Services Inc. and Millennium India Acquisition Corp. Mr. Burstein received a Bachelor of Arts in Economics from the University of Wisconsin and received his law degree from Columbia Law School.

Michael Monaco has served as a director since June 2001. Mr. Monaco is a Senior Managing Director at Conway DelGenio Gries & Co., LLC, a New York based firm specializing in restructurings, mergers and acquisitions and crisis and turnaround management. He served as Chairman and Chief Executive Officer of Accelerator, LLC, a provider of outsource services from 2000 to 2001. He served as a Vice Chairman of Cendant Corporation from 1996 to 2000 and as Chief Executive Officer of the Direct Marketing Division of Cendant from 1998 to 2000. Mr. Monaco served as the Executive Vice President and Chief Financial Officer of the American Express Company from 1990 to 1996. Mr. Monaco received a Bachelor of Science degree in Accounting from Villanova University and a Master of Business Administration degree from Fairleigh Dickinson University. Mr. Monaco is also a Certified Public Accountant.

Beatrice Yormark has served as a director since June 2001. Ms. Yormark is the President and Chief Operating Officer of Echelon Corporation. Ms. Yormark has been with Echelon since 1990. Prior to becoming the President and Chief Operating Officer in September 2001, she held the position of Vice President of Worldwide Marketing and Sales. Before joining Echelon, she was the Chief Operating Officer of Connect, Inc., an on line information services company. Before joining Connect, Ms. Yormark held a variety of positions, including executive director of systems engineering for Telaction Corporation, director in the role of partner at Coopers & Lybrand, vice president of sales at INTERACTIVE Systems Corporation, and various staff positions at the Rand Corporation. Ms. Yormark received a Masters of Science in Computer Science from Purdue University in 1968, after which she spent one year teaching computer science at Purdue. In addition to her graduate degree, Ms. Yormark has a Bachelor of Science in Mathematics from City College of New York. Ms. Yormark is the aunt of Mr. Jeffrey M. Jagid, the Company’s Chairman and Chief Executive Officer.

BOARD AND COMMITTEE MEETINGS

The Board of Directors is responsible for the management and direction of the Company and for establishing broad corporate policies. Members of the Board of Directors are kept informed of the Company’s business through various documents and reports provided by the Chief Executive Officer and other corporate officers, and by participating in Board of Directors and committee meetings. Each director has access to all books, records and reports of the Company, and members of management are available at all times to answer their questions. The Board of Directors held five meetings during its fiscal year ended December 31, 2007. All of such meetings were attended, either in person or telephonically, by all of the members of the Board of Directors. Actions were also taken during such year by the unanimous written consent of the directors. The Company has adopted a policy of encouraging, but not requiring, its members of the Board of Directors to attend annual meetings of stockholders. All of the members of the Board of Directors attended the Company’s annual meeting of stockholders last year.

Committees of the Board of Directors

The standing committees of the Board of Directors include an Audit Committee, a Compensation Committee and a Nominating Committee.

Audit Committee

The Audit Committee, which is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is composed of Messrs. Burstein and Monaco and Ms. Yormark, each of whom is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules and under Rule 10A-3 of the Exchange Act. Mr. Monaco serves as the Chairman of the Audit Committee. The Audit Committee held six meetings during the fiscal year ended December 31, 2007. All of such meetings were attended, either in person or telephonically, by all of the members of the Audit Committee, with the exception of one meeting at which one member was unable to attend.

The Board of Directors has determined that it has at least one audit committee financial expert serving on the Audit Committee. Mr. Monaco serves as the audit committee financial expert. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is publicly available on the Company’s website at www.id-systems.com. The Audit Committee’s charter sets forth the responsibilities, authority and specific duties of the Audit Committee and is reviewed and reassessed annually. The charter specifies, among other things, the structure and membership requirements of the Audit Committee, as well as the relationship of the Audit Committee to the Company’s independent registered public accounting firm and management.

In accordance with its written charter, the Audit Committee assists the Board of Directors in monitoring (1) the integrity of the Company’s financial reporting process including its internal controls regarding financial reporting, (2) the Company’s compliance with legal and regulatory requirements and (3) the independence and performance of the Company’s internal and external auditors, and serves as an avenue of communication among the independent registered public accounting firm, management and the Board of Directors.

Compensation Committee

The Compensation Committee is composed of Messrs. Burstein and Monaco and Ms. Yormark, each of whom is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules. Mr. Burstein serves as the Chairman of the Audit Committee. The Compensation Committee sets executives’ annual compensation and long-term incentives, reviews management’s performance, development and compensation, determines option grants and administers the Company’s incentive plans. The Compensation Committee held three meetings during the fiscal year ended December 31, 2007. All of such meetings were attended, either in person or telephonically, by all of the members of the Compensation Committee. Actions were also taken during the fiscal year ended December 31, 2007 by the unanimous written consent of the members of the Compensation Committee. The report of the Compensation Committee, “Compensation Committee Report,” is set forth in Item 11 of this Part III of this Form 10-K/A.

The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is publicly available on the Company’s website at www.id-systems.com. The Compensation Committee’s charter sets forth the responsibilities, authority and specific duties of the Compensation Committee and is reviewed and reassessed annually. The charter specifies that the Compensation Committee has overall responsibility for evaluating and approving the director and officer compensation plans, policies and programs of the Company and for producing an annual report on executive compensation for inclusion in the Company’s annual report on Form 10-K or annual proxy statement, in accordance with applicable rules and regulations.

Nominating Committee

The Nominating Committee is composed of Messrs. Burstein and Monaco and Ms. Yormark, each of whom is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules. Ms. Yormark serves as the Chairman of the Nominating Committee. The Nominating Committee held one meeting during the fiscal year ended December 31, 2007, which was attended, either in person or telephonically, by all of the members of the Nominating Committee

The Board of Directors has adopted a written charter for the Nominating Committee, which is publicly available on the Company’s website at www.id-systems.com. The Nominating Committee’s charter authorizes the committee to develop certain procedures and guidelines addressing certain nominating matters, such as procedures for considering nominations made by stockholders, minimum qualifications for nominees and identification and evaluation of candidates for the Board of Directors, and the Nominating Committee has adopted procedures addressing the foregoing.

Process for Sending Communications to the Board of Directors

The Board of Directors has established a procedure that enables stockholders to communicate in writing with members of the Board of Directors. Any such communication should be addressed to the Company’s Secretary and should be sent to such individual c/o One University Plaza, Hackensack, New Jersey 07601. Any such communication must state, in a conspicuous manner, that it is intended for distribution to the entire Board of Directors. Under the procedures established by the Board of Directors, upon the Secretary’s receipt of such a communication, the Company’s Secretary will send a copy of such communication to each member of the Board of Directors, identifying it as a communication received from a stockholder. Absent unusual circumstances, at the next regularly scheduled meeting of the Board of Directors held more than two days after such communication has been distributed, the Board of Directors will consider the substance of any such communication.

Code of Ethics

The Company has a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller and other persons who perform similar functions. A copy of the Company’s code of ethics can be found on its website at www.id-systems.com. The Company’s code of ethics is intended to be a codification of the business and ethical principles that guide it, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

EXECUTIVE OFFICERS

Set forth below are the names, ages and titles of all of the executive officers of the Company as of April 28, 2008, and the years in which such executive officers became executive officers of the Company. All executive officers serve at the discretion of the Board of Directors with no fixed term.

Name	Age	Title	Executive Officer Since
Jeffrey M. Jagid	39	Chairman and Chief Executive Officer	1995
Kenneth S. Ehrman	38	President, Chief Operating Officer and Director	1993
Ned Mavrommatis	37	Chief Financial Officer, Treasurer and Corporate Secretary	1999
Peter Fausel	48	Executive Vice President - Sales, Marketing and Customer Support	2007
Michael L. Ehrman	35	Executive Vice President of Engineering	1995

Jeffrey M. Jagid, the Company’s Chairman of the Board, has served as the Company’s Chief Executive Officer since 2001. See Mr. Jagid’s biographical information on page 1 of this Form 10-K/A.

Kenneth S. Ehrman is one of the Company’s founders and has been the Company’s Chief Operating Officer since June 2000. Mr. Ehrman also has served as the Company’s President since the Company’s inception in 1993. See Mr. Ehrman’s biographical information on page 1 of this Form 10-K/A.

Ned Mavrommatis has served as the Company’s Chief Financial Officer since joining the Company in August 1999, as the Company’s Treasurer since June 2001 and as the Company’s Corporate Secretary since November 2003. Prior to joining the Company, he was a Senior Manager at the accounting firm of Eisner LLP. Mr. Mavrommatis received a Master of Business Administration in finance from New York University’s Leonard Stern School of Business and a Bachelor of Business Administration in accounting from Bernard M. Baruch College, The City University of New York. Mr. Mavrommatis is also a Certified Public Accountant.

Peter Fausel has served as the Company’s Executive Vice President - Sales, Marketing and Customer Support since March 2007. From 2003 until February 2007, Mr. Fausel served as Senior Vice President of Sales and Marketing for LXE, Inc., a manufacturer of wireless mobile computing solutions. Prior to his tenure with LXE, Mr. Fausel served as President of Jacada, Inc., an enterprise application software company, from 2001 to 2002. He has also previously served as Senior Vice President of Sales and Marketing for Ross Systems, an enterprise resource planning software provider, and Vice President of Global Accounts and Industry Marketing for Invensys PLC, production technology and energy management company. Mr. Fausel received a Bachelor of Science degree in Business Administration-Finance from the University of Florida.

Michael L. Ehrman has served as the Company’s Executive Vice President of Engineering since August 1999. Prior to that, he served as the Company’s Executive Vice President of Software Development since joining the Company in 1995. Mr. Ehrman graduated from Stanford University in 1994 with a Master of Science in Engineering - Economics Systems as well as a Bachelor of Science in Computer Systems Engineering. Upon his graduation in 1994, Mr. Ehrman was employed as a consultant for Andersen Consulting in New York. Mr. Ehrman is the brother of Kenneth S. Ehrman, the Company’s Chief Operating Officer.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file statements on Form 3, Form 4 and Form 5 of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulation to furnish the Company with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3 and 4 and amendments to these forms furnished to the Company, all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to the fiscal year ended December 31, 2007, except that Mr. Jagid filed a Form 4 with respect to his exercise of options pursuant to a previously adopted Rule 10b5-1 trading plan two business days following the date such Form 4 was due, and each of Messrs. Jagid, Mavrommatis and Ehrman filed a Form 4 with respect to shares that were withheld by the Company pursuant to the terms of the Company's 1999 Stock Option Plan to satisfy tax withholding obligations one business day following the date such Form 4 was due.

Item 11.  Executive Compensation

Compensation Committee Report

Under the rules of the Securities and Exchange Commission, this Compensation Committee Report is not deemed to be incorporated by reference by any general statement incorporating this Form 10-K/A by reference into any filings with the Securities and Exchange Commission.

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the following Compensation Discussion and Analysis be included in this Form 10-K/A.

Submitted by the Compensation Committee
Lawrence Burstein (Chairman)
Michael Monaco
Beatrice Yormark

Compensation Discussion and Analysis

Introduction

This discussion presents the principles underlying our executive officer compensation program. Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion. The focus is primarily on compensation of our executive officers for the fiscal year ended December 31, 2007, but some historical and forward-looking information is also provided to put such year’s compensation information in context. The information presented herein relates to Jeffrey M. Jagid, our chief executive officer, Ned Mavrommatis, our chief financial officer, and our three other most highly compensated executive officers, who are sometimes referred to in this Form 10-K/A as our “named executive officers.”

Compensation Philosophy and Objectives

We attempt to apply a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premises that our success is dependent upon the efforts of each employee and that a cooperative, team-oriented environment is an essential part of our culture. We believe in the importance of rewarding our employees for our successes, which is why we emphasize pay-for-performance incentive compensation. Particular emphasis is placed on broad employee equity participation through the use of stock options and restricted stock awards, as well as on annual cash bonuses linked to achievement of our corporate performance goals.

Our compensation programs for our named executive officers are designed to achieve a variety of goals, including:

•	attracting and retaining talented and experienced executives;

•	motivating and rewarding executives whose knowledge, skills and performance are critical to our success;

•	aligning the interests of our executives and stockholders by motivating executives to increase stockholder value in a sustained manner; and

•	providing a competitive compensation package which rewards achievement of our goals.

Elements of Executive Officer Compensation

Overview. Total compensation paid to our executive officers is influenced significantly by the need to attract and retain management employees with a high level of expertise and to motivate and retain key executives for our long-term success. Some of the components of compensation, such as salary, are generally fixed and do not vary based on our financial and other performance. Some components, such as bonus, stock options and stock award grants, are dependent upon the achievement of certain goals jointly agreed upon by our management and the Compensation Committee. Furthermore, the value of certain of these components, such as stock options and restricted stock, is dependent upon our future stock price.

We compensate our executive officers in these different ways in order to achieve different goals. Cash compensation, for example, provides executive officers a minimum base salary. Incentive bonus compensation is generally linked to the achievement of financial and business goals, and is intended to reward executive officers for our overall performance in reaching annual goals that are agreed to in advance by management and the Compensation Committee. Stock options and grants of restricted stock are intended to link our executive officers’ longer-term compensation with the performance of our stock and to build executive ownership positions in our stock. This encourages our executive officers to remain with us, to act in ways intended to maximize stockholder value, and to penalize them if we and/or our stock fails to perform to expectations.

We view the three components of our executive officer compensation as related but distinct. Although the Compensation Committee does review total compensation, it does not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on its historical practices with the individual and our view of individual performance and other information we deem relevant. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. We have not reviewed wealth and retirement accumulation as a result of employment with us, and have only focused on fair compensation for the year in question.

The Compensation Committee utilized reports from Equilar, Inc., a market leader for benchmarking executive compensation. The Compensation Committee realizes that benchmarking our compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of compensation practices is useful.

Base Salary. We pay our executive officers a base salary, which we review and determine annually. We believe that a competitive base salary is a necessary element of any compensation program. We believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries are established in part based on the individual position, responsibility, experience, skills and expected contributions during the coming year of the executive and their performance during the prior year. We also have sought to align base compensation levels comparable to our competitors and other companies in similar stages of development. We do not view base salaries as primarily serving our objective of paying for performance, but in attracting and retaining the most qualified executives necessary to run our business.

Based on all of the factors described above, including base salary, company performance and individual performance reviews, in January 2007, effective as of January 1, 2007, we granted our Chief Executive Officer a base salary increase of 22.5%, each of our Chief Financial Officer and our President and Chief Operating Officer a base salary increase of 14.5% and our Executive Vice President of Engineering a base salary increase of 18%. Based on all of the factors described above, in February 2008, effective as of January 1, 2008, we granted our Chief Executive Officer and each of the other named executive officers received, on average, a base salary increase of 4%.

Cash Incentive Bonuses. Consistent with our emphasis on pay-for-performance incentive compensation programs, each of our executives are eligible to receive up to 100% of his salary as an annual cash incentive bonus based upon meeting predetermined company financial and in the case of our Executive Vice President of Sales, Marketing & Customer Support, other measures established by us. The financial goals for the fiscal year ended December 31, 2007, included target measures for revenue, gross margins and operating income (before equity compensation) and in the case of our Executive Vice President of Sales, Marketing & Customer Support, additional performance objectives. The primary objective of our annual cash incentive bonuses is to motivate and reward our employees, including our named executive officers, for meeting our short-term objectives using a pay-for-performance program with objectively determinable performance goals. For the fiscal year ended December 31, 2007, our Chief Executive Officer and our other named executive officers other than our Executive Vice President of Sales, Marketing & Customer Support earned 12.5% of their base salaries based on our meeting certain of our financial objectives, and our Executive Vice President of Sales, Marketing & Customer Support earned 28.4% of his base salary for the period from March 5, 2007 through December 31, 2007, based on our meeting certain of our financial objectives and certain other predetermined objectives.

Equity Compensation. We believe that stock options and restricted stock awards are an important long-term incentive for our executive officers and employees and that our stock option and restricted stock award program has been effective in aligning officer and employee interests with that of our stockholders. We review our equity compensation plans annually. Employees are eligible for annual stock option and restricted stock award grants based on targeted levels. These options and grants are intended to produce value for each executive officer if (i) our stockholders derive significant sustained value; and (ii) the executive officer remains with us.

At its January 19, 2007 meeting, the Compensation Committee, considered equity grants to be made for the fiscal year ended December 31, 2007. The number of restricted stock units granted to and held by our executive officers are reflected in the “Summary Compensation Table” and the “Grants of Plan-Based Awards” table below.

We do not have any program, plan or obligation that requires us to grant equity compensation to any executive officer on specified dates. The authority to make equity grants to executive officers rests with the Compensation Committee, although, as noted above, the Compensation Committee does consider the recommendations of our Chairman and Chief Executive Officer in setting the compensation of our other executive officers.

Severance and Change-in-Control Benefits.

Except for the severance and change-in-control benefits described below, we do not provide to any of our executive officers any severance or change in control benefits in the event of termination or retirement, whether following a change-in-control or otherwise.

If we terminate Peter Fausel, our Executive Vice President - Sales, Marketing and Customer Support, other than for cause (as defined below) prior to March 5, 2010, Mr. Fausel will receive a continuation of his salary for a period of six months plus all earned but unpaid bonus as of the date of such termination. For this purpose, the term “cause” is defined by us and includes, but is not limited to, any willful or grossly negligent breach of Mr. Fausel’s duties as an employee and termination for fraud, embezzlement or any other similar dishonest conduct or for violation of our rules of conduct. If Mr. Fausel had been terminated other than for cause as of December 31, 2007, Mr. Fausel would have been entitled to receive severance payments through June 30, 2008 in the aggregate amount of $130,000.

Our 1999 Stock Option Plan provides that all outstanding stock options, including stock options held by our executive officers, will become immediately exercisable, and the restrictions with respect to outstanding restricted shares will lapse, upon the occurrence of a “change in control event.” For this purpose, a “change in control event” shall be deemed to occur if any of the following events occur: (a) the consummation of any merger of our company with any other company unless the combined voting power of our voting securities outstanding immediately prior thereto continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 70% of the combined voting power of the voting securities of our company or such surviving entity outstanding immediately after such merger or consolidation; (b) the consummation of any sale or other disposition of all or substantially all of our assets; (c) approval by our stockholders of a plan of liquidation of our company; (d) any action pursuant to which any person or group (as defined in Sections 3(a)(9) and 13(d) of the Securities Exchange Act of 1934) shall become the beneficial owner of 20% or more of our outstanding voting securities; or (e) the individuals who were members of our Board of Directors on May 14, 1999 (the date on which our 1999 Stock Option Plan was initially adopted by the Board), including any individuals who became or become directors after that date and whose election or nomination for election was approved by at least two-thirds of the directors of our Board, cease to constitute a majority of the members of our Board of Directors.

Our 2007 Equity Compensation Plan provides that, in the event of a consolidation or merger in which, after any such transaction our prior shareholder owns less than 50% of the voting shares of the continuing or surviving entity, or in the event of the sale or transfer of substantially all of our assets, all outstanding options will become exercisable and all restrictions and/or forfeitures with respect to restricted stock awards and restricted stock units will lapse.

Benefits. The executive officers participate in all of our employee benefit plans, such as medical and 401(k) plan, on the same basis as our other employees, except that we pay 100% of the premiums for health and dental insurance of our executive officers and 75% of the premiums for health and dental insurance of our other employees.

Perquisites. Our Chief Executive Officer and our other named executive officers receive an allowance for automobile and related expenses. Our use of perquisites as an element of compensation is very limited. We do not view perquisites as a significant element of our comprehensive compensation structure.

The Compensation Committee Process

Compensation Committee meetings typically involve a preliminary discussion with our Chairman and Chief Executive Officer prior to the Compensation Committee deliberating without any members of management present. For compensation decisions, including decisions regarding the grant of equity compensation relating to executive officers (other than our Chairman and Chief Executive Officer), the Compensation Committee considers the recommendations of our Chairman and Chief Executive Officer and includes him in its discussions.

Regulatory Considerations

We account for the equity compensation expense for our employees under the rules of SFAS 123R, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Cash and Other Compensation

The following table, which should be read in conjunction with the explanations provided above, provides certain compensation information concerning our named executive officers for the fiscal year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary		Stock Awards(1)			Option Awards(1)		Non-equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)(3)		Total ($)
Jeffrey M. Jagid Chairman and Chief Executive Officer	2007 2006 2005	$ $ $	300,000 245,000 226,500	$ $ $	94,450 230,141 -	(4) (5)	$ $ $	126,316 171,197 170,778	$ $ $	37,500 30,625 67,950	$ $ $	16,853 18,485 18,742	$ $ $	575,119 695,448 483,970

Ned Mavrommatis Chief Financial Officer, Treasurer and Corporate Secretary	2007 2006 2005	$ $ $	245,000 214,000 181,000	$ $ $	94,450 194,722 -	(4) (5)	$ $ $	96,578 134,554 141,910	$ $ $	30,625 26,750 54,300	$ $ $	17,274 10,145 9,497	$ $ $	483,927 580,171 386,707

Kenneth S. Ehrman President and Chief Operating Officer	2007 2006 2005	$ $ $	245,000 214,000 200,000	$ $	94,450 123,885	(4) (5)	$ $ $	108,642 139,714 136,705	$ $ $	30,625 26,750 60,000	$ $ $	20,325 14,246 14,687	$ $ $	499,042 518,595 411,392

Michael L. Ehrman Executive Vice President, Engineering	2007 2006 2005	$ $ $	230,000 195,000 175,000	$ $ $	94,450 194,722 -	(4) (5)	$ $ $	106,627 148,056 147,601	$ $ $	28,750 24,375 52,500	$ $ $	19,859 17,258 16,511	$ $ $	479,687 579,411 391,612

Peter Fausel Executive Vice President, Sales, Marketing & Customer Support(6)	2007 2006 2005	$ $ $	214,833 - -	$ $ $	114,215 - -	(7)	$ $ $	117,044 - -	$ $ $	61,060 - -	$ $ $	7,900 - -	$ $ $	515,052 - -

(1)
Represents the expense to the Company pursuant to FAS 123(R) for the respective year for restricted stock or stock options granted as long-term incentives pursuant to the Company’s 1999 Stock Option Plan. See Note B (13) of the Company’s Financial Statements for the fiscal years ended December 31, 2007, 2006 and 2005 for the assumptions used for valuing the expense under FAS 123(R).

(2)	Represents bonus earned for such fiscal year.

(3)
The dollar amounts shown under the heading “All other compensation” represent the incremental cost of all perquisites and other personal benefits to our named executive officers, for automobile allowance and related expenses.

(4)
Represents restricted shares issued under the 1999 Stock Option Plan in 2006. Fifty percent (50%) of the restricted shares vested on the first annual anniversary date of the date of grant and the remaining fifty percent (50%) of the restricted shares vest on the second anniversary date of the date of grant provided that the awardee is an employee of the Company on such anniversary.

(5)
Represents restricted shares and restricted stock units issued under the 1999 Stock Option Plan in 2006. Fifty percent (50%) of the restricted shares vested on the first annual anniversary date of the date of grant and the remaining fifty percent (50%) of the restricted shares vest on the second anniversary date of the date of grant provided that the awardee is an employee of the Company on such anniversary. The issuance of shares of Common Stock underlying restricted stock units were subject to the achievement of revenue and gross margin levels during 2007 and 2006.

(6)	Peter Fausel was appointed to serve as our Executive Vice President - Sales, Marketing and Customer Support, effective as of March 5, 2007.

(7)
Represents restricted shares issued under the 1999 Stock Option Plan in 2007. Fifty percent (50%) of the restricted shares vest on each annual anniversary date of the date of grant provided that the awardee is an employee of the Company on such anniversary.

Plan-Based Awards

Option and Stock Award Grants in 2007

The following table provides certain information with respect to restricted stock awards and options granted to our named executive officers during the fiscal year ended December 31, 2007.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(#)(2)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	(#)(3)	(#)(4)	($/Sh)	($)(5)
Jeffrey M. Jagid	1/19/2007	37,500	150,000	300,000	-	-	-	-	-	-	-
	1/19/2007	-	-	-	6,250	12,500	21,875	-	-	-	193,625
	1/19/2007	-	-	-	6,250	12,500	21,875	-	-	-	193,625

Ned Mavrommatis	1/19/2007	30,625	122,500	245,000	-	-	-	-	-	-	-
	1/19/2007	-	-	-	3,125	6,250	10,937	-	-	-	96,812
	1/19/2007	-	-	-	3,125	6,250	10,937	-	-	-	96,812

Kenneth S. Ehrman	1/19/2007	30,625	122,500	245,000	-	-	-	-	-	-	-
	1/19/2007	-	-	-	3,125	6,250	10,937	-	-	-	96,812
	1/19/2007	-	-	-	3,125	6,250	10,937	-	-	-	96,812

Michael L. Ehrman	1/19/2007	28,750	115,000	230,000	-	-	-	-	-	-	-
	1/19/2007	-	-	-	3,125	6,250	10,937	-	-	-	96,812
	1/19/2007	-	-	-	3,125	6,250	10,937	-	-	-	96,812

Peter Fausel(6)	3/5/2007	14,190	107,500	215,000	-	-	-	-	-	-	-
	3/5/2007	-	-	-	-	5,000	-	-	-	-	69,250
	3/5/2007	-	-	-	-	5,000	-	-	-	-	69,250
	3/5/2007	-	-	-	-	-	-	20,000			277,000
	3/5/2007	-	-	-	-	-	-	-	100,000	13.85	794,400
__________________

(1) The information under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” relates to cash bonuses for the fiscal year ended December 31, 2007 payable to our named executive officers based on the achievement of revenue, gross margins and income from operation (before equity compensation) goals, and in the case of Peter Fausel, additional performance goals, during 2007. In February 2008, based on the achievement of such goals, each named executive officer other than Peter Fausel received a dollar amount equal to 12.5% of his base salary for the fiscal year ended December 31, 2007, and Peter Fausel received a dollar amount equal to 28.4% of his base salary for the period from March 5, 2007 through December 31, 2007.

(2) The information under “Estimated Future Payouts Under Equity Incentive Plan Awards” relates to restricted stock units issued under the 1999 Stock Option Plan. The first line with respect to each named executive officer represents threshold, target and maximum numbers, or in the case of Peter Fausel, target number, of shares of our common stock payable under restricted stock units based on the achievement of revenue and gross margin levels during 2007. For the year ended December 31, 2007, the performance criteria were not met and the performance shares did not vest and were automatically returned to the 1999 Stock Option Plan. The second line with respect to each such named executive officer represents threshold, target, and maximum numbers, or in the case of Peter Fausel, the target number, of shares of our common stock payable under restricted stock units based on the achievement of revenue and gross margin levels during 2008.

(3) Represents restricted shares issued under our 1999 Stock Option Plan. Fifty percent (50%) of the restricted shares vest on each annual anniversary date of the date of grant provided that the awardee is an employee of our company on such anniversary.

(4) The information under “All Other Option Awards: Number of Securities Underlying Options” relates to options to purchase shares of our common stock issued under the 1999 Stock Option Plan.

(5) Calculated based on $15.49 per share, the closing price of our common stock, as reported on the NASDAQ Global Market on January 19, 2007 or in the case of Mr. Fausel, $13.85 per share, the closing price of our common stock as reported on the NASDAQ Global Market on March 5, 2007, and with respect to equity incentive awards, the target number of shares of our common stock issuable upon achievement of revenue and margin levels.

(6) Peter Fausel was appointed to serve as our Executive Vice President - Sales, Marketing and Customer Support, effective as of March 5, 2007.

Stock Option Exercises and Vesting of Restricted Stock Awards

The following table provides certain information with respect to option exercises and stock vested for each of our named executive officers during the fiscal year ended December 31, 2007.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise($)(1)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(2)
Jeffrrey M. Jagid	54,391	490,063	14,375	223,187
Ned Mavrommatis	-	-	12,500	192,700
Kenneth S. Ehrman	50,000	519,500	8,750	131,725
Michael L. Ehrman	50,000	425,000	12,500	192,700
Peter Fausel(3)	-	-	-	-

(1)	Represents the difference between the market price of the underlying securities at exercise of the option and the exercise price of the option.

(2)	Represents the aggregate dollar value of the shares on the vesting date.

(3)	Peter Fausel was appointed to serve as our Executive Vice President - Sales, Marketing and Customer Support, effective as of March 5, 2007.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards held by each of our named executive officers at December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)

Jeffrey M. Jagid	90,625	-	1.20	9/1/2008	5,000	62,300	12,500	155,750
	75,000	-	7.56	1/19/2010	-	-	-	-
	65,000	-	5.67	11/1/2011	-	-	-	-
	48,000	32,000	6.65	2/6/2014	-	-	-	-
	24,000	36,000	11.35	3/3/2015	-	-	-	-

Ned Mavrommatis	20,000	-	7.56	1/19/2010	5,000	62,300	6,250	77,875
	43,000	-	5.67	11/1/2011	-	-	-	-
	33,000	22,000	6.65	2/6/2014	-	-	-	-
	19,600	29,400	11.35	3/3/2015	-	-	-	-

Kenneth S. Ehrman	56,250	-	1.20	9/1/2008	5,000	62,300	6,250	77,875
	37,500	-	7.56	1/19/2010	-	-	-	-
	45,000	-	5.67	11/1/2011	-	-	-	-
	42,000	28,000	6.65	2/6/2014	-	-	-	-
	20,400	30,600	11.35	3/3/2015	-	-	-	-

Michael L. Ehrman	90,625	-	1.20	9/1/2008	5,000	62,300	6,250	77,875
	75,000	-	7.56	1/19/2010	-	-	-	-
	60,000	-	5.67	11/1/2011	-	-	-	-
	33,000	22,000	6.65	2/6/2014	-	-	-	-
	22,800	34,200	11.35	3/3/2015	-	-	-	-

Peter Fausel(4)	-	100,000	13.85	3/5/2017	20,000	249,200	5,000	62,300
	-	-	-	-	-	-	-	-

(1)
Represents restricted shares issued under the 1999 Stock Option Plan. Fifty percent (50%) of the restricted shares vest on each annual anniversary date of the date of grant provided that the awardee is an employee of the Company on such anniversary.

(2)	Calculated based on $12.46 per share, the closing price per share of the Common Stock, as reported on the NASDAQ Global Market, on December 31, 2007.

(3)
The information under “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” relates to restricted stock units granted under the 1999 Stock Option Plan. The amount with respect to each named executive officer represents the target numbers of shares of Common Stock payable under restricted stock units based on the achievement of revenue and gross margin levels during 2008.

(4)	Peter Fausel was appointed to serve as our Executive Vice President - Sales, Marketing and Customer Support, effective as of March 5, 2007.

Compensation of Directors

We reimburse our directors for reasonable travel expenses incurred in connection with their activities on our behalf. Non-employee directors also receive $2,500 per board meeting, $250 per telephonic board meeting, $5,000 per year for serving on the Audit Committee and $1,000 per year for serving on the Compensation Committee.

Non-employee directors are entitled to participate in our 1999 Director Option Plan. A total of 600,000 shares of our common stock have been reserved for issuance under such plan. The plan provides for the automatic grant of an option to purchase 15,000 shares to each non-employee director at the time he or she is first elected to our Board of Directors and an automatic grant of an option to purchase 5,000 shares on the first day of each fiscal quarter, if on such date he or she has served on our Board of Directors for at least six months. Each option grant under the plan has a term of 10 years and vests on a cumulative monthly basis over a four-year period. The exercise price of all options equals the fair market value of our common stock on the date of grant. During the fiscal year ended December 31, 2007, each of our non-employee directors received options to purchase 5,000 shares of our common stock on each of January 3, 2007, April 2, 2007, July 2, 2007 and October 1, 2007 at a per share exercise price of $18.28, $11.61, $12.86 and $12.24, respectively.

Employee directors are entitled to participate in our 1999 Stock Option Plan. As of April 28, 2008, a total of 2,812,500 shares of our common stock have been reserved for issuance under the plan. The plan provides for grants of incentive stock options, non-qualified stock options and restricted stock awards. Options can be granted under the plan on terms and at prices as determined by our Board of Directors, or the Compensation Committee, except that the exercise price of incentive options will not be less than the fair market value of our common stock on the date of grant. In the case of an incentive stock option granted to an employee who owns more than 10% of the total combined voting power of all classes of our common stock, the per share exercise price will not be less than 110% of the fair market value on the date of grant. The aggregate fair market value, determined on the date of grant, of the shares covered by incentive stock options granted under the plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit. Restricted stock units can be granted under the plan, with such shares subject to a risk of forfeiture or other restrictions that will lapse upon the achievement of one or more conditions relating to completion of service by the participant, or achievement of performance goals or such other objectives, as established and determined by our Board of Directors, or the Compensation Committee. At the time a grant of a restricted stock unit is made, our Board of Directors, or the Compensation Committee, shall establish a period of time applicable to the shares of our common stock that are the subject of such restricted stock unit. Each grant of restricted shares may be subject to a different restricted period.

Employee directors are also entitled to participate in our 2007 Equity Compensation Plan. As of April 28, 2008, a total of 2,000,000 shares of our common stock have been reserved for issuance under the plan. The plan provides for grants of incentive stock options, nonstatutory stock options, restricted or unrestricted stock awards, and restricted stock units. Options can be granted under the plan on terms and at prices as determined by our Board of Directors, or the Compensation Committee, except that the exercise price of options will not be less than the fair market value of our common stock on the date of grant. In the case of an incentive stock option granted to an employee who owns more than 10% of the total combined voting power of all classes of our common stock, the per share exercise price will not be less than 110% of the fair market value on the date of grant. No option may be exercisable for more than ten years (five years in the case of an incentive option granted to a ten-percent stockholder) from the date of grant. Options issued under the plan will be exercisable at such time or times as the Compensation Committee prescribes at the time of grant. The Board of Directors, or the Compensation Committee, also may grant a restricted stock award and/or a restricted stock unit award to any eligible employee director. Under a restricted stock award, shares of our common stock that are the subject of the award are generally subject to restrictions on transfer to the extent that the recipient terminates service with us prior to the award having vested. The Board of Directors, or the Compensation Committee, shall determine the restrictions and vesting terms of each stock award. Unless otherwise determined by the Board of Directors, or Compensation Committee, holders of restricted shares will have the right to vote such shares and to receive any cash dividends with respect thereto during the restriction period. Any stock dividends will be subject to the same restrictions as the underlying shares of restricted stock. The recipient of a restricted stock unit award will be entitled to receive a number of shares of our common stock that is equal to the number of units granted if and when the units vest. The Board of Directors, or the Compensation Committee, may grant unrestricted stock awards to any eligible employee director. Unrestricted shares do not require any payment by the recipient and are not subject to forfeiture or transfer restrictions (except to the extent imposed by law).

The following table provides certain information with respect to the compensation paid to our non-employee directors during the fiscal year ended December 31, 2007.

Directors Compensation

Name	Fees earned or paid in cash ($)	Option Awards ($)(1)	Total ($)

Lawrence Burstein (2)	$16,000	$157,407	$173,407
Michael Monaco (2)	$16,000	$157,407	$173,407
Beatrice Yormark (2)	$16,000	$157,407	$173,407

(1)
Represents the expense to the Company pursuant to FAS 123(R) for the respective year for stock options granted as long-term incentives pursuant to the Company’s 1999 Direction Option Plan. See Note B (13) of the Company’s Financial Statements for the fiscal years ended December 31, 2007, 2006 and 2005 for the assumptions used for valuing the expense under FAS 123(R).

(2)	At December 31, 2007, Lawrence Burstein had options to purchase 105,000 shares; Michael Monaco had options to purchase 131,800 shares; and Beatrice Yormark had options to purchase 132,708 shares.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of Messrs. Burstein and Monaco and Ms. Yormark, all of whom served as members of the Compensation Committee during the fiscal year ended December 31, 2007. No member of the Compensation Committee is or has been an executive officer of our company or had any relationships requiring disclosure by us under the Securities and Exchange Commission’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of shares of our common stock, as of March 31, 2008:

•	by each person known by us to be the beneficial owner of 5% or more of our common stock;

•	by each of our directors and executive officers; and

•	by all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table below has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this Form 10-K/A, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership as of March 31, 2008 were based on 10,736,909 shares outstanding.

Officers and Directors(1)	Shares Beneficially Owned
	Number	%
Jeffrey M. Jagid(2)	639,619	5.78%
Kenneth S. Ehrman(3)	708,313	6.46%
Michael L. Ehrman(4)	492,277	4.46%
Ned Mavrommatis(5)	153,577	1.41%
Peter Fausel(6)	44,000	*
Lawrence Burstein(7)	79,338	*
Michael Monaco(8)	102,638	*
Beatrice Yormark(9)	105,838	*
MFC Global Investment Management, LLC(10)	1,102,705	10.27%
Artis Capital Management LP(11)	2,203,896	20.52%
Empire Capital Partners, L.P. (12)	965,481	8.99%
Independence Investments LLC.(13)	560.909	5.22%
All Directors and Executive Officers as a group (8 persons)(14)	2,325600	19.32%

* Less than one percent

(1)	Unless otherwise indicated, the address for each named individual or group is c/o I.D. Systems, Inc., One University Plaza, 6th Floor, Hackensack, NJ 07601.

(2)
Includes (i) 330,625 shares of Common Stock issuable upon exercise of options exercisable within 60 days of March 31, 2008, (ii) 5,000 restricted shares which vest on June 9, 2008 and (iii) 5,000 restricted shares issued on February 27, 2008, 50% of which vest on the first anniversary of the date of grant and 50% of which vest on the second anniversary of the date of grant provided that the awardee is an employee of the Company on such anniversary.

(3)
Includes (i) 225,350 shares of Common Stock issuable upon exercise of options exercisable within 60 days of March 31, 2008, (ii) 5,000 restricted shares which vest on June 9, 2008 and (iii) 4,000 restricted shares issued on February 27, 2008, 50% of which vest on the first anniversary of the date of grant and 50% of which vest on the second anniversary of the date of grant provided that the awardee is an employee of the Company on such anniversary.

(4)
Includes (i) 303,825 shares of Common Stock issuable upon exercise of options exercisable within 60 days of March 31, 2008, (ii) 5,000 restricted shares which vest on June 9, 2008 and (iii) 4,000 restricted shares issued on February 27, 2008, 50% of which vest on the first anniversary of the date of grant and 50% of which vest on the second anniversary of the date of grant provided that the awardee is an employee of the Company on such anniversary.

(5)
Includes (i) 136,400 shares of Common Stock issuable upon exercise of options exercisable within 60 days of March 31, 2008, (ii) 5,000 restricted shares which vest on June 9, 2008 and (iii) 4,000 restricted shares issued on February 27, 2008, 50% of which vest on the first anniversary of the date of grant and 50% of which vest on the second anniversary of the date of grant provided that the awardee is an employee of the Company on such anniversary.

(6)
Includes (i) 20,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of March 31, 2008, (ii) 10,000 restricted shares which vest on March 5, 2009 and (iii) 4,000 restricted shares issued on February 27, 2008, 50% of which vest on the first anniversary of the date of grant and 50% of which vest on the second anniversary of the date of grant provided that the awardee is an employee of the Company on such anniversary.

(7)	Includes (i) 75,838 shares of Common Stock issuable upon exercise of options exercisable within 60 days of March 31, 2008 and (ii) 3,500 shares of Common Stock held by Mr. Burstein's IRA account.

(8)	Includes 102,638 shares of Common Stock issuable upon exercise of options exercisable within 60 days of March 31, 2008.

(9)	Includes 103,546 shares of Common Stock issuable upon exercise of options exercisable within 60 days of March 31, 2008.

(10)
Includes shares held by MFC Global Investment Management (U.S.), LLC (“MFC Global (U.S.)”, an indirect wholly-owned subsidiary of Manulife Financial Corporation ("MFC"). MFC Global (U.S.) has beneficial ownership of 1,102,705 shares of common stock. Through its parent-subsidiary relationship to MFC Global (U.S.), MFC may be deemed to have beneficial ownership of these same shares. The principal business offices of MFC are located at 200 Bloor Street, East, Toronto, Ontario, Canada, M4W 1E5; MFC Global (U.S.) is located at 101 Huntington Street, Boston, Massachusetts 02199. The foregoing information is derived from a Schedule 13G/A filed on behalf of the reporting persons on February 8, 2008.

(11)
Includes shares held by Artis Capital Management, LP (“Artis”), Artis Capital Management, Inc. (“Artis Inc.”), Stuart L. Peterson and Artis Partners 2X Ltd. (“2X"). Artis is a registered investment adviser and is the investment adviser of 2X. Artis Inc. is the general partner of Artis. Mr. Peterson is the president of Artis Inc. and the controlling owner of Artis and Artis Inc. Each of Artis, Artis Inc. and Mr. Peterson disclaims beneficial ownership of the Common Stock, except to the extent of its or his pecuniary interest therein. Artis’ clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Common Stock. No individual client, other than 2X holds more than five percent of the outstanding Common Stock, and 2X disclaims beneficial ownership of any of the Common Stock. The address of the business office of each of Artis, Artis Inc. and Mr. Peterson is One Market Plaza, Spear Street Tower, Suite 1700, San Francisco, CA 94105, and the address of the business office of 2X is c/o Goldman Sachs Administration Services, Gardenia Court, Suite 3307, 45 Market Street, Camana Bay, P.O. Box 896, KY1-1103, Cayman Islands. The foregoing information is derived from a Schedule 13G/A filed on behalf of the reporting persons on February 14, 2008.

(12)
Includes 439,730 shares directly owned by Empire Capital Partners, L.P. (“Empire Capital”), and 525,751 shares directly owned by Empire Capital Partners, Ltd. (the “Overseas Fund”), Charter Oak Partners, L.P., Charter Oak Master Fund, L.P. and Charter Oak Partners II, L.P. (collectively, the “Charter Oak Funds”). Empire GP, L.L.C., the general partner of Empire Capital (“Empire GP”), has the power to direct the affairs of Empire Capital, including decisions respecting the disposition of the proceeds from the sale of the Common Stock. Empire Capital Management, L.L.C. (“Empire Management”), the investment manager of the Empire Overseas Fund, has the power to direct the affairs of the Empire Overseas Fund, including decisions respecting the disposition of the proceeds from the sale of the Common Stock. Empire Management, pursuant to investment management agreements with the Charter Oak Funds, has the power to dispose of the proceeds from the sale of the Common Stock with respect to those assets of the Charter Oak Funds under its discretion. Scott A. Fine and Peter J. Richards are members of Empire GP and Empire Management, and in such capacities direct the operations of Empire GP and Empire Management. The foregoing information is derived from a Schedule 13G/A filed on behalf of the reporting persons on February 14, 2008.

(13)
Represents shares held by Independence Investments LLC. The address of the business office of Independence Investments LLC is 160 Federal Street, Boston, MA 02110. The foregoing information is derived from a Schedule 13G filed on behalf of Independence Investments LLC on January 27, 2008.

(14)	Includes 1,298,222 shares of Common Stock issuable upon exercise of options exercisable within 60 days of March 31, 2008.

Equity Compensation Plan Information.

The following table provides information about our common stock that may be issued upon the exercise of options under our 1995 Employee Stock Option Plan, 1999 Stock Option Plan, 1999 Director Option Plan and the 2007 Equity Compensation Plan as of December 31, 2007. These plans were our only equity compensation plans in existence as of December 31, 2007. Our 1995 Employee Stock Option Plan terminated in accordance with its terms as of July 8, 2005, and no additional awards were, or may be, granted thereunder after such date.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected under column (a)) (c)
Equity compensation plans approved by security holders	2,761,000	$9.57	2,125,010

Equity compensation plans not approved by security holders	—	—	—

Total	2,761,000	9.57	2,125,010

Item 13.  Certain Relationships and Related Transactions and Director Independence

In accordance with the charter of the Audit Committee, the Audit Committee is responsible for annually reviewing all transactions or series of similar transactions to which we are or were a party and in which any director, executive officer or beneficial holder of more than 5% of any class of Common Stock or members of such person’s immediate family had or will have a direct or indirect material interest. Since January 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we are or were a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our common stock or members of such person’s immediate family had or will have a direct or indirect material interest.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Eisner LLP, the Company's independent registered public accounting firm, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2006, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2007 and 2006 were $228,000 and $201,000, respectively.

Audit-Related Fees

Other than the fees described under the caption “Audit Fees” above, Eisner LLP did not bill any fees for services rendered to the Company during fiscal years ended December 31, 2007 and 2006 for assurance and related services in connection with the audit or review of the Company’s financial statements.

Tax Fees

There were no fees billed by Eisner LLP for professional services rendered for tax compliance, tax advice or tax planning during fiscal years ended December 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by Eisner LLP for products or professional services rendered, other than services described under the caption “Audit Fees” above during fiscal years ended December 31, 2007 and 2006, were $3,500 and $0 respectively. The aggregate fees billed by Eisner LLP during the fiscal year ended December 31, 2007 were attributable to due diligence services in connection with the Company's recent acquisition of substantially all of the assets of International Electronics, Inc.'s POWERKEY® division.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by the Company’s independent accountants. For audit services, each year the independent registered public accounting firm provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences. The independent registered public accounting firm also submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit commences.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)(3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2008

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

Signature	Title	Date

/s/ Jeffrey M. Jagid
Jeffrey M. Jagid	Chief Executive Officer and Director	April 29, 2008
(Principal Executive Officer)

/s/ Kenneth S. Ehrman
Kenneth S. Ehrman	President, Chief Operating Office and Director	April 29, 2008

/s/ Ned Mavrommatis
Ned Mavrommatis	Chief Financial Officer (Principal Financial	April 29, 2008
and Accounting Officer)

/s/ Lawrence Burstein
Lawrence Burstein	Director	April 29, 2008

/s/ Michael Monaco	Director	April 29, 2008
Michael Monaco

Director
Beatrice Yormark

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.