Form 10-Q
period 2008-03-31
ID SYSTEMS INC
filed 2008-05-12
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

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

Non-accelerated filer ☐ [Do not check if smaller reporting company] Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of the close of business on May 5, 2008 was 10,692,000.

INDEX

I.D. Systems, Inc.

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Condensed Balance Sheets as of December 31, 2007 and March 31, 2008 (unaudited)		1

Condensed Statements of Operations (unaudited) -
for the three months ended March 31, 2007 and 2008		2

Condensed Statement of Changes in Stockholders’ Equity (unaudited) -
for the three months ended March 31, 2008		3

Condensed Statements of Cash Flows (unaudited) -
for the three months ended March 31, 2007 and 2008		4

Notes to unaudited Condensed Financial Statements		5

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

Part II - OTHER INFORMATION

Item 1a.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	21

Signatures		22

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

I.D. Systems, Inc.
Condensed Balance Sheets

	December 31, 2007	March 31, 2008
		(Unaudited)
ASSETS
Cash and cash equivalents	$5,103,000	$16,502,000
Marketable securities – short term	21,385,000	11,548,000
Accounts receivable, net	2,875,000	3,398,000
Unbilled receivables	580,000	1,851,000
Inventory	4,420,000	3,589,000
Interest receivable	142,000	74,000
Prepaid expenses and other current assets	291,000	204,000
Total current assets	34,796,000	37,166,000

Marketable securities – long term	38,515,000	30,020,000
Fixed assets, net	1,398,000	1,298,000
Other assets	87,000	87,000

	$74,796,000	$68,571,000
LIABILITIES
Accounts payable and accrued expenses	$2,594,000	$1,029,000
Current portion of long term debt	19,000	—
Deferred revenue	291,000	257,000
Total current liabilities	2,904,000	1,286,000

Deferred revenue	167,000	151,000
Deferred rent	55,000	50,000
Total liabilities	3,126,000	1,487,000

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $.01 par value; 11,561,000 and 11,578,000 shares issued at December 31, 2007 and March 31, 2008, respectively, shares outstanding, 11,015,000 and 10,737,000 at December 31, 2007 and March 31, 2008, respectively.	115,000	115,000
Additional paid-in capital	97,076,000	97,868,000
Accumulated deficit	(19,492,000)	(21,526,000)
Accumulated other comprehensive income/(loss)	11,000	(1,023,000)
	77,710,000	75,434,000
Treasury stock; 546,000 shares and 841,000 shares at cost at December 31, 2007 and March 31, 2008, respectively	(6,040,000)	(8,350,000)
Total stockholders’ equity	71,670,000	67,084,000
Total liabilities and stockholders’ equity	$74,796,000	$68,571,000

I.D. Systems, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2007	2008

Revenue:
Products	$2,310,000	$3,253,000
Services	2,311,000	1,075,000
	4,621,000	4,328,000
Cost of Revenue:
Cost of products	1,146,000	1,536,000
Cost of services	1,233,000	680,000
	2,379,000	2,216,000

Gross Profit	2,242,000	2,112,000

Selling, general and administrative expenses	3,824,000	4,261,000
Research and development expenses	706,000	711,000

Loss from operations	(2,288,000)	(2,860,000)
Interest income	792,000	826,000
Interest expense	(4,000)	—
Other income	38,000	—

Net loss	$(1,462,000)	$(2,034,000)

Net loss per share – basic and diluted	$(0.13)	$(0.19)

Weighted average common shares outstanding- basic and diluted	11,346,000	10,881,000

I.D. Systems, Inc.
Condensed Statement of Changes in Stockholders’s Equity
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income /(loss)	Treasury Stock	Stockholders' Equity

Balance at December 31, 2007	11,561,000	$115,000	$97,076,000	$(19,492,000)	$11,000	$(6,040,000)	$71,670,000

Net loss				(2,034,000)			(2,034,000)
Comprehensive loss - unrealized loss on investments					(1,034,000)		_(1,034,000)
Total comprehensive loss							(3,068,000)
Shares issued pursuant to exercise of stock options	1,000	—	7,000				7,000
Shares repurchased						(2,310,000)	(2,310,000)
Issuance of restricted stock	16,000
Stock based compensation – restricted stock			209,000				209,000
Stock based compensation - options			576,000				576,,000

Balance at March 31, 2008	11,578,000	$115,000	$97,868,000	$(21,526,000)	$(1,023,000)	$(8,350,000)	$67,084,000

I.D. Systems, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(1,462,000)	$(2,034,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Inventory reserve	75,000	—
Accrued interest (expense) income	(16,000)	24,000
Stock-based compensation expense	767,000	785,000
Depreciation and amortization	133,000	140,000
Deferred rent expense	(5,000)	(5,000)
Deferred revenue	76,000	(50,000)
Deferred contract costs	8,000	—
Changes in:
Accounts receivable	1,257,000	(523,000)
Unbilled receivables	297,000	(1,271,000)
Inventory	444,000	831,000
Prepaid expenses and other assets	62,000	87,000
Accounts payable and accrued expenses	(1,291,000)	(1,565,000)
Net cash provided by (used in) operating activities	345,000	(3,581,000)

Cash flows from investing activities:
Purchase of fixed assets	(76,000)	(40,000)
Purchase of investments	(3,811,000)	(2,350,000)
Maturities of investments	5,578,000	19,692,000
Collection of officer loan	3,000	—

Net cash provided by investing activities	1,694,000	17,302,000

Cash flows from financing activities:
Repayment of term loan	(54,000)	(19,000)
Proceeds from exercise of stock options	52,000	7,000
Purchase of treasury shares	—	(2,310,000)

Net cash used in financing activities	(2,000)	(2,322,000)
Net increase in cash and cash equivalents	2,037,000	11,399,000
Cash and cash equivalents - beginning of period	9,644,000	5,103,000
Cash and cash equivalents - end of period	$11,681,000	$16,502,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$4,000	$—
Noncash activities:
Unrealized loss on investments	$(9,000)	$(1,034,000)

I.D. Systems, Inc.

Notes to Unaudited Condensed Financial Statements
March 31, 2008

NOTE A - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of March 31, 2008, the results of its operations for the three month periods ended March 31, 2007 and 2008, the change in stockholder’s equity for the three months ended March 31, 2008 and cash flows for the three month periods ended March 31, 2007 and 2008. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K.

NOTE B – Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE C – Marketable securities

The Company has marketable debt securities, including, government and state agency bonds, corporate bonds and auction rate certificates, which are classified as either available for sale or held to maturity, depending on management’s investment intentions relating to these securities. Available for sale securities, except for auction rate securities which are discussed below, are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company has classified as short term those securities that mature within one year, and all other securities are classified as long term.

The Company’s auction rate securities represent interest in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. In February 2008, these auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate every 28 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. As a result, as of March 31, 2008, the Company has classified these securities as long term. Based on broker-dealer calculated fair value, auction rate securities with an original par value of approximately $20.4 million were written down to an estimated value of approximately $19.3 million. Management believes that this impairment is temporary and as such, this write down charge of approximately $1.1 million has been reflected as an unrealized loss within comprehensive loss as of March 31, 2008. See Note Q for fair value measurements.

NOTE D – Inventory

Inventory, which consists of components for the Company’s products and finished goods to be shipped to customers under existing orders, is stated at the lower of cost using the first-in first-out method or market. At December 31, 2007 and March 31, 2008, the Company’s inventory consisted of components of approximately $155,000 and $436,000 and finished goods of approximately $4,265,000 and $3,153,000, respectively.

NOTE E –Unbilled Receivables and Deferred Revenue

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. As the systems are delivered, and services are performed and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. At December 31, 2007 and March 31, 2008, unbilled receivables were $580,000 and $1,851,000, respectively, and deferred revenue was $458,000 and $408,000, respectively.

NOTE F - Net Income (Loss) Per Share of Common Stock

Net loss per share is as follows:

	Three Months Ended March 31,
	2007	2008
Basic and diluted earnings per share

Net loss	$(1,462,000)	$(2,034,000)

Weighted average shares outstanding	11,346,000	10,881,000

Basic and diluted net loss per share	$(0.13)	$(0.19)

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. For the three months ended March 31, 2007 and 2008, the basic and diluted weighted average shares outstanding were the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

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

The Company accounts for stock-based employee compensation under Statement of Financial Accounting Standard No. 123R “Share Based Payment” which requires all share based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. As a result, the Company recorded $767,000 and $785,000 in stock based compensation expense for the three month periods ended March 31, 2007 and 2008, respectively.

The following table summarizes the activity of the Company’s stock options for the three months ended March 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,761,000	$9.57
Granted	149,000	8.33
Exercised	(1,000)	6.65
Forfeited	(52,000)	12.27

Outstanding at end of period	2,857,000	$9.46	6 years	$3,679,000

Exercisable at end of period	1,954,000	$7.53	8 years	$3,589,000

As of March 31 2008, there was $5,686,000 of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted average period of 3.83 years.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	2007	2008
Volatility	53%	74%
Expected life of options	5 years	5 years
Risk free interest rate	5%	3%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of the Company’s stock and the expected life of options is based on historical data with respect to employee exercise periods.

The weighted average fair value of options granted during the three months ended March 31, 2007 and 2008 was $8.14 and $5.11, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2008 was $237,000 and $ 4,000, respectively.

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

NOTE I – Long Term Debt

In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan’s floating interest expense the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term. The loan is collateralized by all the assets of the Company and the Company is in compliance with the covenants under the term loan. The fair value of the interest rate swap is not material to the financial statements or results of operations. The loan was repaid in 2008 and there was no amount due as of March 31, 2008.

NOTE J – Restricted Stock

As of March 31, 2008, there were 71,000 shares of unvested restricted stock that were outstanding and granted to employees, including executive officers, pursuant to the 1999 Stock Option Plan, as amended and restated effective April 20, 2005. The Plan is administered by the Compensation Committee, which has the authority to determine the terms of those shares. For the period ended March 31, 2008, the Company recorded a $209,000 stock based compensation expense in connection with the restricted stock grant. As of March 31, 2008, there was $395,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over the next two years.

NOTE K – Income Taxes

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of March 31, 2008, the Company had provided a valuation allowance to fully reserve its net operating loss carry forwards, primarily as a result of anticipated net losses for income tax purposes.

NOTE L - Concentration of Customers and Vendors

One customer accounted for 83% of the Company’s revenue during the three month period ended March 31, 2008. This same customer accounted for 84% of the Company’s accounts receivable and unbilled receivables as of March 31, 2008. Three customers accounted for 58%, 12% and 10% of the Company’s revenue during the three month period ended March 31, 2007. One of these customers accounted for 62% of the Company’s accounts receivable and unbilled receivables as of March 31, 2007.

NOTE M – Stock Repurchase Program

On May 3, 2007, the Company announced that it’s Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program established under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. The repurchases are funded from the Company’s working capital. The Company’s share repurchase program does not have an expiration date, and it may discontinue or suspend the share repurchase program at any time. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. As of March 31, 2008, the Company has purchased approximately 778,000 shares in open market transactions under the program for approximately $7,892,000 or at an average cost of $10.14 per share.

NOTE N - Comprehensive Loss

Comprehensive loss includes net loss and unrealized losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For the three months ended March 31, 2008, comprehensive loss was $3,068,000 which includes a net loss of $2,034,000 and an unrealized loss on available-for-sale marketable securities of $1,034,000.

NOTE O - Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to stock-based compensation arrangements and accrued expenses. Actual results could differ from these estimates.

NOTE P - Commitments and Contingencies

The Company is not currently subject to any material legal proceedings, nor to management’s knowledge is any material legal proceeding threatened against the Company.

NOTE Q - Fair Value Measurements

On January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measures. The adoption of SFAS No. 157 did not significantly change our valuation of assets or liabilities. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all non-recurring nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

SFAS No. 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

▪	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

▪
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

▪	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s implementation of FAS 157 for financial assets and liabilities on January 1, 2008, had no effect on its existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs the Company uses to value an asset or a liability. The following table summarizes the bases used  by the Company's broker dealer to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

	Balance at March 31,	Basis of Fair Value Measurements
($ in millions)	2008	Level 1	Level 2	Level 3
Assets:
Marketable securities – short term	$11.5	$11.5	$—	$—
Marketable securities – long term	30.0	10.7	—	19.3
	$41.5	$22.2	$—	$19.3

The Company’s broker dealer used the following valuation approach in determining a fair value for the auction rate securities. The pricing for student loan auction rate securities takes in to account factors including tax status (taxable v. tax-exempt), credit quality, duration, insurance wraps and the portfolio composition of Federal Family Education Loan Program (FFELP) and private loans. There are assumptions made about future cash flows based on maximum rate formulas. The valuation used estimates of observable market data including yields or spreads of trading instruments that were believed to be similar or comparable, when available; and assumptions that are reasonable on non-observable inputs such as likelihood of redemption.

NOTE R – Acquisitions

On April 18, 2008, the Company acquired the assets of PowerKey, the industrial vehicle monitoring products division of International Electronics, Inc., a manufacturer of access control and security equipment for $500,000.

NOTE S – Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (“SFAS No. 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements. The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value.  Therefore, material financial assets and liabilities not carried at fair value, such as the Company's accounts receivables and payables are still reported at their carrying value.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS No. 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements, which is effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which provides a one year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS No. 157 as it relates to non-financial assets to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.

In December 2007, the FASB issued SFAS No. 141R,“Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The impact, if any, that the implementation of SFAS No. 141R will have on the Company’s results of operations or financial condition, will, in the future, be dependent on future acquisition activity, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements an separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidated date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 160 will have on its results of operations or financial condition.

In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), this statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This statement has the same scope as Statement 133. This statement applies to all derivative instruments, including bifurcated derivative instruments (and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of Statement 133) and related hedged items accounted for under Statement 133 and its related interpretations. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 161 will have on its results of operations or financial condition.

NOTE T - Reclassifications:

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion And Analysis

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere herein.

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “predict”, “project”, and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products and other statements under “Risk Factors” set forth in our Form 10-K for the fiscal year ended December 31, 2007 and other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors. The Company undertakes no obligation to publicly release the results on any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policies:

For the three months ended March 31, 2008, there were no changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2007.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended March 31,
	2007	2008
Revenue:
Products	50.0%	75.2%
Services	50.0	24.8
	100.0	100.0
Cost of Revenues:
Cost of products	24.8	35.5
Cost of services	26.7	15.7

Gross Profit	48.5	48.8

Selling, general and administrative expenses	82.8	98.5
Research and development expenses	15.3	16.4

Loss from operations	(49.6)	(66.1)
Net interest income	17.1	19.1
Other income	0.7	—

Net loss	(31.6)%	(47.0)%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

REVENUES. Revenues decreased by $293,000, or 6.3%, to $4.3 million in the three months ended March 31, 2008.

Revenues from products increased by $943,000, or 40.8%, to $3.3 million in the three months ended March 31, 2008 from $2.3 million in the same period in 2007. The increase in revenues was primarily attributable to the increase in the amount of orders received from the United States Postal Service.

Revenues from services decreased by $1.2 million, or 53.5%, to $1.1 million in the three months ended March 31, 2008 from $2.3 million in the same period in 2007. The decrease in service revenue is primarily attributable to the decrease in service revenue from the United States Postal Service of approximately $630,000 and a decrease in service revenue from Northrop Grumman of approximately $372,000.

COST OF REVENUES. Cost of revenues decreased by $163,000, or 6.9%, to $2.2 million in the three months ended March 31, 2008. The decrease is attributable to the decrease in revenue in 2008. Gross profit was $2.1 million in 2008 compared to $2.2 million in 2007. As a percentage of revenues, gross profit increased slightly to 48.8% in 2008 from 48.5% in 2007.

Cost of products increased by $390,000, or 34.0%, to $1.5 million in the three months ended March 31, 2008 from $1.1 million in the same period in 2007. Gross profit was $1.7 million in 2008 compared to $1.2 million in 2007. As a percentage of product revenues, gross profit increased to 52.8% in 2008 from 50.4% in 2007. During 2007, approximately $75,000 of obsolete inventory was reserved for, which negatively impacted the margin.

Cost of services decreased by $553,000, or 44.8%, to $680,000 in the three months ended March 31, 2008 from $1.2 million in the same period in 2007. Gross profit was $395,000 in 2008 compared to $1.1 million in 2007. As a percentage of service revenues, gross profit decreased to 36.7% in 2008 from 46.6% in 2007. The decrease is primarily attributable to a decrease in revenue from maintenance services in the first quarter of 2008, which has higher gross margin than implementation services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $437,000, or 11.4%, to $4.3 million in the three months ended March 31, 2008 compared to $3.8 million in the same period in 2007. This increase was attributable primarily to an increase in payroll and payroll related expenses due to the hiring of additional staff within our sales and customer service departments. As a percentage of revenues, selling, general and administrative expenses increased to 98.5% in the three months ended March 31, 2008 from 82.8% in the same period in 2007 due to the aforementioned increase to payroll and payroll related expenses as well as a decrease in revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $5,000, to $711,000 in the three months ended March 31, 2008 from $706,000 in the same period in 2007. As a percentage of revenues, research and development expenses increased to 16.4% in the three months ended March 31, 2008 from 15.3% in the same period in 2007 due primarily to a decrease in revenue.

INTEREST INCOME. Interest income increased by $34,000 to $826,000 in the three months ended March 31, 2008 from $792,000 in the same period in 2007. This increase was attributable primarily to an increase in the default rate of interest on the auction rate securities that have been unsuccessful at auctions during 2008.

OTHER INCOME. Other income of $38,000 in the three months ended March 31, 2007 reflects rental income earned from a sublease arrangement. In July 2007, we released the sublessee from the sublease and reassumed the space.

NET LOSS. Net loss was $2.0 million or $(0.19) per basic and diluted share for the three months ended March 31, 2008 as compared to net loss of $1.5 million or $(0.13) per basic and diluted share for the same period in 2007. The increase in net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the sale of our securities, including the sale of our common stock upon the exercise of options and warrants and from cash flows generated from operations. As of March 31, 2008, we had cash and marketable securities of $58.1 million and working capital of $35.9 million compared to $65.0 million and $31.9 million, respectively, as of December 31, 2007.

Operating Activities:

Net cash used in operating activities was $3.6 million for the three months ended March 31, 2008 compared to net cash provided by operating activities of $345,000 for the same period in 2007. The change was due primarily to: (i) an increase in accounts receivable and unbilled receivables; (ii) an increase in net loss of approximately $572,000 and (iii) a decrease in accounts payable and accrued expenses, partially offset by a decrease in finished goods inventory.

Investing Activities:

Net cash provided by investing activities was $17.3 million for the three months ended March 31, 2008 compared to net cash provided by investing activities of $1.7 million for the same period in 2007. The increase was due primarily to an increase in the maturities of investments, partially offset by a decrease in the purchase of investments.

Financing Activities:

Net cash used in financing activities was $2.3 million for the three months ended March 31, 2008 compared to net cash used in financing activities of $2,000 for the same period in 2007. The increase was due primarily to the purchase of shares of our issued and outstanding common stock during 2008 pursuant to our share purchase program authorized by our Board of Directors in May 2007.

Capital Requirements

We believe that with the cash we have on hand and operating cash flows we expect to generate, we will have sufficient funds available to cover our working capital requirements as well complete our stock repurchase program for at least the next 12 months.

Our working capital requirements depend on a variety of factors, including, but not limited to, the length of the sales cycle, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products to market, revenue growth or decline and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations. We may determine in the future that we require additional funds to meet our long-term strategic objectives, including to complete potential acquisitions. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants, and we cannot assure you that such financing will be extended on terms acceptable to us or at all.

Impact of Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS No. 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which provides a one year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We are currently assessing the impact of the adoption of SFAS No. 157 will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R,“Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The impact, if any, that the implementation of SFAS No. 141R will have on our results of operations or financial condition, will, in the future, be dependent on future acquisition activity, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements an separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidated date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not yet determined the impact, if any, that the implementation of SFAS No. 160 will have on our results of operations or financial condition.

In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), this statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This statement has the same scope as Statement 133. This statement applies to all derivative instruments, including bifurcated derivative instruments (and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of Statement 133) and related hedged items accounted for under Statement 133 and its related interpretations. We have not yet determined the impact, if any, that the implementation of SFAS No. 161 will have on our results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the form of changes in corporate tax rates, which risks are currently immaterial to us.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of March 31, 2008, we had cash, cash equivalents and marketable securities of $58.1 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of March 31, 2008, the carrying value of our cash and cash equivalents approximated fair value. Due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated. However, in a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income.

Our auction rate securities represent interest in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. In February 2008, these auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate every 28 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. As a result, as of March 31, 2008, we have classified our auction rate securities as long term. Based on calculated fair value, auction rate securities with an original par value of approximately $20.4 million were written down to an estimated value of approximately $19.3 million. We believe that this impairment is temporary and as such, this write down charge of approximately $1.1 million has been reflected as an unrealized loss within comprehensive loss as of March 31, 2008. As a result of the instability in the market for auction rate securities, there may be a future decline in the value of our auction rate securities. A decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income.

Item 4. Controls And Procedures

a. Disclosure controls and procedures.

During the first three months of 2008, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “exchange act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of March 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of March 31, 2008 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

b. Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1a. Risk Factors

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a month-to-month summary of our share repurchase activity during the three months ended March 31, 2008:

Issuer Purchases of Equity Securities (1)

Period	Total number of shares (or unit) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
1/1/08 through 1/31/08	79,048	$10.03	79,048	$3,624,640
2/1/08 through 2/29/08	94,776	$7.78	94,776	$2,887,546
3/1/08 through 3/31/08	121,418	$6.42	121,418	$2,107,762
Total	295,242	$7.82	295,242	$2,107,762

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

I.D. Systems, Inc.

Dated: May 12, 2008	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2008	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer)