Form 10-Q
period 2008-06-30
ID SYSTEMS INC
filed 2008-08-11
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of the close of business on July 30, 2008 was 10,357,000.

INDEX

I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

I.D. Systems, Inc.
Condensed Balance Sheets

		June 30, 2008
	December 31, 2007	(Unaudited)
ASSETS
Cash and cash equivalents	$5,103,000	$12,450,000
Marketable securities – short term	21,385,000	8,957,000
Accounts receivable, net	2,875,000	5,672,000
Unbilled receivables	580,000	1,494,000
Inventory	4,420,000	3,313,000
Interest receivable	142,000	254,000
Prepaid expenses and other current assets	291,000	301,000
Total current assets	34,796,000	32,441,000

Marketable securities – long term	38,515,000	34,907,000
Goodwill	—	200,000
Other intangible assets	—	178,000
Fixed assets, net	1,398,000	1,196,000
Other assets	87,000	87,000

	$74,796,000	$69,009,000
LIABILITIES
Accounts payable and accrued expenses	$2,594,000	$1,773,000
Current portion of long term debt	19,000	—
Deferred revenue	291,000	794,000
Total current liabilities	2,904,000	2,567,000

Deferred revenue	167,000	254,000
Deferred rent	55,000	44,000
Total liabilities	3,126,000	2,865,000

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $.01 par value; 11,561,000 and 11,910,000 shares issued at December 31, 2007 and June 30, 2008, respectively, shares outstanding, 11,015,000 and 10,936,000 at December 31, 2007 and June 30, 2008, respectively.	115,000	118,000
Additional paid-in capital	97,076,000	99,821,000
Accumulated deficit	(19,492,000)	(23,054,000)
Accumulated other comprehensive income (loss)	11,000	(1,451,000)
	77,710,000	75,434,000
Treasury stock; 546,000 shares and 974,000 shares at cost at December 31, 2007 and June 30, 2008, respectively	(6,040,000)	(9,290,000)
Total stockholders’ equity	71,670,000	66,144,000
Total liabilities and stockholders’ equity	$74,796,000	$69,009,000

I.D. Systems, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenue:
Products	$705,000	$3,471,000	$3,015,000	$6,724,000
Services	1,518,000	1,989,000	3,829,000	3,064,000
	2,223,000	5,460,000	6,844,000	9,788,000
Cost of Revenue:
Cost of products	411,000	1,678,000	1,557,000	3,214,000
Cost of services	785,000	917,000	2,018,000	1,597,000
	1,196,000	2,595,000	3,575,000	4,811,000

Gross Profit	1,027,000	2,865,000	3,269,000	4,977,000

Selling, general and administrative expenses	3,880,000	4,278,000	7,704,000	8,539,000
Research and development expenses	594,000	708,000	1,300,000	1,419,000

Loss from operations	(3,447,000)	(2,121,000)	(5,735,000)	(4,981,000)
Interest income	768,000	593,000	1,560,000	1,419,000
Interest expense	(3,000)	—	(7,000)	—
Other income	38,000	—	76,000	—

Net loss	$(2,644,000)	$(1,528,000)	$(4,106,000)	$(3,562,000)

Net loss per share – basic and diluted	$(0.23)	$(0.14)	$(0.36)	$(0.33)

Weighted average common shares outstanding – basic and diluted	11,347,000	10,857,000	11,324,000	10,869,000

I.D. Systems, Inc.
Condensed Statement of Changes in Stockholders’s Equity
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Stock	Equity

Balance at December 31, 2007	11,561,000	$115,000	$97,076,000	$(19,492,000)	$11,000	$(6,040,000)	$71,670,000

Net loss				(3,562,000)			(3,562,000)
Comprehensive loss - unrealized loss on investments					(1,462,000)		(1,462,000)
Total comprehensive loss				(3,562,000)	(1,462,000)		(5,024,000)
Shares issued pursuant to exercise
of stock options	333,000	3,000	1,103,000				1,106,000
Shares repurchased						(3,161,000)	(3,161,000)
Shares withheld pursuant to stock issuances						(89,000)	(89,000)
Issuance of restricted stock	16,000
Stock based compensation – restricted stock			380,000				380,000
Stock based compensation – performance shares			145,000				145,000
Stock based compensation - options			1,117,000				1,117,000

Balance at June 30, 2008	11,910,000	$118,000	$99,821,000	$(23,054,000)	$(1,451,000)	$(9,290,000)	$66,144,000

I.D. Systems, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2007	2008
Cash flows from operating activities:

Net loss	$(4,106,000)	$(3,562,000)
Adjustments to reconcile net loss to cash used in operating activities:
Inventory reserve	75,000	126,000
Accrued interest income	75,000	33,000
Stock-based compensation expense	1,602,000	1,642,000
Depreciation and amortization expense	265,000	283,000
Deferred rent expense	(11,000)	(11,000)
Deferred revenue	14,000	590,000
Deferred contract costs	16,000	—
Changes in:
Accounts receivable	2,649,000	(2,797,000)
Unbilled receivables	671,000	(914,000)
Inventory	201,000	1,172,000
Prepaid expenses and other assets	(154,000)	(10,000)
Accounts payable and accrued expenses	(1,517,000)	(910,000)
Net cash used in operating activities	(220,000)	(4,358,000)

Cash flows from investing activities:
Purchase of fixed assets	(176,000)	(77,000)
Business acquisition	—	(573,000)
Purchase of investments	(7,295,000)	(4,526,000)
Maturities of investments	7,937,000	18,955,000

Net cash provided by investing activities	466,000	13,779,000

Cash flows from financing activities:
Repayment of term loan	(109,000)	(19,000)
Proceeds from exercise of stock options	166,000	1,106,000
Purchase of treasury shares	(1,267,000)	(3,161,000)
Collection of officer loan	6,000	—

Net cash used in financing activities	(1,204,000)	(2,074,000)
Net (decrease) increase in cash and cash equivalents	(958,000)	7,347,000
Cash and cash equivalents - beginning of period	9,644,000	5,103,000
Cash and cash equivalents - end of period	$8,686,000	$12,450,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$7,000	$—
Non-cash financing activity:
Shares withheld pursuant to stock issuances	$344,000	$89,000

I.D. Systems, Inc.

Notes to Unaudited Condensed Financial Statements
June 30, 2008

NOTE A - Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of June 30, 2008, the results of its operations for the three and six month periods ended June 30, 2007 and 2008, the change in stockholder’s equity for the six months ended June 30, 2008 and cash flows for the six month periods ended June 30, 2007 and 2008. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the operating results for the full year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K.

NOTE B – Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents, when purchased.

NOTE C – Marketable Securities

The Company has marketable debt securities, including, government and state agency bonds, corporate bonds and auction rate certificates, which are classified as either available for sale or held to maturity, depending on management’s investment intentions relating to these securities. Available for sale securities, except for auction rate securities which are discussed below, are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). As of June 30, 2008, the Company's unrealized loss within comprehensive loss with respect to securities other than auction rate securities was $99,000, all of which was recorded during the three months ended June 30, 2008. Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company has classified as short term those securities that mature within one year, and all other securities are classified as long term.

The Company’s auction rate securities represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. In February 2008, these auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate every 28 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. As a result, as of June 30, 2008, the Company has classified these securities as long term. Based on broker-dealer calculated fair value, auction rate securities with an original par value of approximately $20.4 million were written down to an estimated value of approximately $18.9 million. Management believes that this impairment is temporary and as such, this write down charge of approximately $1.5 million, of which $329,000 was recorded during the three months ended June 30, 2008, has been reflected as an unrealized loss within comprehensive loss as of June 30, 2008. See Note R for fair value measurements.

NOTE D – Inventory

Inventory, which consists of components for the Company’s products and finished goods, is stated at the lower of cost using the first-in first-out method or market. At December 31, 2007 and June 30, 2008, the Company’s inventory consisted of components of approximately $155,000 and $495,000 and finished goods of approximately $4,265,000 and $2,818,000, respectively.

NOTE E –Unbilled Receivables and Deferred Revenue

As the systems are delivered, and services are performed and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. At December 31, 2007 and June 30, 2008, unbilled receivables were $580,000 and $1,494,000, respectively, and deferred revenue was $458,000 and $1,048,000, respectively.

NOTE F – Goodwill and Intangible Assets

On April 18, 2008, the Company acquired the assets of PowerKey, the industrial vehicle monitoring products division of International Electronics, Inc., a manufacturer of access control and security equipment for approximately $573,000, which includes approximately $73,000 of direct acquisition costs. The tangible assets acquired include inventory (totaling approximately $191,000), and fixed assets (totaling approximately $4,000).

Preliminary allocation of the purchase price of the intangible assets consists of the folowing: goodwill (totaling approximately $200,000), trademarks and trade names (totaling approximately $74,000), and a customer list (totaling approximately $104,000) resulting from the acquisition of PowerKey are carried at cost. In accordance with Statement of Financial Accounting Standard No. 142 , “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company will test the goodwill and intangible assets on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist.

NOTE G - Net Income/(Loss) Per Share of Common Stock

Net loss per share for the three months and six months ended June 30, 2007 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Basic and diluted loss per share
Net loss	$(2,644,000)	$(1,528,000)	$(4,106,000)	$(3,562,000)

Weighted average shares outstanding	11,347,000	10,857,000	11,324,000	10,869,000

Basic and diluted net loss per share	$(0.23)	$(0.14)	$(0.36)	$(0.33)

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. For the three month and six month periods ended June 30, 2007 and 2008, the basic and diluted weighted average shares outstanding were the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

NOTE H – Revenue Recognition

The Company's revenues are derived from contracts with multiple element arrangements, which include the Company's system, training and technical support. Revenue is allocated to each element based upon vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue is recognized as each element is earned based on the selling price of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements, see Note E for unbilled receivables. The Company's system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, persuasive evidence of an arrangement exists, sales price is fixed and determinable, collectibility is reasonably assured and contractual obligations have been satisfied. Training and technical support revenue are generally recognized at time of performance.

The Company also enters into post-contract maintenance and support agreements. Revenue is recognized over the service period and the cost of providing these services is expensed as incurred.

NOTE I – Stock-based compensation plans

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

The Company accounts for stock-based employee compensation under SFAS No. 123R “Share Based Payment” which requires all share based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. As a result, the Company recorded $835,000 and $857,000 in stock based compensation expense for the three month periods ended June 30, 2007 and 2008, respectively, and a $1,602,000 and $1,642,000 expense for the six month periods ended June 30, 2007 and 2008, respectively.

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,761,000	$9.57
Granted	212,000	8.16
Exercised	(333,000)	3.33
Forfeited	(178,000)	12.43

Outstanding at end of period	2,462,000	$10.09	6 years	$1,364,000

Exercisable at end of period	1,641,000	$8.54	4 years	$1,364,000

As of June 30, 2008, there was $4,826,000 of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted average period of 3.33 years.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	2007	2008
Volatility	51%	74%
Expected life of options	5 years	5 years
Risk free interest rate	5%	3%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of the Company’s stock and the expected life of options is based on historical data with respect to employee exercise periods.

The weighted average fair value of options granted during the six months ended June 30, 2007 and 2008 was $5.11 and $5.00, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2008 was $845,000 and $1,355,000, respectively.

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

NOTE J – Long Term Debt

In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan’s floating interest expense the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term. The loan was collateralized by all the assets of the Company and the Company is in compliance with the covenants under the term loan. The fair value of the interest rate swap was not material to the financial statements or results of operations. The loan was repaid in 2008 and there was no amount due as of June 30, 2008.

NOTE K – Restricted Stock Awards and Performance Shares

As of June 30, 2008, there were 34,000 shares outstanding of unvested restricted stock that were granted to key employees pursuant to the 1999 Stock Option Plan, as amended and restated effective April 20, 2005. The Plan is administered by the Compensation Committee, which has the authority to determine the terms of those shares. For the six months ended June 30, 2007 and 2008, the Company recorded a $453,000 and $380,000 stock based compensation expense, respectively, in connection with the restricted stock grant. As of June 30, 2008, there was $232,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over the next two years.

In February 2008, the Compensation Committee granted 52,500 performance shares to key employees pursuant to the 1999 Stock Option Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of revenue levels for the year ended December 31, 2008. If the performance criterion is not met, then the performance shares will not vest and will automatically be returned to the Plan. If the performance trigger is met, then the shares will be issued to the employees. As of June 30, 2008, the Company believes that it will achieve certain revenue levels that will trigger the issuances of performance shares and has therefore recorded a compensation expense in connection with the performance shares of $145,000 for the six months ended June 30, 2008.

NOTE L – Income Taxes

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of June 30, 2008, the Company had provided a valuation allowance to fully reserve its net operating loss carry forwards, primarily as a result of anticipated net losses for income tax purposes.

NOTE M - Concentration of Customers
One customer accounted for 80% of the Company’s revenue during the six month period ended June 30, 2008. This same customer accounted for 80% of the Company’s accounts receivable and unbilled receivables as of June 30, 2008.
Two customers accounted for 54% and 16%, respectively, of the Company’s revenue during the six month period ended June 30, 2007. These same customers accounted for 44% and 19%, respectively, of the Company’s accounts receivable and unbilled receivables as of June 30, 2007.

NOTE N – Stock Repurchase Program

On May 3, 2007, the Company announced that it’s Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program established under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. The repurchases are funded from the Company’s working capital. The Company’s share repurchase program does not have an expiration date, and it may discontinue or suspend the share repurchase program at any time. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. As of June 30, 2008, the Company has purchased approximately 898,000 shares in open market transactions under the program for approximately $8,743,000 or at an average cost of $9.73 per share.

NOTE O - Comprehensive Loss

Comprehensive loss includes net loss and unrealized losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For the six months ended June 30, 2008, comprehensive loss was $5,024,000, which includes a net loss of $3,562,000 and an unrealized loss on available-for-sale marketable securities of $1,462,000.

NOTE P - Use of Estimates

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

NOTE Q - Commitments and Contingencies

The Company is not currently subject to any material legal proceedings, nor to management’s knowledge is any material legal proceeding threatened against the Company.

NOTE R - Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measures. The adoption of SFAS No. 157 did not significantly change our valuation of assets or liabilities. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all non-recurring nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

The company’s implementation of FAS 157 for financial assets and liabilities on January 1, 2008, had no effect on its existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs the Company uses to value an asset or a liability. The following table summarizes the bases used by the Company’s broker dealer to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

	Balance at June 30,	Basis of Fair Value Measurements
($ in millions)	2008	Level 1	Level 2	Level 3
Assets:
Marketable securities – short term	$9.0	$9.0	$—	$—
Marketable securities – long term	34.9	16.0	—	18.9
	$43.9	$25.0	$—	$18.9

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

In December 2007, the FASB issued SFAS No. 141R,“Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The impact, if any, that the implementation of SFAS No. 141R will have on the Company’s results of operations or financial condition will, in the future, be dependent on future acquisition activity, occuring after the effective date, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidated date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. As the Company does not presently have any noncontrolling interest in a subsidiary, the adoption of SFAS No. 160 is not expected to have a significant effect on the Company.

In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This statement has the same scope as Statement 133. This statement applies to all derivative instruments, including bifurcated derivative instruments (and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of Statement 133) and related hedged items accounted for under Statement 133 and its related interpretations. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 161 will have on its results of operations or financial condition.

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

We make available through our internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports and other filings made by us with the SEC, as soon as practicable after we electronically file such reports and filings with the SEC. Our website address is www.id-systems.com. The information contained in this website is not incorporated by reference in this report.

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, accordingly, all amounts are approximations.

Critical Accounting Policies

For the six months ended June 30, 2008, there were no changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2007.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenue:
Products	31.7%	63.6%	44.1%	68.7%
Services	68.3	36.4	55.9	31.3
	100.0	100.0	100.0	100.0
Cost of Revenues:
Cost of products	18.5	30.8	22.7	32.8
Cost of services	35.3	16.7	29.5	16.3

Total Gross Profit	46.2	52.5	47.8	50.8

Selling, general and administrative expenses	174.5	78.4	112.6	87.2
Research and development expenses	26.7	13.0	19.0	14.5

Loss from operations	(155.0)	(38.9)	(83.8)	(50.9)
Interest income, net	34.4	10.9	22.7	14.5
Other income	1.7	—	1.1	—

Net loss	(118.9)%	(28.0)%	(60.0)%	(36.4)%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

REVENUES. Revenues increased by $3.2 million, or 145.6%, to $5.5 million in the three months ended June 30, 2008.

Revenues from products increased by $2.8 million, or 392.3%, to $3.5 million in the three months ended June 30, 2008 from $705,000 in the same period in 2007. The increase in revenues was primarily attributable to the increase in the amount of orders received from the United States Postal Service.

Revenues from services increased by $471,000, or 31.0%, to $2.0 million in the three months ended June 30, 2008 from $1.5 million in the same period in 2007. The increase in revenues was primarily attributable to the increase in service revenue from the United States Postal Service of approximately $546,000, partially offset by a decrease in service revenue from other customers.

COST OF REVENUES. Cost of revenues increased by $1.4 million, or 117.0%, to $2.6 million in the three months ended June 30, 2008. The increase was attributable to the increase in revenue in 2008. Gross profit was $2.9 million in 2008 compared to $1.0 million in 2007. As a percentage of revenues, gross profit increased to 52.5% in 2008 from 46.2% in 2007.

Cost of products increased by $1.3 million, or 308.3%, to $1.7 million in the three months ended June 30, 2008 from $411,000 in the same period in 2007. Gross profit for products was $1.8 million in 2008 compared to $294,000 in 2007. As a percentage of product revenues, gross profit increased to 51.7% in 2008 from 41.7% in 2007. The increase in gross profit was due to the lower revenue in 2007 that resulted in the fixed expenses, such as depreciation expense, having a greater impact on the gross profit percentage in 2007.

Cost of services increased by $132,000, or 16.8%, to $917,000 in the three months ended June 30, 2008 from $785,000 in the same period in 2007. Gross profit for services was $1.1 million in 2008 compared to $733,000 in 2007. As a percentage of service revenues, gross profit increased to 53.9% in 2008 from 48.3% in 2007. The increase was primarily attributable to the fact that during the three months ended June 30, 2008, the Company had higher service revenue from services that typically produce higher gross margins..

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $398,000, or 10.3%, to $4.3 million in the three months ended June 30, 2008 compared to $3.9 million in the same period in 2007. This increase was attributable primarily to an increase in payroll and payroll related expenses due to the hiring of additional staff within our sales and customer service departments. As a percentage of revenues, selling, general and administrative expenses decreased to 78.4% in the three months ended June 30, 2008 from 174.5% in the same period in 2007 due to an increase in revenue partially offset by an increase in selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $114,000, or 19.2%, to $708,000 in the three months ended June 30, 2008 from $594,000 in the same period in 2007. As a percentage of revenues, research and development expenses decreased to 13.0% in the three months ended June 30, 2008 from 26.7% in the same period in 2007 due primarily to an increase in revenue.

INTEREST INCOME. Interest income decreased $175,000, or 22.8%, to $593,000 in the three months ended June 30, 2008 from $768,000 in the same period in 2007. The decrease is attributable to a decrease in interest rates as well as a decrease in the amount of cash, cash equivalents and marketable securities in 2008.

OTHER INCOME. Other income of $38,000 in the three months ended June 30, 2007 reflects rental income earned from a sublease arrangement. In July 2007, we released the sublessee from the sublease and reassumed the space.

NET LOSS. Net loss was $1.5 million, or $(0.14) per basic and diluted share, for the three months ended June 30, 2008 as compared to net loss of $2.6 million, or $(0.23) per basic and diluted share, for the same period in 2007. The decrease in net loss was due primarily to the reasons described above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

REVENUES. Revenues increased by $2.9 million, or 43.0%, to $9.8 million in the six months ended June 30, 2008.

Revenues from products increased by $3.7 million, or 123.0%, to $6.7 million in the six months ended June 30, 2008 from $3.0 million in the same period in 2007. The increase in revenues was primarily attributable to the increase in the amount of orders received from the United States Postal Service.

Revenues from services decreased by $765,000, or 20.0%, to $3.1 million in the six months ended June 30, 2008 from $3.8 million in the same period in 2007. The decrease in revenues was primarily attributable to the decrease in maintenance revenue from Ford of approximately $522,000 and a decrease in service revenue from Northrup Grumman of approximately $415,000, partially offset by an increase in service revenue from other customers.

COST OF REVENUES. Cost of revenues increased by $1.2 million, or 34.6%, to $4.8 million in the six months ended June 30, 2008. The increase was attributable to the increase in revenue in 2008. Gross profit was $5.0 million in 2008 compared to $3.3 million in 2007. As a percentage of revenues, gross profit increased to 50.8% in 2008 from 47.8% in 2007.

Cost of products increased by $1.7 million, or 106.4%, to $3.2 million in the six months ended June 30, 2008 from $1.6 million in the same period in 2007. Gross profit for products was $3.5 million in 2008 compared to $1.5 million in 2007. As a percentage of product revenues, gross profit increased to 52.2% in 2008 from 48.4% in 2007. The increase in gross profit was due to the lower revenue in 2007 that resulted in the fixed expenses, such as depreciation expense, having a greater impact on the gross profit percentage in 2007.

Cost of services decreased by $421,000, or 20.9%, to $1.6 million in the six months ended June 30, 2008 from $2.0 million in the same period in 2007. Gross profit for services was $1.5 million in 2008 compared to $1.8 million in 2007. As a percentage of service revenues, gross profit decreased slightly to 47.9% in 2008 from 47.3% in 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $835,000, or 10.8%, to $8.5 million in the six months ended June 30, 2008 compared to $7.7 million in the same period in 2007. This increase was attributable primarily to an increase in payroll and payroll related expenses due to the hiring of additional staff within our sales and customer service departments. As a percentage of revenues, selling, general and administrative expenses decreased to 87.2% in the six months ended June 30, 2008 from 112.6% in the same period in 2007 due to an increase in revenue offset by an increase in selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $119,000, or 9.2%, to $1.4 million in the six months ended June 30, 2008 from $1.3 million in the same period in 2007. As a percentage of revenues, research and development expenses decreased to 14.5% in the six months ended June 30, 2008 from 19.0% in the same period in 2007 due primarily to an increase in revenue.

INTEREST INCOME. Interest income decreased $141,000 to $1.4 million in the six months ended June 30, 2008 from $1.6 million in the same period in 2007. This decrease was attributable primarily to the decrease in interest rate as well as a decrease in the amount of cash, cash equivalents and marketable securities in 2008.

OTHER INCOME. Other income of $76,000 in the six months ended June 30, 2007 reflects rental income earned from a sublease arrangement. In July 2007, we released the sublessee from the sublease and reassumed the space.

NET LOSS. Net loss was $3.6 million or $(0.33) per basic and diluted share for the six months ended June 30, 2008 as compared to net loss of $4.1 million or $(0.36) per basic and diluted share for the same period in 2007. The decrease in net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the sale of our securities, including the sale of our common stock upon the exercise of options and warrants and from cash flows generated from operations. As of June 30, 2008, we had cash, cash equivalents and marketable securities of $56.3 million and working capital of $29.9 million compared to $65.0 million and $31.9 million, respectively, as of December 31, 2007. Marketable securities includes auction rate securities wich represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. In February 2008, these auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate every 28 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. As a result, as of June 30, 2008, we have classified these securities as long term. Based on broker-dealer calculated fair value, auction rate securities with an original par value of approximately $20.4 million were written down to an estimated value of approximately $18.9 million. We believe that this impairment is temporary and as such, this write down charge of approximately $1.5 million has been reflected as an unrealized loss as of June 30, 2008. A decline in the value of these securities that is other than temporary could materially adversely affect our liquidity and income.

Operating Activities:

Net cash used in operating activities was $4.4 million for the six months ended June 30, 2008 compared to net cash used in operating activities of $220,000 for the same period in 2007. The increase in cash used was due primarily to an increase in accounts receivable and unbilled receivables, partially offset by: (i) a decrease in finished goods inventory; (ii) a decrease in net loss, and (iii) a decrease in accounts payable and accrued expenses.

Investing Activities:

Net cash provided by investing activities was $13.8 million for the six months ended June 30, 2008 compared to net cash provided by investing activities of $466,000 for the same period in 2007. The increase was due primarily to an increase in the maturities of investments, and a decrease in the purchase of investments.

Financing Activities:

Net cash used in financing activities was $2.1 million for the six months ended June 30, 2008 compared to net cash used in financing activities of $1.2 million for the same period in 2007. The increase was due primarily to the purchase of shares of our issued and outstanding common stock during 2008 pursuant to our share purchase program authorized by our Board of Directors in May 2007.

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

In December 2007, the FASB issued SFAS No. 141R,“Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The impact, if any, that the implementation of SFAS No. 141R will have on the Company’s results of operations or financial condition, will, in the future, be dependent on future acquisition activity, occuring after the effective date, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidated date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 160 will have on its results of operations or financial condition.

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

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of June 30, 2008, we had cash, cash equivalents and marketable securities of $56.3 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of June 30, 2008, the carrying value of our cash and cash equivalents approximated fair value. Excluding our auction rate securities, discussed below, interest rate risk is mitigated due to the conservative nature and relatively short duration of our investments. However, in a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income.

Our auction rate securities represent interest in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. In February 2008, these auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate every 28 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. As a result, as of June 30, 2008, we have classified our auction rate securities as long term. Based on calculated fair value as of June 30, 2008, auction rate securities with an original par value of approximately $20.4 million were written down to an estimated value of approximately $18.9 million. We believe that this impairment is temporary and as such, this write down charge of approximately $1.5 million, of which $329,000 was recorded during the three months ended June 30, 2008, has been reflected as an unrealized loss within comprehensive loss as of June 30, 2008. As a result of the instability of the market for auction rate securities, there may be a future decline in the value of our auction rate securities. A decline in the value of these securities that is other than temporary could materially adversely affect our liquidity and income.

Item 4. Controls And Procedures

a.	Disclosure controls and procedures.

During the first six months of 2008, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of June 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a month-to-month summary of our share repurchase activity during the three months ended June 30, 2008:

Issuer Purchases of Equity Securities (1)

Period	Total number of shares (or unit) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
4/1/08 through 4/30/08	45,900	$7.56	45,900	$1,760,959
5/1/08 through 5/31/08	16,628	$7.28	16,628	$1,639,925
6/1/08 through 6/30/08	57,515	$6.66	57,515	$1,257,162
Total	120,043	$7.09	120,043	$1,257,162

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

I.D. Systems, Inc.

Dated: August 11, 2008	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2008	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer)