Form 10-Q
period 2008-09-30
ID SYSTEMS INC
filed 2008-11-10
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

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

Non-accelerated filer☐ [Do not check if smaller reporting company] Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of the close of business on November 6, 2008 was 10,938,000.

INDEX

I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

I.D. Systems, Inc.
Condensed Balance Sheets

		September 30, 2008
	December 31, 2007 *	(Unaudited)
ASSETS
Cash and cash equivalents	$5,103,000	$6,723,000
Marketable securities – short term	21,385,000	8,929,000
Accounts receivable, net	2,875,000	9,705,000
Unbilled receivables	580,000	898,000
Inventory	4,420,000	2,454,000
Interest receivable	142,000	259,000
Prepaid expenses and other current assets	291,000	397,000
Total current assets	34,796,000	29,365,000

Marketable securities – long term	38,515,000	38,116,000
Goodwill	—	200,000
Other intangible assets	—	178,000
Fixed assets, net	1,398,000	1,122,000
Other assets	87,000	107,000

	$74,796,000	$69,088,000
LIABILITIES
Accounts payable and accrued expenses	$2,594,000	$2,254,000
Current portion of long term debt	19,000	—
Deferred revenue	291,000	775,000
Total current liabilities	2,904,000	3,029,000

Deferred revenue	167,000	228,000
Deferred rent	55,000	39,000
Total liabilities	3,126,000	3,296,000

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $.01 par value; 11,561,000 and 12,082,000 shares issued at December 31, 2007 and September 30, 2008, respectively, shares outstanding, 11,015,000 and 10,938,000 at December 31, 2007 and September 30, 2008, respectively.	115,000	120,000
Additional paid-in capital	97,076,000	100,755,000
Accumulated deficit	(19,492,000)	(22,435,000)
Accumulated other comprehensive income (loss)	11,000	(2,090,000)
	77,710,000	76,350,000
Treasury stock; 546,000 shares and 1,144,000 shares at cost at December 31, 2007 and September 30, 2008, respectively	(6,040,000)	(10,558,000)
Total stockholders’ equity	71,670,000	65,792,000
Total liabilities and stockholders’ equity	$74,796,000	$69,088,000

* Derived from the audited balance sheet as of December 31, 2007

I.D. Systems, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenue:
Products	$5,466,000	$7,360,000	$8,481,000	$14,084,000
Services	1,052,000	1,977,000	4,881,000	5,041,000
	6,518,000	9,337,000	13,362,000	19,125,000
Cost of Revenue:
Cost of products	2,725,000	3,622,000	4,282,000	6,836,000
Cost of services	546,000	948,000	2,564,000	2,545,000
	3,271,000	4,570,000	6,846,000	9,381,000

Gross Profit	3,247,000	4,767,000	6,516,000	9,744,000

Selling, general and administrative expenses	4,004,000	3,910,000	11,708,000	12,449,000
Research and development expenses	828,000	672,000	2,128,000	2,091,000

(Loss) income from operations	(1,585,000)	185,000	(7,320,000)	(4,796,000)
Interest income	784,000	434,000	2,344,000	1,853,000
Interest expense	(2,000)	—	(9,000)	—
Other income	13,000	—	89,000	—

Net (loss) income	$(790,000)	$619,000	$(4,896,000)	$(2,943,000)

Net (loss) income per share – basic	$(0.07)	$0.06	$(0.43)	$(0.27)

Net (loss) income per share – diluted	$(0.07)	$0.06	$(0.43)	$(0.27)

Weighted average common shares outstanding – basic	11,150,000	10,915,000	11,265,000	10,885,000

Weighted average common shares outstanding – diluted	11,150,000	11,175,000	11,265,000	10,885,000

I.D. Systems, Inc.
Condensed Statement of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Stock	Equity

Balance at December 31, 2007	11,561,000	$115,000	$97,076,000	$(19,492,000)	$11,000	$(6,040,000)	$71,670,000

Net loss				(2,943,000)			(2,943,000)
Comprehensive loss - unrealized loss on investments					(2,101,000)		(2,101,000)
Total comprehensive loss				(2,943,000)	(2,101,000)		(5,044,000)
Shares issued pursuant to exercise of stock options	505,000	5,000	1,372,000				1,377,000
Shares repurchased						(4,094,000)	(4,094,000)
Shares withheld pursuant to stock issuances						(424,000)	(424,000)
Issuance of restricted stock	16,000
Stock based compensation – restricted stock			451,000				451,000
Stock based compensation – performance shares			219,000				219,000
Stock based compensation - options			1,637,000				1,637,000

Balance at September 30, 2008	12,082,000	$120,000	$100,755,000	$(22,435,000)	$(2,090,000)	$(10,558,000)	$65,792,000

I.D. Systems, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(4,896,000)	$(2,943,000)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Inventory reserve	175,000	126,000
Accrued interest income	120,000	(117,000)
Stock-based compensation expense	2,435,000	2,307,000
Depreciation and amortization expense	401,000	340,000
Deferred rent expense	(16,000)	(16,000)
Deferred revenue	138,000	545,000
Deferred contract costs	25,000	—
Changes in:
Accounts receivable	(1,552,000)	(6,830,000)
Unbilled receivables	911,000	(318,000)
Inventory	2,131,000	2,031,000
Prepaid expenses and other assets	(91,000)	(126,000)
Accounts payable and accrued expenses	(1,757,000)	(764,000)
Net cash used in operating activities	(1,976,000)	(5,765,000)

Cash flows from investing activities:
Purchase of fixed assets	(368,000)	(60,000)
Business acquisition	—	(573,000)
Purchase of investments	(10,940,000)	(21,163,000)
Maturities of investments	12,145,000	31,917,000

Net cash provided by investing activities	837,000	10,121,000

Cash flows from financing activities:
Repayment of term loan	(165,000)	(19,000)
Proceeds from exercise of stock options	301,000	1,377,000
Purchase of treasury shares	(4,968,000)	(4,094,000)
Collection of officer loan	8,000	—

Net cash used in financing activities	(4,824,000)	(2,736,000)
Net (decrease) increase in cash and cash equivalents	(5,963,000)	1,620,000
Cash and cash equivalents - beginning of period	9,644,000	5,103,000
Cash and cash equivalents - end of period	$3,681,000	$6,723,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$9,000	$—
Non-cash financing activity:
Shares withheld pursuant to stock issuances	$344,000	$424,000

I.D. Systems, Inc.
Notes to Unaudited Condensed Financial Statements
September 30, 2008
NOTE A - Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of September 30, 2008, the results of its operations for the three and nine month periods ended September 30, 2007 and 2008, the change in stockholder’s equity for the nine months ended September 30, 2008 and cash flows for the nine month periods ended September 30, 2007 and 2008. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the operating results for the full year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K.

NOTE B – Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents, when purchased.

NOTE C – Marketable Securities

The Company has marketable debt securities, including, government and state agency bonds, corporate bonds and auction rate certificates, which are classified as either available for sale or held to maturity, depending on management’s investment intentions relating to these securities. Available for sale securities, except for auction rate securities which are discussed below, are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). As of September 30, 2008, the Company’s unrealized loss within comprehensive loss with respect to securities other than auction rate securities was $73,000. Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company has classified as short term those securities that mature within one year, and all other securities are classified as long term.

The Company’s auction rate securities represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. In February 2008, these auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate every 28 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. As a result, as of September 30, 2008, the Company has classified these securities as long term. Based on broker-dealer calculated fair value, auction rate securities with an original par value of approximately $20.4 million were written down to an estimated value of approximately $18.4 million. Management believes that this impairment is temporary and as such, this write down charge of approximately $2.0 million, of which $566,000 was recorded during the three months ended September 30, 2008, has been reflected as an unrealized loss within comprehensive loss as of September 30, 2008. See Note R for fair value measurements.

NOTE D – Inventory

Inventory, which primarily consists of finished goods and components used in the Company’s products is stated at the lower of cost using the first-in first-out method or market.

NOTE E –Unbilled Receivables and Deferred Revenue

As the systems are delivered, and services are performed and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. At December 31, 2007 and September 30, 2008, unbilled receivables were $580,000 and $898,000, respectively, and deferred revenue was $458,000 and $1,003,000, respectively.

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

Preliminary allocation of the purchase price of the intangible assets consists of the following: goodwill (totaling approximately $200,000), trademarks and trade names (totaling approximately $74,000), and a customer list (totaling approximately $104,000) resulting from the acquisition of PowerKey are carried at cost. In accordance with Statement of Financial Accounting Standard No. 142 , “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company will test the goodwill and intangible assets on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist.

NOTE G - Net (Loss) / Income Per Share of Common Stock

Net (loss) income per share for the three months and nine months ended September 30, 2007 and 2008 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007		2008	2007	2008
Basic (loss) income per share
Net (loss) income	$	(790,000)	$619,000	$(4,896,000)	$(2,943,000)
Weighted average shares outstanding		11,150,000	10,915,000	11,265,000	10,885,000
Basic (loss) income per share		$(0.07)	$0.06	$(0.43)	$(0.27)

Diluted (loss) income per share
Net (loss) income	$	(790,000)	$619,000	$(4,896,000)	$(2,943,000)
Weighted average shares outstanding		11,150,000	10,915,000	11,265,000	10,885,000
Dilutive effect of stock options		—	260,000	—	—

Weighted average shares outstanding - diluted		11,150,000	11,175,000	11,265,000	10,885,000
Diluted (loss) income per share		$(0.07)	$0.06	$(0.43)	$(0.27)

Basic income per share is based on the weighted average number of common shares, including restricted stock awards, outstanding during each period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. For the three month period ended September 30, 2007 and the nine month periods ended September 30, 2007 and 2008, the basic and diluted weighted average shares outstanding were the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

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

The Company accounts for stock-based employee compensation under SFAS No. 123R “Share Based Payment” which requires all share based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. As a result, the Company recorded $591,000 and $519,000 in stock based compensation expense for the three month periods ended September 30, 2007 and 2008, respectively, and a $1,740,000 and $1,637,000 expense for the nine month periods ended September 30, 2007 and 2008, respectively.

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,761,000	$9.57
Granted	299,000	8.19
Exercised	(505,000)	2.73
Forfeited	(241,000)	14.05

Outstanding at end of period	2,314,000	$10.42	6 years	$2,858,000

Exercisable at end of period	1,467,000	$9.30	5 years	$2,421,000

As of September 30, 2008, there was $4,472,000 of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.63 years.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	2007	2008
Volatility	50%	72%
Expected life of options	5 years	5 years
Risk free interest rate	5%	3%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of the Company’s stock and the expected life of options is based on historical data with respect to employee exercise periods.

The weighted average fair value of options granted during the nine months ended September 30, 2007 and 2008 was $7.01 and $4.95, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2008 was $1,804,000 and $1,785,000, respectively.

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

NOTE J – Long Term Debt

In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan’s floating interest expense the Company entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term. The loan was collateralized by all the assets of the Company and the Company is in compliance with the covenants under the term loan. The fair value of the interest rate swap was not material to the financial statements or results of operations. The loan was repaid in 2008 and there was no amount outstanding as of September 30, 2008.

NOTE K – Restricted Stock Awards and Performance Shares

As of September 30, 2008, there were 34,000 shares outstanding of unvested restricted stock that were granted to key employees pursuant to the 1999 Stock Option Plan, as amended and restated effective April 20, 2005. The holders of these shares are entitled to vote and received dividends; however they are restricted from selling these shares until such time as they become fully vested. The Plan is administered by the Compensation Committee, which has the authority to determine the terms of those shares. For the nine months ended September 30, 2008, the Company recorded a $451,000 stock based compensation expense, respectively, in connection with the restricted stock grant. As of September 30, 2008, there was $164,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over the next two years.

In February 2008, the Compensation Committee granted 52,500 performance shares to key employees pursuant to the 1999 Stock Option Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of revenue levels for the year ended December 31, 2008. If the performance criterion is not met, then the performance shares will not vest and will automatically be returned to the Plan. If the performance trigger is met, then the shares will be issued to the employees. As of September 30, 2008, the Company believes that it will achieve certain revenue levels that will trigger the issuances of performance shares and has therefore recorded a compensation expense in connection with the performance shares of $219,000 for the nine months ended September 30, 2008.

NOTE L – Income Taxes

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of September 30, 2008, the Company had provided a valuation allowance to fully reserve its net operating loss carry forwards, primarily as a result of anticipated net losses for income tax purposes.

NOTE M - Concentration of Customers

Two customers accounted for 50% and 37%, respectively, of the Company’s revenue during the nine month period ended September 30, 2008. These same customer accounted for 27% and 64%, respectively, of the Company’s accounts receivable and unbilled receivables as of September 30, 2008.

Three customers accounted for 40%, 32% and 11%, respectively, of the Company’s revenue during the nine month period ended September 30, 2007. One of these customers accounted for 77% of the Company’s accounts receivable and unbilled receivables as of September 30, 2007.

NOTE N – Stock Repurchase Program

On May 3, 2007, the Company announced that it’s Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program established under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. The repurchases are funded from the Company’s working capital. The Company’s share repurchase program does not have an expiration date, and it may discontinue or suspend the share repurchase program at any time. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. As of September 30, 2008, the Company has purchased approximately 1,030,000 shares in open market transactions under the program for approximately $9,676,000 or at an average cost of $9.39 per share.

NOTE O - Comprehensive Loss

Comprehensive loss includes net loss and unrealized losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For the nine months ended September 30, 2008, comprehensive loss was $5,044,000, which includes a net loss of $2,943,000 and an unrealized loss on available-for-sale marketable securities of $2,101,000.

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

	Balance at September 30,	Basis of Fair Value Measurements
($ in millions)	2008	Level 1	Level 2	Level 3
Assets:
Marketable securities – short term	$8.9	$8.9	$—	$—
Marketable securities – long term	38.1	19.7	—	18.4
	$47.0	$28.6	$—	$18.4

The Company’s broker/dealer used the following valuation approach in determining a fair value for the auction rate securities. The pricing for student loan auction rate securities takes in to account factors including tax status (taxable v. tax-exempt), credit quality, duration, insurance wraps and the portfolio composition of Federal Family Education Loan Program (FFELP) and private loans. There are assumptions made about future cash flows based on maximum rate formulas. The valuation used estimates of observable market data including yields or spreads of trading instruments that were believed to be similar or comparable, when available; and assumptions that are reasonable on non-observable inputs such as likelihood of redemption.

NOTE S – Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (“SFAS No. 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value, as such SFAS No. 159 has not had a material impact on the Company’s financial statements.  Therefore, material financial assets and liabilities not carried at fair value, such as the Company's accounts receivables and payables are still reported at their carrying value.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R,“Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company will be for any business combinations occurring after January 1, 2009. Earlier adoption is prohibited. The impact, if any, that the implementation of SFAS No. 141R will have on the Company’s results of operations or financial condition will, in the future, be dependent on future acquisition activity, occurring after the effective date, if any.

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

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009.

NOTE T – Subsequent Event:

In October 2008, the Company received an Auction Rate Securities Rights Offer from UBS AG pursuant to which, in return for a general release of claims (other than certain consequential damages claims) concerning the Company's auction rate securities and the grant of a right to UBS AG to purchase the Company's auction rate securities at any time for full par value, the Company would have the right to require UBS AG to purchase at par value the Company's auction rate securities during the period from June 30, 2010 through July 2, 2012. In November 2008, the Company accepted UBS AG's Auction Rate Securities Rights Offer, and granted UBS AG the sole discretion and right to sell or dispose of, and/or enter orders in the auction process with respect to the eligible auction rate securities on the Company's behalf without prior notification to the Company, as long as the Company receives a payment at par upon any sale or disposition.

NOTE U - Reclassifications:

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

Critical Accounting Policies

For the nine months ended September 30, 2008, there were no changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2007.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenue:
Products	83.9%	78.8%	63.5%	73.6%
Services	16.1	21.2	36.5	26.4
	100.0	100.0	100.0	100.0
Cost of Revenues:
Cost of products	41.8	38.8	32.0	35.7
Cost of services	8.4	10.2	19.2	13.3

Gross Profit	50.2	51.1	48.8	50.9

Selling, general and administrative expenses	61.4	41.9	87.6	65.1
Research and development expenses	12.7	7.2	15.9	10.9

(Loss) income from operations	(24.3)	2.0	(54.7)	(25.1)
Interest income, net	12.0	4.6	17.5	9.7
Other income	0.2	—	0.6	—

Net (loss) income	(12.1)%	6.6%	(36.6)%	(15.4)%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

REVENUES. Revenues increased by $2.8 million, or 43.2%, to $9.3 million in the three months ended September 30, 2008.

Revenues from products increased by $1.9 million, or 34.6%, to $7.4 million in the three months ended September 30, 2008 from $5.5 million in the same period in 2007. The increase in revenues was primarily attributable to the increase in shipments to Wal-Mart Stores, Inc., the majority of which occurred in September 2008.

Revenues from services increased by $925 thousand, or 87.9%, to $2.0 million in the three months ended September 30, 2008 from $1.1 million in the same period in 2007. The increase in revenues was primarily attributable to the increase in service revenue from the United States Postal Service.

COST OF REVENUES. Cost of revenues increased by $1.3 million, or 39.7%, to $4.6 million in the three months ended September 30, 2008. The increase was attributable to the increase in revenue in the three months ended September 30, 2008. Gross profit was $4.8 million in 2008 compared to $3.2 million in 2007. As a percentage of revenues, gross profit increased to 51.1% in 2008 from 49.8% in 2007.

Cost of products increased by $897 thousand, or 32.9%, to $3.6 million in the three months ended September 30, 2008 from $2.7 million in the same period in 2007. The increase is attributable to the increase in revenue in the three months ended September 30, 2008. Gross profit for products was $3.7 million in 2008 compared to $2.7 million in 2007. As a percentage of product revenues, gross profit increased to 50.8% in 2008 from 50.1% in 2007.

Cost of services increased by $402 thousand, or 73.6%, to $948 thousand in the three months ended September 30, 2008 from $546 thousand in the same period in 2007. Gross profit for services was $1.0 million in 2008 compared to $506 thousand in 2007. As a percentage of service revenues, gross profit increased to 52.0% in 2008 from 48.1% in 2007. The increase was primarily attributable to the fact that during the three months ended September 30, 2008, the Company had higher service revenue from services that typically produce higher gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $94 thousand, or 2.3%, to $3.9 million in the three months ended September 30, 2008 compared to $4.0 million in the same period in 2007. The decrease was primarily attributable to a decrease in stock based compensation in connection with a June 2006 restricted stock grant. The restricted stock granted in June 2006 was fully vested as of June 2008, therefore no expense was recognized for the three month period ended September 2008. As a percentage of revenues, selling, general and administrative expenses decreased to 41.9% in the three months ended September 30, 2008 from 61.4% in the same period in 2007 due to an increase in revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $156 thousand, or 18.8%, to $672 thousand in the three months ended September 30, 2008 from $828 thousand in the same period in 2007. The decrease was primarily attributable to additional expenses incurred in the three month period ended September 30, 2007 for work performed relating to the development of European compliant products. As a percentage of revenues, research and development expenses decreased to 7.2% in the three months ended September 30, 2008 from 12.7% in the same period in 2007 due primarily to an increase in revenue.

INTEREST INCOME. Interest income decreased $350 thousand, or 44.6%, to $434 thousand in the three months ended September 30, 2008 from $784 thousand in the same period in 2007. The decrease was attributable to a decrease in interest rates as well as a decrease in the amount of cash, cash equivalents and marketable securities in 2008.

OTHER INCOME. Other income of $13 thousand in the three months ended September 30, 2007 reflects rental income earned from a sublease arrangement. In July 2007, the Company released the sublessee from the sublease and reassumed the space.

NET (LOSS) INCOME. Net income was $619 thousand, or $0.6 per basic and diluted share, for the three months ended September 30, 2008 as compared to net loss of $790 thousand, or $(0.7) per basic and diluted share, for the same period in 2007. The increase in net income was due primarily to the reasons described above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

REVENUES. Revenues increased by $5.8 million, or 43.1%, to $19.1 million in the nine months ended September 30, 2008.

Revenues from products increased by $5.6 million, or 66.1%, to $14.1 million in the nine months ended September 30, 2008 from $8.5 million in the same period in 2007. The increase in revenues was primarily attributable to the increase in shipments to the United States Postal Service and Wal-Mart Stores, Inc. The majority of the shipments to Wal-Mart Stores, Inc. occurred in September 2008.

Revenues from services increased by $160 thousand, or 3.3%, to $5.0 million in the nine months ended September 30, 2008 from $4.9 million in the same period in 2007.

COST OF REVENUES. Cost of revenues increased by $2.5 million, or 37.0%, to $9.4 million in the nine months ended September 30, 2008. The increase was attributable to the increase in revenue in the nine months ended September 30, 2008. Gross profit was $9.7 million in 2008 compared to $6.5 million in 2007. As a percentage of revenues, gross profit increased to 50.9% in 2008 from 48.8% in 2007.

Cost of products increased by $2.6 million, or 59.6%, to $6.8 million in the nine months ended September 30, 2008 from $4.3 million in the same period in 2007. Gross profit for products was $7.2 million in 2008 compared to $4.2 million in 2007. The increase was attributable to the increase in revenue in the nine months ended September 30, 2008. As a percentage of product revenues, gross profit increased to 51.5% in 2008 from 49.5% in 2007.

Cost of services decreased slightly by $19 thousand to $2.5 million in the nine months ended September 30, 2008 from $2.6 million in the same period in 2007. Gross profit for services was $2.5 million in 2008 compared to $2.3 million in 2007. As a percentage of service revenues, gross profit increased to 49.5% in 2008 from 47.5% in 2007. The increase was primarily attributable to the fact that during the three months ended September 30, 2008, the Company had higher service revenue from services that typically produce higher gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $741 thousand, or 6.3%, to $12.4 million in the nine months ended September 30, 2008 compared to $11.7 million in the same period in 2007. This increase was attributable primarily to an increase in payroll and payroll related expenses due to the hiring of additional staff within our sales and customer service departments. As a percentage of revenues, selling, general and administrative expenses decreased to 65.1% in the nine months ended September 30, 2008 from 87.6% in the same period in 2007 due to an increase in revenue offset by an increase in selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses remained flat at $2.1 million in the nine months ended September 30, 2008 as compared to the same period in 2007. As a percentage of revenues, research and development expenses decreased to 10.9% in the nine months ended September 30, 2008 from 15.9% in the same period in 2007 due primarily to an increase in revenue.

INTEREST INCOME. Interest income decreased $491 thousand to $1.9 million in the nine months ended September 30, 2008 from $2.3 million in the same period in 2007. This decrease was attributable primarily to the decrease in interest rates as well as a decrease in the amount of cash, cash equivalents and marketable securities in 2008.

OTHER INCOME. Other income of $89 thousand in the nine months ended September 30, 2007 reflects rental income earned from a sublease arrangement. In July 2007, the Company released the sublessee from the sublease and reassumed the space.

NET LOSS. Net loss was $2.9 million or $(0.27) per basic and diluted share for the nine months ended September 30, 2008 as compared to net loss of $4.9 million or $(0.43) per basic and diluted share for the same period in 2007. The decrease in net loss was due primarily to the reasons described above.

Liquidity and Capital Resources
Historically, our capital requirements have been funded primarily from the net proceeds from the sale of our securities, including the sale of our common stock upon the exercise of options and warrants and from cash flows generated from operations. As of September 30, 2008, we had cash, cash equivalents and marketable securities of $53.8 million and working capital of $26.3 million compared to $65.0 million and $31.9 million, respectively, as of December 31, 2007. Marketable securities includes auction rate securities which represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. In February 2008, these auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate every 28 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. As a result, as of September 30, 2008, the Company has classified these securities as long term. Based on broker-dealer calculated fair value, auction rate securities with an original par value of approximately $20.4 million were written down to an estimated value of approximately $18.4 million. Management believes that this impairment is temporary and as such, this write down charge of approximately $2.0 million has been reflected as an unrealized loss as of September 30, 2008. A decline in the value of these securities that is other than temporary could materially adversely affect our liquidity and income. In October 2008, we received an Auction Rate Securities Rights Offer from UBS AG pursuant to which, in return for a general release of claims (other than certain consequential damages claims) concerning our auction rate securities and the grant of a right to UBS AG to purchase our auction rate securities at any time for full par value, we would have the right to require UBS AG to purchase at par value our auction rate securities during the period from June 30, 2010 through July 2, 2012. In November 2008, we accepted UBS AG's Auction Rate Securities Rights Offer, and granted UBS AG the sole discretion and right to sell or dispose of, and/or enter orders in the auction process with respect to the eligible auction rate securities on our behalf without prior notification to us, as long as we receive a payment at par upon any sale or disposition.

Operating Activities:

Net cash used in operating activities was $5.8 million for the nine months ended September 30, 2008 compared to net cash used in operating activities of $2.0 million for the same period in 2007. The increase in cash used was due primarily to an increase in accounts receivable and unbilled receivables, partially offset by: (i) a decrease in net loss, and (ii) a decrease in accounts payable and accrued expenses. As of September 30, 2008, 91% of the Company's accounts receivable and unbilled receivables relate to two customers.  Of the receivables outstanding to these customers, 99% were outstanding for fewer than 30 days.

Investing Activities:

Net cash provided by investing activities was $10.1 million for the nine months ended September 30, 2008 compared to net cash provided by investing activities of $837 thousand for the same period in 2007. The increase was due primarily to an increase in the maturities of investments, and an increase in the purchase of investments.

Financing Activities:

Net cash used in financing activities was $2.7 million for the nine months ended September 30, 2008 compared to net cash used in financing activities of $4.8 million for the same period in 2007. The decrease was due primarily to an increase in the proceeds received from the exercise of stock options and a decrease in the purchase of shares of our issued and outstanding common stock during 2008 pursuant to our share purchase program authorized by our Board of Directors in May 2007.

Capital Requirements

We believe that with the cash we have on hand and operating cash flows we expect to generate, we will have sufficient funds available to cover our capital requirements for at least the next 12 months.

Our capital requirements depend on a variety of factors, including, but not limited to, the length of the sales cycle, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products to market, revenue growth or decline and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations. We may determine in the future that we require additional funds to meet our long-term strategic objectives, including completing potential acquisitions. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants, and we cannot assure you that such financing will be extended on terms acceptable to us or at all.

Impact of Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (“SFAS No. 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value, as such SFAS No. 159 has not had a material impact on the Company’s financial statements.  Therefore, material financial assets and liabilities not carried at fair value, such as the Company's accounts receivables and payables are still reported at their carrying value.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R,“Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company will be for any business combinations occurring after January 1, 2009. Earlier adoption is prohibited. The impact, if any, that the implementation of SFAS No. 141R will have on the Company’s results of operations or financial condition, will, in the future, be dependent on future acquisition activity, occurring after the effective date, if any.

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

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the form of changes in corporate tax rates, which risks are currently immaterial to us.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of September 30, 2008, we had cash, cash equivalents and marketable securities of $53.8 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of September 30, 2008, the carrying value of our cash and cash equivalents approximated fair value. Excluding our auction rate securities, discussed below, interest rate risk is mitigated due to the conservative nature and relatively short duration of our investments. However, in a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income.

Our auction rate securities represent interest in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. In February 2008, these auction rate securities failed to sell at auction due to sell orders exceeding buy orders. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate every 28 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. As a result, as of September 30, 2008, we have classified our auction rate securities as long term. Based on calculated fair value as of September 30, 2008, auction rate securities with an original par value of approximately $20.4 million were written down to an estimated value of approximately $18.4 million. We believe that this impairment is temporary and as such, this write down charge of approximately $2.0 million, of which $566 thousand was recorded during the three months ended September 30, 2008, has been reflected as an unrealized loss within comprehensive loss as of September 30, 2008. As a result of the instability of the market for auction rate securities, there may be a future decline in the value of our auction rate securities. A decline in the value of these securities that is other than temporary could materially adversely affect our liquidity and income.

In October 2008, we received an Auction Rate Securities Rights Offer from UBS AG pursuant to which, in return for a general release of claims (other than certain consequential damages claims) concerning our auction rate securities and the grant of a right to UBS AG to purchase our auction rate securities at any time for full par value, we would have the right to require UBS AG to purchase at par value our auction rate securities during the period from June 30, 2010 through July 2, 2012. In November 2008, we accepted UBS AG's Auction Rate Securities Rights Offer, and granted UBS AG the sole discretion and right to sell or dispose of, and/or enter orders in the auction process with respect to the eligible auction rate securities on our behalf without prior notification to us, as long as we receive a payment at par upon any sale or disposition.

Item 4. Controls And Procedures

a. Disclosure controls and procedures.

During the first nine months of 2008, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of September 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

b. Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1a. Risk Factors

The following is an additional risk factor that should be considered in conjunction with the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

A decline in the value of the auction rate securities included in our investments could materially adversely affect our liquidity and income.

Our investments include auction rate securities, with estimated fair value of $18.4 million at September 30, 2008. Auction rate securities are securities with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors typically can sell at auction or continue to hold the securities. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. Our auction rate securities consist of interests in pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. Liquidity for our auction rate securities typically is provided by an auction process that resets the applicable interest rate every 28 days.

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

In October 2008, we received an Auction Rate Securities Rights Offer from UBS AG pursuant to which, in return for a general release of claims (other than certain consequential damages claims) concerning our auction rate securities and the grant of a right to UBS AG to purchase our auction rate securities at any time for full par value, we would have the right to require UBS AG to purchase at par value our auction rate securities during the period from June 30, 2010 through July 2, 2012. In November 2008, we accepted UBS AG's Auction Rate Securities Rights Offer. Given the substantial dislocation in the financial markets and among financial services companies, we cannot assure you that UBS AG ultimately will have the ability to repurchase our auction rate securities at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS AG or that if UBS AG determines to purchase our auction rate securities at any time, we will be able to reinvest the cash proceeds of any such sale at the same interest rate or dividend yield currently being paid to us. Also, as a condition of accepting the auction rate securities rights, we were required to sign a release of claims against UBS, which will prevent us from making claims against UBS AG related to our investment in auction rate securities, other than claims for consequential damages. In addition, the acceptance of the Auction Rate Securities Rights Offer will likely result in a charge to income for the difference between fair value of the Auction Rate Securities Rights Offer and the unrealized loss on the auction rate securities held. If material, this charge would have an adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a month-to-month summary of our share repurchase activity during the three months ended September 30, 2008:

Issuer Purchases of Equity Securities (1)

Period	Total number of shares (or unit) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
7/1/08 through 7/30/08	93,455	$6.79	93,455	$622,862
8/1/08 through 8/31/08	16,623	$6.69	16,623	$511,618
9/1/08 through 9/30/08	21,380	$8.77	21,380	$324,073
Total	131,458	$7.10	131,458	$324,073

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

I.D. Systems, Inc.

Dated: November 10, 2008	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2008	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer)