Form 10-K
period 2008-12-31
ID SYSTEMS INC
filed 2009-03-16
CIK 49615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2008.

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
Large accelerated filer ☐   Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ or No ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates is $62.7 million, computed by reference to the price at which the Common Stock was last sold on June 30, 2008, as reported on the Nasdaq National Market.

The number of shares of Common Stock outstanding as of February 24, 2009 was 10,893,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Proxy Statement For 2008 Annual Meeting of Stockholders	Part III

I.D. SYSTEMS, INC.

TABLE OF CONTENTS

PART I.

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties. See “Risk Factors - Cautionary Note Regarding Forward-Looking Statements.” I.D. Systems, Inc. has, or has applied for, trademark protection for I.D. Systems, Inc.®, Intelli-Listening®, Vehicle Asset Communicator®, ChaMP™, Wireless Asset Net®, AvRamp®, Opti-Kan®, WiFree® and PowerKey®.

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

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, aerospace and defense, homeland security and vehicle rental. Based on revenues for 2008, our top customers are:

•	U.S. Postal Service; and

•	Wal-Mart Stores, Inc.

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

Our Wireless Asset Net tracking and management system consists of three principal elements:

•	miniature wireless programmable computers attached to assets;

•	fixed-position communication infrastructure consisting of network computers with two-way RF capabilities, RF-based location-emitting beacons and application-specific network servers; and

•	proprietary software, which is a user-friendly, Windows-based and browser-based graphical user interface that provides visibility and control of the system database.

Each of these system elements processes and stores information independently to create a unique, patented system of “distributed intelligence,” which mitigates the risk that a single point of failure could compromise system integrity or data and asset security. Our on-asset hardware stores and processes information locally so that it can autonomously and automatically control the asset and monitor asset activity regardless of the status or availability of other system components. Our on-asset hardware performs its functions even when outside the RF range of any other system component or if the facility computer network is unavailable. Our communication infrastructure independently processes data and executes programmable application logic, in addition to linking monitored mobile asset data automatically to our system’s database. Our server software populates the database and is designed to mitigate the effects of any computer outages that could affect real-time availability of the database. Finally, our client software interfaces only with the database, not directly with our communication infrastructure or on-asset hardware, which restricts access to, and limits corruption of, system information and minimizes network bandwidth usage.

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

Growth Strategy

Our objective is to become the leading global provider of wireless solutions for managing and securing enterprise assets. To achieve this goal, we intend to:

Increase sales in existing markets to existing customers and pursue opportunities with new customers by:

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

Principal Products

On-Asset Hardware . With a variety of mounting and user-interface options, our on-asset hardware is designed to be installed quickly and easily and provide an autonomous means of asset control and monitoring. Our on-asset hardware:

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

Wireless Asset Managers. Most of our Wireless Asset Net system deployments require at least one fixed-position communication device, referred to as a Wireless Asset Manager, to link the mobile assets being monitored with the customer’s computer network. Our Wireless Asset Managers conduct two-way RF communications with the assets being monitored and can communicate on either a local or wide area network. The Wireless Asset Managers solution offers flexible configuration options and scalability. A single Wireless Asset Manager is enough to operate an entire asset management system. For expanded, real-time data communication and location tracking, Wireless Asset Managers can be added incrementally as needed. They also allow system settings and on-asset functionality to be changed without physically interfacing with on-asset hardware, which can save significant time and money.

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

Server Software. Each of our Wireless Asset Net system deployments requires at least one installation of our server software, which automatically manages data communications between the system’s database and either the Wireless Asset Managers or On-Asset Hardware. Our server software:

•	is a set of Windows services;

•	automatically processes data between our devices and system databases;

•	actively polls Wireless Asset Managers to retrieve data on demand;

•	passively listens to allow remote systems to initiate data communications for data download;

•	automates event scheduling, including data downloads, database archiving and diagnostic notifications;

•	interfaces with certain existing external systems, including maintenance and training systems;

•	supports remote control/management of event processes;

•	automatically performs diagnostics on system components; and

•	automatically e-mails event alerts and customizable reports.

Client Software . Our client software, referred to as the Wireless Asset Net Console, provides an intuitive, easy-to-use, user interface. The console is deployed either as a standard client-server application or as a thin-client. The console interfaces only with the system database, not directly with our communication infrastructure or on-asset hardware, which restricts access to, and limits corruption of, system information and minimizes network bandwidth usage. An unlimited number of clients can be used on a network at any given time.

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

Additional Products

Battery ChaMP . Our Battery Charger Monitoring Point, which we refer to as Battery ChaMP, tracks data on industrial battery fast-charge and battery swap systems. The Battery ChaMP provides automatic data uploads, real-time system visibility and data collection for electric vehicle batteries and chargers. The Battery ChaMP:

•	tracks vehicle operator compliance with battery charging requirements;

•	enforces critical equalization charging schedules;

•	monitors data necessary for battery warranty compliance; and

•	simplifies battery life management.

Line Asset Communicator . Our Line Asset Communicator is a wireless messaging device that triggers automatic, real-time task requests via radio frequency. Our Line Asset Communicator is designed to automatically forward requests to the material handling resource that:

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

Services

Maintenance Services . We provide a warranty on all hardware and software components of our system. During the warranty period, we either replace or repair defective hardware. We also make extended maintenance contracts available to customers and offer ongoing maintenance and support on a time and materials basis. Pricing for our extended maintenance and support contracts is dependent upon the level of service we expect to provide. Our maintenance and support services typically include remote system monitoring, help desk technical support, escalation procedure development and routine diagnostic data analysis. Expenses to fulfill our warranty obligations have historically been minimal.

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

We have provided our consulting services, both as a stand-alone service to study the potential benefits of implementing a wireless fleet management system, and as part of the system implementation itself.

In certain instances customers prepay us for extended maintenance, support and consulting services. In those instances the amount is recorded as deferred revenue and revenue is recognized over the service period.

Sales and Marketing

Our sales and marketing objective is to achieve broad market penetration, with an emphasis both on expanding business opportunities with existing customers and on securing new customers. As of February 24, 2009, we had 27 employees, including three based in Germany, devoted to sales and marketing.

We primarily market our systems directly to commercial and government organizations. To complement our direct sales activities, we sell through indirect sales channels, such as industrial equipment dealers. In addition, we are actively pursuing strategic relationships with key companies in our target markets — including original equipment manufacturers, complementary hardware and software vendors, and service providers — to further penetrate these markets by embedding our products in the assets our systems monitor and integrating our solutions with other systems.

We sell our systems to both executive and division-level management. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization. Ford Motor Company, Walgreens, the U.S. Postal Service, Target and Wal-Mart Stores, Inc. are all examples of this progression.

•
Ford initially implemented our system at one plant in 1999, which led to a blanket purchase order to deploy our system across its North American operations. As of December 31, 2008, we had deployed our system at 38 Ford facilities.

•	Walgreens initially deployed our system at a single distribution center in 2003.As of December 31, 2008, we had deployed our system at 12 distribution centers.

•
The U.S. Postal Service used the implementation of our system at one of its facilities to form the basis of a solicitation for competitive bids for a powered vehicle management system. Based on our proposal for that program, the U.S. Postal Service awarded us a national contract in 2004 to deploy our system at up to 460 U.S. Postal Service facilities nationwide. As of December 31, 2008, we had deployed our system at 113 facilities.

•	Beginning in 2003, Target utilized our system on a limited number of vehicles at one of its facilities. As of December 31, 2008, we had deployed our system at 31 facilities.

•	Wal-Mart initially deployed our system at a single distribution center in 2005. After testing our system, Wal-Mart ordered our system to be deployed in 50 facilities as of December 31, 2008.

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

During the year ended December 31, 2008, the U.S. Postal Service and Wal-Mart Stores, Inc. accounted for 42% and 41% of our revenues, respectively. During the year ended December 31, 2007, the U.S. Postal Service, Wal-Mart Stores, Inc. and Ford Motor Company accounted for 37%, 32% and 10% of our revenues, respectively. No other customer accounted for greater than 10% of our net revenues during these periods.

We strive to establish long-term relationships with our customers in order to maximize opportunities for new application development and increased sales. Our relationship with the U.S. Postal Service illustrates this effort. We started working with the U.S. Postal Service in 1995, under a research and development contract. We have a contract with the U.S. Postal Service through December 31, 2010 to continue deploying our system in postal facilities nationwide.  As of December 31, 2008, we had implemented our system in 113 U.S. Postal Service facilities.

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

Research and Development

As of February 24, 2009, including our executive vice president of engineering, our research and development group was comprised of 14 full-time employees. These employees have expertise in areas such as software and hardware design, wireless communications and mechanical and electrical engineering.

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

Additionally, we have utilized resources to design an alternative system architecture that leverages customers’ existing Wi-Fi (802.11 b/g) wireless network infrastructures. Leveraging the “distributed intelligence” of our patented system design, our Wi-Fi solution overcomes many of the complexities and limitations of a mobile Wi-Fi implementation. In our Wi-Fi system deployments, Wireless Asset Managers are not required, but can still be used to improve the effectiveness of the system. With this new Wi-Fi architecture, we now can provide more flexibility to end-users who want the operational benefits of our system but require the use of their existing Wi-Fi wireless infrastructure.

Our current research and development efforts are focused on:

•	enhancing productivity by continuing to add to the functionality and reduce the costs of our system;

•	expanding our system to meet the needs of potential markets and to provide new solutions to our customers; and

•	improving our core products by utilizing continuing advances in technology.

We spent $2.9 million, $2.8 million and $2.6 million for research and development during years ended December 31, 2008, 2007 and 2006, respectively.

Intellectual Property

Patents

We attempt to protect our technology and products through the pursuit of patent protection in the United States and certain foreign jurisdictions. We have built a portfolio of patents and patent applications relating to aspects of our technology and products. We have five U.S. patents and twenty-three pending U.S. patent applications. With the timely payment of all maintenance fees, our U.S. patent that covers our Wireless Asset Net system (U.S. Patent Number 5,682,142) expires on October 28, 2014, our U.S. patent that covers our rental car fleet management system (U.S. Patent Number 6,898,493) expires on April 6, 2020, our U.S. patent that covers our Wireless Asset Net system (U.S. Patent Number 7,165,040) expires on April 28, 2023), our U.S. patent that covers our Wireless Asset Net system (U.S. Patent Number 7,171,381) expires on December 20, 2019, and our U.S. patent that covers our Wireless Asset Net system (U.S. Patent Number 7,356,494) expires on December 10, 2023.

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

U.S. Patent Number 7,356,494, entitled “Robust Wireless Communications System Architecture and Asset Management Applications Performed Thereon,” is directed toward an automated asset monitoring and control system.  The system uses asset monitors mounted on each asset to collect data regarding the asset and to transmit the collected data to a management computer.  The asset monitor also controls the operation of the asset based on the collected data and on control data received from the management computer.

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

We have foreign patents in China, Australia and Mexico covering our Wireless Asset Net system. We also have patent applications for our Wireless Asset Net system pending in Japan, Europe and Canada and patent applications for our mobile RFID portal pending in Canada, China, Mexico, Europe and Australia. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of their foreign counterparts.

Trademarks

We have, or have applied for, trademark protection for I.D. Systems, Inc.®, Intelli-Listening®,  Vehicle Asset Communicator®, ChaMP®, Wireless Asset Net®, AvRamp®, Opti-Kan®, WiFree® and PowerKey®.

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

Employees

As of February 24, 2009 we had 99 full-time employees, of which 33 are engaged in customer service, 14 in product development (which includes engineering), 10 in operations, 27 in sales and marketing, and 15 in finance and administration. None of our employees are represented by union or collective bargaining agreements. We believe that our relationships with our employees are good.

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

Although we generated net income of $851,000 for the year ended December 31, 2005, we incurred net losses of approximately $1.6 million, $7.3 million and $4.2 million for the years ended December 31, 2006, 2007 and 2008 respectively, and have incurred additional net losses since inception. At December 31, 2008, we had an accumulated deficit of approximately $23.7 million. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. During 2008, the market price of our common stock declined significantly. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable as we were in 2005 and the market price of our common stock could decline further.

We are highly dependent upon sales of our Wireless Asset Net system to a few customers. The loss of any of these customers, or any material reduction in the amount of our products they purchase, could materially and adversely affect our financial condition and results of operations.

During the year ended December 31, 2008, the U.S. Postal Service and Wal-Mart Stores, Inc. accounted for 42% and 41% of our revenues, respectively. During the year ended December 31, 2007, the U.S. Postal Service, Wal-Mart Stores, Inc. and Ford Motor Company accounted for 37%, 32% and 10% of our revenues, respectively. Some of these and other customers operate in markets that have suffered business downturns in the past few years or may so suffer in the future. The loss of or any material reduction in the amount of our products that these customers purchase, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

If the market for our technology does not develop or become sustainable, expands more slowly than we expect or becomes saturated, our revenues will continue to decline and our financial condition and results of operations could be materially and adversely affected.

Our success is highly dependent on the continued market acceptance of our Wireless Asset Net system. The market for our wireless products and services is new and rapidly evolving. If the market for our products and services does not become sustainable, or becomes saturated with competing products or services, our revenues will continue to decline and our financial condition and results of operations could be materially and adversely affected.

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

Historically, we have grown our business rapidly. Between the fiscal years ended December 31, 2001 and 2006, our revenues increased at a compounded annual growth rate of 93%, between fiscal years ended December 31, 2006 and 2007, our revenues decreased by 30.9% and between fiscal years ended December 31, 2007 and 2008, our revenues increased by 58.3%. During 2007 and 2008, we increased our operating expenses to expand our sales and marketing capabilities and broadened our customer support capabilities and fund greater levels of research and development. Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. To manage our growth, we will have to:

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

The long and variable sales cycles for our solutions may cause our revenues and operating results to vary significantly from quarter to quarter or year to year, which could adversely affect the market price of our common stock.

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

We are dependent on the continued employment and performance of our executive officers. We currently do not have employment agreements with any of our executive officers. Like other companies in our industry, we face intense competition for qualified personnel. Many of our competitors have greater resources than we have to hire qualified personnel. Accordingly, if we are not successful in attracting or retaining qualified personnel in the future, our ability to manage our business could be materially and adversely affected.

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

We have not generated significant revenues outside of North America. As part of our growth strategy, we are seeking ways to expand our operations outside of North America by establishing offices overseas and developing relationships with global distributors to market and sell our systems internationally. For example, as of February 24, 2009, we had three employees in Germany who market and sell our systems in Europe. There are a number of risks inherent in doing business in such markets, including:

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

Since our inception, we have not made any acquisitions other than one small acquisition during 2008, and we cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

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

Since our inception, we have not made any acquisitions other than one small acquisition during 2008, and we cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future. Any failure to do so could have a material adverse effect on our financial condition and results of operations.

The concentration of common stock ownership among our executive officers and directors could limit your ability to influence the outcome of corporate transactions or other matters submitted for stockholder approval.

As of February 24, 2009, our executive officers and directors beneficially owned, in the aggregate, 10.5% of our outstanding common stock, not including 1,373,300 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We have 10,893,000 shares of common stock outstanding as of February 24, 2009, of which 9,748,000 shares are freely transferable without restriction and 1,145,000 shares are held by our officers and directors which are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. In addition, as of December 31, 2008, options to purchase 2,601,000 shares of our common stock were issued and outstanding, of which 1,486,000 were vested. The remaining options will vest ratably over a five-year period measured from the date of grant. The weighted-average exercise price of the vested stock options is $9.37. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

A decline in the value of the auction rate securities included in our investments and an inability to realize proceeds from our auction rate securities right issued by UBS AG could materially adversely affect our liquidity and income.

At December 31, 2007 and 2008, we held approximately $25.1 million ($25.1 million par value) and $18.1 million ($20.4 million par value), respectively, in investments in auction rate securities which represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. We sold approximately $5.0 million of these investments in 2008. Since February 2008 we have experienced difficulty in effecting additional sales of such securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature. These failed auctions represent liquidity risk exposure and are not defaults or credit events. A decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income.

In October 2008, we received an offer (the “Offer”) from UBS for a put right permitting us to sell to UBS at par value all auction rate securities previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010). The Offer also included a commitment to loan us 75% of the UBS-determined value of the auction rate securities at any time until the put is exercised. In exchange for the Offer, we were required to provide UBS with a general release of claims (other than certain consequential damages claims) concerning our auction rate securities and grant UBS the right to purchase our auction rate securities at any time for full par value. The Offer was non-transferable and expired on November 14, 2008. During November 2008, we accepted the Offer.

Given the substantial dislocation in the financial markets and among financial services companies, we cannot assure you that UBS ultimately will have the ability to repurchase our auction rate securities at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS or that if UBS determines to purchase our auction rate securities at any time, we will be able to reinvest the cash proceeds of any such sale at the same interest rate or dividend yield currently being paid to us. Also, as a condition of accepting the auction rate securities rights, we were required to sign a release of claims against UBS, which will prevent us from making claims against UBS related to our investment in auction rate securities, other than claims for consequential damages.

Interest rate fluctuations may adversely affect our income and results of operations.

As of December 31, 2008, we had cash, cash equivalents and investments, which include auction rate securities and an auction rate securities right, of $56.0 million. In a declining interest rate environment, reinvestment typically occurs at less favorable market rates, negatively impacting future investment income. Accordingly, interest rate fluctuations may adversely affect our income and results of operations.

Our cash and cash equivalents could be adversely affected by the current downturn in the financial and credit markets.

We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to worsen.

Declines in general economic conditions could result in decreased demand for our products and services, which could adversely affect our business, financial condition and results of operations.

Our results of operations are affected by the levels of business activities of our customers, which can be affected by economic conditions in the U.S. and globally.  During periods of economic downturns, our customers may decrease their demand for wireless technology solutions, as well as the maintenance, support and consulting services we provide.   As we enter 2009, the United States economy is experiencing a significant slowdown in growth.  This slowdown may have an adverse effect on the wireless solutions industry in general and on demand for our products and services, but the magnitude of that impact is uncertain. Our future growth is dependent, in part, upon the demand for our products and services. Prolonged weakness in the economy may cause business enterprises to delay or cancel wireless solutions projects, reduce their overall wireless solutions budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection issues, and may also result in price pressures, causing us to realize lower revenues and operating margins. Additionally, if our customers cancel or delay their wireless solutions initiatives, our business, financial condition and results of operations could be materially and adversely affected.

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

In February 2007, we entered into a lease in Edgewater, NJ. The lease expires in February 2010 and the rent is currently $1,995 per month.

In March 2007, we entered into a lease for office space located in Suwanee, Georgia for sales, marketing and customer service. The current six month renewal option lease extension expired in September 2008 and was subsequently renewed until March 2009. The rent is currently $1,120 per month.

In September 2007, we entered into a lease for warehouse space located in Clifton, New Jersey. The lease expired in September 2008 and automatically renews on an annual basis. The rent is currently $800 per month.

We believe that our existing facilities are adequate for our existing needs.

Item 3.   Legal Proceedings

As of February 24, 2009, we were not involved in any material litigation.

Item 4.   Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders (the “Annual Meeting”) for our fiscal year ended December 31, 2007 was held on December 15, 2008, at which time our stockholders elected the following individuals to serve as our directors until the next annual meeting of stockholders and until their successors are duly elected and qualified: Jeffrey Jagid, Kenneth S. Ehrman, Lawrence Burstein, Harold D. Copperman and Michael Monaco. There were 10,892,993 shares of our common stock outstanding and entitled to vote at the record date for the Annual Meeting. There were present at the Annual Meeting, in person or by proxy, stockholders holding 9,822,145 shares of our common stock, which represented approximately 90% of the total capital stock outstanding and entitled to vote.

The matters voted upon at the Annual Meeting and the results of the voting at the Annual Meeting are set forth below:

(i)    With respect to the election of our directors by the holders of our common stock, the persons named below received the following number of votes:

Name	Votes For	Votes Withheld
Jeffrey Jagid	9,411,178	410,967
Kenneth S. Ehrman	9,240,796	581,349
Harold D. Copperman	9,394,074	428,071
Lawrence Burstein	9,203,406	618,739
Michael Monaco	9,394,274	427,871

(ii)    With respect to the proposal to adopt and approve our Non-Employee Director Equity Compensation Plan, the votes cast by the holders of our common stock were as follows: 1,613,582 shares were voted in favor; 4,366,554 shares were voted against; and 19,264 shares abstained from voting on the proposal. There were no broker non-votes with respect to such proposal.

(iii)    With respect to the proposal to ratify the appointment of Eisner LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2008, the votes cast by the holders of our common stock were as follows: 9,706,911 shares were voted in favor; 89,810 shares were voted against; and 25,424 shares abstained from voting on the proposal. There were no broker non-votes with respect to such proposal.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information . Our common stock is quoted on the Nasdaq National Market under the symbol “IDSY.” The following table sets forth, for the periods indicated, the high and low sales price for our common stock as reported on such quotation system.

Quarter Ending	High	Low
2007
March 31, 2007	$18.90	$11.82
June 30, 2007	14.85	11.13
September 30, 2007	13.09	8.96
December 31, 2007	14.75	11.89

2008
March 31, 2008	$12.94	$5.94
June 30, 2008	9.60	6.22
September 30, 2008	9.31	5.50
December 31, 2008	8.75	2.78

Set forth below is a line-graph presentation comparing the cumulative shareholder return on our common stock on an indexed basis against the cumulative total returns of the Nasdaq Market Value Index and the Hemscott Industry Communication Equipment Group Index (consisting of 74 publicly traded communication equipment companies) (“Hemscott Group Index”) for the period from January 1, 2003 through December 31, 2008.

	Fiscal Year Ending
COMPANY/INDEX/MARKET	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008
I.D. Systems Inc	100.00	266.95	341.20	269.24	178.25	57.94
Communication Equipment	100.00	121.50	136.99	146.49	158.22	86.05
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25

(b) Holders . As of February 24, 2009, there were 26 registered holders of our common stock.

(c) Dividends . We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the near future. We currently intend to retain future earnings, if any, to finance our operations and expand our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors our board of directors deems relevant. In addition, our agreements with our lenders may, from time to time, restrict our ability to pay dividends.

(d) Sales of Unregistered Securities .

None.

(e) Purchases of Equity Securities by the Issuer .

The following table provides a month-to-month summary of our share repurchase activity during the three months ended December 31, 2008:

Issuer Purchases of Equity Securities (1)

Period	Total number of shares (or unit) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
10/1/08 through 10/31/08	45,546	6.45	45,546	$30,305
11/1/08 through 11/30/08	-	-	-	$30,305
12/1/08 through 12/31/08	-	-	-	$30,305
Total	45,546	6.45	45,546	$30,305

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

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the five years ended December 31, 2008 derived from our audited financial statements. You should read the information in the table below together with the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”, which discusses the 2006, 2007 and 2008 fiscal year, and our financial statements and related notes and the other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2005	2006	2007	2008
Statement of Operations Data:
Revenues	$13,741,000	$19,004,000	$24,740,000	$17,083,000	$27,046,000
Cost of revenues	6,509,000	9,708,000	13,701,000	8,929,000	13,466,000

Gross profit	7,232,000	9,296,000	11,039,000	8,154,000	13,580,000
Operating expenses:
Selling, general and administrative expenses	5,879,000	7,140,000	12,943,000	15,963,000	16,760,000
Research and development expenses	1,234,000	1,625,000	2,639,000	2,849,000	2,883,000

Income (loss) from operations	(119,000)	531,000	(4,543,000)	(10,658,000)	(6,063,000)
Interest income	195,000	222,000	2,801,000	3,238,000	2,226,000
Interest expense	(63,000)	(53,000)	(29,000)	(10,000)	-
Other income (loss)	147,000	151,000	155,000	89,000	(338,000)

Net income (loss)	$398,000	$851,000	$(1,616,000)	$(7,341,000)	$(4,175,000)

Net income (loss) per share - basic	$0.05	$0.11	$(0.15)	$(0.66)	$(0.38)

Net income (loss) per share - diluted	$0.05	$0.09	$(0.15)	$(0.66)	$(0.38)

Weighted average common shares outstanding - basic	7,455,000	7,771,000	10,501,000	11,205,000	10,887,000

Weighted average common shares outstanding - diluted	8,783,000	9,332,000	10,501,000	11,205,000	10,887,000

Balance Sheet Data (at end of period):

Cash and cash equivalents	8,440,000	2,138,000	9,644,000	5,103,000	12,558,000

Investments	3,195,000	5,463,000	60,716,000	59,900,000	43,461,000

Total assets	17,159,000	19,840,000	84,905,000	74,796,000	69,948,000

Long-term debt	648,000	449,000	240,000	19,000	-

Total stockholders’ equity	13,572,000	15,166,000	81,284,000	71,670,000	67,085,000

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

We sell our system to both executive and division-level management. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization. Ford Motor Company, Walgreens, the U.S. Postal Service, Target and Wal-Mart Stores, Inc. are all examples of this progression.

•
Ford initially implemented our system at one plant in 1999, which led to a blanket purchase order to deploy our system across its North American operations. As of December 31, 2008, we had deployed our system at 38 Ford facilities.

•	Walgreens initially deployed our system at a single distribution center in 2003.As of December 31, 2008, we had deployed our system at 12 distribution centers.

•
The U.S. Postal Service used the implementation of our system at one of its facilities to form the basis of a solicitation for competitive bids for a powered vehicle management system. Based on our proposal for that program, the U.S. Postal Service awarded us a national contract in 2004 to deploy our system at up to 460 U.S. Postal Service facilities nationwide. As of December 31, 2008, we had deployed our system at 113 facilities.

•	Beginning in 2003, Target utilized our system on a limited number of vehicles at one of its facilities As of December 31, 2008, we had deployed our system at 31 facilities.

•	Wal-Mart initially deployed our system at a single distribution center in 2005. After testing our system, Wal-Mart ordered our system to be deployed in 50 facilities as of December 31, 2008.

We work closely with customers like these to help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments.

We have incurred net losses of approximately $7.3 million and $4.2 million for the years ended December 31, 2007 and 2008, respectively, and have incurred additional net losses since inception. At December 31, 2008, we had an accumulated deficit of approximately $23.7 million.

During the year ended December 31, 2008, we generated revenues of $27 million, and the U.S. Postal Service and Wal-Mart Stores, Inc. accounted for 42% and 41% of our revenues, respectively. During the year ended December 31, 2007, we generated revenues of $17.1 million, and the U.S. Postal Service, Wal-Mart Stores, Inc. and Ford Motor Company accounted for 37%, 32% and 10% of our revenues, respectively.

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

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based employee compensation under Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaced SFAS 123 and superseded APB Opinion No. 25. Under the provisions of SFAS 123R, companies are generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date. Commencing January 1, 2006, we adopted SFAS 123R, and have applied the modified prospective method such that periods prior to adoption have not been restated. Pursuant to SFAS No. 123(R), stock based compensation expense amounted to $2,975,000, $3,288,000 and $2,989,000 for the fiscal years ended December 31, 2006, 2007 and 2008, respectively.

Results of Operations

The following table sets forth certain items related to our statement of operations as a percentage of revenues for the periods indicated and should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended December 31,
	2006	2007	2008
Revenues:
Products	65.5%	64.6%	74.2%
Services	34.5	35.4	25.8
	100.0	100.0	100.0
Cost of Revenues:
Products	33.3	34.3	37.0
Services	22.1	18.0	12.8

Total Gross Profit	44.6	47.7	50.2

Selling, general and administrative expenses	52.3	93.4	62.0
Research and development expenses	10.7	16.7	10.7

Loss from operations	(18.4)	(62.4)	(22.4)
Interest income	11.3	19.0	8.2
Interest expense	(0.1)	(0.1)
Other income (loss)	0.6	0.5	(1.2)

Net loss	(6.5)%	(43.0)%	(15.4)%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

REVENUES. Revenues increased by $9.9 million, or 58.3%, to $27.0 million in 2008 from $17.1 million in 2007.

Revenues from product increased by $9.0 million, or 81.9%, to $20.0 million in 2008 from $11.0 million in 2007. The increase in product revenue was primarily attributable to an increase in product revenue from the U.S. Postal Service and Wal-Mart Stores, Inc.

Revenues from service increased $928,000, or 15.3%, to $6.9 million in 2008 from $6.0 million in 2007. The increase in revenues was primarily attributable to an increase in service revenue from the U.S. Postal Service.

COST OF REVENUES. Cost of revenues increased by $4.5 million, or 50.8%, to $13.4 million in 2008 from $8.9 million in 2007. Gross profit was $13.6 million in 2008 compared to $8.2 million in 2007. As a percentage of revenues, gross profit increased to 50.2% in 2008 from 47.7% in 2007.

Cost of product increased by $4.1 million, or 70.6%, to $10.0 million in 2008 from $5.9 million in the same period in 2007. Gross profit from product revenue was $10.0 million in 2008 compared to $5.2 million in 2007. As a percentage of product revenues, gross profit increased to 50.2% in 2008 from 46.9% in 2007. The increase in gross profit is primarily attributable to a lesser amount reserved for inventory obsolescence in 2008 as compared to 2007. The amount of inventory identified as obsolete and therefore charged to cost of product was $517,000 in 2007 and $126,000 in 2008.

Cost of service increased by $400,000, or 13.0%, to $3.5 million in 2008 from $3.1 million in the same period in 2007. Gross profit from service revenue was $3.5 million in 2008 compared to $3.0 million in 2007. As a percentage of service revenues, gross profit slightly increased to 50.2% in 2008 from 49.2% in 2007. The increase was marginal and was attributed to increased service revenue, in general.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $797,000, or 5.0%, to $16.8 million in 2008 compared to $16.0 million in 2007. This increase was attributable primarily to (i) the increase in payroll and related costs of approximately $661,000 primarily resulting from the hiring of additional staff within our sales and customer service departments and (ii) an increase in insurance expense of approximately $183,000 in 2008. As a percentage of revenues, selling, general and administrative expenses decreased to 62.0% in 2008 from 93.4% in 2007 due to an increase in revenue, partially offset by the aforementioned increase to payroll and payroll related expenses.

Research and Development Expenses. Research and development expenses were nearly flat with a minor increase of $34,000, or 1.2%, to $2.9 million in 2008 from $2.8 million in 2007. As a percentage of revenues, research and development expenses decreased to 10.7% in 2008 from 16.7% in 2007 due to an increase in revenue.

Interest Income. Interest income decreased $1.0 million, or 31.2%, to $2.2 million in 2008 from $3.2 million in 2007. This decrease was attributable to the decrease in interest rates as well as a decrease in the amount of cash, cash equivalents and investments in 2008.

Interest Expense. Interest expense decreased $10,000 to $0 in 2008 from $10,000 in 2007. The decrease was attributable to the payoff of our outstanding debt in February 2008.

Other Income (loss). Other loss of $338,000 in 2008 reflects a charge to operations related to our auction rate securities and auction rate securities right as disclosed in Note C of the financial statements. Other income of $89,000 in 2007 reflects rental income earned from a sublease arrangement. In July 2007, we released the sub-lessee from the sublease and reassumed the space.

Net Loss. Net loss was $4.2 million, or $(0.38) per basic and diluted share for the year ended December 31, 2008, as compared to net loss of $7.3 million or $(0.66) per basic and diluted share for the year ended December 31, 2007. The decrease in net loss was due primarily to the reasons described above with emphasis on the increase in revenue and an improvement in the gross profit percentage.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

REVENUES. Revenues decreased by $7.7 million, or 30.9%, to $17.1 in 2007 from $24.7 million in 2006.

Revenues from product decreased by $5.2 million, or 31.9%, to $11.0 million in 2007 from $16.2 million in 2006. The decrease in product revenue was primarily attributable to a decrease in product revenue from the U.S. Postal Service of approximately $6.2 million, offset by an increase of product revenue from Wal-Mart Stores, Inc of approximately $2.0 million, and a decrease in product revenue from other customers.

Revenues from service decreased $2.5 million, or 29.2%, to $6.0 million in 2007 from $8.5 million in 2006. The decrease in revenues was primarily attributable to a decrease in service revenue from the U.S. Postal Service of approximately $2.7 million, partially offset by an increase in service revenue from other customers.

COST OF REVENUES . Cost of revenues decreased by $4.8 million, or 34.8%, to $8.9 million in 2007 from $13.7 million in 2006. Gross profit was $8.2 million in 2007 compared to $11.0 million in 2006. As a percentage of revenues, gross profit increased to 47.7% in 2007 from 44.6% in 2006.

Cost of product decreased by $2.4 million, or 28.8%, to $5.9 million in 2007 from $8.2 million in the same period in 2006. Gross profit from product revenue was $5.2 million in 2007 compared to $8.0 million in 2006. As a percentage of product revenues, gross profit decreased to 46.9% in 2007 from 49.2% in 2006. The decrease in gross profit is primarily attributable to a greater amount reserved for inventory obsolescence in 2007 as compared to 2006. The amount of inventory identified as obsolete and therefore charged to cost of product was $517,000 in 2007 and $100,000 in 2006.

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

Selling, General and Administrative Expenses . Selling, general and administrative expenses increased $3.0 million, or 23.3%, to $16.0 million in 2007 compared to $12.9 million in 2006. This increase was attributable primarily to (i) the increase in payroll of approximately $2.2 million primarily resulting from the hiring of additional staff within our sales and customer service departments and (ii) an increase to the stock based employee compensation expense of $439,000 in 2007. As a percentage of revenues, selling, general and administrative expenses increased to 93.4% in 2007 from 52.3% in 2006 due to the aforementioned increase to payroll and payroll related expenses as well as to a decrease in revenue.

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

Other Income. Other income decreased $66,000, or 42.6%, to $89,000 in 2007 from $155,000 in 2006 and reflects rental income earned from a sublease arrangement. In July 2007, we released the sublessee from the sublease and reassumed the space.

Net Income (Loss). Net loss was $7.3 million or $(0.66) per basic and diluted share in the year ended December 31, 2007 as compared to net loss of $1.6 million or $(0.15) per basic and diluted share for the year ended December 31, 2006. The increase in net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded from cash flow generated from our business and net proceeds from the issuance of our securities, including the issuance of our common stock upon the exercise of options and warrants. As of December 31, 2008, we had cash, cash equivalents and investments, which include auction rate securities and an auction rate securities right, of $56.0 million and working capital of $30.9 million compared to $65.0 million and $31.9 million, respectively, as of December 31, 2007.

At December 31, 2007 and 2008, we held approximately $25.1 million ($25.1 million par value) and $18.1 million ($20.4 million par value), respectively, in investments in auction rate securities which represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. We sold approximately $5.0 million of these investments in 2008. Since February 2008 we have experienced difficulty in effecting additional sales of such securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature. These failed auctions represent liquidity risk exposure and are not defaults or credit events. A decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income.

In October 2008, we received an offer (the “Offer”) from UBS for a put right permitting us to sell to UBS at par value all auction rate securities previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010). The Offer also included a commitment to loan us 75% of the UBS-determined value of the auction rate securities at any time until the put is exercised. In exchange for the Offer, we were required to provide UBS with a general release of claims (other than certain consequential damages claims) concerning our auction rate securities and grant UBS the right to purchase our auction rate securities at any time for full par value. The Offer was non-transferable and expired on November 14, 2008. During November 2008, we accepted the Offer. Our right under the Offer is in substance a put right (with the strike price equal to the par value of the auction rate securities) which we recorded as an asset, measured at its fair value (pursuant to election under SFAS No. 159), with the resultant gain recognized in earnings. Pursuant to SFAS No. 159, we recorded the put right at a fair value of $2.0 million and recognized the gain in operations. As we have classified the auction rate securities as trading securities, the $2.3 million decline in fair value of the auction rate securities was charged to operations in 2008. The net charge to operations in 2008 was $338,000 which was included in other expense. The fair value of the put right was based on an approach in which the present value of all expected future cash flows were subtracted from the current fair market value of the security and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.

Given the substantial dislocation in the financial markets and among financial services companies, we cannot assure you that UBS ultimately will have the ability to repurchase our auction rate securities at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS or that if UBS determines to purchase our auction rate securities at any time, we will be able to reinvest the cash proceeds of any such sale at the same interest rate or dividend yield currently being paid to us. Also, as a condition of accepting the auction rate securities rights, we were required to sign a release of claims against UBS, which will prevent us from making claims against UBS related to our investment in auction rate securities, other than claims for consequential damages.

Business Acquisition

On April 18, 2008, we acquired the assets of PowerKey, the industrial vehicle monitoring products division of International Electronics, Inc., a manufacturer of access control and security equipment, for approximately $573,000, which includes approximately $73,000 of direct acquisition costs. The tangible assets acquired include inventory (totaling approximately $191,000), and fixed assets (totaling approximately $4,000).

Allocation of the purchase price of the intangible assets consists of the following: goodwill (totaling approximately $200,000), trademarks and trade names (totaling approximately $74,000), and a customer list (totaling approximately $104,000) resulting from the acquisition of PowerKey are carried at cost.

Operating Activities

Net cash used in operating activities was $4.9 million for the year ended December 31, 2008 compared to net cash provided by operating activities of $604,000 for the year ended December 31, 2007. The change was due primarily to an increase in accounts receivable resulting from the increase in revenue, partially offset by a decrease in net loss.

Net cash provided by operating activities was $604,000 for the year ended December 31, 2007 compared to net cash used in operating activities of $1.1 million for the year ended December 31, 2006. The change was due primarily to (i) a decrease in accounts receivable resulting from improved collections and (ii) a decrease in finished goods inventory, partially offset by an increase in net loss.

Investing Activities

Net cash provided by investing activities was $15.4 million for the year ended December 31, 2008 compared to net cash provided by investing activities of $284,000 for the year ended December 31, 2007. The increase was due to an increase in the maturities of investments, partially offset by fewer purchases of investments in 2008 and the business acquisition of Powerkey.

Net cash provided by investing activities was $284,000 for the year ended December 31, 2007 compared to net cash used in investing activities of $56.0 million for the year ended December 31, 2006. The change was due primarily to an increase in the maturities of investments and fewer purchases of investments in 2007.

Financing Activities

Net cash used in financing activities was $3.0 million for the year ended December 31, 2008 compared to net cash used in financing activities of $5.4 million for the year ended December 31, 2007. The decrease in cash used was due primarily to less cash used to purchase shares of our issued and outstanding common stock during 2008 pursuant to our share repurchase program authorized by our Board of Directors in May 2007 and an increase in proceeds from the exercise of stock options.

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

Term Loan

In January 2003, we closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan’s floating interest expense, we entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term. At December 31, 2007 the outstanding balance on the loan was $19,000. In February 2008 we paid off the remaining principal balance on the loan which is $0 at December 31, 2008. The term-loan expired in 2008.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2008:

	Payment due by Period
	Total	Less than one year	1 to 3 years	3 to 5 years	After 5 years
Operating Leases	563,000	455,000	108,000	—	—

Total Contractual Cash Obligations	$563,000	$455,000	$108,000	$—	$—

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (“SFAS No. 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. We have elected to account for our auction rate security put right under the provisions of SFAS No. 159. Therefore, material financial assets and liabilities such as our accounts receivables and payables are still reported at their carrying value which approximates fair value.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS No. 157”), to define fair value, establish framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements, which is effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which provides a one year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS No. 157 as it relates to non-financial assets to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We adopted the provisions of SFAS No. 157 effective January 1, 2008.

In December 2007, the FASB issued SFAS No. 141R,“Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The impact, if any, that the implementation of SFAS No. 141R will have on our results of operations or financial condition will, in the future, be dependent on future acquisition activity, occurring after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidated date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. As we do not presently have any noncontrolling interest in a subsidiary, the adoption of SFAS No. 160 is not expected to have a significant effect on us.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other US GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet determined the impact, if any, FSP FAS No. 142-will have on the our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with United States Generally Accepted Accounting Principles. SFAS 162 became effective in September 2008 following the approval by the SEC. We currently adhere to the hierarchy of U.S. GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on our consolidated financial statements.

In September 2008, the EITF issued EITF No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses the effect of SFAS No. 141(R) and SFAS No. 160 on the equity method of accounting. EITF 08-0 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Currently, we have no equity investees and therefore, this standard will have no current impact on our financial position, results of operations or cash flows. The impact, if any, that the implementation of EITF No. 08-06 will have on our results of operations or financial condition will, in the future, be dependent on future acquisition or investment activity, occurring after the effective date, if any.

In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The guidance provided by FSP 157-3 is consistent with our approach to valuing our auction rate securities for which there is no active market.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the form of changes in corporate income tax rates, which risks are currently immaterial to us.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of December 31, 2008, we had cash, cash equivalents and investments, which includes auction rate securities and an auction rate securities right, of $56.0 million.

As of December 31, 2008 the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to worsen.

At December 31, 2007 and 2008, we held approximately $25.1 million ($25.1 million par value) and $18.1 million ($20.4 million par value), respectively, in investments in auction rate securities which represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities. We sold approximately $5.0 million of these investments in 2008. Since February 2008 we have experienced difficulty in effecting additional sales of such securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature. These failed auctions represent liquidity risk exposure and are not defaults or credit events. A decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income.

In October 2008, we received an offer (the “Offer”) from UBS for a put right permitting us to sell to UBS at par value all auction rate securities previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010). The Offer also included a commitment to loan us 75% of the UBS-determined value of the auction rate securities at any time until the put is exercised. In exchange for the Offer, we were required to provide UBS with a general release of claims (other than certain consequential damages claims) concerning our auction rate securities and grant UBS the right to purchase our auction rate securities at any time for full par value. The Offer was non-transferable and expired on November 14, 2008. During November 2008, we accepted the Offer. Our right under the Offer is in substance a put right (with the strike price equal to the par value of the auction rate securities) which we recorded as an asset, measured at its fair value (pursuant to SFAS No. 159), with the resultant gain recognized in earnings. We recorded the put right at a fair value of $2.0 million and recognized the gain in operations, which, together with the $2.3 million decline in fair value of the auction rate securities, resulted in a net charge to operations in 2008 of $338,000 included in other expense. The fair value of the put right was based on an approach in which the present value of all expected future cash flows were subtracted from the current fair market value of the security and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.

Given the substantial dislocation in the financial markets and among financial services companies, we cannot assure you that UBS ultimately will have the ability to repurchase our auction rate securities at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS or that if UBS determines to purchase our auction rate securities at any time, we will be able to reinvest the cash proceeds of any such sale at the same interest rate or dividend yield currently being paid to us. Also, as a condition of accepting the auction rate securities rights, we were required to sign a release of claims against UBS, which will prevent us from making claims against UBS related to our investment in auction rate securities, other than claims for consequential damages.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	36
Balance Sheets at December 31, 2007 and 2008	38
Statements of Operations for the Years
Ended December 31, 2006, 2007 and 2008	39
Statements of Changes in Stockholders' Equity for the Years
Ended December 31, 2006, 2007 and 2008	40
Statements of Cash Flows for the Years
Ended December 31, 2006, 2007 and 2008	41
Notes to the Financial Statements	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
I.D. Systems, Inc.

We have audited the accompanying balance sheets of I.D. Systems, Inc. as of December 31, 2007 and 2008 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. Our audits also included the financial statement schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2008 listed in Item 15.(a)(2) in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I.D. Systems, Inc. as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements, taken as a whole, presents fairly, in all material respects, the information stated therein.

As described in Note B to the financial statements, effective January 1, 2008, the Company elected to adopt Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Liabilities.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), I.D. Systems, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Eisner LLP

New York, New York
March 12, 2009

I.D. SYSTEMS, INC.
Balance Sheets

	As of December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,103,000	$12,558,000
Restricted cash	—	230,000
Investments – short term	21,385,000	8,550,000
Accounts receivable, net of allowance for doubtful accounts of $239,000 in 2007 and 2008	2,875,000	8,245,000
Unbilled receivables	580,000	168,000
Inventory, net	4,420,000	3,273,000
Interest receivable	142,000	217,000
Prepaid expenses and other current assets	291,000	261,000

Total current assets	34,796,000	33,502,000

Investments –long term	38,515,000	34,911,000
Fixed assets, net	1,398,000	1,050,000
Goodwill	—	200,000
Other intangible assets	—	178,000
Other assets	87,000	107,000

	$74,796,000	$69,948,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,594,000	$2,175,000
Current portion of long term debt	19,000	—
Deferred revenue	291,000	424,000

Total current liabilities	2,904,000	2,599,000

Deferred revenue	167,000	231,000
Deferred rent	55,000	33,000

	3,126,000	2,863,000
Commitments and Contingencies (Note J)

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $.01 par value; 11,561,000 and 12,082,000 shares issued at December 31, 2007 and 2008, respectively, shares outstanding, 11,015,000 and 10,893,000 at December 31, 2007 and 2008, respectively	115,000	120,000
Additional paid-in capital	97,076,000	101,437,000
Accumulated deficit	(19,492,000)	(23,667,000)
Accumulated other comprehensive income	11,000	46,000
	77,710,000	77,936,000
Treasury stock; 546,000 shares and 1,189,000 shares at cost at December 31, 2007 and 2008, respectively	(6,040,000)	(10,851,000)
Total stockholders’ equity	71,670,000	67,085,000
Total liabilities and stockholders’ equity	$74,796,000	$69,948,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.
Statements of Operations

	Year Ended December 31,
	2006	2007	2008

Revenues:
Products	$16,205,000	$11,037,000	$20,072,000
Services	8,535,000	6,046,000	6,974,000
	24,740,000	17,083,000	27,046,000
Cost of Revenues:
Cost of products	8,229,000	5,859,000	9,996,000
Cost of services	5,472,000	3,070,000	3,470,000
	13,701,000	8,929,000	13,466,000

Gross Profit	11,039,000	8,154,000	13,580,000

Operating expenses:
Selling, general and administrative expenses	12,943,000	15,963,000	16,760,000
Research and development expenses	2,639,000	2,849,000	2,883,000

	15,582,000	18,812,000	19,643,000

Loss from operations	(4,543,000)	(10,658,000)	(6,063,000)
Interest income	2,801,000	3,238,000	2,226,000
Interest expense	(29,000)	(10,000)	—
Other income (loss)	155,000	89,000	(338,000)

Net loss	$(1,616,000)	$(7,341,000)	$(4,175,000)

Net loss per share – basic and diluted	$(0.15)	$(0.66)	$(0.38)

Weighted average common shares outstanding – basic and diluted	10,501,000	11,205,000	10,887,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.
Statements of Changes in Stockholders' Equity
					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2006	7,851,000	$79,000	$25,735,000	$(10,535,000)	—	$(113,000)	$15,166,000
Net loss				(1,616,000)			(1,616,000)
Comprehensive income - unrealized gain on investments					12,000		12,000
Total comprehensive loss							(1,604,000)
Shares issued pursuant to exercise of stock options	200,000	2,000	784,000				786,000
Shares issued pursuant to a public offering	2,750,000	28,000	55,500,000				55,528,000
Shares issued pursuant to exercise of overallotment options related to public offering	413,000	4,000	8,429,000				8,433,000
Issuance of restricted stock	91,000		478,000				478,000
Issuance of performance shares	32,000		602,000				602,000
Stock based compensation - options			1,895,000				1,895,000

Balance at December 31, 2006	11,337,000	$113,000	$93,423,000	$(12,151,000)	$12,000	$(113,000)	$81,284,000

Net loss				(7,341,000)			(7,341,000)
Comprehensive loss - unrealized loss on investments					(1,000)		(1,000)
Total comprehensive loss							(7,342,000)
Shares issued pursuant to exercise of stock options	205,000	2,000	365,000				367,000
Shares repurchased						(5,583,000)	(5,583,000)
Shares withheld pursuant to stock issuances						(344,000)	(344,000)
Issuance of restricted stock	19,000
Stock based compensation – restricted stock			941,000				941,000
Stock based compensation - options			2,347,000				2,347,000

Balance at December 31, 2007	11,561,000	$115,000	$97,076,000	$(19,492,000)	$11,000	$(6,040,000)	$71,670,000

Net loss				(4,175,000)			(4,175,000)
Comprehensive loss – unrealized gain on investments					35,000		35,000
Total comprehensive loss							(4,140,000)
Shares issued pursuant to exercise of stock options	505,000	5,000	1,372,000				1,377,000
Shares repurchased						(4,387,000)	(4,387,000)
Shares withheld pursuant to stock issuances						(424,000)	(424,000)
Issuance of restricted stock	16,000
Stock based compensation – restricted stock			513,000				513,000
Stock based compensation – performance shares			292,000				292,000
Stock based compensation - options			2,184,000				2,184,000

Balance at December 31, 2008	12,082,000	$120,000	$101,437,000	$(23,667,000)	$46,000	$(10,851,000)	$67,085,000
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.
Statements of Cash Flows
	Year Ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net loss	$(1,616,000)	$(7,341,000)	$(4,175,000)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Inventory reserve	100,000	517,000	126,000
Accrued interest income	(153,000)	20,000	(75,000)
Stock based compensation	2,975,000	3,288,000	2,989,000
Depreciation and amortization	468,000	544,000	540,000
Deferred rent expense	(22,000)	(22,000)	(22,000)
Deferred revenue	109,000	104,000	197,000
Provision for uncollectible accounts	211,000	—	—
Change in fair value of investments	__	__	338,000
Deferred contract costs	20,000	33,000
Changes in:
Restricted cash	—	—	(230,000)
Accounts receivable	756,000	2,226,000	(5,370,000)
Unbilled receivables	251,000	462,000	412,000
Inventory	(3,578,000)	1,493,000	1,212,000
Prepaid expenses and other assets	(130,000)	(20,000)	10,000
Investment in sales type leases	467,000	—	—
Accounts payable and accrued expenses	(931,000)	(700,000)	(843,000)
Net cash (used in) provided by operating activities	(1,073,000)	604,000	(4,891,000)

Cash flows from investing activities:
Purchase of fixed assets	(703,000)	(548,000)	(188,000)
Business acquisition	—	—	(573,000)
Purchase of investments	(68,481,000)	(15,691,000)	(28,513,000)
Maturities of investments	13,214,000	16,523,000	44,649,000
Net cash (used in) provided by investing activities	(55,970,000)	284,000	15,375,000

Cash flows from financing activities:
Repayment of term loan	(209,000)	(221,000)	(19,000)
Proceeds from exercise of stock options	786,000	367,000	1,377,000
Net proceeds from public offering	63,961,000	—	—
Collection of officer loan	11,000	8,000	—
Purchase of treasury shares	—	(5,583,000)	(4,387,000)
Net cash provided by (used in) financing activities	64,549,000	(5,429,000)	(3,029,000)

Net increase (decrease) in cash and cash equivalents	7,506,000	(4,541,000)	7,455,000
Cash and cash equivalents - beginning of period	2,138,000	9,644,000	5,103,000
Cash and cash equivalents - end of period	$9,644,000	$5,103,000	$12,558,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$29,000	$10,000	$—
Non- Cash Financing Activity:
Shares withheld pursuant to stock issuance	$-	$344,000	$424,000
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2008

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]          Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The significant areas of estimation include fair value of auction rates and any other non readily marketable securities, collectability of accounts receivable, sales returns, recoverability of inventory, realization of deferred tax assets, useful lives, and the impairment of tangible and intangible assets.

[2]          Cash and cash equivalents:

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted.  The Company’s cash and cash equivalent balances exceed FDIC limits.

[3]          Investments:

The Company’s investments include debt securities, government and state agency bonds, corporate bonds and auction rate certificates, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company has classified as short term those securities that mature within one year, and all other securities are classified as long term.

The Company’s investments include auction rate securities (“ARS”) and an auction rate securities right (“ARSR”).

The Company has classified its ARS investments as trading securities as set forth in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities” and has elected to account for its ARSR investment using the provisions of SFAS No. 159, “ The Fair Value Option for Financial Assets and Liabilities.”  Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on our consolidated statements of operations.

SFAS No 159, which the Company adopted on January 1, 2008, provides a fair value option election that allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain assets and liabilities. Changes in fair value are recognized in earnings as they occur for those assets or liabilities for which the election is made. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

The Company's investments are reported at fair value in accordance with SFAS No, 159 “Fair Value Market” which was adopted on January 1, 2008 as described in Note C.

[4]          Inventory:

Inventory, which consists of components for the Company's products and finished goods to be shipped to customers under existing orders, is stated at the lower of cost or market using the first-in first-out method.

[5]          Revenue recognition:

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

[6]          Unbilled receivables and deferred revenue:

Under certain customer contracts the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include upon receipt of purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. The difference between revenue recognized for financial reporting purposes, and amounts invoiced is recorded as unbilled receivables or deferred revenue. As of December 31, 2007 and 2008, unbilled receivables were $580,000 and $168,000, respectively and deferred revenue was $458,000 and $655,000, respectively.  Deferred revenue also includes prepayment of extended maintenance and supports contracts.

[7]          Fixed assets and depreciation:

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases, or their estimated useful lives, whichever is shorter.

[8]          Long-lived assets:

The Company evaluates impairment losses on its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” . In the evaluation, the Company compares the carrying values of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than the carrying amount an impairment loss is recognized equal to the difference between the assets fair value and their carrying value. For the years ended December 31, 2006, 2007 and 2008, the Company has not incurred an impairment charge.

[9]          Goodwill and Other Intangible Assets:

The Company accounts for Goodwill and Other Intangible Assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. The Company tests goodwill and other intangible assets to determine if impairment exists and if the use of indefinite lives is currently applicable.  At December 31, 2008 the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name, its acquired intangible assets. The Company also determined that the use of indefinite lives for the customer list and trademark and trade name remains applicable at December 31, 2008 and the Company expects to derive future benefits from these intangible assets.

[10]        Research and development:

Research and development costs are charged to expense as incurred.

[11]        Patent costs:

Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

 [12]       Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. The Company did not make any contributions to the plan during the years ended December 31, 2006, 2007 and 2008.

[13]        Rent expense:

Expense related to the Company's facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amounts required to be paid in accordance with the lease term is recorded as deferred rent and is amortized over the lease term.

[14]        Stock-based compensation:

The Company accounts for stock based employee compensation under Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”) , which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date.  In accordance with SFAS 123R the Company recorded stock based compensation expense of $2,975,000, $3,288,000, $2,989,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

SFAS 123R requires companies to estimate the fair value of share based payment awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s statement of operations. SFAS 123 requires forfeitures to be estimated at the time of grant in order to estimate the amount of share based awards that will ultimately vest. The estimate is based on the Company’s historical rates of forfeitures. Share based compensation expense recognized by the Company in 2006, 2007 and 2008 includes (i) compensation expense for share based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. This is based on awards ultimately expected to vest and hence it has been reduced for estimated forfeitures. SFAS 123R also requires estimated forfeitures to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	December 31,
	2006	2007	2008

Expected volatility	60%	53%	67%
Expected life of options	5 years	5 years	5 years
Risk free interest rate	5%	5%	3%
Dividend yield	0%	0%	0%

Expected volatility is based on historical volatility of the Company’s stock and the expected life of options is based on historical data with respect to employee exercise periods.

[15]        Income taxes:

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2008, the Company did not have any unrecognized tax benefits. The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the year ended December 31, 2008, there was no such interest or penalty.

[16]        Net loss per share:

	December 31,
Basic and diluted loss per share	2006	2007	2008

Net loss	$(1,616,000)	$(7,341,000)	$(4,175,000)

Weighted average shares outstanding – Basic and diluted	10,501,000	11,205,000	10,887,000

Basic and diluted loss per share	$(0.15)	$(0.66)	$(0.38)

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares For the years ended December 31, 2006, 2007and 2008, the basic and diluted weighted average shares outstanding are the same since the effect from the potential exercise of outstanding stock options of 2,784,000, 2,761,000 and 2,601,000, respectively, would have been anti-dilutive.

[17]        Financial instruments:

The carrying amounts of cash equivalents, accounts receivable, investments in securities including ARS and ARSR are carried at fair value, and other liabilities approximate their fair values due to the short period to maturity of these instruments. The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS'S collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.

[18]        Advertising and Marketing Expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2006, 2007 and 2008 amounted to $217,000, $314,000 and $379,000, respectively.

[19]        Recently Issued Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (“SFAS No. 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurements, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company elected to use fair value option as prescribed by SFAS No. 159 for ARSR investments as further described in Note C. Therefore, material financial assets and liabilities such as the Company's accounts receivables and payables are still reported at their carrying value which approximates fair value.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS No. 157”), to define fair value, establish framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements, which is effective for fiscal years beginning after November 15, 2007, the beginning of our 2008 fiscal year. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which provides a one year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS No. 157 as it relates to non-financial assets to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  The Company adopted the provisions of SFAS No. 157 effective January 1, 2008 as discussed in Note C.

In December 2007, the FASB issued SFAS No. 141R,“Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The impact, if any, that the implementation of SFAS No. 141R will have on the Company’s results of operations or financial condition will, in the future, be dependent on future acquisition activity, occurring after the effective date.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other US GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet determined the impact, if any, FSP FAS No. 142-will have on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with United States Generally Accepted Accounting Principles. SFAS 162 became effective in September 2008 following the approval by the SEC. The Company currently adheres to the hierarchy of U.S. GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on its consolidated financial statements.

In September 2008, the EITF issued EITF No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses the effect of SFAS No. 141(R) and SFAS No. 160 on the equity method of accounting. EITF 08-0 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Currently the Company has no equity investees and therefore this standard will have no current impact on the Company’s financial position, results of operations or cash flows. The impact, if any, that the implementation of EITF No. 08-06 will have on the Company’s results of operations or financial condition will, in the future, be dependent on future acquisition or investment activity, occurring after the effective date, if any.

In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarified the application of FAS 157.  FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The guidance provided by FSP 157-3 is consistent with our approach to valuing our auction rate securities for which there is no active market.

NOTE C - INVESTMENTS

The Company’s investments include marketable debt securities, including, government and state agency bonds, corporate bonds and auction rate certificates, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. Trading securities are carried at fair value, with unrealized holding gains and losses included in other income or loss in the Company's statements of operations. The Company has classified as short term those securities that mature within one year, and all other securities are classified as long term.

At December 31, 2007 and 2008, the Company held approximately $25.1 million ($25.1 million par value) and $18.1 million ($20.4 million par value), respectively, in investments in ARS which represent interests in collateralized pools of student loan receivables issued by agencies  established by counties, cities, states and other municipal entities within the United States.  The Company sold approximately $5.0 million of these investments in 2008.  However, starting on February 2008 and continuing in 2009, the Company experienced difficulty in effecting additional sales of such securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders.  Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  These failed auctions represent liquidity risk exposure and are not defaults or credit events.  As holders of the securities, the Company continues to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.

In October 2008, the Company received an offer (the “Offer”) from UBS for a put right permitting the Company to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010).  The Offer also included a commitment to loan the Company 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Offer was non-transferable and expired on November 14, 2008.  During  November  2008, the Company accepted the Offer. In exchange for the Offer, the Company provided UBS with a general release of claims (other than certain consequential damages claims) concerning our auction rate securities and granted UBS the right to purchase the Company's auction rate securities at any time for full par value. The Company’s right under the Offer is in substance a put option (with the strike price equal to the par value of the ARS) which it recorded as an asset, measured at its fair value (pursuant to election under SFAS No. 159), with the resultant gain recognized in earnings. Pursuant to SFAS No. 159, the Company recorded the put option at a fair value of $2.0 million and recognized the gain in operations. As the company has classified the ARS as trading seurities, the $2.3 million decline in fair value of the ARS was charged to operations in 2008. The net charge to operations in 2008 was $338,000 which was included in other expense.  The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows were subtracted from the current fair market value of the security and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.

Given the substantial dislocation in the financial markets and among financial services companies, there can be no assurance that UBS ultimately will have the ability to repurchase the Company's auction rate securities at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS or that if UBS determines to purchase the Company's auction rate securities at any time, the Company will be able to reinvest the cash proceeds of any such sale at the same interest rate or dividend yield currently being paid to the Company.  Also, as a condition of accepting the auction rate securities rights, the Company was required to sign a release of claims against UBS, which will prevent the Company from making claims against UBS related to the Company's investment in auction rate securities, other than claims for consequential damages.

The cost, gross unrealized gains (losses) and fair value of available for sale, held to maturity and trading to maturity securities by major security type at December 31, 2007 and 2008 were as follows:

December 31, 2007	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Investments - short term
Available for sale
Governement agency bonds	$12,086,000	$2,000	$(7,000)	$12,081,000
Mutual funds	2,457,000	-	-	2,457,000
Total available for sale	14,543,000	2,000	(7,000)	14,538,000

Held to maturity securities
Government agency bonds	6,847,000	-	-	6,847,000

Total investments - short term	21,390,000	2,000	(7,000)	21,385,000

Marketable securities - long term
Available for sale
Auction rate securities	25,125,000	-	-	25,125,000
Government agency bonds	8,895,000	16,000	-	8,911,000
Total available for sale	34,020,000	16,000	-	34,036,000

Held to maturity securities
Government agency bonds	885,000	-	-	885,000
Corporate bonds	3,594,000	-	-	3,594,000
Total held to maturity securities	4,479,000	-	-	4,479,000

Total investments - long term	38,499,000	16,000	-	38,515,000

Total investments	$59,889,000	$18,000	$(7,000)	$59,900,000

December 31, 2008	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Investments - short term
Available for sale
Governement agency bonds	$4,801,000	$10,000	$(7,000)	$4,804,000
Mutual funds	-	-	-	-
Total available for sale	4,801,000	10,000	(7,000)	4,804,000

Held to maturity securities
Government agency bonds	3,746,000	-	-	3,746,000

Total investments - short term	8,547,000	10,000	(7,000)	8,550,000

Investments - long term
Available for sale
Government agency bonds	11,417,000	43,000	-	11,460,000
Total available for sale	11,417,000	43,000	-	11,460,000

Held to maturity securities
Government agency bonds	1,846,000	-	-	1,846,000
Corporate bonds	1,518,000	-	-	1,518,000
Total held to maturity securities	3,364,000	-	-	3,364,000

Trading securities
Auction rate securities	20,425,000	-	(2,308,000)	18,117,000
Auction rate securities put right	-	1,970,000	-	1,970,000
Total trading securities	20,425,000	1,970,000	(2,308,000)	20,087,000

Total investments - long term	35,206,000	2,013,000	(2,308,000)	34,911,000

Total investments	$43,753,000	$2,023,000	$(2,315,000)	$43,461,000

NOTE D - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and at December 31, 2007 and 2008, are summarized as follows:

	December 31,
	2007	2008
Equipment	$1,144,000	$918,000
Computer software	695,000	528,000
Computer hardware	654,000	700,000
Furniture and fixtures	238,000	176,000
Automobile	35,000	47,000
Leasehold improvements	500,000	504,000

	3,266,000	2,873,000
Accumulated depreciation and amortization	(1,868,000)	(1,823,000)

	$1,398,000	$1,050,000

Depreciation expense was $416,000, $544,000 and $540,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

NOTE E – Goodwill and Other Intangible Assets

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

In accordance with Statement of Financial Accounting Standard No. 142, “ Goodwill and Other Intangible Assets”  (“SFAS 142”), the Company tests the goodwill and other intangible assets on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. At December 31, 2008 the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name, its acquired intangible assets. The Company also determined that the use of indefinite lives for the customer list and trademark and trade name remains applicable at December 31, 2008 as the Company expects to derive future benefits from these intangible assets.

NOTE F – LONG TERM DEBT

 In January 2003, the Company closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan’s floating interest expense, we entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term. The fair value of the interest rate swap is not material to our financial condition or results of operations. The loan was secured by all of our assets and we were in compliance with the covenants under the term loan for the years ended December 31, 2006 and 2007. At December 31, 2007 and 2008, the outstanding balance on the loan was $19,000 and $-0-, respectively. This term-loan expired in 2008.

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

A summary of the status of the Company's stock option plans as of December 31, 2006, 2007 and 2008 and changes during the years then ended, is presented below:

	2006		2007		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	2,730,000	$6.94	2,784,000	$8.97	2,761,000	$9.57
Granted	388,000	21.30	308,000	13.37	602,000	6.66
Exercised	(200,000)	3.92	(205,000)	1.79	(505,000)	2.73
Forfeited	(134,000)	10.94	(126,000)	18.26	(257,000)	13.74

Outstanding at end of year	2,784,000	$8.97	2,761,000	$9.57	2,601,000	$9.81

Exercisable at end of year	1,535,000	$5.49	1,677,000	$7.13	1,485,000	$9.37

The following table summarizes information about stock options at December 31, 2008:

		Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

1.20 - 3.81	56,000	2 years	$2.79		56,000	$2.79
3.82 - 10.00	1,517,000	6 years	6.47		912,000	6.56
10.01 – 19.94	774,000	7 years	12.78		402,000	12.88
19.95 – 25.38	254,000	7 years	22.31		115,000	22.51

	2,601,000	6 years	$9.81	$71,000	1,485,000	$9.37	$71,000

	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Options exercisable at December 31, 2008	1,485,000	$9.37	$71,000	4.44

Vested and expected to vest at December 31,2008	2,601,000	$9.81	$71,000	6.08

The weighted average fair value of options granted during the years ended December 31, 2006, 2007 and 2008 were $11.88, $7.05 and $3.87, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 was $3,601,000, $1,899,000 and 1,785,000, respectively.

A summary of the status of the Company's non-vested stock options as of December 31, 2008 and changes during the year then ended, is presented below:

		Weighted
		Average
	Non-vested Options	Grant Date Fair Value

Non-vested at January 1, 2008	1,084,000	$7.16
Granted	603,000	3.87
Vested	(366,000)	4.45
Forfeited	(205,000)	7.24

Non-vested at December 31, 2008	1,116,000	$5.78

As of December 31, 2008, there was $6,441,000 of total unrecognized compensation costs related to non-vested options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.72 years

[4]          Restricted Stock Awards:

In 2006, Company began granting restricted stock to employees, whereby the employees are restricted from transfering the shares until they are vested. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2006, 2007 and 2008 is as follows:

		Weighted
		Average
	Non-vested Shares	Grant Date Fair Value

Non-vested at January 1, 2006	-	$-
Granted	92,000	18.98
Vested	-
Forfeited	(1,000)	18.89

Non-vested at December 31, 2006	91,000	$18.99
Non-vested at January 1, 2007	91,000	$18.99
Granted	20,000	13.85
Vested	(45,000)	18.99
Forfeited	(1,000)	18.89

Non-vested at December 31, 2007	65,000	$17.40
Non-vested at January 1, 2008	65,000	$17.40
Granted	21,000	7.41
Vested	(50,000)	17.96
Forfeited	(5,000)	18.89

Non-vested at December 31, 2008	31,000	$9.49

For the year ended December 31, 2008, the Company recorded a $513,000 stock based compensation expense in connection with the restricted stock grant. As of December 31, 2008, there was $168,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over the next two years.

[5]          Performance Shares:

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

In January 2007, the Compensation Committee granted 62,500 performance shares to key employees pursuant to the 1999 Stock Option Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of revenue and gross margin levels during a two-year performance period. If the performance criterion is not met during that two year period, then the performance shares will not vest and will automatically be returned to the Plan. If the performance trigger is met, then the shares will be issued to the employees. For the year ended December 31, 2007 and 2008, the performance criteria were not met, and 62,500 shares were returned to the plan.

In January 2008, the Compensation Committee granted 52,500 performance shares to key employees pursuant to the 1999 Stock Option Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of revenue levels during a one-year performance period. If the performance criterion is not met during that one-year period, then the performance shares will not vest and will automatically be returned to the Plan. If the performance trigger is met, then the shares will be issued to the employees. For the year ended December 31, 2008, the performance criteria was met for 39,375 shares which were issued in 2009 and 13,125 shares were returned to the plan. For the year ended December 31, 2008, the Company recorded $292,000 of stock based compensation expense in connection with the performance shares.

[6]          Stock repurchase program:

On May 3, 2007, the Company announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program established under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined in the discretion of our management. The repurchases are funded from the Company’s working capital. The Company’s share repurchase program does not have an expiration date, and it may discontinue or suspend the share repurchase program at any time. All shares of common stock repurchased under our share repurchase program are held as treasury stock. During 2008, the Company purchased approximately 592,000 shares in open market transactions under the program at an average cost of $7.41 per share. As of December 31, 2008 the Company repurchased shares having an aggregate value of $9,970,000.

[7]          Shares withheld:

During the year ended December 31, 2007, 22,000 shares of the Company’s common stock were withheld to satisfy tax withholding obligations in the amount of $344,000, in connection with the vesting of restricted and performance shares. During the year ended December 31, 2008, 51,000 shares of the Company’s common stock were withheld to satisfy tax withholding obligations and to pay the exercise price in the aggregate amount of $424,000 in connection with the vesting of restricted shares and the exercise of stock options.

NOTE H- INCOME TAXES

At December 31, 2008, the Company has an aggregate net operating loss carryforward of approximately $27,738,000 for United States federal income tax purposes of which $7,507,000 relates to stock options for which there were no compensation charges for financial reporting. At December 31, 2008, the Company had an aggregate net operating loss carryforward of approximately $18,817,000 for state income tax purposes. Accordingly, any future tax benefit upon utilization of that net operating loss would be credited to additional paid-in capital.  The Company has not included this amount in deferred tax assets.  Substantially all of the net operating loss carryforwards expire from 2020 through 2028 for federal purposes and from 2009 through 2015 for state purposes.  The net operating loss carryforwards maybe limited to use in any particular year based on Internal Revenue Code sections related to change of ownership restrictions.  In addition, future stock issuances may subject the Company to annual limitiations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

The Company has a deferred tax asset of approximately $8,332,000 and $8,867,000 at December 31, 2007 and 2008, respectively.  The increase in the deferred tax asset is primarily attributed to $1,203,000 of stock based compensation expensed during 2008 in accordance with SFAS 123R, and operating loss for the year.  The Company had other temporary differences between financial and tax reporting for fixed asset depreciation expense and unrealized losses.

The Company has elected to use the incremental approach for financial statement purposes. Under which the Company will utilize net operating loss carry forwards before utilizing excess benefit from exercise of options during the current year.  The Company has provided a valuation allowance against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.  The valuation allowance decreased in 2006 by $150,000 and increased in 2007 and 2008 by $2,040,000 and $535,000 respectively.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations is attributable to the following:

	Year Ended December 31,
	2006	2007	2008

Income tax expense (benefit) at the federal statutory rate	$(549,000)	$(2,496,000)	$(1,419,000)
State and local income taxes, net of effect on federal taxes	(81,000)	(436,000)	(248,000)
Increase (decrease) in valuation allowance	(150,000)	2,040,000	535,000
Fixed assets accumulated book/tax difference - prior year	117,000	—	(196,000)
ISO grants and restricted shares	599,000	837,000	990,000
Stock options	-	-	-
Expiration of state net operating loss	-	-	254,000
Other	64,000	55,000	84,000

	$0	$0	$0

NOTE I - Fair Value Measurements

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

The Company’s implementation of FAS 157 for financial assets and liabilities on January 1, 2008, had no effect on its existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs the Company uses to value an asset or a liability.  The following table summarizes the fair values of the Company’s investments in the balance sheet:

	Balance at December 31,	Basis of Fair Value Measurements
	2008	Level 1	Level 2	Level 3
Assets:
Investments – short term	$8,550,000	$8,550,000	$—	$—
Investments – long term	34,911,000	14,824,000	—	20,087,000
	$43,461,000	$23,374,000	$—	$20,087,000

The table below includes a roll forward of the Company’s investments in ARS and ARSR from January 1, 2008 to December 31, 2008:

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value, January 1, 2008	$25,125,000		$—
Purchases	—		—
Sales	(4,700,000)		—
Transfers (out) in	(20,425,000)		20,425,000
Purchase of ARSR	—		1,970,000
Unrealized loss included in statement of operations	—		(2,308,000)
Fair value, December 31, 2008	$—		$20,087,000
Change in unrealized loss		$	(338,000)

Pursuant to SFAS No. 159, the Company recorded the put option at a fair value of $2.0 million and recognized the gain in operations. As the Company has classified the ARS as trading securities the $2.3 million decline in fair value of the ARS was charged to operations in 2008. The net charge to operations in 2008 was $338,000 which was included in other expenses.

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]          Operating leases:

The Company is obligated under operating leases for its facilities and offices. The Company's operating leases provide for minimum annual rental payments as follows:

Year Ending
December 31,

2009	455,000
2010	108,000

$563,000

The office lease, which expires in 2010, also provides for escalations relating to increases in real estate taxes and certain operating expenses. Expenses relating to operating leases aggregated approximately $396,000, $389,000 and $568,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

During 2003, the Company entered into an agreement to sublease a portion of its space through the end of the lease. The sublease provides for monthly payments of approximately $12,000 and also provides for escalations relating to increases in real estate taxes and certain operating expenses. Other income of $155,000 and $89,000 for the years ended December 31, 2006 and 2007, respectively reflects rent received by the Company under the sublease.   In July 2007, the Company released the sub lessee from the sublease and reassumed the space.

In February 2007, we began leasing space in Edgewater, NJ. The lease expires in February 2010 and the rent is currently $1,995 per month.

In March 2007, we began leasing office space in Suwanee, Georgia. The current 6 month renewal option lease extension expired in September 2008 and has subsequently been renewed until March 2009. The rent is currently $1,120 per month.

In September 2007, we began leasing warehouse space in Clifton, NJ. The lease expired in September 2008 and automatically renews on an annual basis. The rent is currently $800 per month.

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

Two customers accounted for 42% and 41%, respectively, of the Company’s revenue during the year ended December 31, 2008. These two customers accounted for 28% and 48%, respectively, of the Company’s accounts receivables and unbilled receivables at December 31, 2008.

[3]          Officers bonus:

The Board has awarded bonuses of approximately $189,000 and $381,000 to certain officers for the years ended December 31, 2007 and 2008, respectively. The bonuses are based on certain operating criteria and are in addition to their base salaries.

NOTE K - Comprehensive Loss

Comprehensive loss includes net loss and unrealized losses on available-for-sale investments. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet.

For the year ended December 31, 2006, comprehensive loss was $1,604,000 which includes a net loss of $1,616,000 and an unrealized gain on available-for-sale investments of $12,000.

For the year ended December 31, 2007, comprehensive loss was $7,342,000 which includes a net loss of $7,341,000 and an unrealized loss on available-for-sale investments of $1,000.

For the year ended December 31, 2008, comprehensive loss was $4,140,000 which includes a net loss of $4,175,000 and an unrealized gain on available-for-sale investments of $35,000.

NOTE L - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial data for each quarter for the years ended December 31, 2007 and 2008. We believe the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue:
Products	$2,310,000	$705,000	$5,466,000	$2,556,000
Services	2,311,000	1,518,000	1,052,000	1,165,000
	4,621,000	2,223,000	6,518,000	3,721,000

Cost of revenue:
Cost of products	1,146,000	411,000	2,725,000	1,577,000
Cost of services	1,233,000	785,000	546,000	506,000
	2,379,000	1,196,000	3,271,000	2,083,000

Gross Profit	2,242,000	1,027,000	3,247,000	1,638,000

Selling, general and administrative expense	3,824,000	3,880,000	4,004,000	4,255,000
Research and development expense	706,000	594,000	828,000	721,000
Other income and (expense)	826,000	803,000	795,000	893,000

Net loss	$(1,462,000)	$(2,644,000)	$(790,000)	$(2,445,000)

Loss per share – basic and diluted	$(0.13)	$(0.23)	$(0.07)	$(0.22)

	Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue:
Products	$3,253,000	$3,471,000	$7,360,000	$5,988,000
Services	1,075,000	1,989,000	1,977,000	1,933,000
	4,328,000	5,460,000	9,337,000	7,921,000

Cost of revenue:
Cost of products	1,536,000	1,678,000	3,622,000	3,160,000
Cost of services	680,000	917,000	948,000	925,000
	2,216,000	2,595,000	4,570,000	4,085,000

Gross profit	2,112,000	2,865,000	4,767,000	3,836,000

Selling, general and administrative expense	4,261,000	4,278,000	3,910,000	4,311,000
Research and development expense	711,000	708,000	672,000	792,000
Other income , net	826,000	593,000	434,000	35,000

Net (loss) income	$(2,034,000)	$(1,528,000)	$619,000	$(1,232,000)

(Loss) income per share – basic and diluted	$(0.19)	$(0.14)	$0.06	$(0.11)

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

During the fourth quarter of our fiscal year ended December 31, 2008, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) related to the recording, processing, summarization, and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of December 31, 2008 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for us. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Eisner LLP, the independent registered accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2008,  and expresses unqualified opinions on our internal control over financial reporting as of December 31, 2008, is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
I.D. Systems, Inc.

We have audited I.D. Systems, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). I.D. Systems, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ID Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of I.D. Systems, Inc. as of December 31, 2007 and 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion thereon, and included an explanatory paragraph with respect to the Company’s election to adopt Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Liabilities.”

/s/ Eisner LLP

New York, New York
March 12, 2009

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

Item 9B.   Other Information

None.

PART III.

Item 10.   Directors, Executive Officers and Corporate Governance

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided , however , that such information shall not be incorporated herein:

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

Item 11.   Executive Compensation

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided , however , that such information shall not be incorporated herein:

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided , however , that such information shall not be incorporated herein:

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided , however , that such information shall not be incorporated herein:

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

Item 14.   Principal Accountant Fees and Services

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided , however , that such information shall not be incorporated herein:

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

(a)   List of Financial Statements, Financial Statement Schedules, and Exhibits ..

1. Financial Statements. The following financial statements of I.D. Systems, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 and 2008

Statements of Operations for the Years Ended December 31, 2006, 2007 and 2008

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2007 and 2008

Statements of Cash Flows for the Years Ended December 31, 2006, 2007 and 2008

Notes to the Financial Statements

2.   Financial Statement Schedules .

Schedule II - Valuation and Qualifying Accounts

All other financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits . The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

3.1	Amended and Restated Certificate of Incorporation of I.D. Systems, Inc. as amended.

3.2	Amended and Restated By-Laws of I.D. Systems, Inc. (incorporated herein by reference to I.D. Systems, Inc.’s Form SB-2 filed with the SEC on June 30, 1999).

4.1	Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated herein by reference to I.D. Systems, Inc.’s Form SB-2 filed with the SEC on June 30, 1999).

10.1	1995 Non-Qualified Stock Option Plance (incorporated by reference to I.D. Systems Inc.’s Form SB-2 filed with the SEC on June 30, 1999)

10.2	1999 Stock Option Plan (incorporated herein by reference to I.D. Systems, Inc.’s Form SB-2 filed with the SEC on June 30, 1999).

10.3	1999 Director Option Plan (incorporated herein by reference to I.D. Systems, Inc.’s Form SB-2 filed with the SEC on June 30, 1999).

10.4	2007 Equity Compensation Plan (incorporated by reference to I.D. Systems, Inc.’s Form S-8 filed with the SEC on July 19, 2007).

10.5
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

(b)   Exhibits .. The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated by reference.

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

Date:March 16, 2009

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

Signature	Title	Date

/s/ Jeffrey M. Jagid
Jeffrey M. Jagid	Chief Executive Officer and Director	March 16, 2009
(Principal Executive Officer)

/s/ Kenneth S. Ehrman
Kenneth S. Ehrman	President, Chief Operating Office and Director	March 16, 2009

/s/ Ned Mavrommatis
Ned Mavrommatis	Chief Financial Officer (Principal Financial	March 16, 2009
and Accounting Officer)

/s/ Lawrence Burstein
Lawrence Burstein	Director	March 16, 2009

/s/ Harold D. Copperman	Director	March 16, 2009
Harold D. Copperman

/s/ Michael Monaco	Director	March 16, 2009
Michael Monaco

I.D. SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In 000’s)

		Charged to
	Balance at	(Write-off)	Balance at
	Beginning	to Costs and	End of
Description	Period	Expenses	Period
Inventory reserve

Year ended December 31, 2008	$642	$126	$748

Year ended December 31, 2007	$125	$517	$642

Year ended December 31, 2006	$305	$(180)	$125

		Charged to
	Balance at	(Write-off )	Balance at
	Beginning	to Costs and	End of
Description	Period	Expenses	Period
Allowance for doubtful accounts

Year ended December 31, 2008	$239	$—	$239

Year ended December 31, 2007	$239	$—	$239

Year ended December 31, 2006	$28	$211	$239