Form 10-Q
period 2009-03-31
ID SYSTEMS INC
filed 2009-05-11
CIK 49615

  U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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
Yes ☒                               No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer,  accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                  Accelerated filer ☒

Non-accelerated filer ☐  (Do not check if smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐                                No ☒

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of the close of business on May 7, 2009 was 10,912,534.

INDEX

I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Balance Sheets as of December 31, 2008
	and March 31, 2009 (unaudited)	1

	Condensed Statements of Operations (unaudited) -
	for the three months ended March 31, 2008 and 2009	2

	Condensed Statement of Changes in Stockholders’ Equity (unaudited) -
	for the three months ended March 31, 2009	3

	Condensed Statements of Cash Flows (unaudited) -
	for the three months ended March 31, 2008 and 2009	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1a.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	23

Signatures		24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc.
Condensed Balance Sheets
	December 31, 2008 *	March 31, 2009
		(Unaudited)
ASSETS
Cash and cash equivalents	$12,558,000	$18,848,000
Restricted cash	230,000	53,000
Investments – short term	8,550,000	7,054,000
Accounts receivable, net	8,245,000	5,483,000
Unbilled receivables	168,000	200,000
Inventory, net	3,273,000	4,488,000
Interest receivable	217,000	185,000
Prepaid expenses and other current assets	261,000	330,000
Total current assets	33,502,000	36,641,000

Investments – long term	34,911,000	40,950,000
Fixed assets, net	1,050,000	1,110,000
Goodwill	200,000	200,000
Other intangible assets	178,000	178,000
Other assets	107,000	107,000

	$69,948,000	$79,186,000
LIABILITIES
Accounts payable and accrued expenses	$2,175,000	$826,000
Line of credit	-	12,740,000
Deferred revenue	424,000	822,000
Total current liabilities	2,599,000	14,388,000

Deferred revenue	231,000	308,000
Deferred rent	33,000	28,000
Total liabilities	2,863,000	14,724,000

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued	--	--
Common stock; authorized 50,000,000 shares, $.01 par value; 12,082,000 and 12,122,000 shares issued at December 31, 2008 and March 31, 2009, respectively, shares outstanding, 10,893,000 and 10,913,000 at December 31, 2008 and March 31, 2009, respectively.	120,000	120,000
Additional paid-in capital	101,437,000	101,996,000
Accumulated deficit	(23,667,000)	(26,739,000)
Accumulated other comprehensive income	46,000	1,000
	77,936,000	75,378,000
Treasury stock; 1,189,000 shares and 1,209,000 shares at cost at December 31, 2008 and March 31, 2009, respectively	(10,851,000)	(10,916,000)
Total stockholders’ equity	67,085,000	64,462,000
Total liabilities and stockholders’ equity	$69,948,000	$79,186,000

* Derived from audited balance sheet as of December 31, 2008

I.D. Systems, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2008	2009

Revenue:
Products	$3,253,000	1,378,000
Services	1,075,000	1,556,000
	4,328,000	2,934,000
Cost of Revenue:
Cost of products	1,536,000	798,000
Cost of services	680,000	547,000
	2,216,000	1,345,000

Gross Profit	2,112,000	1,589,000

Selling, general and administrative expenses	4,261,000	4,211,000
Research and development expenses	711,000	689,000

Loss from operations	(2,860,000)	(3,311,000)
Interest income	826,000	347,000
Other expense	--	(108,000)

Net loss	$(2,034,000)	$(3,072,000)

Net loss per share – basic and diluted	$(0.19)	$(0.28)

Weighted average common shares outstanding- basic and diluted	10,881,000	10,895,000

I.D. Systems, Inc.
Condensed Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Stock	Equity

Balance at December 31, 2008	12,082,000	$120,000	$101,437,000	$(23,667,000)	$46,000	$(10,851,000)	$67,085,000

Net loss				(3,072,000)			(3,072,000)
Comprehensive loss - unrealized loss on investments					(45,000)		(45,000)
Total comprehensive loss							(3,117,000)
Shares withheld pursuant to issuance
of restricted and performance stock						(65,000)	(65,000)
Issuance of restricted and performance stock	40,000
Stock based compensation – restricted stock			45,000				45,000
Stock based compensation - options			514,000				514,000

Balance at March 31, 2009 (Unaudited)	12,122,000	$120,000	$101,996,000	$(26,739,000)	$1,000	$(10,916,000)	$64,462,000

I.D. Systems, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2008	2009
Cash flows from operating activities:

Net loss	$(2,034,000)	$(3,072,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Accrued interest income	24,000	32,000
Stock-based compensation expense	785,000	559,000
Depreciation and amortization	140,000	138,000
Change in fair value of investments	--	108,000
Deferred rent expense	(5,000)	(5,000)
Deferred revenue	(50,000)	475,000
Changes in:
Restricted cash	--	177,000
Accounts receivable	(523,000)	2,762,000
Unbilled receivables	(1,271,000)	(32,000)
Inventory	831,000	(1,215,000)
Prepaid expenses and other assets	87,000	(69,000)
Accounts payable and accrued expenses	(1,565,000)	(1,414,000)
Net cash used in operating activities	(3,581,000)	(1,556,000)

Cash flows from investing activities:
Purchase of fixed assets	(40,000)	(198,000)
Purchase of investments	(2,350,000)	(16,474,000)
Maturities of investments	19,692,000	11,778,000

Net cash provided by (used in) investing activities	17,302,000	(4,894,000)

Cash flows from financing activities:
Repayment of term loan	(19,000)	--
Proceeds from exercise of stock options	7,000	--
Purchase of treasury shares	(2,310,000)	--
Borrowing on line of credit	--	12,900,000
Principal payments on line of credit	--	(160,000)

Net cash (used in) provided by financing activities	(2,322,000)	12,740,000
Net increase in cash and cash equivalents	11,399,000	6,290,000
Cash and cash equivalents - beginning of period	5,103,000	12,558,000
Cash and cash equivalents - end of period	$16,502,000	18,848,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$--	$--
Noncash activities:
Unrealized loss on investments	$(1,034,000)	$(45,000)
Shares withheld pursuant to stock issuance	$424,000	$65,000

I.D. Systems, Inc.

Notes to Unaudited Condensed Financial Statements
March 31, 2009

NOTE A - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of I.D. Systems, Inc. (the "Company") as of March 31, 2009, the results of its operations for the three month periods ended March 31, 2008 and 2009, the change in stockholders equity for the three months ended March 31, 2009 and cash flows for the three-month periods ended March 31, 2008 and 2009.  The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.  It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K.

NOTE B – Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents unless they are legally or contractually restricted.  The Company’s cash and cash equivalent balances exceed FDIC limits.

NOTE C – Investments

The Company’s investments include debt securities, government and state agency bonds, corporate bonds and auction rate certificates, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). For the three months ended March 31, 2009, the Company reported an unrealized loss of $45,000 on available for sale securities in comprehensive loss. Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company has classified as short-term those securities that mature within one year, and all other securities are classified as long-term.

The Company’s investments include auction rate securities (“ARS”) and an auction rate securities right (“ARSR”) described below.

The Company has classified its ARS investments as trading securities as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities,” and has elected to account for its ARSR investment using the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.”  Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on the Company’s statements of operations.

At March 31, 2009, the Company held approximately $20.4 million par value in ARS ($19.9 million fair value including the ARSR, which was valued at $1.8 million at March 31, 2009). These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States.   Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  In February 2008 and continuing in 2009, these securities failed to sell at auction. These failed auctions represent liquidity risk exposure and are not defaults or credit events.  As holder of the securities, the Company continues to receive interest on the ARS, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.

The Company purchased all of the ARS it holds from UBS. In October 2008, the Company received an offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell to UBS at par value all of the Company's ARS at a future date (any time during a two-year period beginning June 30, 2010).  The Offer also included a commitment from UBS to loan the Company 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Offer was non-transferable and expired on November 14, 2008.  During November 2008, the Company accepted the Offer. In exchange for the Offer, the Company provided UBS with a general release of claims (other than certain consequential damages claims) concerning the Company’s ARS and granted UBS the right to purchase the Company's ARS at any time for full par value.

The Company’s right under the ARSR is in substance a put option with the strike price equal to the par value of the ARS.  The Company records this right as an asset and measures it at fair value under SFAS No. 159, with the resultant gain or loss recognized in earnings. Pursuant to SFAS No. 159, the Company recognized a loss in the statement of operations for the three months ended March 31, 2009 in the amount of $168,000 as a result of valuing the ARSR. The Company has classified the ARS as trading securities. For the three months ended March 31, 2009, the $60,000 increase in fair value of the ARS was recognized in earnings. The net charge to operations for the three months ended March 31, 2009 was $108,000 which was included in other expense.  The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows were subtracted from the current fair market value of the security and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.

Given the substantial dislocation in the financial markets and among financial services companies, there can be no assurance that UBS ultimately will have the ability to repurchase the Company's auction rate securities at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS, or that if UBS determines to purchase the Company's ARS at any time, the Company will be able to reinvest the cash proceeds of any such sale at the same interest rate or dividend yield currently being paid to the Company.  Also, as a condition of accepting the ARSR, the Company was required to sign a release of claims against UBS, which will prevent the Company from making claims against UBS related to the Company's investment in ARS, other than claims for consequential damages.

NOTE D – Inventory

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost using the first-in first-out method or market.

NOTE E – Unbilled Receivables and Deferred Revenue

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. As the systems are delivered, and services are performed and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. At December 31, 2008 and March 31, 2009, unbilled receivables were $168,000 and $200,000, respectively, and deferred revenue was $655,000 and $1,130,000, respectively.

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

Allocation of the purchase price of the intangible assets consists of the following: goodwill (totaling approximately $200,000), trademarks and trade names (totaling approximately $74,000), and a customer list (totaling approximately $104,000) resulting from the acquisition of PowerKey are carried at cost. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will test the goodwill and intangible assets on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist.

At December 31, 2008, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name, its acquired intangible assets. The Company also determined that the use of indefinite lives for the customer list and trademark and trade name remains applicable at December 31, 2008 and the Company expects to derive future benefits from these intangible assets. As of March 31, 2009, there were no indications of impairment.

NOTE G - Net Loss Per Share of Common Stock

Net loss per share is as follows:
	Three Months Ended March 31,
	2008	2009
Basic and diluted earnings per share

Net loss	$(2,034,000)	$(3,072,000)
Weighted average shares outstanding	10,881,000	10,895,000
Basic and diluted net loss per share	$(0.19)	$(0.28)

Basic income per share is based on the weighted average number of common shares outstanding during each period.  Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares under the treasury stock method.  For the three months ended March 31, 2008 and 2009, the basic and diluted weighted average shares outstanding were the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

NOTE H – Revenue Recognition

The Company's revenues are derived from contracts with multiple element arrangements, which include the Company's system, training and technical support. Revenue is allocated to each element based upon vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue is recognized as each element is earned based on the selling price of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company's system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is when the system has been delivered, persuasive evidence of an arrangement exists, sales price is fixed and determinable, collectability is reasonably assured and contractual obligations have been satisfied. Training and technical support revenue are generally recognized at time of performance.

The Company also enters into post-contract maintenance and support agreements. Revenue is recognized over the service period and the cost of providing these services is expensed as incurred.

NOTE I – Stock-based Compensation Plans

The Company adopted the 1995 Stock Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company also adopted the 1999 Stock Option Plan and the 2008 Equity Compensation Plan, pursuant to which the Company may grant stock awards and options to purchase up to 2,813,000 and 2,000,000 shares, respectively, of common stock. The Company also adopted the 1999 Director Option Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 600,000 shares of common stock.  The plans are administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine, among other things, the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

The Company accounts for stock-based employee compensation under SFAS No. 123(R), “Share-Based Payment” which requires all share based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded $785,000 and $559,000 in stock-based compensation expense for the three month periods ended March 31, 2008 and 2009, respectively.

The following table summarizes the activity of the Company’s stock options for the three months ended March 31, 2009:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,601,000	$9.81
Granted	20,000	3.94
Exercised	-	-
Forfeited	(25,000)	9.66

Outstanding at end of period	2,596,000	$9.77	6 years	$74,000

Exercisable at end of period	1,722,000	$9.60	5 years	$72,000

As of March 31, 2009, there was approximately $4,113,000 of unrecognized compensation cost related to non-vested options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.91 years.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	March 31
	2008	2009
Volatility	74%	58%
Expected life of options	5 years	5 years
Risk free interest rate	3%	2%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of the Company’s stock and the expected life of options is based on historical data with respect to employee exercise periods.

The weighted average fair value of options granted during the three months ended March 31, 2008 and 2009 was $5.11 and $1.87, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2009 was $4,000 and $-0-, respectively.

Under SFAS No. 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

NOTE J – Line of Credit

In October 2008, the Company received an offer (the “Offer”) from UBS for a put right  (the “ARSR”) permitting the Company to sell to UBS at par value all ARS held by the Company, all of which were purchased by  the Company from UBS, at a future date (any time during a two-year period beginning June 30, 2010).  Included as part of the Offer, the Company received a commitment to obtain a loan for 75% of the UBS-determined value of the ARS at any time until the put option is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Company accepted the Offer in November 2008. In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against this credit facility. Principal payments reduced the Company’s obligation to $12,740,000 at March 31, 2009. This line of credit facility is payable on demand.

NOTE K – Restricted Stock

As of March 31, 2009, there were 10,500 shares of unvested restricted stock that were outstanding and granted to executive officers, pursuant to the 1999 Stock Option Plan, as amended and restated effective April 20, 2005. The plan is administered by the Compensation Committee, which has the authority to determine the terms of those shares. For the period ended March 31, 2009, the Company recorded $45,000 of stock-based compensation expense in connection with the restricted stock grants. As of March 31, 2009, there was $65,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over the next two years.

NOTE L – Income Taxes

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of March 31, 2009, the Company had provided a valuation allowance to fully reserve its net operating loss carry forwards, primarily as a result of anticipated net losses for income tax purposes.

NOTE M - Concentration of Customers and Vendors

Three customers accounted for 37%, 22%, and 12% of the Company’s revenue during the three-month period ended March 31, 2009. Two of these customers accounted for over 51% and 16% of the Company’s accounts receivable and unbilled receivables as of March 31, 2009.

One customer accounted for 83% of the Company’s revenue during the three-month period ended March 31, 2008.  This same customer accounted for 84% of the Company’s accounts receivable and unbilled receivables as of March 31, 2008.

NOTE N – Stock Repurchase Program

On May 3, 2008, the Company announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of its common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program established under Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management.  The repurchases are funded from the Company’s working capital.  The Company’s share repurchase program does not have an expiration date, and it may discontinue or suspend the share repurchase program at any time.    All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. As of March 31, 2009, the Company has purchased approximately 1,075,000 shares in open market transactions under the program for approximately $9,970,000 or at an average cost of $9.27 per share.

NOTE O - Comprehensive Loss

Comprehensive loss includes net loss and unrealized losses on available-for-sale marketable securities. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet. For the three months ended March 31, 2009, comprehensive loss was $3,117,000 which includes a net loss of $3,072,000 and an unrealized loss on available-for-sale marketable securities of $45,000.

NOTE P - Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to stock-based compensation arrangements and the fair value of our investments in auction rate securities and auction rate securities right (See Note R –Fair Value Measurements). Actual results could differ from these estimates.

NOTE Q - Commitments and Contingencies

The Company is not currently subject to any material legal proceedings, nor to management’s knowledge is any material legal proceeding threatened against the Company.

NOTE R - Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measures. The adoption of SFAS No. 157 did not significantly change the Company’s valuation of assets or liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all non-recurring nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

The Company’s implementation of SFAS No. 157 for financial assets and liabilities on January 1, 2008, had no effect on its existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs the Company uses to value an asset or a liability.  The following table summarizes the bases used by the Company’s broker dealer to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

	Balance at March 31,	Basis of Fair Value Measurements
	2009	Level 1	Level 2	Level 3
Assets:
Marketable securities – short term	$7,054,000	$7,054,000	$—	$—
Marketable securities – long term	40,950,000	20,970,000	—	19,980,000
	$48,004,000	$28,024,000	$—	$19,980,000

The table below includes a roll forward of the Company’s investments in ARS and the ARSR from January 1, 2009 to March 31, 2009:

Fair value, January 1, 2009	$20,088,000
Unrealized loss included in statement of operations	(108,000)
Fair value, March 31, 2009	$19,980,000

NOTE S – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement relating to financial assets is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 did not have a material impact on our financial statements.  The provisions of SFAS 157 related to other non-financial assets and liabilities were effective on January 1, 2009, and are being applied prospectively.  The adoption of these additional SFAS 157 provisions did not have any impact on the Company’s financial statements.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1”), which is effective for financial statements issued for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive non-forfeitable dividends before they vest will be considered participating securities and included in the basic earning per share calculation.  The adoption of FSP EITF 03-6-1 did not have any effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations. This Statement replaces FASB SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP 141(R)-1 which modified the guidance in SFAS No. 141R related to contingent assets and liabilities.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effect of these changes will be applicable to acquisitions after January 1, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, earlier adoption is prohibited.  The adoption of FSP FAS 142-3 did not have any effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this pronouncement did not have any impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Company believes that the adoption of SFAS 161 will not have a material impact on the Company’s financial statement disclosures since the Company does not have any derivative instruments.

On April 9, 2009, the FASB simultaneously issued the following three FSPs:

•
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to companies for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions.  The guidance includes a reaffirmation of the need to use judgment in certain circumstances.

•
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis

•
FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the existing guidance regarding impairments for investments in debt securities.  Specifically, it changes how companies determine if an impairment is considered to be other-than-temporary and the related accounting.  This standard also provides for increased disclosures.

These FSPs apply to both interim and annual periods and will be effective for us beginning April 1, 2009.  We have evaluated these standards and believe they will have no impact on our financial condition and results of operations.

NOTE T - Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of I.D. Systems, Inc. (the “Company,” “we” or “us”) should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere herein.

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and information that is based on management’s beliefs as well as assumptions made by and information currently available to management.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct.  When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “predict”, “project”, and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and other filings with the Securities and Exchange Commission (the “SEC”).  Any forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors.  The Company undertakes no obligation, and expressly disclaims any obligation, to publicly release the results on any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

The Company makes available through its internet website free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to such reports and other filings made by the Company with the SEC, as soon as practicable after the Company electronically files such reports and filings with the SEC.  The Company’s website address is www.id-systems.com.  The information contained in this website is not incorporated by reference in this report.

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and accordingly, all amounts are approximations.

Overview

The Company develops, markets and sells wireless solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts and airport ground support equipment, and rental vehicles. Our patented Wireless Asset Net system, which utilizes RFID technology, addresses the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable our customers to achieve tangible economic benefits by making timely, informed decisions that increase the security, productivity and efficiency of their operations.

We sell our system to both executive and division-level management. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization.  We work closely with customers to help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments.

During the three months ended March 31, 2009, we generated revenues of $2.9 million, and the U.S. Postal Service, Wal-Mart Stores, Inc. and NACCO Materials Handling Group accounted for 37%, 22% and 12% of our revenues, respectively. During the three months ended March 31, 2008, we generated revenues of $4.3 million, and the U.S. Postal Service accounted for 83% of our revenues.

We are highly dependent upon sales of our system to a few customers. The loss of any of these key customers, or any material reduction in the amount of our products they purchase during a particular period, could materially and adversely affect our revenues for such period.  Conversely, a material increase in the amount of our products purchased by a key customer (or customers) during a particular period could result in a significant increase in our revenues for such period, and such increased revenues may not recur in subsequent periods.  Some of these key customers, as well as other customers of the Company, operate in markets that have suffered business downturns in the past few years or may so suffer in the future, particularly in light of the current global economic downturn, and any material adverse change in the financial condition of such customers could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

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

Our ability to increase our revenues and generate net income will depend on a number of factors, including, for example, our ability to:

•	increase sales of products and services to our existing customers;

•	convert our initial programs into larger or enterprise-wide purchases by our customers;

•	increase market acceptance and penetration of our products; and

•	develop and commercialize new products and technologies.

Critical Accounting Policies

For the three months ended March 31, 2009, there were no changes to the Company’s critical accounting policies as identified in its Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended March 31,
	2008	2009
Revenue:
Products	75.2%	47.0%
Services	24.8	53.0
	100.0	100.0
Cost of Revenues:
Cost of products	35.5	27.2
Cost of services	15.7	18.6

Gross Profit	48.8	54.2

Selling, general and administrative expenses	98.5	143.5
Research and development expenses	16.4	23.5

Loss from operations	(66.1)	(112.9)
Net interest income	19.1	11.8
Other income	--	(3.7)

Net loss	(47.0)%	(104.7)%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

REVENUES. Revenues decreased by $1.4 million, or 32.2%, to $2.9 million in the three months ended March 31, 2009.

Revenues from products decreased by $1.9 million or 57.6%, to $1.4 million in the three months ended March 31, 2009 from $3.3 million in the same period in 2008. The decrease in revenues was attributable to the decrease in the amount of orders received from the United States Postal Service partially offset by an increase in revenue from other customers. Revenue from the United States Postal Service decreased by $2.5 million in the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

 Revenues from services increased by $481,000 or 44.7%, to $1.6 million in the three months ended March 31, 2009 from $1.1 million in the same period in 2008. The increase in service revenue is primarily attributable to more implementation services rendered, increased service revenue rates on a new contract, and increased maintenance revenue.

COST OF REVENUES. Cost of revenues decreased by $871,000, or 39.3%, to $1.3 million in the three months ended March 31, 2009 from $2.2 million for the same period in 2008. The decrease is attributable to the decrease in revenue in 2009. Gross profit was $1.6 million in 2009 compared to $2.1 million in 2008. As a percentage of revenues, gross profit increased to 54.2% in 2009 from 48.8% in 2008. The gross margin increase was attributable to an increased gross margin on service revenue due to a combination of increased maintenance revenue which has higher margins than implementation services and the effect of a renewed contract with increased rates for services.

Cost of products decreased by $738,000, or 48.0%, to $798,000 in the three months ended March 31, 2009 from $1.5 million in the same period in 2008. Gross profit was $580,000 in 2009 compared to $1.7 million in 2008. As a percentage of product revenues, gross profit decreased to 42.0% in 2009 from 52.8% in 2008. During 2009, approximately $96,000 of non-customer specific materials and obsolete inventory sold for a minimal amount (not previously reserved for) negatively impacted the margin for products for the three months ended March 31, 2009.

Cost of services decreased by $133,000, or 19.6%, to $547,000 in the three months ended March 31, 2009 from $680,000 in the same period in 2008. Gross profit was $1.0 million in 2009 compared to $395,000 in 2008. As a percentage of service revenues, gross profit increased to 64.8% in 2009 from 36.7% in 2008.  An increase in maintenance service revenue of $106,000 in the first quarter of 2009 as compared to the same period in 2008 partially added to the increased gross margin since maintenance revenue has a higher gross margin than implementation services. In addition, the effect of a renewed contract with increased revenue rates for services also provided for increased gross profit on service revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $50,000, or 1.2%, to $4.2 million in the three months ended March 31, 2009 compared to $4.3 million in the same period in 2008. This decrease was negligible and cannot be attributed to any specific expense item. As a percentage of revenues, selling, general and administrative expenses increased to 143.5% in the three months ended March 31, 2009 from 98.5% in the same period in 2008 primarily due to the decrease in revenue in the three months ended March 31, 2009. During April of 2009, we reduced our workforce by approximately ten percent. The reduction is expected to yield annual cost savings of approximately $1.0 million. The reductions were not in the area of sales and marketing, as we want to continue to invest in growth opportunities.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $22,000, to $689,000 in the three months ended March 31, 2009 from $711,000 in the same period in 2008. As a percentage of revenues, research and development expenses increased to 23.5% in the three months ended March 31, 2009 from 16.4% in the same period in 2008 due primarily to a decrease in revenue in the three months ended March 31, 2009.

INTEREST INCOME. Interest income decreased by $479,000 to $347,000 in the three months ended March 31, 2009 from $826,000 in the same period in 2008. This decrease was attributable primarily to the decrease in the rate of interest earned on the Company’s various investments.

OTHER EXPENSE.  Other expense of $108,000 in the three months ended March 31, 2008 reflects the change in the fair value of the Company’s investment in auction rate securities and the auction rate security rights.

NET LOSS. Net loss was $3.1 million or $(0.28) per basic and diluted share for the three months ended March 31, 2009 as compared to net loss of $2.0 million or $(0.19) per basic and diluted share for the same period in 2008. The increase in net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, except in the first quarter of 2009 with respect to our line of credit borrowing, the Company’s capital requirements have been funded primarily from the net proceeds from the sale of its securities, including the sale of its common stock upon the exercise of options and warrants and from cash flows generated from operations. As of March 31, 2009, the Company had cash and marketable securities of $66.9 million and working capital of $22.3 million compared to $56.0 million and $30.1 million, respectively, as of December 31, 2008.

Operating Activities:

Net cash used in operating activities was $1.6 million for the three months ended March 31, 2009 compared to net cash used by operating activities of $3.6 million for the same period in 2008. The change was due primarily to a decrease in accounts receivable of $2.8 million and an increase in deferred revenue of $475,000 partially offset by an increase in inventory of $1.2 million.

Investing Activities:

Net cash used by investing activities was $4.9 million for the three months ended March 31, 2009 compared to net cash provided by investing activities of $17.3 million for the same period in 2008. The decrease was due primarily to an increase in the purchase of investments which was partially offset by a decrease in maturities of investments.

Financing Activities:

Net cash provided in financing activities was $12.7 million for the three months ended March 31, 2009 compared to net cash used in financing activities of $2.3 million for the same period in 2008. The increase was due to the borrowing of $12.9 million from the UBS line of credit facility.

Capital Requirements

The Company believes that with the cash it has on hand it will have sufficient funds available to cover its working capital requirements as well complete its stock repurchase program for at least the next 12 months.

The Company’s working capital requirements depend on a variety of factors, including, but not limited to, the length of the sales cycle, the rate of increase or decrease in its existing business base, the success, timing, and amount of investment required to bring new products to market, revenue growth or decline and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company may determine in the future that it requires additional funds to meet its long-term strategic objectives, including completion of potential acquisitions. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants, and the Company cannot make any assurances you that such financing will be extended on terms acceptable to it or at all.

At March 31, 2009, the Company held approximately $20.4 million par value in auction rate securities (“ARS”) ($19.9 million fair value including the ARSR described below, which was valued at $1.8 million at March 31, 2009). These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  In February 2008 and continuing in 2009, these securities failed to sell at auction. These failed auctions represent liquidity risk exposure and are not defaults or credit events.  As holder of the securities, the Company continues to receive interest on the ARS.

The Company purchased all of the ARS it holds from UBS. In October 2008, the Company received an offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell all of its ARS to UBS at a future date (any time during a two-year period beginning June 30, 2010).  The Offer also included a commitment to loan the Company 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral.  In November 2008, the Company accepted the Offer. In exchange for the Offer, the Company provided UBS with a general release of claims (other than certain consequential damages claims) concerning the Company’s ARS and granted UBS the right to purchase the Company's ARS at any time for full par value.

In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against the UBS line of credit facility. Principal payments reduced this obligation to $12,740,000 at March 31, 2009. This line of credit facility is payable on demand. The Company will be paying interest on this obligation based upon the methodology described above, which will partially offset interest earned on the underlying ARS.

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

Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement relating to financial assets is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 did not have a material impact on our financial statements.  The provisions of SFAS 157 related to other non-financial assets and liabilities were effective on January 1, 2009, and are being applied prospectively.  The adoption of these additional SFAS 157 provisions did not have any impact on the Company’s financial statements.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1”), which is effective for financial statements issued for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive non-forfeitable dividends before they vest will be considered participating securities and included in the basic earning per share calculation.  The adoption of FSP EITF 03-6-1 did not have any effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations. This Statement replaces FASB SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP 141(R)-1 which modified the guidance in SFAS No. 141R related to contingent assets and liabilities.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effect of these changes will be applicable to acquisitions after January 1, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, earlier adoption is prohibited.  The adoption of FSP FAS 142-3 did not have any effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this pronouncement did not have any impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Company believes that the adoption of SFAS 161 will not have a material impact on the Company’s financial statement disclosures since the Company does not have any derivative instruments.

On April 9, 2009, the FASB simultaneously issued the following three FSPs:

•
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to companies for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions.  The guidance includes a reaffirmation of the need to use judgment in certain circumstances.

•
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis

•
FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the existing guidance regarding impairments for investments in debt securities.  Specifically, it changes how companies determine if an impairment is considered to be other-than-temporary and the related accounting.  This standard also provides for increased disclosures.

These FSPs apply to both interim and annual periods and will be effective for us beginning April 1, 2009.  We have evaluated these standards and believe they will have no impact on our financial condition and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of March 31, 2009, we had cash, cash equivalents and marketable securities of $66.9 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of March 31, 2009, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to worsen.

At March 31, 2009, the Company held approximately $20.4 million par value in ARS ($19.9 million fair value including the ARSR, which was valued at $1.8 million at March 31, 2009). These ARS represent interests in collateralized pools of student loan receivables issued by agencies  established by counties, cities, states and other municipal entities within the United States.   Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  In February 2008 and continuing in 2009, these securities failed to sell at auction. These failed auctions represent liquidity risk exposure and are not defaults or credit events.  As holder of the securities, the Company continues to receive interest on the ARS, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.

The Company puchased all of the ARS it holds from UBS. In October 2008, the Company received an offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell all of its ARS to UBS at par value at a future date (any time during a two-year period beginning June 30, 2010).  The Offer also included a commitment to loan the Company 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Offer was non-transferable and expired on November 14, 2008.  During November 2008, the Company accepted the Offer. In exchange for the Offer, the Company provided UBS with a general release of claims (other than certain consequential damages claims) concerning our ARS and granted UBS the right to purchase the Company's ARS at any time for full par value.

Given the substantial dislocation in the financial markets and among financial services companies, there can be no assurance that UBS ultimately will have the ability to repurchase the Company's auction rate securities at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS, or that if UBS determines to purchase the Company's auction rate securities at any time, the Company will be able to reinvest the cash proceeds of any such sale at the same interest rate or dividend yield currently being paid to the Company.  Also, as a condition of accepting the auction rate securities rights, the Company was required to sign a release of claims against UBS, which will prevent the Company from making claims against UBS related to the Company's investment in auction rate securities, other than claims for consequential damages.

Item 4.  Controls And Procedures

a.	Disclosure controls and procedures.

During the first three months of 2009, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of March 31, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of March 31, 2009 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b.	Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1a. Risk Factors

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 14, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2008, the Company announced that its Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program established under Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined in the discretion of our management.  The repurchases are funded from our working capital.  Our share repurchase program does not have an expiration date, and we may discontinue or suspend the share repurchase program at any time.  All shares of common stock repurchased under our share repurchase program are held as treasury stock.

The Company did not purchase any shares of its common stock under the repurchase program during the three-month period ended March 31, 2009.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

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

I.D. Systems, Inc.

Dated: May 11, 2009	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2009	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer (Principal Financial Officer)