Form 10-Q
period 2009-06-30
ID SYSTEMS INC
filed 2009-08-10
CIK 49615

  U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

Yes ☐                                No ☒

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of the close of business on August 10, 2009 was 11,075,059.

 INDEX

I.D. Systems, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

I.D. Systems, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2008*	June 30, 2009
		(Unaudited)

ASSETS
Cash and cash equivalents	$12,558,000	$18,436,000
Restricted cash	230,000	-
Investments – short term	8,550,000	12,357,000
Accounts receivable, net	8,245,000	2,680,000
Unbilled receivables	168,000	124,000
Inventory, net	3,273,000	5,509,000
Interest receivable	217,000	171,000
Prepaid expenses and other current assets	261,000	255,000
Total current assets	33,502,000	39,532,000

Investments – long term	34,911,000	36,162,000
Fixed assets, net	1,050,000	1,051,000
Goodwill	200,000	200,000
Other intangible assets	178,000	178,000
Other assets	107,000	107,000

	$69,948,000	$77,230,000
LIABILITIES
Accounts payable and accrued expenses	$2,175,000	$1,223,000
Line of credit	-	12,666,000
Deferred revenue	424,000	253,000
Total current liabilities	2,599,000	14,142,000

Deferred revenue	231,000	388,000
Deferred rent	33,000	22,000 ,000
Total liabilities	2,863,000	14,552,000

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $.01 par value; 12,082,000 and 12,283,000 shares issued at December 31, 2008 and June 30, 2009, respectively; shares outstanding, 10,893,000 and 11,074,000 at December 31, 2008 and June 30, 2009, respectively	120,000	120,000
Additional paid-in capital	101,437,000	102,495,000
Accumulated deficit	(23,667,000)	(29,063,000)
Accumulated other comprehensive income	46,000	42,000
	77,936,000	73,594,000
Treasury stock; 1,189,000 shares and 1,209,000 shares at cost at December 31, 2008 and June 30, 2009, respectively	(10,851,000)	(10,916,000)
Total stockholders’ equity	67,085,000	62,678,000
Total liabilities and stockholders’ equity	$69,948,000	$77,230,000

* Derived from audited balance sheet as of December 31, 2008.

I.D. Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Revenue:
Products	$3,471,000	$1,771,000	$6,724,000	$3,149,000
Services	1,989,000	913,000	3,064,000	2,469,000
	5,460,000	2,684,000	9,788,000	5,618,000
Cost of Revenue:
Cost of products	1,678,000	890,000	3,214,000	1,688,000
Cost of services	917,000	323,000	1,597,000	870,000
	2,595,000	1,213,000	4,811,000	2,558,000

Gross Profit	2,865,000	1,471,000	4,977,000	3,060,000

Selling, general and administrative expenses	4,278,000	3,764,000	8,539,000	7,975,000
Research and development expenses	708,000	691,000	1,419,000	1,380,000

Loss from operations	(2,121,000)	(2,984,000)	(4,981,000)	(6,295,000)
Interest income	593,000	283,000	1,419,000	630,000
Interest expense	—	(43,000)	—	(43,000)
Other income, net	—	420,000	—	312,000

Net loss	$(1,528,000)	$(2,324,000)	$(3,562,000)	$(5,396,000)

Net loss per share – basic and diluted	$(0.14)	$(0.21)	$(0.33)	$(0.49)

Weighted average common shares outstanding – basic and diluted	10,857,000	10,916,000	10,869,000	10,906,000

I.D. Systems, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Stock	Equity

Balance at December 31, 2008	12,082,000	$120,000	$101,437,000	$(23,667,000)	$46,000	$(10,851,000)	$67,085,000

Net loss				(5,396,000)			(5,396,000)
Comprehensive loss - unrealized loss on investments					(6,000)		(6,000)
Foreign currency translation adjustment					2,000		2,000
Total comprehensive loss							(5,400,000)

Shares withheld pursuant to issuance
of restricted and performance stock						(65,000)	(65,000)
Issuance of restricted and performance stock	201,000
Stock based compensation – restricted stock			78,000				78,000
Stock based compensation - options			980,000				980,000

Balance at June 30, 2009 (Unaudited)	12,283,000	$120,000	$102,495,000	$(29,063,000)	$42,000	$(10,916,000)	$62,678,000

I.D. Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2008	2009
Cash flows from operating activities:

Net loss	$(3,562,000)	$(5,396,000)
Adjustments to reconcile net loss to cash used in operating activities:
Accrued interest income	33,000	46,000
Stock-based compensation expense	1,642,000	1,058,000
Depreciation and amortization	283,000	277,000
Change in fair value of investments	—	(312,000)
Deferred rent expense	(11,000)	(11,000)
Deferred revenue	590,000	(14,000)
Changes in:
Restricted cash	—	230,000
Accounts receivable	(2,671,000)	5,565,000
Unbilled receivables	(914,000)	44,000
Inventory	1,172,000	(2,236,000)
Prepaid expenses and other assets	(10,000)	6,000
Accounts payable and accrued expenses	(910,000)	(1,017,000)
Net cash used in operating activities	(4,358,000)	(1,760,000)

Cash flows from investing activities:
Purchase of fixed assets	(77,000)	(278,000)
Business acquisition	(573,000)	—
Purchase of investments	(4,526,000)	(34,607,000)
Maturities of investments	18,955,000	29,855,000

Net cash provided by (used in) investing activities	13,779,000	(5,030,000)

Cash flows from financing activities:
Repayment of term loan	(19,000)	—
Proceeds from exercise of stock options	1,106,000	—
Purchase of treasury shares	(3,161,000)	—
Borrowing on line of credit	—	12,900,000
Principal payments on line of credit	—	(234,000)

Net cash (used in) provided by financing activities	(2,074,000)	12,666,000
Effects of foreign currency translation adjustment	—	2,000
Net increase in cash and cash equivalents	7,347,000	5,878,000
Cash and cash equivalents - beginning of period	5,103,000	12,558,000
Cash and cash equivalents - end of period	$12,450,000	18,436,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$43,000
Noncash activities:
Unrealized loss on investments	$(1,462,000)	$(6,000)
Shares withheld pursuant to stock issuance	$89,000	$65,000

I.D. Systems, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009

NOTE A – Organization and Consolidation Policy

The condensed consolidated financial statements include the accounts of I.D. Systems, Inc. (the “Company”) and its wholly owned foreign subsidiary I.D. Systems, GmbH (“GmbH”). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2009, the consolidated results of its operations for the three- and six- month periods ended June 30, 2008 and 2009 respectively, the consolidated change in stockholders equity for the six months ended June 30, 2009 and consolidated cash flows for the six-month periods ended June 30, 2008 and 2009.  The results of operations for the six-month period ended June 30, 2009 are not necessarily indicative of the operating results for the full year.  It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K.

NOTE B – Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents unless they are legally or contractually restricted.  The Company’s cash and cash equivalent balances exceed FDIC limits.

NOTE C – Investments

The Company’s investments include debt securities, government and state agency bonds, corporate bonds and auction rate certificates, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). For the three- and six- month periods ended June 30, 2009, the Company reported unrealized loss of $38,000 and $40,000, respectively on available for sale securities in comprehensive loss. Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company has classified as short-term those securities that mature within one year, and all other securities are classified as long-term.

The Company’s investments include auction rate securities (“ARS”) and an auction rate securities right (“ARSR”), each as described below.

The Company has classified its ARS investments as trading securities as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and has elected to account for its ARSR investment using the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.”  Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on the Company’s statements of operations.

At June 30, 2009, the Company held approximately $20.4 million par value in ARS ($20.4 million fair value including the ARSR, which was valued at $1.7 million at June 30, 2009). These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States.   Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  In February 2008 and continuing in 2009, these securities failed to sell at auction. These failed auctions represent liquidity risk exposure and are not defaults or credit events.  As a holder of the securities, the Company continues to receive interest on the ARS, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.

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

The Company’s right under the ARSR is in substance a put option with the strike price equal to the par value of the ARS.  The Company records this right as an asset and measures it at fair value under SFAS No. 159, with the resultant gain or loss recognized in earnings. The Company has classified the ARS as trading securities. Pursuant to SFAS No. 159, the Company recognized the following gain or (loss) in the consolidated statement of operations for the three and six months ended June 30, 2009 from the change in the fair value of these instruments:

			Unrealized
	Fair Value at	Fair Value at	Gain
Three months ended June 30, 2009	March 31, 2009	June 30, 2009	(Loss)

Auction Rate Securities	$18,179,000	$18,681,000	$502,000
Auction Rate Securities – Rights	1,800,000	1,718,000	(82,000)

Net unrealized gain recognized for the three months ended June 30, 2009	$19,979,000	$20,399,000	$420,000

			Unrealized
	Fair Value at	Fair Value at	Gain
Six months ended June 30, 2009	December 31, 2008	June 30, 2009	(Loss)

Auction Rate Securities	$18,117,000	$18,681,000	$564,000
Auction Rate Securities – Rights	1,970,000	1,718,000	(252,000)

Net unrealized gain recognized for the six months ended June 30, 2009	$20,087,000	$20,399,000	$312,000

The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows was subtracted from the current fair market value of the security and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.

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

NOTE D – Inventory

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

NOTE E – Unbilled Receivables and Deferred Revenue

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. As the systems are delivered, and services are performed and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. At December 31, 2008 and June 30, 2009, unbilled receivables were $168,000 and $124,000, respectively, and deferred revenue was $655,000 and $641,000, respectively.

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

At December 31, 2008, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name, its acquired intangible assets. The Company also determined that the use of indefinite lives for the customer list and trademark and trade name remains applicable at December 31, 2008 and the Company expects to derive future benefits from these intangible assets. As of June 30, 2009, there were no indications of impairment.

NOTE G - Net Loss Per Share of Common Stock

 Net loss per share for the three months and six months ended June 30, 2008 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Basic and diluted loss per share
Net loss	$(1,528,000)	$(2,324,000)	$(3,562,000)	$(5,396,000)

Weighted average shares outstanding	10,857,000	10,916,000	10,869,000	10,906,000

Basic and diluted net loss per share	$(0.14)	$(0.21)	$(0.33)	$(0.49)

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. For the three-month and six-month periods ended June 30, 2008 and 2009, the basic and diluted weighted average shares outstanding were the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive.

NOTE H – Revenue Recognition

The Company's revenues are derived from contracts with multiple element arrangements, which include the Company's system, training and technical support. Revenue is allocated to each element based upon vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue is recognized as each element is earned based on the selling price of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company's system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is when the system has been delivered, persuasive evidence of an arrangement exists, sales price is fixed and determinable, collectability is reasonably assured and contractual obligations have been satisfied. Training and technical support revenue is generally recognized at time of performance.

The Company also enters into post-contract maintenance and support agreements. Revenue is recognized over the service period and the cost of providing these services is expensed as incurred.

NOTE I – Stock-based Compensation Plans

The Company adopted the 1995 Stock Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company also adopted the 1999 Stock Option Plan pursuant to which the Company had the right to grant stock awards and options to purchase up to 2,813,000 shares of common stock. The Company also adopted the 1999 Director Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 600,000 shares of common stock.

The Company adopted the 2007 Equity Compensation Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 2,000,000 shares of common stock. The Company also adopted the 2009 Director Option Plan pursuant to which the Company may grant options to purchase up to an aggregate of 300,000 shares of common stock. The plans are administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine, among other things, the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

The Company accounts for stock-based employee compensation under SFAS No. 123(R), “Share-Based Payment,” which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded $857,000 and $499,000 in stock-based compensation expense for the three month periods ended June 30, 2008 and 2009, respectively, and a $1,642,000 and $1,058,000 expense for the six month periods ended June 30, 2008 and 2009, respectively.

The following table summarizes the activity of the Company’s stock options for the six months ended June 30, 2009:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,601,000	$9.81
Granted	317,000	3.58
Exercised	-	-
Forfeited	(92,000)	10.92

Outstanding at end of period	2,826,000	$9.08	6 years	$70,000

Exercisable at end of period	1,758,000	$9.69	4 years	$46,000

As of June 30, 2009, there was approximately $3,895,000 of unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.06 years.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	June 30
	2008	2009
Volatility	74%	72%
Expected life of options	5 years	5 years
Risk free interest rate	3%	2%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of the Company’s stock and the expected life of options is based on historical data with respect to employee exercise periods.

The weighted average fair value of options granted during the six months ended June 30, 2008 and 2009 was $5.00 and $1.85, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2009 was $1,355,000 and $0, respectively.

Under SFAS No. 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

NOTE J – Line of Credit

In October 2008, the Company received an offer (the “Offer”) from UBS for a put right  (the “ARSR”) permitting the Company to sell to UBS at par value all ARS held by the Company, all of which were purchased by the Company from UBS, at a future date (any time during a two-year period beginning June 30, 2010).  Included as part of the Offer, the Company received a commitment to obtain a loan for 75% of the UBS-determined value of the ARS at any time until the put option is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Company accepted the Offer in November 2008. In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against this credit facility. Principal payments reduced the Company’s obligation to $12,666,000 at June 30, 2009. This line of credit facility is payable on demand.

NOTE K – Restricted Stock

The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the six months ended June 30, 2009 is as follows:

		Weighted
		Average
	Non-vested Shares	Grant Date Fair Value

Non-vested at January 1, 2009	31,000	$9.49
Granted	161,000	3.54
Vested	(20,000)	10.55
Forfeited	-

Non-vested at June 30, 2009	172,000	$3.78

For the six months ended June 30, 2008 and 2009, the Company recorded a $380,000 and $79,000 stock-based compensation expense, respectively, in connection with restricted stock grants. As of June 30, 2009, there was $604,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over three years.

NOTE L – Performance Shares

In June 2009, the Compensation Committee granted restricted stock unit (RSU) awards representing 233,000 “performance shares” to key employees pursuant to the Company’s 2007 Equity Compensation Plan.  The aggregate grant date fair value of these awards is $825,000.  The issuance of the shares of the Company’s common stock underlying the RSUs is subject to the achievement of stock price targets with respect to the Company’s common stock.  The extent of achievement of the stock price targets will be determined at the end of a measurement period ending shortly after the announcement of the Company’s financial results for fiscal year 2011.  Interim measurements also will be made with respect to fiscal years 2009 and 2010.  Under normal circumstances, (to the extent the stock price targets are achieved), performance shares will be awarded after the end of the entire measurement period.  In certain limited circumstances, achievement of stock price targets at the interim measurement dates may result in the award of a portion of the performance shares prior to the end of the entire measurement period (such as in the event of a termination of employment without cause).  Achievement of the stock price targets at the interim measurement dates also may factor into the final determination of the number of performance shares to be awarded at the end of the entire measurement period.  If the stock price targets are not met at the interim measurement dates and the final measurement date, no performance shares will be awarded and the shares underlying the RSUs will automatically be returned to the 2007 Equity Compensation Plan.  If the stock price targets are met, then all or a portion of the performance shares will be issued to the employees, depending on the extent to which the stock price targets have been achieved.  As of June 30, 2009, the Company has determined that it is not probable that the stock price targets that would trigger the issuance of performance shares will be achieved and therefore has not recorded compensation expense in connection with these RSU grants.

NOTE M – Income Taxes

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of June 30, 2009, the Company had provided a valuation allowance to fully reserve its net operating loss carry forwards, primarily as a result of anticipated net losses for income tax purposes.

NOTE N − Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, and investments in securities including ARS and ARSR are carried at fair value and accounts payable, line of credit, and other liabilities approximate their fair values due to the short period to maturity of these instruments.  The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’ collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.

NOTE O - Concentration of Customers

Two customers accounted for 29% and 16% of the Company’s revenue during the six-month period ended June 30, 2009. The same two customers accounted for 29% and 10% of the Company’s accounts receivable and unbilled receivables as of June 30, 2009.

One customer accounted for 80% of the Company’s revenue during the six-month period ended June 30, 2008. This same customer accounted for 80% of the Company’s accounts receivable and unbilled receivables as of June 30, 2008.

NOTE P – Stock Repurchase Program

On May 3, 2008, the Company announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of its common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program established under Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management.  The repurchases are funded from the Company’s working capital.  The Company’s share repurchase program does not have an expiration date, and the Company may discontinue or suspend the share repurchase program at any time.    All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. As of June 30, 2009, the Company has purchased approximately 1,075,000 shares in open market transactions under the program for an aggregate of approximately $9,970,000 or an average cost of $9.27 per share.

NOTE Q - Comprehensive Loss

Comprehensive loss includes net loss, unrealized losses on available-for-sale marketable securities and changes in the Company’s foreign currency translation adjustment account. Cumulative unrealized gains and losses on available-for-sale marketable securities are reflected as accumulated other comprehensive loss in consolidated stockholders’ equity on the Company’s consolidated balance sheet. Also reported in other comprehensive income/loss are changes in the foreign currency translation adjustment account resulting from translation of the Company’s wholly owned foreign subsidiary financial statements to U.S. dollars.

For the six months ended June 30, 2009, comprehensive loss was $5,400,000, which includes a net loss of $5,396,000, an unrealized loss on available-for-sale marketable securities of $6,000 and a gain of $2,000 in the foreign currency translation adjustment account.

NOTE R - Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to stock-based compensation arrangements and the fair value of our investments in auction rate securities and the auction rate securities right (See Note T –Fair Value Measurements). Actual results could differ from these estimates.

NOTE S - Commitments and Contingencies

The Company is not currently subject to any material legal proceedings, nor to management’s knowledge is any material legal proceeding threatened against the Company.

NOTE T - Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measures. The adoption of SFAS No. 157 did not significantly change the Company’s valuation of assets or liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delayed the effective date of SFAS No. 157 for all non-recurring non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

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

The Company’s implementation of SFAS No. 157 for financial assets and liabilities on January 1, 2008, had no effect on its existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs the Company uses to value an asset or a liability.  The following table summarizes the bases used by the Company’s broker-dealer to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

	Balance at June 30,	Basis of Fair Value Measurements
	2009	Level 1	Level 2	Level 3
Assets:
Marketable securities – short term	$12,357,000	$12,357,000	$—	$—
Marketable securities – long term	36,162,000	15,763,000	—	20,399,000
	$48,519,000	$28,120,000	$—	$20,399,000

The table below includes a roll forward of the Company’s investments in ARS and the ARSR from January 1, 2009 to June 30, 2009:

Fair value, January 1, 2009	$20,087,000
Unrealized gain included in condensed consolidated statement of operations	312,000
Fair value, June 30, 2009	$20,399,000

NOTE U – Wholly Owned Foreign Subsidiary

In May 2009, the Company formed an entity in Germany - I.D. Systems, GmbH (the “GmbH”). This foreign entity is wholly owned by I.D. Systems, Inc. The GmbH financial statements are consolidated with the financial statements of I.D. Systems, Inc. The objective of forming this organization is to streamline the Company’s growing European operations thereby affording the Company the benefits of having a company registered in that international market.

For the short-period from May 15, 2009 to June 30, 2009, the GmbH had minimal operating activity and transactions. Net income of the GmbH was $5,600 and total assets were $42,000. The GmbH operates in a local currency environment using the Euro as its base currency.

NOTE V – Foreign Currency Translation

Income and expense accounts of foreign operations are translated at weighted average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. The translation of the GmbH’s financial statements at June 30, 2009 resulted in a translation gain of $2,000 which is included in comprehensive loss in condensed consolidated stockholders’ equity.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. For the six months ended June 30, 2009, a foreign currency gain of $22,000 is included as an offset to selling, general and administrative expenses in the condensed consolidated statement of operations.

NOTE W – Rights Agreement

In July 2009, the Company amended its Amended and Restated Certificate of Incorporation in order to create a new series of preferred stock, to be designated the “Series A Junior Participating Preferred Stock” (hereafter referred to as “Preferred Stock”), and the number of shares constituting the Preferred Stock is 100,000.  Shareholders of the Preferred Stock will be entitled to certain minimum quarterly dividend rights, voting rights, and liquidation preferences.  Because of the nature of the Series A Preferred Stock’s dividend, liquidation and voting rights, the value of a share of Preferred Stock is expected to approximate the value of one share of the Company’s common stock.

In July 2009, the Company also adopted a shareholder rights plan (the “Rights Plan”), which entitles the holders of the rights to purchase from the Company 1/1,000th (subject to prospective anti-dilution adjustments) of a share of Preferred Stock of the Company at a purchase price of $19.47 (a “Right”).  The Rights Plan has a three-year term with the possibility of two separate three-year renewals.  Until a Right is exercised or exchanged in accordance with the provisions of the rights agreement governing the Rights Plan, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote for the election of directors or upon any matter submitted to stockholders of the Company or to receive dividends or subscription rights. The Rights were registered with the Securities and Exchange Commission in July 2009.

On June 29, 2009, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of common stock.  The dividend is payable on July 13, 2009 to the stockholders of record on that date.

NOTE X – Recent Accounting Pronouncements

 In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1), the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through August 10, 2009 which is the date that these financial statements were filed with the Securities and Exchange Commission.

In June 2009, the FASB issued SFAS No. 166,“Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative.

NOTE Y - Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of I.D. Systems, Inc. (the “Company,” “we” or “us”) should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and information that is based on management’s beliefs as well as assumptions made by and information currently available to management.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct.  When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “predict”, “project”, and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and other filings with the Securities and Exchange Commission (the “SEC”).  Any forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors.  The Company undertakes no obligation, and expressly disclaims any obligation, to publicly release the results on any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

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

During the six months ended June 30, 2009, we generated revenues of $5.6 million, and the U.S. Postal Service and Wal-Mart Stores, Inc. accounted for 29% and 16% of our revenues, respectively. During the six months ended June 30, 2008, we generated revenues of $ 9.8 million, and the U.S. Postal Service accounted for 80% of our revenues.

We are highly dependent upon sales of our system to a few customers. The loss of any of these key customers, or any material reduction in the amount of our products they purchase during a particular period, could materially and adversely affect our revenues for such period, as had occurred with the U.S. Postal Service during the first half of 2009. Conversely, a material increase in the amount of our products purchased by a key customer (or customers) during a particular period could result in a significant increase in our revenues for such period, and such increased revenues may not recur in subsequent periods.  Some of these key customers, as well as other customers of the Company, operate in markets that have suffered business downturns in the past few years or may so suffer in the future, particularly in light of the current global economic downturn, and any material adverse change in the financial condition of such customers could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

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

The timing of the deployment of our solutions may vary widely and will depend on the specific deployment plan of each customer, the complexity of the customer’s organization and the difficulty of such deployment. Customers with substantial or complex organizations may deploy our solutions in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict the timing or size of these sales and deployment cycles. Long sales cycles, as well as our expectation that customers will tend to place large orders sporadically with short lead times, may cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter.

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

Critical Accounting Policies

For the six months ended June 30, 2009, there were no changes to the Company’s critical accounting policies as identified in its Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Revenue:
Products	63.6%	66.0%	68.7%	56.1%
Services	36.4	34.0	31.3	43.9
	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of products	30.7	33.1	32.8	30.0
Cost of services	16.8	12.0	16.3	15.5

Total gross profit	52.5	54.9	50.8	54.5

Selling, general and administrative expenses	78.4	140.2	87.2	142.0
Research and development expenses	13.0	25.8	14.5	24.6

Loss from operations	(38.9)	(111.1)	(50.9)	(112.1)
Interest income, net	10.9	10.5	14.5	11.2
Interest expense	—	(1.6)		(0.8)
Other income	—	15.6	—	5.6

Net loss	(28.0)%	(86.6)%	(36.4)%	(96.0)%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

REVENUES. Revenues decreased by $2.8 million, or 50.8%, to $2.7 million in the three months ended June 30, 2009.

Revenues from products decreased by $1.7 million or 49.0%, to $1.8 million in the three months ended June 30, 2009 from $3.5 million in the same period in 2008. The decrease in revenues was attributable to the decrease in the amount of orders received from the United States Postal Service due to a spending freeze in the amount of $2.4 million, partially offset by an increase in revenue from other customers.

 Revenues from services decreased by $1.1 million or 54.1%, to $913,000 in the three months ended June 30, 2009 from $2.0 million in the same period in 2008. The decrease in service revenue is primarily attributable a decrease in the amount of services rendered to the United States Postal Service in the amount of $1.3 million during the three months ended June 30, 2009, partially offset by increased maintenance revenue from other customers.

COST OF REVENUES. Cost of revenues decreased by $1.4 million, or 53.3%, to $1.2 million in the three months ended June 30, 2009 from $2.6 million for the same period in 2008. The decrease is attributable to the decrease in revenue in 2009. Gross profit was $1.5 million in 2009 compared to $2.9 million in 2008. As a percentage of revenues, gross profit increased to 54.8% in 2009 from 52.5% in 2008.

Cost of products decreased by $788,000, or 47.0%, to $890,000 in the three months ended June 30, 2009 from $1.7 million in the same period in 2008. Gross profit was $881,000 in 2009 compared to $1.8 million in 2008. As a percentage of product revenues, gross profit decreased to 49.7% in 2009 from 51.7% in 2008. The decrease in gross profit was due to lower revenue in 2009 resulting in fixed expenses having a greater impact on the gross profit percentage in 2009.

Cost of services decreased by $594,000, or 64.8%, to $323,000 in the three months ended June 30, 2009 from $917,000 in the same period in 2008. Gross profit was $590,000 in 2009 compared to $1.1 million in 2008. As a percentage of service revenues, gross profit increased to 64.6% in 2009 from 53.9% in 2008.  The gross margin increase was due to a mix in service revenue. During the three months ended June 30, 2008 a higher percentage of our service revenue was for vehicle and infrastructure installations for the United States Postal Service. Those services are performed by subcontractors and have lower gross margins than training and support services performed by our own field staff. Maintenance revenue which has higher margins also increased by $147,000 in the three months ended June 30, 2009 compared to June 30, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $514,000, or 12.0%, to $3.8 million in the three months ended June 30, 2009 compared to $4.3 million in the same period in 2008. This decrease was primarily attributable to a reduction of non-payroll related selling expenses in the amount of $129,000 and reduced stock-based compensation expense of $329,000 for the three months ended June 30, 2009. As a percentage of revenues, selling, general and administrative expenses increased to 140.2% in the three months ended June 30, 2009 from 78.4% in the same period in 2008 primarily due to the decrease in revenue in the three months ended June 30, 2009. During April of 2009, we reduced our workforce by approximately ten percent. The reduction is expected to yield annual cost savings of approximately $1.0 million. The reductions were not in the area of sales and marketing, as we want to continue to invest in growth opportunities.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $17,000, or 2.4%, to $691,000 in the three months ended June 30, 2009 from $708,000 in the same period in 2008. As a percentage of revenues, research and development expenses increased to 25.7% in the three months ended June 30, 2009 from 13.0% in the same period in 2008 due primarily to a decrease in revenue in the three months ended June 30, 2009 as discussed above.

INTEREST INCOME. Interest income decreased by $310,000 to $283,000 in the three months ended June 30, 2009 from $593,000 in the same period in 2008. This decrease was attributable primarily to the decrease in the rate of interest earned on the Company’s various investments.

INTEREST EXPENSE  Interest expense increased by $43,000 in the three months ended June 30, 2009 from $0 in the same period in 2008. This increase was due to interest expense incurred on the Company’s line of credit facility which was not in place during 2008.

OTHER INCOME.  Other income of $420,000 in the three months ended June 30, 2008 reflects the change in the fair value of the Company’s investment in auction rate securities and the auction rate security rights.

NET LOSS. Net loss was $2.3 million, or $(0.21) per basic and diluted share, for the three months ended June 30, 2009 as compared to net loss of $1.5 million or $(0.14) per basic and diluted share for the same period in 2008. The increase in net loss was due primarily to the reasons described above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

REVENUES. Revenues decreased by $4.2 million, or 42.6%, to $5.6 million in the six months ended June 30, 2009.

Revenues from products decreased by $3.6 million, or 53.2%, to $3.1 million in the six months ended June 30, 2009 from $6.7 million in the same period in 2008. The decrease in revenues was primarily attributable to the decrease in the amount of orders received from the United States Postal Service due to a spending freeze in the amount of $4.9 million offset by increases in revenue from other customers.

Revenues from services decreased by $595,000, or 19.4%, to $2.5 million in the six months ended June 30, 2009 from $3.1 million in the same period in 2008. The decrease in revenues was primarily attributable to a decrease in field service product implementations and installations partially offset by increased maintenance revenue contracts.

COST OF REVENUES. Cost of revenues decreased by $2.3 million, or 46.8%, to $2.6 million in the six months ended June 30, 2009. The decrease was attributable to the decrease in revenue in 2009. Gross profit was $3.1 million in 2009 compared to $5.0 million in 2008. As a percentage of revenues, gross profit increased to 54.5% in 2009 from 50.8% in 2008.

Cost of products decreased by $1.5 million, or 47.5%, to $1.7 million in the six months ended June 30, 2009 from $3.2 million in the same period in 2008. Gross profit for products was $1.5 million in 2009 compared to $3.5 million in 2008. As a percentage of product revenues, gross profit decreased to 46.4% in 2009 from 52.2% in 2008. The decrease in gross profit was due to lower revenue in 2009 resulting in fixed expenses having a greater impact on the gross profit percentage in 2009.

Cost of services decreased by $727,000, or 45.5%, to $870,000 in the six months ended June 30, 2009 from $1.6 million in the same period in 2008. Gross profit for services was $1.6 million in 2009 compared to $1.5 million in 2008. As a percentage of service revenues, gross profit increased to 64.8% in 2009 from 47.9% in 2008. The gross margin increase was due to a mix in service revenue. During the six months ended June 30, 2008 a higher percentage of our service revenue was for vehicle and infrastructure installations for the United States Postal Service. Those services are performed by subcontractors and have lower gross margins than training and support services performed by our own field staff. Maintenance revenue which has higher margins also increased by $253,000 in the six months ended June 30, 2009 compared to June 30, 2008.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $564,000, or 6.6%, to $8.0 million in the six months ended June 30, 2009 compared to $8.5 million in the same period in 2008. This decrease was primarily attributable to a reduction of non-payroll related selling expenses in the amount of $136,000 and reduced stock-based compensation expense of $548,000 for the six months ended June 30, 2009. As a percentage of revenues, selling, general and administrative expenses increased to 142% in the six months ended June 30, 2009 from 87.2% in the same period in 2008 due to a decrease in revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $39,000, or 2.7%, to $1.38 million in the six months ended June 30, 2009 from $1.42 million in the same period in 2007. As a percentage of revenues, research and development expenses increased to 24.6% in the six months ended June 30, 2009 from 14.5% in the same period in 2008 due primarily to a decrease in revenue in the six months ended June 30, 2009, as discussed above.

INTEREST INCOME. Interest income decreased $789,000 to $630,000 in the six months ended June 30, 2009 from $1.4 million in the same period in 2008. This decrease was attributable primarily to the decrease in interest rates earned on the Company’s investments.

INTEREST EXPENSE  Interest expense increased by $43,000 in the three months ended June 30, 2009 from $0 in the same period in 2008. This increase was due to interest expense incurred on the Company’s line of credit facility which was not in place during 2008.

OTHER INCOME. Other income of $312,000 in the six months ended June 30, 2008 reflects the change in the fair value of the Company’s investment in auction rate securities and the auction rate security rights.

NET LOSS. Net loss was $5.4 million, or $(0.49) per basic and diluted share, for the six months ended June 30, 2009 as compared to net loss of $3.6 million, or $(0.33) per basic and diluted share, for the same period in 2008. The increase in net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, except in the first quarter of 2009 with respect to our line of credit borrowing, the Company’s capital requirements have been funded primarily from the net proceeds from the sale of its securities, including the sale of its common stock upon the exercise of options and warrants and from cash flows generated from operations. As of June 30, 2009, the Company had cash and marketable securities of $67.0 million and working capital of $25.4 million compared to $56.0 million and $30.9 million, respectively, as of December 31, 2008.

Operating Activities

Net cash used in operating activities was $1.8 million for the six months ended June 30, 2009, compared to net cash used by operating activities of $4.4 million for the same period in 2008. The change was due primarily to a decrease in accounts and unbilled receivables partially offset by an increase in inventory and the increase in net loss for the period.

Investing Activities

Net cash used by investing activities was $5.0 million for the six months ended June 30, 2009, compared to net cash provided by investing activities of $13.8 million for the same period in 2008. The change was due primarily to an increase in the purchase of investments which was partially offset by an increase in maturities of investments.

Financing Activities

Net cash provided in financing activities was $12.7 million for the six months ended June 30, 2009, compared to net cash used in financing activities of $2.1 million for the same period in 2008. The increase was due to the borrowing of $12.9 million from the UBS line of credit facility.

Capital Requirements

The Company believes that with the cash and investments it has on hand it will have sufficient funds available to cover its working capital requirements.

The Company’s working capital requirements depend on a variety of factors, including, but not limited to, the length of the sales cycle, the rate of increase or decrease in its existing business base, the success, timing, and amount of investment required to bring new products to market, revenue growth or decline and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company may determine in the future that it requires additional funds to meet its long-term strategic objectives, including completion of potential acquisitions. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants, and the Company cannot make any assurances that such financing will be available on terms acceptable to it or at all.

At June 30, 2009, the Company held approximately $20.4 million par value in auction rate securities (“ARS”) ($20.4 million fair value including the ARSR described below, which was valued at $1.7 million at June 30, 2009). These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  In February 2008 and continuing in 2009, these securities failed to sell at auction. These failed auctions represent liquidity risk exposure and are not defaults or credit events.  As holder of the securities, the Company continues to receive interest on the ARS.

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

In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against the UBS line of credit facility. Principal payments reduced this obligation to $12,666,000 at June 30, 2009. This line of credit facility is payable on demand. The Company will be paying interest on this obligation based upon the methodology described above, which will partially offset interest earned on the underlying ARS.

Given the substantial dislocation in the financial markets and among financial services companies, there can be no assurance that UBS ultimately will have the ability to repurchase the Company's ARS at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS, or that if UBS determines to purchase the Company's ARS at any time, the Company will be able to reinvest the cash proceeds of any such sale at the same interest rate or dividend yield currently being paid to the Company under the ARS.  Also, as a condition of accepting the ARSR, the Company was required to sign a release of claims against UBS, which will prevent the Company from making claims against UBS related to the Company's investment in ARS, other than claims for consequential damages.

Impact of Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1), the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through August 10, 2009 which is the date that these financial statements were filed with the Securities and Exchange Commission.

In June 2009, the FASB issued SFAS No. 166 ,“Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of June 30, 2009, we had cash, cash equivalents and marketable securities of $67.0 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of June 30, 2009, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to worsen.

At June 30, 2009, the Company held approximately $20.4 million par value in ARS ($20.4 million fair value including the ARSR, which was valued at $1.7 million at June 30, 2009). These ARS represent interests in collateralized pools of student loan receivables issued by agencies  established by counties, cities, states and other municipal entities within the United States.   Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  In February 2008 and continuing in 2009, these securities failed to sell at auction. These failed auctions represent liquidity risk exposure and are not defaults or credit events.  As holder of the securities, the Company continues to receive interest on the ARS, and the securities continue to be auctioned at pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.

The Company purchased all of the ARS it holds from UBS. In October 2008, the Company received an offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell all of its ARS to UBS at par value at a future date (any time during a two-year period beginning June 30, 2010).  The Offer also included a commitment to loan the Company 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Offer was non-transferable and would have expired on November 14, 2008.  During November 2008, the Company accepted the Offer. In exchange for the Offer, the Company provided UBS with a general release of claims (other than certain consequential damages claims) concerning the ARS and granted UBS the right to purchase the Company's ARS at any time for full par value.

Given the substantial dislocation in the financial markets and among financial services companies, there can be no assurance that UBS ultimately will have the ability to repurchase the Company's ARS at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS, or that if UBS determines to purchase the Company's ARS at any time, the Company will be able to reinvest the cash proceeds of any such sale at the same interest rate or dividend yield currently being paid to the Company.  Also, as a condition of accepting the ARSR, the Company was required to sign a release of claims against UBS, which will prevent the Company from making claims against UBS related to the Company's investment in ARS, other than claims for consequential damages.

Item 4.  Controls And Procedures

a.           Disclosure controls and procedures.

During the first six months of 2009, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of June 30, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of June 30, 2009 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b.           Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not purchase any shares of its common stock under the repurchase program during the quarter ended June 30, 2009.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders (the “Annual Meeting”) for its fiscal year ended December 31, 2008, was held on June 19, 2009.  There were 10,912,534 shares of the Company’s common stock outstanding and entitled to vote as of April 27, 2009, the record date for the Annual Meeting.  There were present at the Annual Meeting, in person or by proxy, stockholders holding an aggregate of 10,224,256 shares of the Company’s common stock, which represented approximately 93.7% of the total capital stock outstanding and entitled to vote.

The matters voted upon at the Annual Meeting and the results of the voting at the Annual Meeting are set forth below:

(i)           The following individuals were elected to serve as the Company’s directors until the next annual meeting of stockholders and until their respective successors are duly elected and qualified:  Jeffrey M. Jagid, Kenneth S. Ehrman, Lawrence Burstein, Harold D. Copperman and Michael Monaco.  With respect to the election of directors, the nominees received the following number of votes:

Name	Votes For	Votes Withheld
Jeffrey M. Jagid	8,525,120	1,699,136
Kenneth S. Ehrman	9,275,443	948,813
Lawrence Burstein	8,510,165	1,714,091
Harold D. Copperman	9,173,906	1,050,350
Michael Monaco	9,299,066	925,190

(ii)          With respect to the proposal to approve and adopt the I.D. Systems, Inc. 2009 Non-Employee Director Equity Compensation Plan, the votes cast by the holders of the Company’s common stock were as follows:  6,558,357 shares were voted in favor; 1,394,990 shares were voted against; and 5,585 shares abstained from voting on the proposal.  There were 2,265,324 broker non-votes with respect to this proposal.

(iii)         With respect to the proposal to ratify the appointment of Eisner LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009, the votes cast by the holders of the Company’s common stock were as follows:  8,915,878 shares were voted in favor; 1,294,063 shares were voted against; and 14,315 shares abstained from voting on the proposal.  There were no broker non-votes with respect to this proposal.

Each of the above proposals was approved by the Company’s stockholders.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

3.3
Form of Certificate of Designation for the Company’s Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2009).

4.2
Rights Agreement, dated as of July 1, 2009, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2009).

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

I.D. Systems, Inc.

Dated: August 10, 2009	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2009	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

3.3
Form of Certificate of Designation for the Company’s Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2009).

4.2
Rights Agreement, dated as of July 1, 2009, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.