Form 10-Q/A
period 2009-06-30
ID SYSTEMS INC
filed 2009-08-27
CIK 49615

  U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

I.D. Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Securities and Exchange Commission on August 10, 2009 (the “Original Report”), solely to correct a typographical error in the Company’s Condensed Consolidated Balance Sheets in Item 1 of Part I of the Original Report, in that the amount of “Deferred rent” (under the heading “Liabilities”) as of June 30, 2009, was inadvertently reported as $22,000,000 instead of $22,000.

Except as specifically described above, no other changes have been made to the Original Report, including the previously reported financial statements.  This Amendment does not modify or update any disclosures provided in the Original Report and, accordingly, does not reflect events occurring after the filing of the Original Report or modify any disclosures that may be affected by subsequent events.  Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Report was filed.

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

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q/A:

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

I.D. Systems, Inc.

Dated: August 26, 2009	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer (Principal Executive Officer)

Dated: August 26, 2009	By:	/s/ Ned Mavrommatis
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