Form 10-Q
period 2009-09-30
ID SYSTEMS INC
filed 2009-11-06
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

Yes ☐                                No ☒

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of the close of business on November 6, 2009 was 11,074,059.

 INDEX

I.D. Systems, Inc. and Subsidiary

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

I.D. Systems, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	December 31, 2008*	September 30, 2009 (Unaudited)

ASSETS
Cash and cash equivalents	$12,558,000	$14,496,000
Restricted cash	230,000	-
Investments – short term	8,550,000	39,861,000
Accounts receivable, net	8,245,000	1,938,000
Unbilled receivables	168,000	248,000
Inventory, net	3,273,000	5,596,000
Interest receivable	217,000	245,000
Prepaid expenses and other current assets	261,000	611,000
Total current assets	33,502,000	62,995,000

Investments – long term	34,911,000	9,945,000
Fixed assets at cost	2,873,000	2,900,000
Less: accumulated depreciation	(1,823,000)	(1,900,000)
Net fixed assets	1,050,000	1,000,000
Goodwill	200,000	200,000
Other intangible assets	178,000	178,000
Other assets	107,000	-

	$69,948,000	$74,318,000
LIABILITIES
Accounts payable and accrued expenses	$2,175,000	$599,000
Line of credit	-	12,643,000
Deferred revenue	424,000	364,000
Total current liabilities	2,599,000	13,606,000

Deferred revenue	231,000	517,000
Deferred rent	33,000	17,000
Total liabilities	2,863,000	14,140,000

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $.01 par value; 12,082,000 and 12,284,000 shares issued at December 31, 2008 and September 30, 2009, respectively; shares outstanding, 10,893,000 and 11,075,000 at December 31, 2008 and September 30, 2009, respectively.	120,000	120,000
Additional paid-in capital	101,437,000	103,056,000
Accumulated deficit	(23,667,000)	(32,100,000)
Accumulated other comprehensive income	46,000	18,000
	77,936,000	71,094,000
Treasury stock; 1,189,000 shares and 1,209,000 shares at cost at December 31, 2008 and September 30, 2009 respectively.	(10,851,000)	(10,916,000)
Total stockholders’ equity	67,085,000	60,178,000
Total liabilities and stockholders’ equity	$69,948,000	$74,318,000

* Derived from audited balance sheet as of December 31, 2008.

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Revenue:
Products	$7,360,000	$1,218,000	$14,084,000	$4,367,000
Services	1,977,000	623,000	5,041,000	3,093,000
	9,337,000	1,841,000	19,125,000	7,460,000
Cost of revenue:
Cost of products	3,622,000	603,000	6,836,000	2,291,000
Cost of services	948,000	339,000	2,545,000	1,209,000
	4,570,000	942,000	9,381,000	3,500,000

Gross Profit	4,767,000	899,000	9,744,000	3,960,000

Selling, general and administrative expenses	3,910,000	3,644,000	12,449,000	11,619,000
Research and development expenses	672,000	642,000	2,091,000	2,022,000

Income (loss) from operations	185,000	(3,387,000)	(4,796,000)	(9,681,000)
Interest income	434,000	284,000	1,853,000	913,000
Interest expense	—	(44,000)	—	(87,000)
Other income, net	—	110,000	—	422,000

Net income (loss)	$619,000	$(3,037,000)	$(2,943,000)	$(8,433,000)

Net income (loss) per share – basic and diluted	$0.06	$(0.27)	$(0.27)	$(0.77)

Weighted average common shares outstanding – basic	10,915,000	11,075,000	10,885,000	10,963,000

Weighted average common shares outstanding – diluted	11,175,000	11,075,000	10,885,000	10,963,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Stock	Equity

Balance at December 31, 2008	12,082,000	$120,000	$101,437,000	$(23,667,000)	$46,000	$(10,851,000)	$67,085,000

Net loss				(8,433,000)			(8,433,000)
Comprehensive loss - unrealized loss on investments					(28,000)		(28,000)
Total comprehensive loss							(8,461,000)
Shares issued pursuant to exercise of stock options	1,000		2,000				2,000
Shares withheld pursuant to issuance of restricted and performance stock						(65,000)	(65,000)
Issuance of restricted and performance stock	201,000
Stock based compensation –restricted stock			149,000				149,000
Stock based compensation - options			1,468,000				1,468,000

Balance at September 30, 2009 (Unaudited)	12,284,000	$120,000	$103,056,000	$(32,100,000)	$18,000	$(10,916,000)	$60,178,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2008	2009
Cash flows from operating activities:

Net loss	$(2,943,000)	$(8,433,000)
Adjustments to reconcile net loss to cash used in operating activities:
Inventory reserve	126,000
Bad debt expense		(132,000)
Accrued interest income	(117,000)	(28,000)
Stock-based compensation expense	2,307,000	1,617,000
Depreciation and amortization	340,000	404,000
Change in fair value of investments	—	(422,000)
Deferred rent expense	(16,000)	(16,000)
Deferred revenue	545,000	226,000
Changes in:
Restricted cash	—	230,000
Accounts receivable	(6,830,000)	6,439,000
Unbilled receivables	(318,000)	(80,000)
Inventory	2,031,000	(2,323,000)
Prepaid expenses and other assets	(126,000)	(243,000)
Accounts payable and accrued expenses	(764,000)	(1,641,000))
Net cash used in operating activities	(5,765,000)	(4,402,000)

Cash flows from investing activities:
Purchase of fixed assets	(60,000)	(354,000)
Business acquisition	(573,000)
Purchase of investments	(21,163,000)	(46,134,000)
Maturities of investments	31,917,000	40,183,000

Net cash provided by (used in) investing activities	10,121,000	(6,305,000)

Cash flows from financing activities:
Repayment of term loan	(19,000)
Proceeds from exercise of stock options	1,377,000	2,000
Purchase of treasury shares	(4,094,000)
Borrowing on line of credit	—	12,900,000
Principal payments on line of credit	—	(257,000)

Net cash (used in) provided by financing activities	(2,736,000)	12,645,000
Net increase in cash and cash equivalents	1,620,000	1,938,000
Cash and cash equivalents - beginning of period	5,103,000	12,558,000
Cash and cash equivalents - end of period	$6,723,000	14,496,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$87,000
Noncash activities:
Unrealized loss on investments	$(424,000)	$(28,000)
Shares withheld pursuant to stock issuance	$—	$65,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009

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

NOTE B – Organization and Consolidation Policy

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. (the “Company”) and its wholly owned foreign subsidiary I.D. Systems, GmbH (“GmbH”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2009, the consolidated results of its operations for the three- and nine- month periods ended September 30, 2008 and 2009, respectively, the consolidated change in stockholders’ equity for the nine months ended September 30, 2009 and consolidated cash flows for the nine-month periods ended September 30, 2008 and 2009.  The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of the operating results for the full year.  It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K.

NOTE C – Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents unless they are legally or contractually restricted.  The Company’s cash and cash equivalent balances exceed FDIC limits.

NOTE D – Investments

The Company’s investments include debt securities, government and state agency bonds, corporate bonds and auction rate securities, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). For the three- and nine- month periods ended September 30, 2009, the Company reported unrealized loss of $22,000 and $28,000, respectively, on available for sale securities in comprehensive loss. Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company has classified as short-term those securities that mature within one year, and all other securities are classified as long-term.

The Company’s investments include auction rate securities (“ARS”) and an auction rate securities right (“ARSR”), each as described below.

The Company has classified its ARS investments as trading securities as set forth in Financial Accounting Standards Board (“FASB”)  Accounting Standard Codification (“ASC”) ASC 320 Investments - Debt and Equity Securities and has elected to account for its ARSR investment using the provisions of FASB ASC 820.  Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on the Company’s consolidated statements of operations.

At September 30, 2009, the Company held approximately $20.4 million par value in ARS ($20.5 million fair value including the ARSR, which was valued at $1.8 million at September 30, 2009). These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States.   Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  In February 2008 and continuing in 2009, these securities failed to sell at auction. These failed auctions represent liquidity risk exposure and are not defaults or credit events.  As a holder of the securities, the Company continues to receive interest on the ARS, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.

The Company purchased all of the ARS it holds from UBS AG (“UBS”). In October 2008, the Company received an offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell to UBS at par value all of the Company's ARS at a future date (any time during a two-year period beginning June 30, 2010).  The Offer also included a commitment from UBS to loan the Company 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Offer was non-transferable and expired on November 14, 2008.  During November 2008, the Company accepted the Offer. In exchange for the Offer, the Company provided UBS with a general release of claims (other than certain consequential damages claims) concerning the Company’s ARS and granted UBS the right to purchase the Company's ARS at any time for full par value.

The Company’s right under the ARSR is in substance a put option with the strike price equal to the par value of the ARS.  The Company records this right as an asset and measures it at fair value, with the resultant gain or loss recognized in earnings. The Company has classified the ARS as trading securities. The Company recognized the following gain or (loss) in the condensed consolidated statement of operations for the three and nine months ended September 30, 2009 from the change in the fair value of these instruments:

Three months ended September 30, 2009	Fair Value at June 30, 2009	Net Purchases (Sales)	Unrealized Gain (Loss)	Fair Value at September 30, 2009

Auction Rate Securities	$18,681,000	$(50,000)	$9,000	$18,640,000
Auction Rate Securities – Rights	1,718,000	-	101,000	1,819,000
Net unrealized gain recorded for the
three months ended September 30, 2009	$20,399,000	$(50,000)	$110,000	$20,459,000

Nine months ended September 30, 2009	Fair Value at December 31, 2008	Net Purchases (Sales)	Unrealized Gain (Loss)	Fair Value at September 30, 2009

Auction Rate Securities	$18,117,000	$(50,000)	$573,000	$18,640,000
Auction Rate Securities – Rights	1,970,000	-	(151,000)	1,819,000
Net unrealized gain recorded for the
three months ended September 30, 2009	$20,087,000	$(50,000)	$422,000	$20,459,000

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

The cost, gross unrealized gains (losses) and fair value of available for sale, held to maturity and trading securities by major security type at September 30, 2009 are as follows:

September 30, 2009	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Investments - short term
Trading securities
Auction Rate	$20,375,000		$(1,735,000)	$18,640,000
Auction Rate Securities- Right		$1,819,000		1,819,000
Total trading securities	20,375,000	1,819,000	(1,735,000)	20,459,000

Available for sale
Government Agency	17,966,000	54,000	(5,000)	18,015,000
Total available for sale	17,966,000	54,000	(5,000)	18,015,000

Held to maturity securities
Government Agency	1,133,000	-	-	1,133,000
Corporate Bonds and Commercial Paper	254,000			254,000
Total held to maturity	1,387,000	-	-	1,387,000

Total investments - short term	39,728,000	1,873,000	(1,740,000)	39,861,000

Marketable securities - long term
Available for sale
US Treasury Notes	703,000	8,000	-	711,000
Total available for sale	703,000	8,000	-	711,000

Held to maturity securities
US Treasury Notes	1,556,000	-	-	1,556,000
Government Agency	3,212,000			3,212,000
Corporate Bonds and Commercial Paper	4,466,000	-	-	4,466,000
Total held to maturity securities	9,234,000	-	-	9,234,000

Total investments - long term	9,937,000	8,000	-	9,945,000

Total investments	$49,665,000	$1,881,000	$(1,740,000)	$49,806,000

NOTE E – Inventory

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

NOTE F – Unbilled Receivables and Deferred Revenue

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. As the systems are delivered, and services are performed and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. At December 31, 2008 and September 30, 2009, unbilled receivables were $168,000 and $248,000, respectively, and deferred revenue was $655,000 and $881,000, respectively.

NOTE G – Goodwill and Intangible Assets

On April 18, 2008, the Company acquired PowerKey, the industrial vehicle monitoring products division of International Electronics, Inc., a manufacturer of access control and security equipment, for approximately $573,000, which includes approximately $73,000 of direct acquisition costs. The tangible assets acquired include inventory (totaling approximately $191,000), and fixed assets (totaling approximately $4,000).

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

At December 31, 2008, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name, its acquired intangible assets. The Company also determined that the use of indefinite lives for the customer list and trademark and trade name remains applicable at December 31, 2008 and the Company expects to derive future benefits from these intangible assets. As of September 30, 2009, there were no indications of impairment.

NOTE H - Net Loss Per Share of Common Stock

 Net loss per share for the three months and nine months ended September 30, 2008 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Basic and diluted loss per share
Net income (loss)	$619,000	$(3,037,000)	$(2,943,000)	$(8,433,000)

Weighted average shares outstanding- basic	10,915,000	11,075,000	10,885,000	10,963,000

Basic net income (loss) per share	$0.06	$(0.27)	$(0.27)	$(0.77)

Weighted average shares outstanding- diluted	11,175,000	11,075,000	10,885,000	10,963,000

Diluted net income (loss) per share	$0.06	$(0.27)	$(0.27)	$(0.77)

Basic income per share is based on the weighted average number of common shares outstanding during each period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. For the three-month period ended September 30, 2008, diluted weighted average shares outstanding included the dilutive effect from potential exercise of outstanding stock options.  For the nine-month period ended September 2008 and three and nine-month periods ended September 30, 2009, the basic and diluted weighted average shares outstanding were the same since the effect from the potential exercise of outstanding stock options would have been anti-dilutive. For the nine months ended September 30, 2008, the number of stock awards excluded from the computation was 2.3 million. For the three and nine months ended September 30, 2009, the number of stock awards excluded from the computation was 2.6 million.

NOTE I – Revenue Recognition

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

NOTE J – Stock-based Compensation Plans

The Company adopted the 1995 Stock Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company also adopted the 1999 Stock Option Plan, pursuant to which the Company had the right to grant stock awards and options to purchase up to 2,813,000 shares of common stock. The Company also adopted the 1999 Director Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 600,000 shares of common stock.

The Company adopted the 2007 Equity Compensation Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 2,000,000 shares of common stock. The Company also adopted the 2009 Non-Employee Director Equity Compensation Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 300,000 shares of common stock. The plans are administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine, among other things, the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

The Company recognizes all share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded $519,000 and $488,000 in stock-based compensation expense for the three-month periods ended September 30, 2008 and 2009, respectively, and a $1,637,000 and $1,468,000 expense for the nine-month periods ended September 30, 2008 and 2009, respectively.

The following table summarizes the activity of the Company’s stock options for the nine months ended September 30, 2009:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,601,000	$9.81
Granted	317,000	3.58
Exercised	(1,000)	2.31
Forfeited	(268,000)	11.44

Outstanding at end of period	2,649,000	$8.91	6 years	$186,000

Exercisable at end of period	1,623,000	$9.53	4 years	$64,000

As of September 30, 2009, there was approximately $3,404,000 of unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 1.88 years.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	September 30
	2008	2009
Expected volatility	72% - 76%	54% - 76%
Expected life of options	5 years	5 years
Risk free interest rate	3%	2%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of the Company’s stock and the expected life of options is based on historical data with respect to employee exercise periods.

The weighted average fair value of options granted during the nine months ended September 30, 2008 and 2009 was $4.95 and $1.85, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2009 was $1,785,000 and $1,700, respectively.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

NOTE K – Line of Credit

In October 2008, the Company received an offer (the “Offer”) from UBS for a put right  (the “ARSR”) permitting the Company to sell to UBS at par value all ARS held by the Company, all of which were purchased by the Company from UBS, at a future date (any time during a two-year period beginning June 30, 2010).  Included as part of the Offer, the Company received a commitment to obtain a loan for 75% of the UBS-determined value of the ARS at any time until the put option is exercised at a variable interest rate (1.33% at September 30, 2009) that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Company accepted the Offer in November 2008. In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against this credit facility. Principal payments reduced the Company’s obligation to $12,643,000 at September 30, 2009. This line of credit facility is payable on demand.

NOTE L – Restricted Stock

The fair value of each share granted is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the nine months ended September 30, 2009 is as follows:
		Weighted
		Average
	Non-vested Shares	Grant Date Fair Value

Non-vested at January 1, 2009	31,000	$9.49
Granted	161,000	3.54
Vested	(20,000)	10.55
Forfeited	-

Non-vested at September 30, 2009	172,000	$3.78

The Company recorded $72,000 and $71,000 in stock-based compensation expense for the three-month periods ended September 30, 2008 and 2009, respectively, and a $451,000 and $149,000 in expense for the nine months ended September 30, 2008 and 2009, respectively, in connection with restricted stock grants. As of September 30, 2009, there was $553,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted average period of 2.6 years.

NOTE M – Performance Shares

In June 2009, the Compensation Committee granted 233,000 performance shares to key employees pursuant to the 2007 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period ending in January 2012 with the ability to achieve prorated performance shares during interim annual measurement periods from January 31, 2009 to January 31, 2012. January of each year from 2009 to 2012 is used as the interim measurement date since it is assumed earnings announcements will take place in January with respect to the subsequent year end. If performance is not met, the performance shares will not vest and will automatically be returned to the Plan. If the performance trigger is met, then the shares will be issued to the employees. As of September 30, 2009, the Company cannot determine if it will achieve the three-year stock price target that will trigger the issuances of performance shares and therefore has not recorded compensation expense in connection with these performance share grants.

NOTE N – Income Taxes

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of September 30, 2009, the Company had provided a valuation allowance to fully reserve its net operating loss carry forwards, primarily as a result of anticipated net losses for income tax purposes.

NOTE O − Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, and investments in securities, including ARS and the ARSR, are carried at fair value and accounts payable, line of credit, and other liabilities approximate their fair values due to the short period to maturity of these instruments.  The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’ collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.

NOTE P- Concentration of Customers

Three customers accounted for 27%, 19% and 12% of the Company’s revenue during the nine-month period ended September 30, 2009. The same three customers accounted for 25%, 16% and 13%, respectively, of the Company’s accounts receivable and unbilled receivables as of September 30, 2009. In addition, one other customer accounted for 18% of the Company’s accounts receivable and unbilled receivables as of September 30, 2009.

One customer accounted for 80% of the Company’s revenue during the nine-month period ended September 30, 2008. This same customer accounted for 80% of the Company’s accounts receivable and unbilled receivables as of September 30, 2008.

NOTE Q – Stock Repurchase Program

On May 3, 2008, the Company announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of its common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program established under Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management.  The repurchases are funded from the Company’s working capital.  The Company’s share repurchase program does not have an expiration date, and the Company may discontinue or suspend the share repurchase program at any time.    All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. As of September 30, 2009, the Company has purchased approximately 1,075,000 shares in open market transactions under the program for an aggregate of approximately $9,970,000 or an average cost of $9.27 per share.

NOTE R - Comprehensive Loss

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

For the nine months ended September 30, 2009, comprehensive loss was $8,461,000, which includes a net loss of $8,433,000 and an unrealized loss on available-for-sale marketable securities of $28,000.

NOTE S - Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions by management that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to stock-based compensation arrangements and the fair value of the Company’s investments in auction rate securities and the auction rate securities right (See Note U –Fair Value Measurements). Actual results could differ from these estimates.

NOTE T - Commitments and Contingencies

The Company is not currently subject to any material commitments and legal proceedings, nor to management’s knowledge is any material legal proceeding threatened against the Company.

NOTE U - Fair Value Measurements

The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

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

The following table summarizes the bases used by the Company’s broker-dealer to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

	Balance at September 30,	Basis of Fair Value Measurements
	2009	Level 1	Level 2	Level 3
Assets:
Cash Equivalents	$2,760,000	$2,760,000
Marketable securities – short term	39,861,000	19,402,000	$—	$20,459,000
Marketable securities – long term	9,945,000	9,945,000	—	—
	$52,566,000	$32,107,000	$—	$20,459,000

The table below includes a roll forward of the Company’s investments in ARS and the ARSR from January 1, 2009 to September 30, 2009:

Fair value, January 1, 2009	$20,087,000
Net purchases (maturities)	(50,000)
Unrealized gain included in condensed consolidated statement of operations	422,000
Fair value, September 30, 2009	$20,459,000

NOTE V – Wholly Owned Foreign Subsidiary

In May 2009, the Company formed an entity in Germany - I.D. Systems, GmbH (the “GmbH”). This foreign entity is wholly owned by I.D. Systems, Inc. The GmbH financial statements are combined and consolidated with the financial statements of I.D. Systems, Inc. The objective of forming this organization is to streamline the Company’s growing European operations thereby affording the Company the benefits of having a company registered in that international market.

For the period from May 15, 2009 (inception) to September 30, 2009, the GmbH’s operations resulted in a net loss of $121,000. Total assets were $329,000. The GmbH operates in a local currency environment using the Euro as its functional currency.

Existing I.D. Systems, Inc. European sales orders/contracts and related accounting activity will remain in I.D. Systems, Inc., the U.S. company, until settled or completed. Existing European employees and contractors and their related agreements were transferred to the GmbH in August 2009.

NOTE W – Foreign Operations

Income and expense accounts of foreign operations are translated at actual or weighted average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. The translation of the GmbH’s financial statements at September 30, 2009 resulted in an immaterial translation loss of less than $200 which is included in comprehensive loss in condensed consolidated stockholders’ equity.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. For the nine months ended September 30, 2009, a foreign currency transaction gain of $33,000 is included as an offset to selling, general and administrative expenses in the condensed consolidated statement of operations.

NOTE X – Rights Agreement

In July of 2009, the Company amended its Amended and Restated Certificate of Incorporation in order to create a new series of preferred stock, to be designated the “Series A Junior Participating Preferred Stock” (hereafter referred to as “Preferred Stock”).  Shareholders of the Preferred Stock will be entitled to certain minimum quarterly dividend rights, voting rights, and liquidation preferences.  Because of the nature of the Series A Preferred Stock’s dividend, liquidation and voting rights, the value of a share of Preferred Stock is expected to approximate the value of one share of the Company’s common stock.

In July of 2009, the Company also adopted a shareholder rights plan (the “Rights Plan”), which entitles the holders of the rights to purchase from the Company 1/1,000th (subject to prospective anti-dilution adjustments) of a share of Preferred Stock of the Company at a purchase price of $19.47 (a “Right”).  The Rights Plan has a three-year term with the possibility of two separate three-year renewals.  Until a Right is exercised or exchanged in accordance with the provisions of the rights agreement governing the Rights Plan, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote for the election of directors or upon any matter submitted to stockholders of the Company or to receive dividends or subscription rights. The Rights were registered with the Securities and Exchange Commission in July of 2009.

On June 29, 2009, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of common stock.  The dividend was paid on July 13, 2009 to the stockholders of record on that date.

NOTE Y – Severance Agreements

In September 2009, the Company entered into severance agreements with four of its executive officers. The severance agreements, each of which is substantially identical in form, provide each executive with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” as defined.  As a condition to the Company’s obligations under the severance agreements, each executive has executed and delivered to the Company a restrictive covenants agreement.

Under the terms of the severance agreements, each executive is entitled to the following:  (i) a cash payment at the rate of the executive’s annual base salary as in effect immediately prior to the Trigger Event for a period of 12 to 18 months, (ii) partial accelerated vesting of the executive’s previously granted stock options and restricted stock awards, and (iii) an award of “Performance Shares” under the Restricted Stock Unit Award Agreement previously entered into between the Company and the executive.

NOTE Z – Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855 (formerly Statement of Financial Accounting Standards (SFAS) No. 165), “Subsequent Events” (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through November 6, 2009, which is the date that these financial statements were filed with the Securities and Exchange Commission.

In June 2009, the FASB issued ASC topic 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168) (“ASC 105”). ASC 105 establishes as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements for the period ended September 30, 2009. This pronouncement is effective September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its consolidated financial statements.

 In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 and anticipates that it will not have an impact on the Company’s condensed consolidated financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance provided in this ASU becomes effective on October 1, 2009. The Company is currently evaluating the impact the adoption of this ASU will have on its condensed consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU provides amendments for the fair value measurement of investments to create a practical expedient to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. Therefore, certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment if the practical expedient is used. The amendment in this ASU also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees. The amendments in this ASU are effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The Company is currently evaluating this new ASU and anticipates that it will not have an impact on the Company’s condensed consolidated financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality”, and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

NOTE AA – Subsequent Events

The Company has evaluated subsequent events through November 6, 2009 which is the date these financial statements were filed with the Securities and Exchange Commission.

Acquisition

On October 19, 2009, the Company acquired Didbox Ltd. (“Didbox”), a privately-held manufacturer and marketer of vehicle operator identification systems based in the United Kingdom. The all-cash transaction valued at approximately $660,000 was structured with $533,000 paid up front and the balance due in 12 months based upon achievement of certain revenue and operating profit targets. The Didbox business compliments the Company’s existing businesses.  In addition, the acquisition is expected to provide the Company with access to a broader base of customers in Europe.

Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of I.D. Systems, Inc. (the “Company,” “we” or “us”) should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by and information currently available to management.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct.  When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “predict”, “project”, and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and other filings with the Securities and Exchange Commission (the “SEC”).  Any forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors.  The Company undertakes no obligation, and expressly disclaims any obligation, to publicly release the results on any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

The Company makes available through its internet website free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports and other filings made by the Company with the SEC, as soon as practicable after the Company electronically files such reports and filings with the SEC.  The Company’s website address is www.id-systems.com.  The information contained in this website is not incorporated by reference in this report.

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

During the nine months ended September 30, 2009, we generated revenues of $7.5 million, and the U.S. Postal Service, Wal-Mart Stores, Inc. and Ford Motor Company Inc. accounted for 27%, 19% and 12 % of our revenues, respectively. During the nine months ended September 30, 2008, we generated revenues of $ 19.1 million, and the U.S. Postal Service accounted for 50% of our revenues.

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

Critical Accounting Policies

For the nine months ended September 30, 2009, there were no significant changes to the Company’s critical accounting policies as identified in its Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Revenue:
Products	78.8%	66.2%	73.6%	58.5%
Services	21.2	33.8	26.4	41.5
	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of products	38.8	32.8	35.7	30.7
Cost of services	10.2	18.4	13.3	16.2
	49.0	51.2	49	46.9
Gross profit	51.1	48.8	50.9	53.1

Selling, general and administrative expenses	41.9	197.9	65.1	155.8
Research and development expenses	7.2	34.9	10.9	27.1

Income (loss) from operations	2.0	(184.0)	(25.1)	(129.8)
Interest income, net	4.6	15.4	9.7	12.2
Interest expense	—	(2.4)		(1.2)
Other income	—	6.0	—	5.7

Net Income (loss)	6.6%	(165.0)%	(15.4)%	(113.0)%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

REVENUES. Revenues decreased by $7.5 million, or 80.3%, to $1.8 million in the three months ended September 30, 2009.

Revenues from products decreased by $6.1 million, or 83.5%, to $1.2 million in the three months ended September 30, 2009 from $7.4 million in the same period in 2008. Overall, the decrease in revenues was attributable to a decrease in the number of large orders received. The decrease in product orders was primarily accounted for in reduced revenue of $6.6 million from Wal-Mart Stores, Inc.

 Revenues from services decreased by $1.3 million, or 68.5%, to $623,000 in the three months ended September 30, 2009 from $2.0 million in the same period in 2008. The decrease in service revenue is primarily attributable to a decrease in the amount of services rendered to the United States Postal Service in the amount of $1.7 million during the three months ended September 30, 2009, partially offset by increased maintenance revenue from other customers.

COST OF REVENUES. Cost of revenues decreased by $3.6 million, or 79.4%, to $942,000 in the three months ended September 30, 2009 from $4.6 million for the same period in 2008. The decrease is attributable to the decrease in revenue in 2009. Gross profit was $899,000 in 2009 compared to $4.7 million in 2008. As a percentage of revenues, gross profit decreased to 48.8% in 2009 from 51.1% in 2008.

Cost of products decreased by $3.0 million, or 83.4%, to $603,000 in the three months ended September 30, 2009 from $3.6 million in the same period in 2008. Gross profit for products was $615,000 in 2009 compared to $3.7 million in 2008. As a percentage of product revenues, gross profit of 50.5% in 2009 was consistent with the gross profit of 50.8% in 2008.

Cost of services decreased by $609,000, or 64.2%, to $339,000 in the three months ended September 30, 2009 from $948,000 in the same period in 2008. Gross profit for services was $284,000 in 2009 compared to $1.0 million in 2008. As a percentage of service revenues, gross profit decreased to 45.6% in 2009 from 52.1% in 2008.  The gross margin decrease was primarily due to a reduction in service revenue with fixed costs remaining constant, driving the margin down.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $266,000, or 6.8%, to $3.6 million in the three months ended September 30, 2009 compared to $3.9 million in the same period in 2008. This decrease was primarily attributable to decreases in non-payroll selling expenses, recruiting costs, commissions and stock-based compensation partially offset by increases in professional fees. As a percentage of revenues, selling, general and administrative expenses increased to 197.9% in the three months ended September 30, 2009 from 41.9% in the same period in 2008 primarily due to the decrease in revenue in the three months ended September 30, 2009.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $30,000, or 4.5%, to $642,000 in the three months ended September 30, 2009 from $672,000 in the same period in 2008. As a percentage of revenues, research and development expenses increased to 34.9% in the three months ended September 30, 2009 from 7.2% in the same period in 2008 due primarily to a decrease in revenue in the three months ended September 30, 2009, as discussed above.

INTEREST INCOME. Interest income decreased by $150,000 to $284,000 in the three months ended September 30, 2009 from $434,000 in the same period in 2008. This decrease was attributable primarily to the decrease in the rate of interest earned on the Company’s cash and investments.

INTEREST EXPENSE  Interest expense increased by $44,000 in the three months ended September 30, 2009 from $0 in the same period in 2008. This increase was due to interest expense incurred on the Company’s line of credit borrowing facility which was not in place during 2008.

OTHER INCOME.  Other income of $110,000 in the three months ended September 30, 2009 reflects the change in the fair value of the Company’s investment in auction rate securities and the auction rate securities right.

NET LOSS. Net loss was $3.0 million, or $(0.27) per basic and diluted share, for the three months ended September 30, 2009 as compared to net income of $619,000, or $0.06 per basic and diluted share, for the same period in 2008. The difference from net income to net loss was due primarily to the reasons described above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

REVENUES. Revenues decreased by $11.7 million, or 61.0%, to $7.5 million in the nine months ended September 30, 2009.

Revenues from products decreased by $9.7 million, or 69.0%, to $4.4 million in the nine months ended September 30, 2009 from $14.1 million in the same period in 2008. The decrease in revenues was primarily attributable to the decrease in revenue from the United States Postal Service in the amount of $4.6 million due to a spending freeze and from Wal-Mart Stores, Inc. in the amount of $5.9 million, partially offset by increases in revenue from other customers.

Revenues from services decreased by $1.9 million, or 38.6%, to $3.0 million in the nine months ended September 30, 2009 from $5.0 million in the same period in 2008. The decrease in service revenue is primarily attributable to a decrease in the amount of services rendered to the United States Postal Service in the amount of $2.9 million during the nine months ended September 30, 2009, partially offset by increased maintenance revenue from other customers.

COST OF REVENUES. Cost of revenues decreased by $5.9 million, or 62.7%, to $3.5 million in the nine months ended September 30, 2009. The decrease was attributable to the decrease in revenue in 2009. Gross profit was $4.0 million in 2009 compared to $9.7 million in 2008. As a percentage of revenues, gross profit increased to 53.1% in 2009 from 51.0% in 2008.

Cost of products decreased by $4.5 million, or 66.5%, to $2.3 million in the nine months ended September 30, 2009 from $6.8 million in the same period in 2008. Gross profit for products was $2.1 million in 2009 compared to $7.2 million in 2008. As a percentage of product revenues, gross profit decreased to 47.5% in 2009 from 51.5% in 2008. The decrease in gross profit was due to lower revenue in 2009 resulting in fixed expenses having a greater negative impact on the gross profit percentage in 2009.

Cost of services decreased by $1.3 million, or 52.5%, to $1.2 million in the nine months ended September 30, 2009 from $2.5 million in the same period in 2008. Gross profit for services was $1.9 million in 2009 compared to $2.5 million in 2008. As a percentage of service revenues, gross profit increased to 60.1% in 2009 from 49.5% in 2008. The gross margin increase was due to a mix in service revenue. During the nine months ended September 30, 2008, a higher percentage of our service revenue was for vehicle and infrastructure installations for the United States Postal Service. Those services are performed by subcontractors and have lower gross margins than training and support services performed by our own field staff. Maintenance revenue, which has higher margins, also increased by $400,000, or 73%, in the nine months ended September 30, 2009 compared to September 30, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $830,000, or 6.7%, to $11.6 million in the nine months ended September 30, 2009 compared to $12.4 million in the same period in 2008. This decrease was primarily attributable to decreases in non-payroll selling expenses, recruiting costs, commissions and stock-based compensation partially offset by increases in professional fees. As a percentage of revenues, selling, general and administrative expenses increased to 155.8% in the nine months ended September 30, 2009 from 65.1% in the same period in 2008 due to a decrease in revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $69,000, or 3.3%, to $2.0 million in the nine months ended September 30, 2009 from $2.1 million in the same period in 2008. As a percentage of revenues, research and development expenses increased to 27.1% in the nine months ended September 30, 2009 from 10.9% in the same period in 2008 due primarily to a decrease in revenue in the nine months ended September 30, 2009, as discussed above.

INTEREST INCOME. Interest income decreased $940,000 to $913,000 in the nine months ended September 30, 2009 from $1.9 million in the same period in 2008. This decrease was attributable primarily to the decrease in interest rates earned on the Company’s investments.

INTEREST EXPENSE  Interest expense increased by $87,000 in the nine months ended September 30, 2009 from $0 in the same period in 2008. This increase was due to interest expense incurred on the Company’s line of credit borrowing facility which was not in place during 2008.

OTHER INCOME. Other income of $422,000 in the nine months ended September 30, 2009 reflects the change in the fair value of the Company’s investment in auction rate securities and the auction rate securities right.

NET LOSS. Net loss was $8.4 million, or $(0.77) per basic and diluted share, for the nine months ended September 30, 2009 as compared to net loss of $2.9 million, or $(0.27) per basic and diluted share, for the same period in 2008. The increase in net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, except for our line of credit borrowing of $12.9 million in the first quarter of 2009, the Company’s capital requirements have been funded primarily from the net proceeds from the sale of its securities, including the sale of its common stock upon the exercise of options and warrants. As of September 30, 2009, the Company had cash and marketable securities of $64.3 million and working capital of $49.4 million compared to $56.0 million and $30.9 million, respectively, as of December 31, 2008.

Operating Activities

Net cash used in operating activities was $4.4 million for the nine months ended September 30, 2009, compared to net cash used in operating activities of $5.8 million for the same period in 2008. The net cash used in operating activities for the nine months ended September 30, 2009 reflects a net loss of $8.4 million and includes non-cash charges of $1.6 million for stock-based compensation and $0.4 million for depreciation and amortization expense.  Changes in working capital items included:
•	a decrease in accounts receivable of $6.3 million resulting from increased cash collections and the overall decrease in revenue;
•	a increase in inventory of $2.3 million; and
•	a decrease in accounts payable and accrued expenses of $1.6 million primarily due to the timing of the payments to our vendors.

Investing Activities

Net cash used by investing activities was $6.3 million for the nine months ended September 30, 2009, compared to net cash provided by investing activities of $10.1 million for the same period in 2008. The change was due primarily to an increase in the purchase of investments which was partially offset by an increase in maturities of investments.

Financing Activities

Net cash provided by financing activities was $12.6 million for the nine months ended September 30, 2009, compared to net cash used in financing activities of $2.7 million for the same period in 2008. The increase was due to the borrowing of $12.9 million from the UBS line of credit facility.

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

At September 30, 2009, the Company held approximately $20.4 million par value in auction rate securities (“ARS”) ($20.5 million fair value including the ARSR described below, which was valued at $1.8 million at September 30, 2009). These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  In February 2008 and continuing in 2009, these securities failed to sell at auction. These failed auctions represent liquidity risk exposure and are not defaults or credit events.  As holder of the securities, the Company continues to receive interest on the ARS.

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

In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against the UBS line of credit facility. Principal payments reduced this obligation to $12,643,000 at September 30, 2009. This line of credit facility is payable on demand. The Company is paying interest on this obligation based upon the methodology described above, which is partially offset interest earned on the underlying ARS.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2009, there have been no material charges in contractual obligations as disclosed under the caption “Contractual Obligations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Impact of Recently Issued Accounting Pronouncements

In May 2009, the FASB issued ASC 855 (formerly Statement of Financial Accounting Standards (SFAS) No. 165), “Subsequent Events” (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through November 6, 2009, which is the date that these financial statements were filed with the Securities and Exchange Commission.

In June 2009, the FASB issued ASC topic 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168) (“ASC 105”). ASC 105 establishes as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements for the period ended September 30, 2009. This pronouncement is effective September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 and anticipates that it will not have an impact on the Company’s condensed consolidated financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance provided in this ASU becomes effective on October 1, 2009. The Company is currently evaluating the impact the adoption of this ASU will have on its condensed consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU provides amendments for the fair value measurement of investments to create a practical expedient to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. Therefore, certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment if the practical expedient is used. The amendment in this ASU also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees. The amendments in this ASU are effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The Company is currently evaluating this new ASU and anticipates that it will not have an impact on the Company’s condensed consolidated financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality”, and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of September 30, 2009, we had cash, cash equivalents and marketable securities of $64.3 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of September 30, 2009, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to worsen.

At September 30, 2009, the Company held approximately $20.4 million par value in ARS ($20.5 million fair value including the ARSR, which was valued at $1.8 million at September 30, 2009). These ARS represent interests in collateralized pools of student loan receivables issued by agencies  established by counties, cities, states and other municipal entities within the United States.   Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  In February 2008 and continuing in 2009, these securities failed to sell at auction. These failed auctions represent liquidity risk exposure and are not defaults or credit events.  As holder of the securities, the Company continues to receive interest on the ARS, and the securities continue to be auctioned at pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.

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

During the quarter ended September 30, 2009, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of September 30, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of September 30, 2009 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b.	Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1a. Risk Factors

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.

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

The Company did not purchase any shares of its common stock under the repurchase program during the quarter ended September 30, 2009.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

10.1	Severance Agreement, dated September 11, 2009, by and between the Company and Jeffrey Jagid.
10.2	Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis.
10.3	Severance Agreement, dated September 11, 2009, by and between the Company and Kenneth Ehrman.
10.4	Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman.
10.5	I.D. Systems, Inc. 2009 Non-Employee Director Equity Compensation Plan.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I.D. Systems, Inc.

Dated: November 6, 2009	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2009	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Jeffrey Jagid.
10.2	Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Ned Mavrommatis.
10.3	Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Kenneth Ehrman.
10.4	Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Michael Ehrman.
10.5	I.D. Systems, Inc. 2009 Non-Employee Director Equity Compensation Plan.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.