Form 10-K
period 2009-12-31
ID SYSTEMS INC
filed 2010-03-31
CIK 49615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number: 1-15087

I.D. SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3270799
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One University Plaza, Hackensack, New Jersey	07601
(Address of principal executive offices)	(Zip Code)

(201) 996-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Global Market
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates, computed by reference to the closing price of the Common Stock as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $35.3 million.

The number of shares of the registrant’s Common Stock outstanding as of March 31, 2010, was 11,253,253 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement For the Registrant’s 2010 Annual Meeting of Stockholders	Part III

I.D. SYSTEMS, INC.

TABLE OF CONTENTS

PART I.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K of I.D. Systems, Inc. contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which may include information concerning our beliefs, plans, objectives, goals, expectations, strategies, anticipations, assumptions, estimates, intentions, future events, future revenues or performance, capital expenditures and other information that is not historical information. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Many of these statements appear, in particular, under the headings “Business,” “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. When used in this report, the words “seek,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “contemplate,” “plan,” “continue,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove to be correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to:

•	future economic and business conditions;
•	the loss of any of our key customers or reduction in the purchase of our products by any such customers;
•	the failure of the market for our products to continue to develop;
•	our inability to protect our intellectual property;
•	the possibility that we may not be able to integrate successfully the business, operations and employees of acquired businesses;
•	the effects of competition from a wide variety of local, regional, national and other providers of wireless solutions;
•	changes in laws and regulations or changes in accounting policies, rules and practices;
•	changes in technology or products, which may be more difficult or costly, or less effective, than anticipated; and
•	those risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of this report.

There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date they are made and are expressly qualified in their entirety by the cautionary statements included in this report. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances occurring after the date they were made or to reflect the occurrence of unanticipated events.

Note Regarding Trademarks

I.D. Systems, Inc. has, or has applied for, trademark protection for I.D. Systems, Inc.®, Vehicle Asset Communicator®, Line Asset Communicator™, ChaMP™, Wireless Asset Net®, AvRamp®, Opti-Kan®, WiFree®, Intelli-Listening®, SecureStream™, PowerFleet™ and PowerKey®.

Item 1. Business

Overview

I.D. Systems, Inc. (“I.D. Systems,” the “Company,” “we,” “our” or “us”) develops, markets and sells wireless solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts and airport ground support equipment, and rental vehicles. Our patented systems, which utilize wireless technology, address the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the security, productivity and efficiency of their operations.

We have focused our business activities on two primary applications: (i) industrial fleet management and security and (ii) rental fleet management. Our solution for industrial fleet management and security allows our customers to reduce operating costs and capital expenditures and to comply with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solution for traditional rental fleet management allows rental car companies to generate higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improve customer service by expediting the rental and return processes. . In addition, our wireless solution for “carsharing” enables rental car companies to establish a network of vehicles positioned strategically around cities, control vehicles remotely, manage member reservations by phone or Internet, and charge members for vehicle use by the hour.

In addition to focusing on these core applications, we adapt our systems to meet our customers’ broader asset management needs and seek opportunities to expand our solution offerings through strategic acquisitions. In 2009, for example, we acquired Didbox Ltd., a privately held, United Kingdom-based manufacturer and marketer of vehicle operator identification systems, which provides us with a wider range of industrial vehicle management solutions and expands our base of operations in Europe. On January 7, 2010, we acquired the Asset Intelligence business unit of General Electric Company, which provides trailer and container tracking solutions for manufacturers, retailers, shippers and freight transportation providers. The focus of Asset Intelligence on trucking, rail, marine and intermodal applications expands the scope of assets addressed by I.D. Systems’ solutions, and the web and mobile communications technologies of Asset Intelligence are complementary to I.D. Systems’ portfolio of wireless asset management patents. We believe that the Asset Intelligence business complements the Company’s existing businesses, as the focus of Asset Intelligence on trucking, rail, marine and intermodal applications significantly expands the scope of assets addressed by the Company’s product solutions. In addition, the acquisition is expected to provide the Company with access to a broader base of customers.

We sell our system to both executive and division-level management. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization. We work closely with customers to help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments.

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, aerospace and defense, homeland security and vehicle rental. Based on revenues for 2009, our top customers were the U.S. Postal Service, Wal-Mart Stores, Inc., NACCO Materials Handling Group, Inc., and Ford Motor Company.

The Company was incorporated in the State of Delaware in 1993.

Our Solution

We design and implement solutions that focus primarily on the closed-loop asset management and security segment of the market for wireless technologies. In this segment, wireless devices that provide on-board control, location tracking and data processing are integrated with enterprise assets to provide real-time visibility of, and two-way communications with, such assets. Our system provides architectural and functional advantages that differentiate it from systems used for inventory and logistics tracking. For example, while inventory tracking systems rely on consistent radio frequency, or RF, connectivity to perform core functions, our system requires only periodic RF communications, and our on-asset devices perform their core functions autonomously. Unlike logistics tracking systems, which typically require monthly expenditures for cellular or satellite communications, our system does not require customers to incur wireless communications costs and can track mobile assets indoors, where global positioning systems, or GPS, receivers typically do not work and cellular coverage can be sporadic.

Our asset tracking and management system consists of three principal elements:

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

We have focused our business activities on two primary applications: (i) industrial fleet management and security and (ii) rental fleet management. In addition to focusing on these core applications, we have adapted, and intend to continue to adapt, our wireless solutions to meet our customers’ broader asset management needs.

Industrial Fleet Management and Security

Our PowerFleet™ solution for industrial fleet management and security allows fleet operators to reduce operating costs and capital expenditures, comply with certain safety regulations and enhance security.

To analyze and benchmark vehicle utilization and operator productivity, our PowerFleet system automatically records a wide range of activity and enables detailed performance comparisons to help management make informed decisions about vehicle and manpower allocations. This can lead to fleet and personnel reductions as well as increases in productivity from existing fleets. The system also provides real-time and historical visibility of vehicle movements.

To help reduce fleet maintenance costs, our PowerFleet system can automate and enforce preventative maintenance scheduling by:

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

To help improve fleet safety and security, our PowerFleet system provides, among other things:

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

A specialized application of our solution in the industrial fleet management and security market is vehicle security, particularly at airports, seaports and other areas of critical infrastructure. The Transportation Security Act of 2001 mandates security for aircraft servicing equipment, including aircraft tow tractors, baggage tugs, cargo loaders, catering vehicles and fuel trucks. The airport market-specific version of our system is called AvRamp®, referencing the aviation industry and the ramp area at airports in which aircraft servicing equipment operates.

Rental Fleet Management

Our solution for traditional rental fleet management is designed both to enhance the consumer’s rental experience and benefit the rental company by providing information that can be used to increase revenues, reduce costs and improve customer service. Our rental fleet management system automatically uploads vehicle identification number, mileage and fuel data as a vehicle enters and exits the rental lot, which can significantly expedite the rental and return processes for travelers and provide the rental company with more timely inventory status, more accurate billing data that can generate higher fuel-related revenue, and an opportunity to utilize customer service personnel for more productive activities, such as inspecting vehicles for damage and helping customers with luggage.

In addition, we provide a wireless solution for the relatively new concept of “carsharing,” whereby a rental car company (i) positions vehicles strategically around cities, universities and corporate campuses, (ii) remotely controls the vehicles, (iii) manages member reservations by phone or Internet, and (iv) charges members for vehicle use by the hour. The entire process—from remotely controlling the car door locks to tracking car mileage and fuel consumption to billing for the transaction—are automatically conducted by an integration of wireless vehicle management technology and the rental company’s fleet management software.

Growth Strategy

The Company’s objective is to become the leading global provider of wireless solutions for managing and securing enterprise assets. To achieve this goal, we intend to:

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

•	expanding our resources and activities internationally, especially in Europe, where we believe re-packaging, promoting and supporting our products represents a large, untapped growth opportunity.

Expand into new applications and markets for our technology by:

•	pursuing opportunities to integrate our system with computer hardware and software vendors, including original equipment manufacturers;

•	establishing relationships with global distributors to market and sell our system internationally; and

•	pursuing acquisitions of companies that we believe will enhance the functionality and broaden the applicability of our solutions.

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

Wireless Asset Managers. Most of our system deployments require at least one fixed-position communication device, referred to as a Wireless Asset Manager, to link the mobile assets being monitored with the customer’s computer network or to a remotely hosted server. Our Wireless Asset Managers conduct two-way RF communications with the assets being monitored and can communicate on a local area network, a wide area network, or via cellular communications. The use of Wireless Asset Managers enables flexible system configuration options and scalability. A single Wireless Asset Manager is enough to operate an entire asset management system. For expanded, real-time data communication and location tracking, Wireless Asset Managers can be added incrementally as needed. They also allow system settings and on-asset functionality to be changed without physically interfacing with on-asset hardware, which can save significant time and money.

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

Server Software. Each of our system deployments requires at least one installation of our server software, which automatically manages data communications between the system’s database and either the Wireless Asset Managers or On-Asset Hardware. Our server software:

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

Client Software. Our client software provides an intuitive, easy-to-use, user interface. The console is deployed either as a standard client-server application or as a thin-client. The console interfaces only with the system database, not directly with our communication infrastructure or on-asset hardware, which restricts access to, and limits corruption of, system information and minimizes network bandwidth usage. An unlimited number of clients can be used on a network at any given time.

Our client software:

•	shows the location, status and inventory of vehicles – in real time and historically – in each area of a facility;

•	allows real-time, two-way text communications, including broadcast text paging to all operators simultaneously;

•	searches, sorts and analyzes assets by drive time, idle time, location, status, group, maintenance condition and other parameters;

•	displays and prints predefined and ad hoc reports; and

•	allows remote access by management, customers and vendors through any Internet browser application.

Additional Products

Battery ChaMP™. Our Battery Charger Monitoring Point, which we refer to as Battery ChaMP, tracks data on industrial battery fast-charge and battery swap systems. The Battery ChaMP provides automatic data uploads, real-time system visibility and data collection for electric vehicle batteries and chargers. The Battery ChaMP:

•	tracks vehicle operator compliance with battery charging requirements;

•	enforces critical equalization charging schedules;

•	monitors data necessary for battery warranty compliance; and

•	simplifies battery life management.

Line Asset Communicator™. Our Line Asset Communicator is a wireless messaging device that triggers automatic, real-time task requests via radio frequency. Our Line Asset Communicator is designed to automatically forward requests to the material handling resource that:

•	has been designated as capable of performing the work requested;

•	is available for work at the moment of request; and

•	is physically closest to the site where the work must be performed.

The Line Asset Communicator is a key component of our Opti-Kan® system, an optimized, wireless, electronic “kanban” system. “Kanban” refers to a method of signaling for parts replenishment on an assembly line, popularized by Japanese automobile manufacturers to achieve “just in time” production efficiencies. Our Opti-Kan system is designed to (i) eliminate dependence on line-of-sight parts replenishment calls, which can optimize material handling efficiency by reducing vehicle travel and eliminating unnecessary down time, and (ii) provide a more dynamic, intelligent allocation of tasks to the material handling workforce that feeds the assembly line, which can both increase the timeliness and accuracy of parts replenishment and significantly reduce indirect labor costs.

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

Customer Support and Consulting Services. We have developed a framework for the various phases of system training and support that offers our customers both structure and flexibility. Major training phases include hardware installation and troubleshooting, software installation and troubleshooting, “train-the-trainer” training on asset hardware operation, preliminary software user training, system administrator training, information technology issue training, ad hoc training during system launch and advanced software user training. These services are priced based on the extent of training that the customer requests.

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

In certain instances, customers prepay us for extended maintenance, support and consulting services. In those instances, the payment amount is recorded as deferred revenue and revenue is recognized over the service period.

Sales and Marketing

Our sales and marketing objective is to achieve broad market penetration, with an emphasis both on expanding business opportunities with existing customers and on securing new customers.  As of March 30, 2010, we had 32 employees devoted to sales and marketing, including 10 Asset Intelligence employees, three employees based in Germany and one employee based in the United Kingdom.  As a result of the March 19, 2010, reduction in work force, eight sales and marketing positions will be eliminated by July 31, 2010.

We market our systems directly to commercial and government organizations and through indirect sales channels, such as industrial equipment dealers. In addition, we are actively pursuing strategic relationships with key companies in our target markets — including original equipment manufacturers, complementary hardware and software vendors, and service providers — to further penetrate these markets by embedding our products in the assets our systems monitor and integrating our solutions with other systems.

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

During the year ended December 31, 2009, we generated revenues of $10.3 million and the U.S. Postal Service, Wal-Mart Stores, NACCO Materials Handling Group, Inc. and Ford Motor Company accounted for 20%, 15%, 15%, and 14%, respectively, of our revenues. During the year ended December 31, 2008, the U.S. Postal Service and Wal-Mart Stores, Inc. accounted for 42% and 41%, respectively, of our revenues. During the year ended December 31, 2007, the U.S. Postal Service, Wal-Mart Stores, Inc. and Ford Motor Company accounted for 37%, 32% and 10%, respectively, of our revenues. No other customer accounted for greater than 10% of our net revenues during these periods.

The Company enters into master agreements with its customers in the normal course of its business. These agreements define the terms of any sales of products and/or services by the Company to the applicable customer, including, but not limited to, terms regarding payment, support services, termination and assignment rights. These agreements generally obligate the Company only when products or services are actually sold to the customer thereunder.

We strive to establish long-term relationships with our customers in order to maximize opportunities for new application development and increased sales.

Competition

The market for wireless solutions is rapidly evolving, highly competitive and fragmented. Our target markets are also subject to quickly changing product technologies, shifting customer needs, regulatory requirements and frequent introductions of new products and services. A significant number of companies have developed or are developing and marketing software and hardware for wireless products that currently compete or will compete directly with our solutions. We compete with organizations varying in size, including many small, start-up companies as well as large, well capitalized organizations. While some of our competitors focus exclusively on providing wireless solutions, many are involved in wireless technology as an extension of a more expansive business strategy. Many of our larger competitors are able to dedicate extensive financial resources to the research and development and deployment of wireless solutions. As government and commercial entities expand the use of wireless technologies, we expect that competition will continue to increase within our target markets.

We distinguish ourselves from our competitors by focusing on two distinct applications: (i) industrial fleet management and security and (ii) rental fleet management. This focus has enabled us to direct product development efforts specifically suited for our target markets. Our on-asset device for industrial fleet management and security is designed to operate independently of other system components, allowing for continuous asset control and data gathering even when the vehicle is out of RF communication range. We believe that our proprietary technology as well as our experience in designing and developing products for our target markets distinguishes us within these markets.

In each of our markets, we encounter different competitors due to the competitive dynamics of each segment. In the industrial fleet management and security market, the wireless control, tracking and management of enterprise assets is relatively new. Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer subsets of our system capabilities or alternate approaches to the needs our products address. Those companies include both emerging companies with limited operating histories, such as ShockWatch, a division of Media Recovery Inc., and Access Control Group, and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Crown Equipment Corp., Savi Technology, which was acquired by Lockheed Martin Company, Symbol Technologies, which was acquired by Motorola, Inc., Intermec, Inc. and Zebra Enterprise Solutions, a division of Zebra Technologies, Corporation.

In the rental fleet management market, we compete primarily against handheld device companies that currently provide the solutions used by vehicle rental companies. Currently, our principal competitors in this market are handheld device providers, such as Motorola,  and other wireless technology companies, such as Zebra Enterprise Solutions, a division of Zebra Technologies, Corporation. Although handheld device providers currently control the majority of the rental fleet market, we believe a shift to other wireless technologies, such as our patented rental fleet management system, represents a compelling opportunity for vehicle rental companies, with the potential to increase both operating efficiency and customer satisfaction. Because of these potential benefits, we believe our market-focused product development strategy, portfolio of intellectual property and proven system efficacy are key competitive advantages in this market.

Research and Development

As of March 30, 2010, including our executive vice president of engineering, our research and development group was comprised of 20 full-time employees (including nine Asset Intelligence employees).  These employees have expertise in areas such as software and hardware design, wireless communications and mechanical and electrical engineering.  As a result of the March 19, 2010, reduction in work force, five research and development positions will be eliminated by July 31, 2010.

We spent $2.8 million, $2.9 million and $2.6 million for research and development during years ended December 31, 2007, 2008 and 2009, respectively.

We have focused our research and development efforts on the evolution of our wireless asset management system as a “universal system” to promote more widespread use of our technology for a broader range of equipment, with easier installations, maintenance and support, and with fewer configuration concerns. Using our universal platform, we have adapted our technology to meet the needs of several emerging markets, including rental fleet management, airport vehicle security, industrial battery charging management and remote automated machine monitoring.
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

We have also developed a cellular communications option for our systems, which enables customers to choose a hosted system model that reduces or eliminates the need to engage information technology resources for system deployment and software maintenance.

Our current research and development efforts are focused on:

•	enhancing productivity by continuing to add to the functionality and reduce the costs of our system;

•	expanding our system to meet the needs of potential markets and to provide new solutions to our customers; and

•	improving our core products by utilizing continuing advances in technology.

Intellectual Property

Patents

We attempt to protect our technology and products through the pursuit of patent protection in the United States and certain foreign jurisdictions. We have built a portfolio of patents and patent applications relating to aspects of our technology and products. As of March 31, 2010, we have nine U.S. patents and nineteen pending U.S. patent applications. With the timely payment of all maintenance fees, our U.S. patent that covers our wireless asset management system (U.S. Patent Number 5,682,142) expires on October 28, 2014, our U.S. patent that covers our rental car fleet management system (U.S. Patent Number 6,898,493) expires on April 6, 2020, our U.S. patent that covers our wireless asset management system (U.S. Patent Number 7,165,040) expires on April 28, 2023), our U.S. patent that covers our wireless asset management system (U.S. Patent Number 7,171,381) expires on December 20, 2019, our U.S. patent that covers our wireless asset management system (U.S. Patent Number 7,356,494) expires on December 10, 2023, our U.S. patent that covers our wireless asset management system (U.S. Patent Number 7,656,271) expires on May 6, 2024, and our U.S. patents that covers our RFID tracking system (U.S. Patent Numbers 7,656,273; 7,667,573; and 7,683,760 ) expire on November 26, 2027; March 1, 2026; and March 1, 2026 respectively.

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

U.S. Patent Numbers 7,356,494 and 7,656,271 entitled “Robust Wireless Communications System Architecture and Asset Management Applications Performed Thereon,” and “System and Method for Managing a Remotely Located Asset” are directed toward automated asset monitoring and control systems.  The system uses asset monitors mounted on each asset to collect data regarding the asset and to transmit the collected data to a management computer.  The asset monitor also controls the operation of the asset based on the collected data and on control data received from the management computer.

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

U.S. Patent Number 7,656,273 entitled Mobile Portal for RFID Luggage Handling Applications is directed toward a system for reading luggage tags as luggage is loaded and unloaded. The system further compares the read luggage tags to a list of expected items and controls operation of the luggage loader based on the results of the comparison.

U.S. Patent Numbers 7,667,573 and 7,683,760, both entitled “Mobile Portal for RFID Applications, are directed toward a system for reading RFID tags based on the detection of data from one or more sensors. In the ‘573 Patent, RFID tags are read multiple times based on detection that a mobile asset is moving and a second time after the mobile asset has traveling a certain distance. Such multiple reads are used to confirm that the list of read tags is correct. The ‘760 Patent is directed to a similar system that initiates tag reads when the sensors detect vehicle motion and lift operation.

We have foreign patents in China, Australia and Mexico covering our wireless asset management system. We also have patent applications for our system pending in Japan, Europe and Canada and patent applications for our mobile RFID portal pending in Canada, China, Mexico, Europe and Australia. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of their foreign counterparts.

Trademarks

We have, or have applied for, trademark protection for I.D. Systems, Inc.®, Vehicle Asset Communicator®, Line Asset Communicator™, ChaMP®, Wireless Asset Net®, AvRamp®, Opti-Kan®, WiFree®, Intelli-Listening®, SecureStream™, PowerFleet™ and PowerKey®.

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

Government Regulations

The use of radio emissions are subject to regulation in the United States by various federal agencies, including the Federal Communications Commission, or FCC, and OSHA. Various state agencies also have promulgated regulations which concern the use of lasers and radio/electromagnetic emissions standards.

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

Employees

As of March 30, 2010, we had 115 full-time employees, including 42 Asset Intelligence employees and five employees based in Germany and the United Kingdom, of which 27 were engaged in customer service, 20 in product development (which includes engineering), 12 in operations, 32 in sales and marketing, and 24 in finance and administration.  As a result of the March 19, 2010, reduction in work force, described below, an additional 25 positions will be eliminated by July 31, 2010.  None of our employees are represented by union or collective bargaining agreements.  We believe that our relationships with our employees are good.

As a result of the integration of Asset Intelligence, on March 19, 2010, we eliminated 39 positions within our company, representing approximately 32% of our total personnel by July 31, 2010. We achieved significant synergies with the integration of Asset Intelligence into the I.D. Systems business. The total severance costs is expected be approximately $456,000.  In order to earn the severance payment, employees must complete their transition duties and execute a general release agreement.  These charges will be incurred beginning in the first quarter of 2010 and are expected to continue through the third quarter of 2010.  The Company expects the reduction in work force to be completed by the end of the third quarter of 2010.

Available Information

Our primary website is www.id-systems.com. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such information to, the Securities and Exchange Commission (“SEC”). We also make available on this website, free of charge, our Code of Ethics for Senior Financial Officers, which applies to our principal executive officer, principal financial officer and principal accounting officer.

Item 1A.   Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. Additional risks not presently known to the Company or that the Company currently deems immaterial may also adversely affect its business, financial condition or results of operations.

We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.

We incurred net losses of approximately $7.3 million, $4.2 million and $13.2 million for the years ended December 31, 2007, 2008 and 2009, respectively, and have incurred additional net losses since inception. At December 31, 2009, we had an accumulated deficit of approximately $36.9 million. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. During 2009, the market price of our common stock declined significantly. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline further.

We are highly dependent upon sales of our wireless asset management system to a few customers. The loss of any of these customers, or any material reduction in the amount of our products they purchase, could materially and adversely affect our financial condition and results of operations.

During the year ended December 31, 2009, we generated revenues of $10.3 million and the U.S. Postal Service, Wal-Mart Stores, NACCO Materials Handling Group, Inc. and Ford Motor Company accounted for 20%, 15%, 15%, and 14% of our revenues, respectively. During the year ended December 31, 2008, the U.S. Postal Service and Wal-Mart Stores, Inc. accounted for 42% and 41% of our revenues, respectively. During the year ended December 31, 2007, the U.S. Postal Service, Wal-Mart Stores, Inc. and Ford Motor Company accounted for 37%, 32% and 10% of our revenues, respectively. Some of these and other customers operate in markets that have suffered business downturns in the past few years or may so suffer in the future. The loss of or any material reduction in the amount of our products that these customers purchase, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

If the market for our technology does not develop or become sustainable, expands more slowly than we expect or becomes saturated, our revenues will continue to decline and our financial condition and results of operations could be materially and adversely affected.

Our success is highly dependent on the continued market acceptance of our wireless asset management system. The market for our wireless products and services is new and rapidly evolving. If the market for our products and services does not become sustainable, or becomes saturated with competing products or services, our revenues will continue to decline and our financial condition and results of operations could be materially and adversely affected.

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

We currently do not have any long-term or exclusive purchase commitments with any of our suppliers. In addition, our suppliers may enter into exclusive arrangements with our competitors, be acquired by our competitors, stop selling their products or components to us at commercially reasonable terms or at all. We may not be able to develop alternative sources for the components and raw materials. Even if alternate suppliers are available to us, identifying them is often difficult and time consuming. If we are unable to obtain an ample supply of product or raw materials from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders, which could reduce our revenues, subject us to claims for damages and adversely affect our relationships with our customers.

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

Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer subsets of our system capabilities or alternate approaches to the needs our products address. Those companies include both emerging companies with limited operating histories, such as ShockWatch, a division of Media Recovery, Inc., and Access Control Group L.L.C., and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Crown Equipment Corp., Savi Technology, Inc., which was acquired by Lockheed Martin Company, Symbol Technologies, Inc., which was acquired by Motorola, Inc., Intermec, Inc. and Zebra Enterprise Solutions, a division of Zebra Technologies, Corporation.

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

Our recent employee layoff may disrupt, hinder or delay our business activities.

As a result of the integration of Asset Intelligence, on March 19, 2010, we eliminated 39 positions within our company, representing approximately 32% of our total personnel by July 31, 2010. Although we have reassigned the duties associated with these eliminated positions to other personnel, inefficiencies related to task unfamiliarity, heavier workloads, potential loss of knowledge and unfilled gaps may arise, especially if we are unable to effectively manage and implement the transition. Any such inefficiency may cause disruption or delay in our business activities.

The federal government or independent standards organizations may implement significant regulations or standards that could adversely affect our ability to produce or market our products.

Our products transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the FCC, as well as other federal and state agencies. Our ability to design, develop and sell our products will continue to be subject to these rules and regulations for the foreseeable future. In addition, our products and services may become subject to independent industry standards. The implementation of unfavorable regulations or industry standards, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected products to become impractical or otherwise adversely affect our ability to produce or market our products. The adoption of new industry standards applicable to our products may require us to engage in rapid product development efforts that would cause us to incur higher expenses than we anticipated. In some circumstances, we may not be able to comply with such standards, which could materially and adversely affect our ability to generate revenues through the sale of our products.

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

If our insurance is insufficient to pay any product liability claims, our financial condition and results from operations could be materially and adversely affected. In addition, any such claims could permanently injure our reputation.

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

To date, we have not generated significant revenues outside of North America. As part of our growth strategy, we are seeking ways to expand our operations outside of North America by establishing offices overseas and developing relationships with global distributors to market and sell our systems internationally. For example, as of December 31, 2009, we had three employees in Germany and one in the United Kingdom who market and sell our systems in Europe. There are a number of risks inherent in doing business in international markets, including:

•	unexpected legal or regulatory changes;

•	unfavorable political or economic factors;

•	less developed infrastructure;

•	difficulties in recruiting and retaining personnel, and managing international operations;

•	fluctuations in foreign currency exchange rates;

•	lack of sufficient protection for intellectual property rights; and

•	potentially adverse tax consequences.

Until recently, we had no operations outside of North America, and we have limited experience establishing or operating businesses outside of North America. If we do not adequately anticipate and respond to the risks inherent in international operations, our operating results and the market price of our common stock could be materially and adversely affected. In addition, although we intend to expand our business outside of North America, there are risks associated with conducting an international operation, including the risks listed above, and such expansion may not be successful or have a positive effect on, and could materially and adversely affect, our financial condition and results of operations.

Since our inception, we have not made a significant number of acquisitions, and we cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

We may, from time to time, continue to consider investments in or acquisitions of complementary companies, products or technologies. In the event of any future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities;

•	incur expenses related to the impairment of goodwill; or

•	incur large and immediate write-offs.

We may not be able to identify suitable acquisition candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions on acceptable terms, or at all.

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

Since our inception, we have not made any acquisitions other than the PowerKey acquisition during 2008, the Didbox Ltd. acquisition during 2009, and the acquisition of General Electric Company’s Asset Intelligence business in early 2010, and we cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we have acquired or that we might acquire in the future. Any failure to do so could have a material adverse effect on our financial condition and results of operations. Acquisitions also involve the risk of potential unknown liabilities associated with the acquired business. As a result of these risks, we may not be able to achieve the expected benefits of any acquisition, including the Asset Intelligence acquisition, which was of particular significance to the Company in terms of the size of the acquisition relative to the size of the Company. The successful integration of Asset Intelligence will require, among other things, integration of Asset Intelligence’s operations, products, policies and personnel with our business. We may not achieve successful integration in a timely manner, or at all, and we may not realize the anticipated benefits and synergies of the acquisition to the extent, or in the timeframe, anticipated.

The concentration of common stock ownership among our executive officers and directors could limit the ability of other stockholders of the Company to influence the outcome of corporate transactions or other matters submitted for stockholder approval.

As of March 31, 2010, our executive officers and directors beneficially owned, in the aggregate, 13% of our outstanding common stock, not including 1,765,398 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	the election of directors;

•	adoption of stock option or other equity incentive compensation plans;

•	the amendment of our organizational documents; and

•	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.

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

We have 11,253,253 shares of common stock outstanding as of March 31, 2010, of which 9,741,024 shares are freely transferable without restriction, and 1,512,229 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of December 31, 2009, options to purchase 2,659,000 shares of our common stock were issued and outstanding, of which 1,662,000 were vested. The remaining options will vest ratably over a five-year period measured from the date of grant. The weighted-average exercise price of the vested stock options is $9.51. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

A decline in the value of the auction rate securities included in our investments and an inability to realize proceeds from our auction rate securities right issued by UBS AG could materially and adversely affect our liquidity and income.

At December 31, 2008 and 2009, we held approximately $20.1 million and $19.4 million fair value, respectively, in investments in auction rate securities (“ARS”) and auction rate securities rights.  The Company purchased all the ARS it holds from UBS AG (“UBS”).  These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States.  Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. In February 2008 and continuing into 2009, these securities failed to sell at auction.  Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature. These failed auctions represent liquidity risk exposure and are not defaults or credit events. A decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income.

In October 2008, we received a non-transferable offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010). The Offer also included a commitment to loan us 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. In November 2008, the Company accepted the Offer. In exchange for the Offer, we provided UBS with a general release of claims (other than certain consequential damages claims) concerning our ARS and granted UBS the right to purchase our ARS at any time for full par value.

Given the substantial dislocation in the financial markets and among financial services companies, we cannot assure you that UBS ultimately will have the ability to repurchase our ARS at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS, or that if UBS determines to purchase our ARS at any time, we will be able to reinvest the cash proceeds of any such sale at the same interest rate or dividend yield currently being paid to us. Also, as a condition of accepting the ARSR, we were required to sign a release of claims against UBS, which will prevent us from making claims against UBS related to our investment in ARS, other than claims for consequential damages.

Interest rate fluctuations may adversely affect our income and results of operations.

As of December 31, 2009, we had cash, cash equivalents and investments, which include auction-rate securities and an auction-rate securities right, of $60.1 million ($48.5 million, net of line of credit of $11.6 million). In a declining interest rate environment, reinvestment typically occurs at less favorable market rates, negatively impacting future investment income. Accordingly, interest rate fluctuations may adversely affect our income and results of operations.

Our cash and cash equivalents could be adversely affected by the current downturn in the financial and credit markets.

We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our cash and cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to worsen.

Declines in general economic conditions could result in decreased demand for our products and services, which would adversely affect our business, financial condition and results of operations.

Our results of operations are affected by the levels of business activities of our customers, which can be affected by economic conditions in the United States and globally.  During periods of economic downturns, our customers may decrease their demand for wireless technology solutions, as well as the maintenance, support and consulting services we provide.   As we enter 2010, the U.S. economy continues to experience significant weakness.  This slowdown may have an adverse effect on the wireless solutions industry in general and on demand for our products and services, but the magnitude of that impact is uncertain. Our future growth is dependent, in part, upon the demand for our products and services. Prolonged weakness in the economy may cause business enterprises to delay or cancel wireless solutions projects, reduce their overall wireless solutions budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection issues, and may also result in price pressures, causing us to realize lower revenues and operating margins. Additionally, if our customers cancel or delay their wireless solutions initiatives, our business, financial condition and results of operations could be materially and adversely affected.

Provisions of Delaware law, our charter documents or our shareholder rights plan could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for our stockholders to change the Company’s management.

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

In addition, provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. This is because these provisions may prevent or frustrate attempts by stockholders to replace or remove our current management or members of our Board of Directors. These provisions, among other things:

•
permit our Board of Directors to issue, without further action by our stockholders, up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change in control;

•
provide that special meetings of stockholders may be called only by (i) our Board of Directors pursuant to a resolution adopted by a majority of the entire Board of Directors, either upon motion of a director or upon written request by the holders of at least 50% of the voting power of all the shares of our capital stock entitled to vote in the election of directors, voting as a single class, or (ii) our Chairman of the Board or our President; and

•
require the affirmative vote of at least 75% of the voting power of all the shares of our capital stock entitled to vote in the election of directors, voting as a single class, to amend or repeal the provisions dealing with meetings of stockholders.

Also, in July 2009, we entered into a Rights Agreement, dated as of July 1, 2009 (the “Rights Agreement”), under which the Board of Directors authorized and declared a dividend of one preferred stock purchase right (a “Right” and, collectively, the “Rights”) for each share of the Company’s common stock outstanding as of July 13, 2009.  Each Right entitles the registered holder to purchase from the Company one one-thousandth (subject to adjustment) of a share of Series A Junior Participating Preferred Stock at a price of $19.47, subject to adjustment. The Rights become exercisable upon the occurrence of certain events and may make the acquisition of the Company more difficult and expensive. The Rights Agreement may delay or prevent an acquisition of the Company that stockholders may consider favorable, which could decrease the value of our common stock. The Rights will expire upon the earliest to occur of:  (i) the close of business on the “Sunset Date” (as defined in the Rights Agreement); (ii) the time at which the Rights are redeemed as provided in the Rights Agreement; or (iii) the time at which such Rights are exchanged as provided in the Rights Agreement.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our executive and administrative offices are located in Hackensack, New Jersey. In November 1999, we entered into a lease for this facility, covering approximately 22,500 square feet, that expires on May 31, 2010. The Company is currently in negotiations to lease new office space. The rent is currently $34,833 per month.

In February 2007, we began leasing space in Edgewater, New Jersey. The lease expires in February 2011 and the rent is currently $1,995 per month.

In March 2007, we entered into a lease for office space located in Suwanee, Georgia, for sales, marketing and customer service. The current six- month renewal option lease extension expired in September 2008 and was subsequently renewed until March 2010.  The Company expects to lease this office on a month-to-month basis.  The rent is currently $1,815 per month.

In September 2007, we entered into a lease for warehouse space located in Clifton, New Jersey. The lease expired in September 2008 and automatically renews on an annual basis. The rent is currently $800 per month.

As a result of the Asset Intelligence acquisition on January 7, 2010, we assumed the sublease for the Asset Intelligence administrative offices located in Plano, Texas, which expires on January 18, 2012.  The rent expense per month for this sublease is $16,229.

We believe that our existing facilities are adequate for our existing needs.

Item 3.   Legal Proceedings

As of March 30, 2010, the Company is not a party to any material pending legal proceedings.

Item 4.   (Removed and Reserved)

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is quoted on the NASDAQ Global Market under the symbol “IDSY.” The following table sets forth the high and low sales price for our common stock as reported on such quotation system for each fiscal quarter during the years ended December 31, 2008 and 2009.

Quarter Ended	High	Low
2008
March 31, 2008	$12.94	$5.94
June 30, 2008	9.60	6.22
September 30, 2008	9.31	5.50
December 31, 2008	8.75	2.78

2009
March 31, 2009	$4.20	$3.11
June 30, 2009	4.14	3.23
September 30, 2009	4.20	3.11
December 31, 2009	4.17	2.98

Performance Graph.

The following graph shows a five-year comparison of cumulative total shareholder return for (i) the Company, (ii) the NASDAQ Market Index, (iii) the Morningstar Communication Equipment Index (the “Morningstar Index”), which consists of 133 publicly traded communication equipment companies, and (iv) the Hemscott Industry Communication Equipment Group Index (the “Hemscott Index”), which consists of 136 publicly traded communication equipment companies.  The Company has used the Hemscott Index as its comparative industry index in prior years, but will be using the Morningstar Index in future years, as the Hemscott Index will be replaced with the Morningstar Index, which is a comparable Morningstar industry index, as a result of Morningstar’s acquisition of the Hemscott businesses in January 2008.  The Hemscott Index and the Morningstar Index include most of the same companies.

The graph assumes that $100 was invested in each of the Company’s common stock, the NASDAQ Market Index, the Morningstar Index and the Hemscott Index on December 31, 2004.  Data points on the graph are annual.  Note that historic stock price performance is not necessarily indicative of future stock price performance.

	Fiscal Year Ended
COMPANY/INDEX/MARKET	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
I.D. Systems, Inc.	100.00	127.81	100.86	66.77	21.70	17.20
NASDAQ Market Index	100.00	102.20	112.68	124.57	74.71	108.56
Morningstar Industry Index	100.00	111.12	117.79	125.01	67.25	65.48
Hemscott Group	100.00	115.06	119.48	127.81	66.44	64.75

Holders.

As of March 25, 2010, there were 27 holders of record of our common stock.

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

Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer.

On May 3, 2007, we announced that our Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program established under Rule 10b-18 of the Exchange Act. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined in the discretion of our management. The repurchases are funded from our working capital. Our share repurchase program does not have an expiration date, and we may discontinue or suspend the share repurchase program at any time. All of the repurchases set forth in this table were made under the share repurchase program in open market transactions. All shares of common stock repurchased under our share repurchase program are held as treasury stock. As of December 31, 2009, the Company has purchased approximately 1,075,000 shares of its common stock in open market transactions under the stock repurchase program for an aggregate purchase price of approximately $9,970,000.

The Company did not purchase any shares of its common stock under the repurchase program during the year ended December 31, 2009.

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the five years ended December 31, 2009 derived from our audited financial statements. You should read the information in the table below together with the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the 2007, 2008 and 2009 fiscal years, and our financial statements and related notes and the other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2006	2007	2008	2009
Statement of Operations Data:
Revenues	$19,004,000	$24,740,000	$17,083,000	$27,046,000	$10,316,000
Cost of revenues	9,708,000	13,701,000	8,929,000	13,466,000	5,554,000

Gross profit	9,296,000	11,039,000	8,154,000	13,580,000	4,762,000
Operating expenses:
Selling, general and administrative expenses	7,140,000	12,943,000	15,963,000	16,760,000	16,543,000
Research and development expenses	1,625,000	2,639,000	2,849,000	2,883,000	2,604,000

Income (loss) from operations	531,000	(4,543,000)	(10,658,000)	(6,063,000)	(14,385,000)
Interest income	222,000	2,801,000	3,238,000	2,226,000	933,000
Interest expense	(53,000)	(29,000)	(10,000)	-	(130,000)
Other income (loss)	151,000	155,000	89,000	(338,000)	390,000

Net income (loss)	$851,000	$(1,616,000)	$(7,341,000)	$(4,175,000)	$(13,192,000)

Net income (loss) per share - basic	$0.11	$(0.15)	$(0.66)	$(0.38)	$(1.20)

Net income (loss) per share - diluted	$0.09	$(0.15)	$(0.66)	$(0.38)	$(1.20)

Weighted average common shares outstanding - basic	7,771,000	10,501,000	11,205,000	10,887,000	10,991,000

Weighted average common shares outstanding - diluted	9,332,000	10,501,000	11,205,000	10,887,000	10,991,000

Balance Sheet Data (at end of period):

Cash and cash equivalents	2,138,000	9,644,000	5,103,000	12,558,000	19,481,000

Investments	5,463,000	60,716,000	59,900,000	43,461,000	40,661,000

Total assets	19,840,000	84,905,000	74,796,000	69,948,000	70,575,000

Long-term debt	449,000	240,000	19,000	-	-

Total stockholders’ equity	15,166,000	81,284,000	71,670,000	67,085,000	55,881,000

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

Overview

We develop, market and sell wireless solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts and airport ground support equipment, and rental vehicles. Our patented wireless asset management system technology, addresses the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable our customers to achieve tangible economic benefits by making timely, informed decisions that increase the security, productivity and efficiency of their operations.

We have focused our business activities on two primary applications: (i) industrial fleet management and security and (ii) rental fleet management. Our solution for industrial fleet management and security allows our customers to reduce operating costs and capital expenditures and to comply with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solution for traditional rental fleet management allows rental car companies to generate higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improve customer service by expediting the rental and return processes. . We also provide a solution for the relatively new concept of “carsharing,” enabling a rental car company to (i) position vehicles strategically around cities, universities and corporate campuses, (ii) control vehicles remotely, (iii) manage member reservations by phone or Internet, and (iv) charge members for vehicle use by the hour.

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

We have incurred net losses of approximately $7.3 million $4.2 million and $13.2 million for the years ended December 31, 2007, 2008 and 2009, respectively, and have incurred additional net losses since inception. At December 31, 2009, we had an accumulated deficit of approximately $36.9 million.

During the year ended December 31, 2009, we generated revenues of $10.3 million and the U.S. Postal Service, Wal-Mart Stores, NACCO Materials Handling Group, Inc. and Ford Motor Company accounted for 20%, 15%, 15%, and 14% of our revenues, respectively.  During the year ended December 31, 2008, we generated revenues of $27.0 million, and the U.S. Postal Service and Wal-Mart Stores, Inc. accounted for 42% and 41% of our revenues, respectively. During the year ended December 31, 2007, we generated revenues of $17.1 million, and the U.S. Postal Service, Wal-Mart Stores, Inc. and Ford Motor Company accounted for 37%, 32% and 10% of our revenues, respectively. Both revenues and earnings for 2009 were adversely impacted by lower demand for our products as a result of a spending freeze by the U. S. Postal Service and the slowdown in the U.S. economy.

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

On January 7, 2010, we acquired the Asset Intelligence business unit of General Electric Company, which provides trailer and container tracking solutions for manufacturers, retailers, shippers and freight transportation providers.  The focus of Asset Intelligence on trucking, rail, marine and intermodal applications expands the scope of assets addressed by I.D. Systems’ solutions, and the web and mobile communications technologies of Asset Intelligence are complementary to I.D. Systems’ portfolio of wireless asset management patents. The Asset Intelligence business complements the Company’s existing businesses with the focus of Asset Intelligence on trucking, rail, marine and intermodal applications significantly expands the scope of assets addressed by the Company’s product solutions.

Asset Intelligence has long-term communication contracts that provide us with a recurring revenue stream which is expected to help reduce quarterly revenue volatility. We expect that Asset Intelligence will contribute $12 - $15 million to our U.S. GAAP revenue for 2010, including approximately $11 million from recurring services. We expect the combined gross margins to remain consistent with our historical gross margins.  We have already achieved synergies integrating the Asset Intelligence unit into the business and we expect to reduce annual combined operating expenses by approximately $8 million. We expect the annual operating expenses of the combined businesses to be approximately $22 million.

Critical Accounting Policies And Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in Note B to our consolidated financial statements included in this Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by our management that can have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be our critical accounting policies. The judgments and assumptions used by our management in these critical accounting policies are based on historical experience and other factors that our management believes to be reasonable under the circumstances. Because of the nature of these judgments and assumptions, actual results could differ significantly from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Our critical accounting policies are described below.

Revenue Recognition

We derive our revenues from: (i) sales of our wireless asset management system, which includes training and technical support; (ii) post-contract maintenance and support agreements; and (iii) periodically, from leasing arrangements. Our system consists of on-asset hardware, communication infrastructure and software. Revenue is allocated to each element based upon vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue from the sale of our system is recognized as the element is earned based on the selling price of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Our system is typically implemented by the customer or a third party and, as a result, revenues are recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, pervasive evidence of an arrangement exists, sales price is fixed and determinable, collectability is reasonably assured and contractual obligations have been satisfied. In some instances, we are also responsible for providing installation services. The additional installation services, which could be performed by third parties, are considered another element in a multi-element deliverable and revenue for installation services is recognized at the time the installation is provided. Revenues from training and technical support are recognized as such services are provided.

We also enter into post-contract maintenance and support agreements. Revenues are recognized over the service period and the cost of providing these services is expensed as incurred.

Stock-Based Compensation

We account for stock-based employee compensation for all share-based payments, including grants of stock options, as an operating expense, based on their fair values on grant date.  The Company recorded stock based compensation expense of $3,288,000, $2,989,000 and $2,157,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

We estimate the fair value of share-based payment awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period our consolidated statement of operations.  We estimate forfeitures at the time of grant in order to estimate the amount of share based awards that will ultimately vest. The estimate is based on our historical rates of forfeitures. Estimated forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill and intangible assets deemed to have indefinite lives are not amortized.  Intangible are amortized over their useful lives unless the lives are determined to be indefinite.  Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks, customer relationships and other intangible assets.  We test goodwill and other intangible assets to determine if impairment exists and if the use of indefinite lives is currently applicable.

Income taxes

We use the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value Measurements

In determining fair value of financial instruments, we utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

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

The fair value of the auction-rate securities, or ARS, held by the Company was determined utilizing discounted cash flow approach and market evidence with respect to the ARS’ collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.  Our fair value measurements for our financial instruments, such as our investments in auction-rate securities, are subjective and involve uncertainties and matters of significant judgment. The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows was subtracted from the current fair market value of the security and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk. Changes in assumptions could significantly affect our estimates.

Results of Operations

The following table sets forth certain items related to our statement of operations as a percentage of revenues for the periods indicated and should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended December 31,
	2007	2008	2009
Revenues:
Products	64.6%	74.2%	62.7%
Services	35.4	25.8	37.3
	100.0	100.0	100.0
Cost of Revenues:
Cost of products	34.3	37.0	37.6
Cost of services	18.0	12.8	16.2

Total Gross Profit	47.7	50.2	46.2

Selling, general and administrative expenses	93.4	62.0	160.4
Research and development expenses	16.7	10.7	25.2

Loss from operations	(62.4)	(22.4)	(139.4)
Interest income	19.0	8.2	9.0
Interest expense	(0.1)	—	(1.3)
Other income (loss)	0.5	(1.2)	3.8

Net loss	(43.0)%	(15.4)%	(127.9)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

REVENUES. Revenues decreased by $16.7 million, or 61.9%, to $10.3 million in 2009 from $27.0 million in 2008.  The decrease in revenues was primarily attributable to the decrease in revenue from the U.S. Postal Service in the amount of $9.3 million due to a spending freeze and from Wal-Mart Stores, Inc. in the amount of $9.6 million, partially offset in increases in revenue from Ford Motor Company of $0.9 million, NACCO Materials Handling Group, Inc. of $1.0 million and American Eagle Airlines of $0.7 million.

Revenues from products decreased by $13.6 million, or 67.8%, to $6.5 million in 2009 from $20.1 million in 2008. The decrease in revenues was primarily attributable to the decrease in revenue from the U.S. Postal Service and from Wal-Mart Stores, Inc. noted above.

Revenues from services decreased by $3.1 million, or 44.9%, to $3.8 million in 2009 from $6.9 million in 2008. The decrease in service revenue is primarily attributable to a decrease in the amount of services rendered to the U.S. Postal Service to a spending freeze and Wal-Mart Stores, Inc., as noted above.

COST OF REVENUES. Cost of revenues decreased by $7.9 million, or 58.8%, to $5.6 million in 2009 from $13.5 million in 2008. The decrease was attributable to the decrease in revenue in 2009. Gross profit was $4.8 million in 2009 compared to $13.6 million in 2008. As a percentage of revenues, gross profit decreased to 46.2% in 2009 from 50.2% in 2008.

Cost of products decreased by $6.1 million, or 61.2%, to $3.9 million in 2009 from $10.0 million in 2008. Gross profit for products was $2.6 million in 2009 compared to $10.1 million in 2008. As a percentage of product revenues, gross profit decreased to 40.0% in 2009 from 50.2% in 2008. The decrease in gross profit was primarily due to a $0.6 million charge for inventory obsolescence.

Cost of services decreased by $1.8 million, or 51.8%, to $1.7 million in 2009 from $3.5 million in 2008. Gross profit for services was $2.2 million in 2009 compared to $3.5 million in 2008. As a percentage of service revenues, gross profit increased to 56.5% in 2009 from 50.2% in 2008. The gross margin increase was due to a mix in service revenue. During 2008, a higher percentage of our service revenue was for vehicle and infrastructure installations for the U.S. Postal Service. Those services are performed by subcontractors and have lower gross margins than training and support services performed by our own field staff. Maintenance revenue, which has higher margins, also increased by $568,000, or 77%, in 2009 compared to 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $217,000, or 1.3%, to $16.5 million in 2009 compared to $16.8 million in 2008. This decrease was primarily attributable to decreases in non-payroll selling expenses of $428,000, recruiting costs of $110,000, bonuses of $184,000, commissions of $330,000, travel and entertainment expenses of $114,000, stock-based compensation of $713,000 and payroll related expenses of $277,000, as a result of staff reductions in April 2009, no management incentive compensation and cost reduction initiatives partially offset by increases in acquisition costs of $1.3 million and other professional fees of $651,000. As a percentage of revenues, selling, general and administrative expenses increased to 160.4% in 2009 from 62.0% in 2008 due to a decrease in revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $279,000, or 9.7%, to $2.6 million in 2009 from $2.9 million in 2008. The decrease was primarily attributable to decreases in payroll-related and stock compensation expenses of   $333,000, offset by an increase in consulting expenses of $113,000.  As a percentage of revenues, research and development expenses increased to 25.2% in 2009 from 10.7% in 2008 due primarily to a decrease in revenue in 2009 in comparison to 2008, as discussed above.

INTEREST INCOME. Interest income decreased $1,293,000, or 58.1%, to $933,000 in 2009 from $2.2 million in 2008. This decrease was attributable primarily to the decrease in interest rates earned on the Company’s investments.

INTEREST EXPENSE   Interest expense increased by $130,000 in 2009 from $0 in 2008. This increase was due to interest expense incurred on the Company’s line of credit borrowing facility which was not in place during 2008.

OTHER INCOME. Other income of $390,000 in 2009 principally reflects the change in the fair value of the Company’s investment in auction rate securities and the auction rate securities right.

NET LOSS. Net loss was $13.2 million, or $(1.20) per basic and diluted share, in 2009 as compared to net loss of $4.2 million, or $(0.38) per basic and diluted share, in 2008. The increase in net loss was due primarily to the reasons described above.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $797,000, or 5.0%, to $16.8 million in 2008 compared to $16.0 million in 2007. This increase was attributable primarily to (i) the increase in payroll and related costs of approximately $661,000, primarily resulting from the hiring of additional staff within our sales and customer service departments, and (ii) an increase in insurance expense of approximately $183,000 in 2008. As a percentage of revenues, selling, general and administrative expenses decreased to 62.0% in 2008 from 93.4% in 2007 due to an increase in revenue, partially offset by the aforementioned increase to payroll and payroll-related expenses.

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

OTHER INCOME (LOSS). Other loss of $338,000 in 2008 reflects a charge to operations related to our auction rate securities and auction rate securities right as disclosed in Note C of the financial statements included in this Annual Report on Form 10-K. Other income of $89,000 in 2007 reflects rental income earned from a sublease arrangement. In July 2007, we released the sub-lessee from the sublease and reassumed the space.

NET LOSS. Net loss was $4.2 million, or $(0.38) per basic and diluted share, for the year ended December 31, 2008, as compared to net loss of $7.3 million, or $(0.66) per basic and diluted share, for the year ended December 31, 2007. The decrease in net loss was due primarily to the reasons described above with emphasis on the increase in revenue and an improvement in the gross profit percentage.

Liquidity and Capital Resources

Historically, except for our line of credit borrowing of $12.9 million in the first quarter of 2009, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including the issuance of our common stock upon the exercise of options and warrants. As of December 31, 2009, we had cash and marketable securities, which include auction rate securities and auction rate securities rights, of $60.1 million and working capital of $47.7 million, compared to cash and marketable securities of $56.0 million and working capital of $30.9 million as of December 31, 2008.

At December 31, 2008 and 2009, we held approximately $20.1 million and $19.4 million fair value, respectively, in investments in auction rate securities (“ARS”) and auction rate securities rights.  The Company purchased all the ARS it holds from UBS AG (“UBS”).  These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States.  Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. In February 2008 and continuing into 2009 , these securities  failed to sell at auction.  Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature. These failed auctions represent liquidity risk exposure and are not defaults or credit events. A decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income.

In October 2008, we received a non-transferable offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010). The Offer also included a commitment to loan us 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. In November 2008, the Company accepted the Offer. In exchange for the Offer, we provided UBS with a general release of claims (other than certain consequential damages claims) concerning our ARS and granted UBS the right to purchase our ARS at any time for full par value. Our right under the Offer is in substance a put right (with the strike price equal to the par value of the ARS) which we recorded as an asset, measured at its fair value with the resultant gain recognized in earnings. We initially recorded the put right at a fair value of $2.0 million and recognized the gain and a $2.3 million loss in the fair value of the ARS in operations. As we have classified the ARS as trading securities, the change in fair value of the ARS is charged to operations. The unrealized (loss) gain charged to operations in 2008 and 2009 was $(338,000) and $338,000, respectively, which is included in other expense. The fair value of the put right was based on an approach in which the present value of all expected future cash flows were subtracted from the current fair market value of the security and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.

Given the substantial dislocation in the financial markets and among financial services companies, we cannot assure you that UBS ultimately will have the ability to repurchase our auction rate securities at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS or that if UBS determines to purchase our ARS at any time, we will be able to reinvest the cash proceeds of any such sale at the same interest rate or dividend yield currently being paid to us. Also, as a condition of accepting the ARSR, we were required to sign a release of claims against UBS, which will prevent us from making claims against UBS related to our investment in ARS, other than claims for consequential damages.

Business Acquisition

On April 18, 2008, we acquired the assets of PowerKey, the industrial vehicle monitoring products division of International Electronics, Inc., a manufacturer of access control and security equipment, for approximately $573,000, which includes approximately $73,000 of direct acquisition costs. The tangible assets acquired include inventory (totaling approximately $191,000) and fixed assets (totaling approximately $4,000).

Allocation of the purchase price of the intangible assets consists of the following: goodwill (totaling approximately $200,000), trademarks and trade names (totaling approximately $74,000), and a customer list (totaling approximately $104,000).

On October 19, 2009, the Company acquired Didbox Ltd. (“Didbox”), a privately held manufacturer and marketer of vehicle operator identification systems based in the United Kingdom (“UK”). The transaction was valued at approximately $660,000 and was structured with $534,000 paid up front in cash and contingent consideration of $110,000 due in 12 months based upon achievement of certain revenue and operating profit targets. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $99,000 and $110,000.  The Company incurred acquisition-related expenses of approximately $43,000, which are included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2009. The Didbox business compliments the Company’s existing businesses with access to OEM dealer network in the UK, and the ability to add the I.D. Systems solution set to its product line.  In addition, the acquisition is expected to provide the Company with access to a broader base of customers in Europe.

The assets and liabilities of the acquired businesses are accounted for under the purchase method of accounting and recorded at their estimated fair values at the dates of acquisition.  The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.  The goodwill is not expected to be deductible for tax purposes.  Allocation of the Didbox purchase price consists of the following:

Current assets	$93,000
Other assets	36,000
Current liabilities	(104,000)
Goodwill	419,000
Trademarks and tradenames	61,000
Customer list	56,000
Other intangibles	83,000
Fair value of assets acquired	$644,000

The fair value of the current assets acquired includes trade accounts receivables with a fair value of $56,000.  The gross amount due is $56,000, which is expected to be collected.  The results of operations of acquired businesses have been included in the consolidated statement of operations as of the effective date of acquisition.  Pro forma results of operations have not been presented because the effects of the acquisitions were not material.

On January 7, 2010, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with General Electric Capital Corporation (“GECC”) and GE Asset Intelligence, LLC (“ GEAI ”), pursuant to which the Company acquired GEAI’s telematics business (the “GEAI Business”) through the purchase of 100% of the membership interests of Asset Intelligence, LLC (“AI”), a newly formed, wholly owned subsidiary of GEAI into which substantially all of the assets, including intellectual property, and liabilities of the GEAI Business had been transferred immediately prior to the closing.  Effective with the closing of the transaction on January 7, 2010, AI became a wholly owned subsidiary of the Company.  In connection with the transaction, AI offered employment to all of the former employees of the GEAI Business. The AI business compliments the Company’s existing businesses, as AI’s focus on trucking, rail, marine and intermodal applications significantly expands the scope of assets addressed by I.D. Systems’ product solutions.  In addition, the acquisition is expected to provide the Company with access to a broader base of customers.

AI combines web-based software technologies with satellite and cellular communications to deliver data-driven telematics solutions for supply chain asset management.  These solutions help secure and optimize the performance of trailers, railcars, containers, and the freight they carry, enabling shippers and carriers to maximize security and efficiency throughout their supply chains.

AI’s VeriWise™ product platform provides comprehensive real-time data for faster, more informed decision-making in multiple supply chain applications:

•
Asset Optimization—combining web-based asset visibility and advanced telemetry data to monitor the condition of fleet assets, streamline asset deployment, optimize utilization, and maximize return on investment.

•	Cold Chain Management—maintaining the condition and quality of temperature-sensitive cargo from point A to point B, and all the points in between.

•
Fleet Maintenance—utilizing sensor technologies, real-time data and a wealth of transportation maintenance knowledge to help control maintenance costs, improve preventative maintenance practices, increase asset up-time, extend asset life, and reduce overall cost of ownership.

•	Fuel Management—monitoring key factors in fuel consumption, such as tire pressure and engine idle time, to help optimize fuel performance and reduce transportation costs.

•	Security & Safety—protecting valuable assets and cargo throughout the supply chain.

Under the terms of the Purchase Agreement, the Company paid consideration of $15 million in cash at closing.  In addition, the Company may be required to pay additional cash consideration of up to $2 million in or about February 2011, contingent upon the number of new units of telematics equipment sold or subject to a binding order to be sold by AI during the year ending December 31, 2010.  The purchase price is subject to a working capital adjustment to be performed during the first quarter of 2010, pursuant to which a portion of the cash consideration paid at closing may be returned to the Company to the extent that the actual working capital of AI delivered at closing, determined in accordance with a formula set forth in the Purchase Agreement, is less than $5.5 million.

The Company incurred acquisition-related expenses of approximately $1,355,000, of which $1,241,000 are included in selling, general and administrative expenses and accrued expenses as of December 31, 2009.

The acquisition has been accounted for using the acquisition method of accounting and the purchase price will be assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition.  The Company is in the process of finalizing the fair value of the assets acquired and liabilities assumed thus the preliminary allocation of the purchase may be subject change. The Company recorded $1,200,000 of contingent consideration based on the estimated number of new units of telematics equipment to be sold in 2010. The contingent consideration was estimated using a probability weighted calculation of the number of new units telematics equipment expected to be sold in 2010.  The preliminary allocation of the AI purchase price consists of the following:

Current assets	$4,809,000
Inventory	7,030,000
Other assets	916,000
Current liabilities	(6,383,000)
Intangibles	3,200,000
Goodwill and other intangibles	6,628,000
Less: Contingent consideration	(1,200,000)
Fair value of assets acquired	$15,000,000

The fair value of the assets acquired and liabilities assumed and the acquired goodwill and intangible assets is provisional pending the completion of the valuation of these assets.  The goodwill arising from the acquisition consists largely of the synergies and cost reductions through economies of scale expected from combining the operations of the Company and AI.  The goodwill is expected to be fully deductible for tax purposes, except, contingent consideration is deductible only when paid.

The fair value of the current assets acquired includes trade accounts receivables with a fair value of $4,809,000.  The gross amount due is $5,471,000 of which $662,000 is expected to be uncollectible.

The following table represents the combined pro-forma balance sheet as of December 31, 2009:

		Pro Forma
	Historical	Combined
Cash and cash equivalents	$19,481,000	$4,481,000
Investments – short term	33,909,000	33,909,000
Accounts receivable - net	3,252,000	8,061,000
Inventory - net	4,487,000	11,517,000
Other current assets	783,000	783,000
Total current assets	61,912,000	58,751,000
Total other assets	8,663,000	19,407,000
Total Assets	$70,575,000	$78,158,000

Total current liabilities	14,233,000	$21,816,000
Total long term liabilities	461,000	461,000
Total liabilities	14,694,000	22,277,000
Total stockholders’ equity	55,881,000	55,881,000
Total liabilities and stockholders’ equity	$70,575,000	$78,158,000

As of the effective time of the acquisition contingencies are required to be measured at fair value, if the acquisition-date fair value of the asset or liability arising from a contingency can be determined. The asset or liability would be recognized at the acquisition date if both of the following criteria were met: (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (ii) the amount of the asset or liability can be reasonably estimated. These criteria are to be applied using the guidance in ASC Topic 405, Contingencies. As of the date of acquisition, GEAI was involved in various legal proceedings. However, I.D. Systems is still reviewing information regarding the fair value of these contingencies. A fair valuation effort requires review of legal matters and associated defense strategies, which are in progress. As required, AI currently accounts for these contingencies under ASC Topic 405. If fair value cannot be determined for AI’s contingencies, the combined company would continue to account for the AI contingencies using ASC Topic 405. For the purpose of these pro forma combined financial statements, I.D. Systems has not adjusted the AI book values for contingencies. This approach is preliminary and subject to change after completion of the final review and assessment of the contingencies.

The following table represents the combined pro-forma revenue and earnings for the year ended December 31, 2009:

		Pro Forma
	Historical	Combined

Revenue	$10,316,000	$37,625,000
Net loss	(13,192,000)	(27,242,000)
Net loss per share – basic and diluted	(1.20)	(2.48)

The combined pro-forma revenue and earnings were prepared as though the acquisition had occurred as of January 1, 2009.  This summary is not necessarily indicative of what the results of operations would have been had this business acquisition occurred during such period, nor, does it purport to represent results of operations for any future periods.

Operating Activities

Net cash used in operating activities was $6.9 million for the year ended December 31, 2009, compared to net cash used in operating activities of $4.9 million for the year ended December 31, 2008. The net cash used in operating activities for the year ended December 31, 2009 reflects a net loss of $13.2 million and includes non-cash charges of $2.2 million for stock-based compensation, $0.6 million for inventory reserves and $0.5 million for depreciation and amortization expense.  Changes in working capital items included:

•	a decrease in accounts receivable of $5.0 million resulting from the cash collections related to receivables outstanding at December 31, 2008 and the overall decrease in revenue;
•	a increase in inventory of $1.8 million; and
•	a decrease in accounts payable and accrued expenses of $3.7 million primarily due to the timing of the payments to our vendors.

Net cash used in operating activities was $4.9 million for the year ended December 31, 2008 compared to net cash provided by operating activities of $604,000 for the year ended December 31, 2007. The change was due primarily to an increase in accounts receivable resulting from the increase in revenue, partially offset by a decrease in net loss.

Investing Activities

Net cash provided by investing activities was $2.2 million for the year ended December 31, 2009, compared to net cash provided by investing activities of $15.4 million for the year ended December 31, 2008. The change was due primarily to an increase in the maturities of investments, which was partially offset by fewer purchases of investments and the business acquisition of Didbox Ltd.

Net cash provided by investing activities was $15.4 million for the year ended December 31, 2008 compared to net cash provided by investing activities of $284,000 for the year ended December 31, 2007. The increase was due to an increase in the maturities of investments, which was partially offset by fewer purchases of investments in 2008 and the business acquisition of PowerKey.

Financing Activities

Net cash provided by financing activities was $11.6 million for the year ended December 31, 2009, compared to net cash used in financing activities of $3.0 million for the year ended December 31, 2008. The increase was due to the borrowing of $12.9 million from the UBS line of credit facility.

Net cash used in financing activities was $3.0 million for the year ended December 31, 2008, compared to net cash used in financing activities of $5.4 million for the year ended December 31, 2007. The decrease in cash used was due primarily to less cash used to purchase shares of our issued and outstanding common stock during 2008 pursuant to our share repurchase program authorized by our Board of Directors in May 2007 and an increase in proceeds from the exercise of stock options.

Capital Requirements

We believe that with the proceeds received from our public offering that was completed by us in March 2006, the cash we have on hand and operating cash flows we expect to generate, we will have sufficient funds available to cover our capital requirements for at least the next 12 months.

Our capital requirements depend on a variety of factors, including, but not limited to, the length of the sales cycle, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products to market, revenue growth or decline and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations. We may determine in the future that we require additional funds to meet our long-term strategic objectives, including for the completion of potential acquisitions. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants, and we cannot assure you that such financing will be extended on terms acceptable to us or at all.

Term Loan

In January 2003, we closed on a five-year term loan for $1,000,000 with a financial institution. Interest at the 30-day LIBOR plus 1.75% and principal are payable monthly. To hedge the loan’s floating interest expense, we entered into an interest rate swap contemporaneously with the closing of the loan and fixed the rate of interest at 5.28% for the five-year term. At December 31, 2007, the outstanding balance on the loan was $19,000. In February 2008, we paid off the remaining principal balance on the loan which was $0 at December 31, 2008. The term-loan expired in 2008.

Line of Credit

In October 2008, the Company received an offer (the “Offer”) from UBS for a put right  (the “ARSR”) permitting the Company to sell to UBS at par value all auction-rate securities (“ARS”) held by the Company, all of which were purchased by the Company from UBS, at a future date (any time during a two-year period beginning June 30, 2010).  Included as part of the Offer, the Company received a commitment to obtain a loan for 75% of the UBS-determined value of the ARS at any time until the put option is exercised at a variable interest rate (1.24% at December 31, 2009) that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Company accepted the Offer in November 2008. In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against this credit facility. Principal payments reduced the Company’s obligation to $11,638,000 at December 31, 2009. This line of credit facility is payable on demand.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2009:

	Payment due by Period
	Total	Less than one year	1 to 3 years	3 to 5 years	After 5 years
Line of credit	$11,638,000	$11,638,000
Operating leases *	607,000	403,000	204,000	—	—

Total Contractual Cash Obligations	$12,245,000	$12,041,000	$204,000	$—	$—

*Includes contractual obligations from the Asset Intelligence acquisition on January 7,2010.

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

Recently Issued Accounting Pronouncements

We adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” in two steps: effective January 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis. This guidance establishes a new framework for measuring fair value and expands related disclosures.

In June 2009, the FASB issued SFAS No. 166 (“ASC 860”), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact that the adoption of ASC 860 will have on its consolidated financial statements and anticipates that it will not have an impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167 (“ASC 810”), “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). ASC 810 improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. In February 2010, FASB deferred the effective date of the amendments to the consolidation requirements n certain types of entities.  The Company is evaluating the impact that the adoption of ASC 810 will have on its consolidated financial statements and anticipates that it will not have an impact on the Company’s consolidated financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance provided in this ASU became effective on October 1, 2009. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements but only if adopted in tandem with ASU 2009-14 (see below).

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

In January 2010, the FASB issued additional guidance for improving disclosures about fair value measurement. Under this guidance, two new disclosures are required (i) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (ii) a gross presentation of activity within the Level 3 rollforward.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  The Company does not expect that the adoption of this guidance will have an impact on results of operations or financial position.

In May 2009, and as amended in February 2010, new authoritative accounting literature established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This accounting principle was effective for us as of June 30, 2009, and did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting standards establishing principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any noncontrolling interest in the acquiree. This accounting standard also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This accounting standard was effective for business combinations for which the acquisition date is on or after January 1, 2009. Accordingly, all business combinations that we complete are accounted for under this new accounting standard.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the form of changes in corporate income tax rates, which risks are currently immaterial to us.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of December 31, 2009, we had cash, cash equivalents and investments, which includes auction-rate securities and an auction-rate securities right, of $60.1 million.

As of December 31, 2009, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our cash and cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to worsen.

At December 31, 2008 and 2009, we held approximately $20.1 million and $19.4 million fair value, respectively, in investments in ARS and ARSR.  The Company purchased all the ARS it holds from UBS.  These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States.  Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. In February 2008 and continuing into 2009, these securities failed to sell at auction.  Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature. These failed auctions represent liquidity risk exposure and are not defaults or credit events. A decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income.

In October 2008, we received a non-transferable offer (the “Offer”) from UBS for a put right permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010). The Offer also included a commitment to loan us 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. In November 2008, the Company accepted the Offer. In exchange for the Offer, we provided UBS with a general release of claims (other than certain consequential damages claims) concerning our ARS and granted UBS the right to purchase our ARS at any time for full par value. Our right under the Offer is in substance a put right (with the strike price equal to the par value of the ARS) which we recorded as an asset, measured at its fair value with the resultant gain recognized in earnings. We initially recorded the put right at a fair value of $2.0 million and recognized the gain and a $2.3 million loss in the fair value of the ARS in operations. As we have classified the ARS as trading securities, the change in fair value of the ARS is charged to operations. The unrealized (loss) gain charged to operations in 2008 and 2009 was $(338,000) and $338,000, respectively, which is included in other expense. The fair value of the put right was based on an approach in which the present value of all expected future cash flows were subtracted from the current fair market value of the security and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.

Given the substantial dislocation in the financial markets and among financial services companies, we cannot assure you that UBS ultimately will have the ability to repurchase our auction rate securities at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS or that if UBS determines to purchase our ARS at any time, we will be able to reinvest the cash proceeds of any such sale at the same interest rate or dividend yield currently being paid to us. Also, as a condition of accepting the auction-rate securities rights, we were required to sign a release of claims against UBS, which will prevent us from making claims against UBS related to our investment in ARS, other than claims for consequential damages.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets at December 31, 2008 and 2009	48
Consolidated Statements of Operations for the Years
Ended December 31, 2007, 2008 and 2009	49
Consolidated Statements of Changes in Stockholders' Equity for the Years
Ended December 31, 2007, 2008 and 2009	50
Consolidated Statements of Cash Flows for the Years
Ended December 31, 2007, 2008 and 2009	51
Notes to the Consolidated Financial Statements	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

I.D. Systems, Inc.

We have audited the accompanying consolidated balance sheets of I.D. Systems, Inc. and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. Our audits also include the consolidated financial statement schedule II – Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2009 listed in Item 15.(a)(2) in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged for 2009 to perform an audit of the Company’s internal control over financial reporting. Our audit of the 2009 financial statements includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I.D. Systems, Inc. and subsidiaries as of December 31, 2008 and 2009, and the results of their consolidated operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information stated therein.

As described in Note B to the consolidated financial statements, the Company elected to measure certain financial assets at fair value effective January 1, 2008.

/s/ Eisner LLP

New York, New York

March 30, 2010

I.D. SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$12,558,000	$19,481,000
Restricted cash	230,000	—
Investments – short term	8,550,000	33,909,000
Accounts receivable, net of allowance for doubtful accounts of $239,000 and $106,000 in 2008 and 2009, respectively	8,245,000	3,252,000
Unbilled receivables	168,000	—
Inventory, net	3,273,000	4,487,000
Interest receivable	217,000	97,000
Prepaid expenses and other current assets	261,000	686,000

Total current assets	33,502,000	61,912,000

Investments –long term	34,911,000	6,752,000
Fixed assets, net	1,050,000	917,000
Goodwill	200,000	619,000
Intangible assets, net	178,000	375,000
Other assets	107,000	—

	$69,948,000	$70,575,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,175,000	$2,094,000
Line of credit	—	11,638,000
Deferred revenue	424,000	501,000

Total current liabilities	2,599,000	14,233,000

Deferred rent	33,000	—
Deferred revenue	231,000	461,000

	2,863,000	14,694,000
Commitments and Contingencies (Note P)

STOCKHOLDERS' EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,082,000 and 12,284,000 shares issued at December 31, 2008 and 2009, respectively; shares outstanding, 10,893,000 and 11,075,000 at December 31, 2008 and 2009, respectively	120,000	120,000
Additional paid-in capital	101,437,000	103,596,000
Accumulated deficit	(23,667,000)	(36,859,000)
Accumulated other comprehensive income	46,000	(60,000)
	77,936,000	66,797,000

Treasury stock; 1,189,000 shares and 1,209,000 shares at cost at December 31, 2008 and 2009, respectively	(10,851,000)	(10,916,000)
Total stockholders’ equity	67,085,000	55,881,000
Total liabilities and stockholders’ equity	$69,948,000	$70,575,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2007	2008	2009

Revenues:
Products	$11,037,000	$20,072,000	$6,470,000
Services	6,046,000	6,974,000	3,846,000
	17,083,000	27,046,000	10,316,000
Cost of Revenues:
Cost of products	5,859,000	9,996,000	3,882,000
Cost of services	3,070,000	3,470,000	1,672,000
	8,929,000	13,466,000	5,554,000

Gross Profit	8,154,000	13,580,000	4,762,000

Operating expenses:
Selling, general and administrative expenses	15,963,000	16,760,000	16,543,000
Research and development expenses	2,849,000	2,883,000	2,604,000

	18,812,000	19,643,000	19,147,000

Loss from operations	(10,658,000)	(6,063,000)	(14,385,000)
Interest income	3,238,000	2,226,000	933,000
Interest expense	(10,000)	—	(130,000)
Other income (loss)	89,000	(338,000)	390,000

Net loss	$(7,341,000)	$(4,175,000)	$(13,192,000)

Net loss per share – basic and diluted	$(0.66)	$(0.38)	$(1.20)

Weighted average common shares outstanding – basic and diluted	11,205,000	10,887,000	10,991,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.
Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2007	11,337,000	$113,000	$93,423,000	$(12,151,000)	12,000	$(113,000)	$81,284,000
Net loss				(7,341,000)			(7,341,000)
Comprehensive loss - unrealized loss on investments					(1,000)		(1,000)
Total comprehensive loss							(7,342000)
Shares issued pursuant to exercise of stock options	205,000	2,000	365,000				367,000
Shares repurchased						(5,583,000)	(5,583,000)
Shares withheld pursuant to stock issuance						(344,000)	(344,000)
Issuance of restricted stock	19,000
Stock based compensation – restricted stock			941,000				941,000
Stock based compensation - options			2,347,000				2,347,000

Balance at December 31, 2007	11,561,000	$115,000	$97,076,000	$(19,492,000)	$11,000	$(6,040,000)	$71,670,000

Net loss				(4,175,000)			(4,175,000)
Comprehensive income- unrealized gain on investments					35,000		35,000
Total comprehensive loss							(4,140,000)
Shares issued pursuant to exercise of stock options	505,000	5,000	1,372,000				1,377,000
Shares repurchased						(4,387,000)	(4,387,000)
Shares withheld pursuant to stock issuances						(424,000)	(424,000)
Issuance of restricted stock	16,000
Stock based compensation – restricted stock			513,000				513,000
Stock based compensation performance shares			292,000				292,000
Stock based compensation - options			2,184,000				2,184,000

Balance at December 31, 2008	12,082,000	$120,000	$101,437,000	$(23,667,000)	$46,000	$(10,851,000)	$67,085,000

Net loss				(13,192,000)			(13,192,000)
Foreign currency translation adjustment					1,000		1,000
Comprehensive loss – unrealized loss on investments					(107,000)		(107,000)
Total comprehensive loss							(13,298,000)
Shares issued pursuant to exercise of stock options	1,000		2,000				2,000
Shares withheld pursuant to issuances of restricted and performance stock						(65,000)	(65,000)
Issuance of restricted and performance stock	201,000
Stock based compensation – restricted stock			205,000				205,000
Stock based compensation – performance shares			15,000				15,000
Stock based compensation - options			1,937,000				1,937,000

Balance at December 31, 2009	12,284,000	$120,000	$103,596,000	$(36,859,000)	$(60,000)	$(10,916,000)	$55,881,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net loss	$(7,341,000)	$(4,175,000)	$(13,192,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Inventory reserve	517,000	126,000	621,000
Accrued interest income	20,000	(75,000)	120,000
Stock based compensation	3,288,000	2,989,000	2,157,000
Depreciation and amortization	544,000	540,000	533,000
Deferred rent expense	(22,000)	(22,000)	(22,000)
Deferred revenue	104,000	197,000	307,000
Change in fair value of investments		338,000	(338,000)
Deferred contract costs	33,000	—	—
Changes in:
Restricted cash	—	(230,000)	230,000
Accounts receivable	2,226,000	(5,370,000)	5,049,000
Unbilled receivables	462,000	412,000	168,000
Inventory	1,493,000	1,212,000	(1,815,000)
Prepaid expenses and other assets	(20,000)	10,000)	(320,000)
Accounts payable and accrued expenses	(700,000)	(843,000)	(369,000)
Net cash provided by (used in) operating activities	604,000	(4,891,000)	(6,871,000)

Cash flows from investing activities:
Purchase of fixed assets	(548,000)	(188,000)	(358,000)
Business acquisition	—	(573,000)	(518,000)
Purchase of investments	(15,691,000)	(28,513,000)	(59,408,000)
Maturities of investments	16,523,000	44,649,000	62,439,000
Net cash provided by investing activities	284,000	15,375,000	2,155,000

Cash flows from financing activities:
Repayment of term loan	(221,000)	(19,000)	—
Proceeds from exercise of stock options	367,000	1,377,000	2,000
Collection of officer loan	8,000	—	—
Borrowings on line of credit	—	—	12,900,000
Principal payments on line of credit	—	—	(1,262,000)
Purchase of treasury shares	(5,583,000)	(4,387,000)
Net cash (used in) provided by financing activities	(5,429,000)	(3,029,000)	11,640,000

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,000)
Net (decrease) increase in cash and cash equivalents	(4,541,000)	7,455,000	6,923,000
Cash and cash equivalents - beginning of period	9,644,000	5,103,000	12,558,000
Cash and cash equivalents - end of period	$5,103,000	$12,558,000	$19,481,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$10,000	$—	$130,000
Non-cash investing and financing activities include:
Shares withheld pursuant to stock issuance	$344,000	$424,000	$65,000
Unrealized loss on investments	(1,000)	(35,000)	(107,000)
Accrual of contingent consideration and accrued expenses			110,000

Acquisition:
Fair value of assets acquired			$748,000
Liabilities assumed			(104,000)
Less: contingent consideration potentially due in 2010			(110,000)
Less: cash acquired			(16,000)
Net cash paid in 2009			$518,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2009

NOTE A - THE COMPANY

I.D. Systems, Inc. (the “Company”) develops, markets and sells wireless solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts and airport ground support equipment, and rental vehicles. The Company’s patented wireless asset management system addresses the needs of organizations to control, track, monitor and analyze their assets. The Company’s solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the security, productivity and efficiency of their operations. The Company outsources its hardware manufacturing operations to contract manufacturers. The Company was incorporated in Delaware in 1993 and commenced operations in January 1994.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Principles of consolidation:

The consolidated financial statements include the accounts of I.D. Systems, Inc. (the “Company”) and its wholly owned foreign subsidiaries I.D. Systems, GmbH (“GmbH”) and Didbox, Ltd. (“Didbox”).  All material intercompany balances and transactions have been eliminated in consolidation.

[2]	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to stock-based compensation arrangements, the fair value of auction rate securities and the auction rate securities rights, realization of deferred tax assets, and the impairment of tangible and intangible assets.

[3]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted.  The Company’s cash and cash equivalent balances exceeded FDIC limits.

[4]	Restricted cash:

Restricted cash at December 31, 2008 consisted of cash held in escrow for inventory purchases from a vendor.

[5]	Investments:

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

The Company’s investments include auction rate securities (“ARS”) and an auction rate securities right (“ARSR”).  The Company has classified its ARS and ARSR investments as trading securities as set forth in the accounting guidance.  Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on the Company’s consolidated statements of operations.

[6]	Accounts Receivable:

The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable balances and historical reference. Accounts receivable are net of an allowance for doubtful accounts in the amount of $239,000 and $106,000 in 2008 and 2009, respectively.

[7]	Revenue recognition:

The Company’s product revenue is derived from: (i) sales of our wireless asset management system, which includes training and technical support; (ii) post-contract maintenance and support agreements; and (iii) periodically, from leasing arrangements. Our system consists of on-asset hardware, communication infrastructure and software. Revenue is allocated to each element based upon vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue is recognized as each element is earned based on the selling price of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company’s system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, persuasive evidence of an arrangement exists, sales price is fixed and determinable, collectability is reasonably assured and contractual obligations have been satisfied. In some instances, we are also responsible for providing installation services. The additional installation services, which could be performed by third parties, are considered another element in a multi-element deliverable and revenue for installation services is recognized at the time the installation is provided.  Training and technical support revenue are recognized at time of performance.

The Company also enters into post-contract maintenance and support agreements. Revenue is recognized over the service period and the cost of providing these services is expensed as incurred.

[8]	Unbilled receivables and deferred revenue:

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include upon receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2008 and 2009, unbilled receivables were $168,000 and $0, respectively, and deferred revenue was $655,000 and $962,000, respectively.  Deferred revenue also includes prepayment of extended maintenance and supports contracts.

[9]	Inventory:

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

Inventory valuation reserves are established in order to report inventories at the lower of cost or market value in the consolidated balance sheet.  The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories.  Valuation reserves for obsolete, and slow-moving inventory are estimated by comparing the inventory levels to historical usage rates and both future sales forecasts and production requirements. Other factors that management considers in determining these reserves include whether inventory parts meet current specifications or used a service part.

[10]	Fixed assets and depreciation:

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases, or their estimated useful lives, whichever is shorter.

[11]	Long-lived assets:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. For the years ended December 31, 2007, 2008 and 2009, the Company has not incurred an impairment charge.

[12]	Goodwill and Other Intangible Assets:

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill and intangible assets deemed to have indefinite lives are not amortized.  Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite.  Intangible assets are  carried at cost, less accumulated amortization. Intangible assets consist of trademarks, customer relationships and other intangible assets.  The Company tests goodwill and other intangible assets to determine if impairment exists and if the use of indefinite lives is currently applicable.  At December 31, 2009, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name, its acquired intangible assets. The Company also determined that the use of indefinite lives for the customer list and trademark and trade name remains applicable at December 31, 2009 and the Company expects to derive future benefits from these intangible assets.

[13]	Research and development:

Research and development costs are charged to expense as incurred.

[14]	Patent costs:

Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[15]	Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment.  The Company did not make any contributions to the plan during the years ended December 31, 2007, 2008 and 2009.

[16]	Rent expense:

Expense related to the Company’s facility lease is recorded on a straight-line basis over the lease term. The difference between rent expense incurred and the amounts required to be paid in accordance with the lease term is recorded as deferred rent and is amortized over the lease term.

[17]	Stock-Based Compensation:

The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options as an operating expense, based on their fair values on grant date.  The Company recorded stock-based compensation expense of $3,288,000, $2,989,000 and $2,157,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

The Company estimates the fair value of share-based payment awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statement of operations.  The Company estimates forfeitures at the time of grant in order to estimate the amount of share- based awards that will ultimately vest. The estimate is based on the Company’s historical rates of forfeitures. Estimated forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	December 31,
	2007	2008	2009

Expected volatility	48.3% - 77.8%	58.4% - 75.8%	54.1% - 75.6%
Expected life of options	5 years	5 years	5 years
Risk free interest rate	5%	3%	2%
Dividend yield	0%	0%	0%
Weighted average fair value of options granted during the year	$7.05	$3.87	$1.85

Expected volatility is based on historical volatility of the Company’s stock and the expected life of options is based on historical data with respect to employee exercise periods.

[18]	Income taxes:

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

Effective January 1, 2007, the Company adopted the provision of the Income Taxes Topic of the FASB ASC as it relates to the accounting for uncertainty in income taxes.  The provision prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2009, the Company did not have any unrecognized tax benefits. The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the year ended December 31, 2008 and 2009, there was no such interest or penalty. Income tax returns for the years 2006 and subsequent are open for examination.

[19]	Net loss per share:

	December 31,
Basic and diluted loss per share	2007	2008	2009

Net loss	$(7,341,000)	$(4,175,000)	$(13,192,000)

Weighted average common shares outstanding – basic and diluted	11,205,000	10,887,000	10,991,000

Net loss per share – basic and diluted	$(0.66)	$(0.38)	$(1.20)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. For the years ended December 31, 2007, 2008 and 2009, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options of 2,761,000, 2,601,000, and 2,659,000, respectively, would have been anti-dilutive.

[20]	Fair Value of Financial Instruments:

The carrying amounts of cash equivalents, accounts receivable, and investments in securities, including ARS and the ARSR, are carried at fair value and accounts payable, line of credit, and other liabilities approximate their fair values due to the short period to maturity of these instruments.  The fair value of the ARS was determined utilizing discounted cash flow approach and market evidence with respect to the ARS’ collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.

[21]	Customer Concentration:

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

Four customers accounted for 20%, 15%, 15% and 14%, respectively, of the Company’s revenue during the year ended December 31, 2009. Two of these customers accounted for 40% and 13% of the Company’s accounts receivable and unbilled receivables at December 31, 2009.

[22]	Advertising and Marketing Expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2007, 2008 and 2009 amounted to $314,000, $379,000 and $271,000, respectively.

[23]	Recently Issued Accounting Pronouncements:

We adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” in two steps: effective January 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis. This guidance establishes a new framework for measuring fair value and expands related disclosures.

In June 2009, the FASB issued SFAS No. 166 (“ASC 860”), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact that the adoption of ASC 860 will have on its consolidated financial statements  and anticipates that it will not have an impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167 (“ASC 810”), “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). ASC 810 improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. In February 2010, FASB deferred the effective date of the amendments to the consolidation requirements n certain types of entities.  The Company is evaluating the impact that the adoption of ASC 810 will have on its consolidated financial statements and anticipates that it will not have an impact on the Company’s consolidated financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance provided in this ASU became effective on October 1, 2009. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements but only if adopted in tandem with ASU 2009-14 (see below).

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

In January 2010, the FASB issued additional guidance for improving disclosures about fair value measurement. Under this guidance, two new disclosures are required (i) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (ii) a gross presentation of activity within the Level 3 rollforward.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  The Company does not expect that the adoption of this guidance will have an impact on results of operations or financial position

In May 2009, and as amended in February 2010, new authoritative accounting literature established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This accounting principle was effective for us as of June 30, 2009, and did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting standards establishing principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any noncontrolling interest in the acquiree. This accounting standard also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This accounting standard was effective for business combinations for which the acquisition date is on or after January 1, 2009. Accordingly, all business combinations that we complete are accounted for under this new accounting standard.

NOTE C - INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, corporate bonds and auction rate securities, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are marked to market based on quoted market values of the securities, with the unrealized gain and (losses), reported as comprehensive income or (loss). For the years ended December 31, 2007, 2008 and 2009, the Company reported unrealized gain (loss) of ($1,000), $35,000 and ($107,000), respectively, on available for sale securities in comprehensive loss. Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company has classified as short-term those securities that mature within one year, and all other securities are classified as long-term.

The Company’s investments include auction rate securities (“ARS”) and an auction rate securities right (“ARSR”), each as described below.

The Company has classified its ARS investments and ARSR as trading securities.  Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on the Company’s consolidated statements of operations.

At December 31, 2008 and 2009, the Company held approximately $20.1 million and $19.4 million fair value in ARS and ARSR, respectively. These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States.   Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  In February 2008 and continuing in 2009, these securities failed to sell at auction. These failed auctions represent liquidity risk exposure and are not defaults or credit events.  As a holder of the securities, the Company continues to receive interest on the ARS.

The Company purchased all of the ARS it holds from UBS AG (“UBS”). In October 2008, the Company received a non-transferable offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010).  The Offer also included a commitment to loan the Company 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. In November 2008, the Company accepted the Offer. In exchange for the Offer, the Company provided UBS with a general release of claims (other than certain consequential damages claims) concerning our ARS and granted UBS the right to purchase the Company’s ARS at any time for full par value.  The Company intends to exercise its right under the ARSR to put back the ARS to UBS at the time it becomes available.

The Company’s right under the ARSR is in substance a put option with the strike price equal to the par value of the ARS which is recorded as an asset, measured at fair value with the resultant gain (loss) recognized in earnings.   The Company has classified the ARS as trading securities. The Company recognized the following gain or (loss) in the consolidated statement of operations for the years ended December 31, 2008 and 2009 from the change in the fair value of these instruments:

Year ended December 31, 2008	Fair Value at January 01, 2008	Net Purchases (Maturities)	Unrealized Gain (Loss)	Fair Value at December 31, 2008

Auction Rate Securities	$25,125,000	$(4,700,000)	$(2,308,000)	$18,117,000
Auction Rate Securities – Rights	—	-	1,970,000	1,970,000
	$25,125,000	$(4,700,000)	$(338,000)	$20,087,000

Year ended December 31, 2009	Fair Value at January 1, 2009	Net Purchases (Maturities)	Unrealized Gain (Loss)	Fair Value at December 31, 2009

Auction Rate Securities	$18,117,000	$(1,050,000)	$809,000	$17,876,000
Auction Rate Securities – Rights	1,970,000	-	(471,000)	1,499,000
	$20,087,000	$(1,050,000)	$338,000	$19,375,000

The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows was subtracted from the current fair market value of the security and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.

Given the substantial dislocation in the financial markets and among financial services companies, there can be no assurance that UBS ultimately will have the ability to repurchase the Company’s ARS at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS, or that if UBS determines to purchase the Company’s ARS at any time, the Company will be able to reinvest the cash proceeds of any such sale at the same interest rate or dividend yield currently being paid to the Company.  Also, as a condition of accepting the ARSR, the Company was required to sign a release of claims against UBS, which will prevent the Company from making claims against UBS related to the Company’s investment in ARS, other than claims for consequential damages.

The cost, gross unrealized gains (losses) and fair value of available for sale, held to maturity and trading to maturity securities by major security type at December 31, 2008 and 2009 were as follows:

December 31, 2008	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Investments – short term
Available for sale
Government agency bonds	$4,801,000	$10,000	$(7,000)	$4,804,000

Total available for sale	4,801,000	10,000	(7,000)	4,804,000

Held to maturity securities
Government agency bonds	3,746,000	—	—	3,746,000

Total investments - short term	8,547,000	10,000	(7,000)	8,550,000

Investments – long term
Available for sale
Government agency bonds	11,417,000	43,000	—	11,460,000
Total available for sale	11,417,000	43,000	—	11,460,000

Held to maturity securities
Government agency bonds	1,846,000	—	—	1,846,000
Corporate bonds	1,518,000	—	—	1,518,000
Total held to maturity securities	3,364,000	—	—	3,364,000

Trading securities
Auction rate securities	20,425,000		(2,308,000)	18,117,000
Auction rate securities put right		1,970,000		1,970,000
Total trading securities	20,425,000	1,970,000	(2,308,000)	20,087,000

Total investments – long term	35,206,000	2,013,000	(2,308,000)	34,911,000

Total investments	$43,753,000	$2,023,000	$(2,315,000)	$43,461,000

December 31, 2009	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Investments – short term
Available for sale
Government agency bonds	$10,848,000	$—	$(61,000)	$10,787,000

Total available for sale	10,848,000	—	(61,000)	10,787,000

Held to maturity securities
US Treasury Notes	763,000	—	—	763,000
Government agency bonds	1,949,00			1,949,000
Corporate bonds	1,035,000			1,035,000
Total held to maturity	3,747,000			3,747,000

Trading securities
Auction rate securities	19,375,000		(1,499,000)	17,876,000
Auction rate securities – rights		1,499,000		1,499,000
Total trading securities	19,375,000	1,499,000	(1,499,000)	19,375,000

Total investments – short term	33,970,000	1,499,000	(1,560,000)	33,909,000

Investments – long term
Held to maturity securities
US Treasury Notes	770,000			770,000
Government agency bonds	2,349,000	—	—	2,349,000
Corporate bonds	3,633,000	—	—	3,633,000
Total investments – long term	6,752,00	—	—	6,752,000

Total investments	$40,722,000	$1,499,000	$(1,560,000)	$40,661,000

NOTE D - INVENTORIES

Inventories as of December 31, 2008 and 2009 consist of the following:

	December 31,
	2008	2009
Components	$1,028,000	$898,000
Finished goods	2,993,000	4,519,000
	4,021,000	5,417,000
Less: Inventory reserves	(748,000)	(930,000)

	$3,273,000	$4,487,000

NOTE E - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and at December 31, 2008 and 2009, are summarized as follows:

	December 31,
	2008	2009
Equipment	$918,000	$1,011,000
Computer software	528,000	414,000
Computer hardware	700,000	774,000
Furniture and fixtures	176,000	184,000
Automobiles	47,000	80,000
Leasehold improvements	504,000	514,000

	2,873,000	2,977,000
Accumulated depreciation and amortization	(1,823,000)	(2,060,000)

	$1,050,000	$917,000

Depreciation expense was $544,000, $540,000 and $530,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

NOTE F – ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

On April 18, 2008, the Company acquired the assets of PowerKey, the industrial vehicle monitoring products division of International Electronics, Inc., a manufacturer of access control and security equipment for approximately $573,000, which includes approximately $73,000 of direct acquisition costs. The tangible assets acquired include inventory (approximately $191,000), and fixed assets (approximately $4,000).

Allocation of the purchase price of the intangible assets consists of the following: goodwill (approximately $200,000), trademarks and trade names (approximately $74,000), and a customer list (approximately $104,000).

On October 19, 2009, the Company acquired Didbox Ltd. (“Didbox”), a privately held manufacturer and marketer of vehicle operator identification systems based in the United Kingdom (“UK”). The transaction was valued at approximately $660,000 and was structured with $534,000 paid up front in cash and contingent consideration of $110,000 due in 12 months based upon achievement of certain revenue and operating profit targets. The Company expects Didbox to meet the revenue and operating profit targets. The contingent consideration will be evaluated on a quarterly basis and any change in estimate will be recorded through earnings. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $99,000 and $110,000.  The Company incurred acquisition-related expenses of approximately $43,000, which are included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2009. The Didbox business complements the Company’s existing businesses with access to OEM dealer network in the UK, and the ability to add the I.D. System solution set to its product line.   In addition, the acquisition is expected to provide the Company with access to a broader base of customers in Europe.

The assets and liabilities of the acquired businesses are accounted for under the purchase method of accounting and recorded at their estimated fair values at the dates of acquisition.  The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.  The goodwill is not expected to be deductible for tax purposes.  Allocation of the Didbox purchase price consists of the following:

Current assets	$93,000
Other assets	36,000
Current liabilities	(104,000)
Goodwill	419,000
Trademarks and tradenames	61,000
Customer list	56,000
Other intangibles	83,000
Fair value of assets acquired	$644,000

The results of operations of acquired businesses have been included in the consolidated statement of operations as of the effective date of acquisition.  Pro forma results of operations have not been presented because the effects of the acquisition were not material.

The Company tests the goodwill and other intangible assets on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. At December 31, 2009, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangible assets. The Company also determined that the use of indefinite lives for the customer list and trademark and trade name remains applicable at December 31, 2009, as the Company expects to derive future benefits from these intangible assets.

The changes in the carrying amount of goodwill from January 1, 2008 to December 31, 2009 is as follows:

Balance of as January 1, 2008	$—
PowerKey acquisition	200,000
Balance as of December 31, 2008	200,000
Didbox acquisition	419,000
Balance as of December 31, 2009	$619,000

Identifiable intangible assets are comprised of the following:

		2008		2009
Amortized:	Useful Live	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Net Carrying Amount
Technology	5	—	—	$50,000	$(2,000)	$48,000
Workforce	5	—	—	33,000	(1,000)	32,000
Customer list	5	—	—	56,000	—	56,000
				139,000	(3,000)	136,000
Unamortized:
Customer list		$104,000		104,000	—	104,000
Trademark and Tradename		74,000		135,000	—	135,000
		178,000		239,000	$—	135,000
Total		$178,000		$378,000	(3,000)	$375,000

Amortization expense for the years ended December 31, 2007, 2008 and 2009 was $-0-, $-0- and $3,000, respectively.  Amortization of these intangible assets for 2010 through 2014 is expected to be approximately $27,000 per year.

NOTE G – LINE OF CREDIT

In October 2008, the Company received an offer (the “Offer”) from UBS for a put right  (the “ARSR”) permitting the Company to sell to UBS at par value all ARS held by the Company, all of which were purchased by the Company from UBS, at a future date (any time during a two-year period beginning June 30, 2010).  Included as part of the Offer, the Company received a commitment to obtain a loan for 75% of the UBS-determined value of the ARS at any time until the put option is exercised at a variable interest rate (1.24% at December 31, 2009) that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Company accepted the Offer in November 2008. In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against this credit facility. Principal payments reduced the Company’s obligation to $11,638,000 at December 31, 2009. This line of credit facility is payable on demand.

NOTE H – STOCK-BASED COMPENSATION

[1]           Stock options:

The Company adopted the 1995 Stock Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company also adopted the 1999 Stock Option Plan, pursuant to which the Company had the right to grant stock awards and options to purchase up to 2,813,000 shares of common stock. The Company also adopted the 1999 Director Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 600,000 shares of common stock. The 1995 Stock Option Plan expired during 2005 and the 1999 Stock and Director Option Plans expired during 2009 and the Company cannot issue additional options under these plans.

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

A summary of the status of the Company's stock option plans as of December 31, 2007, 2008 and 2009 and changes during the years then ended, is presented below:

	2007		2008		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of Shares	Exercise Price	Number of Shares	Exercise Price	Number of Shares	Exercise Price

Outstanding at beginning of year	2,784,000	$8.97	2,761,000	$9.57	2,601,000	$9.81
Granted	308,000	13.37	602,000	6.66	349,000	3.61
Exercised	(205,000)	1.79	(505,000)	2.73	(1,000)	2.31
Expired	—		—		(22,000)	4.13
Forfeited	(126,000)	18.26	(257,000)	13.74	(268,000)	11.44

Outstanding at end of year	2,761,000	$9.57	2,601,000	$9.81	2,659,000	$8.88

Exercisable at end of year	1,677,000	$7.13	1,485,000	$9.37	1,662,000	$9.51

The following table summarizes information about stock options at December 31, 2009:

		Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

1.20 – 3.81	344,000	8 years	$3.42		51,000	$2.72
3.82 – 7.40	989,000	5 years	5.80		699,000	6.11
7.41 – 14.15	1,030,000	5 years	10.24		702,000	10.07
14.16 – 19.94	81,000	6 years	17.12		71,000	17.14
19.95 – 25.38	215,000	6 years	22.23		139,000	22.35

	2,659,000	6 years	$8.88	$28,000	1,662,000	$9.51	$28,000

	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Options exercisable at December 31, 2009	1,662,000	$9.51	$28,000	4.04

Vested and expected to vest at December 31, 2009	2,659,000	$8.88	$28,000	5.64

For the years ended December 31, 2007, 2008 and 2009, the Company recorded $2,347,000, $2,184,000 and $1,937,000, respectively,  of stock-based compensation expense in connection with the stock option grants.  The total intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009 was $1,899,000, $2,476,000 and $2,000, respectively.

The fair value of options vested during the years ended December 31, 2008 and 2009 was $2,209,000 and $2,178,000, respectively.  As of December 31, 2009, there was $3,065,000 of total unrecognized compensation costs related to non-vested options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.09 years.

[2]           Restricted Stock Awards:

In 2006, Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2007, 2008 and 2009 is as follows:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2007	91,000	$18.99
Granted	20,000	13.85
Vested	(45,000)	18.99
Forfeited	(1,000)	18.89

Non-vested at December 31, 2007	65,000	$17.40
Granted	21,000	7.41
Vested	(50,000)	17.96
Forfeited	(5,000)	18.89

Non-vested at December 31, 2008	31,000	$9.49
Granted	162,000	3.54
Vested	(21,000)	10.55
Forfeited	—

Non-vested at December 31, 2009	172,000	$3.78

For the years ended December 31, 2007, 2008 and 2009, the Company recorded $941,000, $513,000 and $205,000, respectively, of stock-based compensation expense in connection with the restricted stock grants. As of December 31, 2009, there was $479,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.35 years.

[3]           Performance Shares:

In June 2006, the Compensation Committee granted 85,000 performance shares to key employees pursuant to the 1999 Stock Option Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of revenue and gross margin levels during a two-year performance period. If the performance criteria  are not met during that two-year period, then the performance shares will not vest and will automatically be returned to the plan. If the performance triggers are met, then the shares will be issued to the employees. For the year ended December 31, 2006, performance criteria was met for 31,875 shares, which were subsequently issued in 2007, and 10,625 performance shares were returned to the plan. For the year ended December 31, 2006, the Company recorded $602,000 of stock-based compensation expense in connection with the performance shares. For the year ended December 31, 2007, the performance criteria were not met, and 42,500 shares were returned to the plan.

In January 2007, the Compensation Committee granted 62,500 performance shares to key employees pursuant to the 1999 Stock Option Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of revenue and gross margin levels during a two-year performance period. If the performance criteria  are  not met during that two-year period, then the performance shares will not vest and will automatically be returned to the plan. If the performance triggers are met, then the shares will be issued to the employees. For the years ended December 31, 2007 and 2008, the performance criteria were not met, and 62,500 shares were returned to the plan.

In January 2008, the Compensation Committee granted 52,500 performance shares to key employees pursuant to the 1999 Stock Option Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of revenue levels during a one-year performance period. If the performance criteria  are not met during that one-year period, then the performance shares will not vest and will automatically be returned to the plan. If the performance triggers  are  met, then the shares will be issued to the employees. For the year ended December 31, 2008, the performance criteria were met for 39,375 shares, which were issued in 2009, and 13,125 shares were returned to the plan. For the year ended December 31, 2008, the Company recorded $292,000 of stock-based compensation expense in connection with the performance shares.

In June 2009, the Compensation Committee granted 233,000 performance shares to key employees pursuant to the 2007 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period ending in January 2012, with the ability to achieve prorated performance shares during interim annual measurement periods from January 31, 2009 to January 31, 2012. January of each year from 2009 to 2012 is used as the interim measurement date, since it is assumed that earnings announcements will take place in January with respect to the preceding year end. If the performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance triggers are met, then the shares will be issued to the employees. For the year ended December 31, 2009, the Company recorded $15,000 of stock-based compensation expense in connection with the performance shares.

NOTE I - STOCKHOLDERS' EQUITY

[1]           Preferred stock:

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. The Company’s Board of Directors has the authority to issue shares of preferred stock and to determine the price and terms of those shares.

[2]           Stock repurchase program:

On May 3, 2007, the Company announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of its common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program established under Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management.  The repurchases are funded from the Company’s working capital.  The Company’s share repurchase program does not have an expiration date, and the Company may discontinue or suspend the share repurchase program at any time.    All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the repurchase program during the year ended December 31, 2009.  As of December 31, 2008 and 2009, the Company has purchased approximately 1,075,000 shares of its common stock in open market transactions under the stock repurchase program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share.

[3]           Rights plan:

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

In July 2009, the Company also adopted a shareholder rights plan (the “Rights Plan”), which entitles the holders of the rights to purchase from the Company 1/1,000 th (subject to prospective anti-dilution adjustments) of a share of Preferred Stock of the Company at a purchase price of $19.47 (a “Right”).  The Rights Plan has a three-year term with the possibility of two separate three-year renewals.  Until a Right is exercised or exchanged in accordance with the provisions of the rights agreement governing the Rights Plan, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote for the election of directors or upon any matter submitted to stockholders of the Company or to receive dividends or subscription rights. The Rights were registered with the Securities and Exchange Commission in July 2009.

On June 29, 2009, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of common stock.  The dividend was paid on July 13, 2009 to the stockholders of record on that date.

[4]           Shares withheld:

During the year ended December 31, 2007, 22,000 shares of the Company’s common stock were withheld to satisfy tax withholding obligations in the amount of $344,000, in connection with the vesting of restricted and performance shares. During the year ended December 31, 2008, 51,000 shares of the Company’s common stock were withheld to satisfy tax withholding obligations and to pay the exercise price of such awards in the aggregate amount of $424,000 in connection with the vesting of restricted shares and the exercise of stock options.  During the year ended December 31, 2009, 20,000 shares of the Company’s common stock were withheld to satisfy tax withholding obligations and to pay the exercise price of such awards in the aggregate amount of $65,000 in connection with the vesting of restricted shares and the exercise of stock options.

NOTE J - INCOME TAXES

At December 31, 2009, the Company had an aggregate net operating loss carryforward of approximately $38,220,000 for U.S. federal income tax purposes, of which $7,508,000 relates to stock options for which there were no compensation charges for financial reporting. Accordingly, any future tax benefit upon utilization of that net operating loss would be credited to additional paid-in capital.  The Company has not included this amount in deferred tax assets.  At December 31, 2009, the Company had an aggregate net operating loss carryforward of approximately $29,038,000 for state income tax purposes and a foreign net operating loss carryforward of approximately $98,000. Substantially all of the net operating loss carryforwards expire from 2020 through 2029 for federal purposes and from 2010 through 2016 for state purposes.  The net operating loss carryforwards may be limited to use in any particular year based on Internal Revenue Code sections related to change of ownership restrictions.  In addition, future stock issuances may subject the Company to annual limitations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

The Company has net deferred tax asset of approximately $8,867,000 and $13,459,000 at December 31, 2008 and 2009, respectively.  The increase in the deferred tax asset is primarily attributed to $11,745,000 of net operating losses for the year.  The Company had other temporary differences between financial and tax reporting for stock-based compensation, fixed asset depreciation expense, and acquisition-related expenses.

The Company has elected to use the incremental approach for financial statement purposes. Under this approach, the Company will utilize net operating loss carryforwards before utilizing excess benefit from exercise of options during the current year.  The Company has provided a valuation allowance against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.  The valuation allowance increased in 2007, 2008 and 2009 by $2,040,000, $535,000 and $4,592,000, respectively.

Loss before income taxes consists of the following:

	Year Ended December 31,
	2007	2008	2009

U.S. operations	$(7,341,000)	$(4,175,000)	$(13,120,000)
Foreign operations	—	—	(72,000)

	$(7,341,000)	$(4,175,000)	$(13,192,000)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations is attributable to the following:

	Year Ended December 31,
	2007	2008	2009

Income tax benefit at the federal statutory rate	$(2,496,000)	$(1,419,000)	$(4,485,000)
State and local income taxes, net of effect on federal taxes	(436,000)	(248,000)	(792,000)
Increase (decrease) in valuation allowance	2,040,000	535,000	4,592,000
Fixed assets accumulated book/tax difference - prior year	—	(196,000)
ISO grants and restricted shares	837,000	990,000	655,000
Foreign net operating loss carryforward	—	—
Expiration of state net operating loss	—	254,000	129,000
Other	55,000	84,000	(99,000)

	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2009 are presented below:

	December 31,
	2008	2009
Deferred tax assets:
Net operating loss carryforwards	$7,647,000	$11,745,000
Fixed assets, depreciation	218,000	207,000
Stock-based compensation	867,000	994,000
Unrealized loss, auction-rate securities	135,000	—
Acquisition related expenses		513,000

	8,867,000	13,459,000
Less: Valuation allowance	(8,867,000)	(13,459,000)

Net deferred tax assets	$—	$—

NOTE K - FAIR VALUE MEASUREMENTS

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

▪	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the fair values of the Company’s investments in the balance sheet:

	Balance at December 31,	Basis of Fair Value Measurements
	2009	Level 1	Level 2	Level 3
Assets:
Cash Equivalents	887,000	887,000
Investments – short term	$33,909,000	$14,534,000	$—	$19,375,000
Investments – long term	6,752,000	6,752,000	—
	$41,548,000	$22,173,000	$—	$19,375,000

The table below includes a roll forward of the Company’s investments in ARS and ARSR from January 1, 2009 to December 31, 2009:

Fair value, January 1, 2009	$20,087,000
Net maturities	(1,050,000)
Unrealized gain included in consolidated statement of operations	338,000
Fair value, December 31, 2009	$19,375,000

NOTE L – WHOLLY OWNED FOREIGN SUBSIDIARIES

In May 2009, the Company formed an entity in Germany called I.D. Systems, GmbH (the “GmbH”). This foreign entity is wholly owned by I.D. Systems, Inc. The GmbH financial statements are consolidated with the financial statements of I.D. Systems, Inc.

For the period from May 15, 2009 (inception) to December 31, 2009, the GmbH’s operations resulted in net revenues of $363,000 and a net loss of $103,000. Total assets were $555,000 as of December 31, 2009. The GmbH operates in a local currency environment using the Euro as its functional currency.

Existing European sales orders/contracts and related accounting activity will remain in I.D. Systems, Inc., until settled or completed. Existing European employees and contractors and their related agreements were transferred to the GmbH in August 2009.

In October 2009, the Company acquired Didbox Ltd., (the “Didbox”). This foreign entity is wholly owned by I.D. Systems, Inc. and is headquartered in the United Kingdom. The Didbox financial statements are consolidated with the financial statements of I.D. Systems, Inc. as of the effective date of acquisition.

For the period from October 20, 2009 (date of acquisition) to December 31, 2009, Didbox’s operations resulted in net revenues of $142,000 and net income of $31,000. Total assets were $782,000 as of December 31, 2009. Didbox operates in a local currency environment using the British Pound as its functional currency.

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. The translation of the GmbH’s and Didbox’s financial statements at December 31, 2009 resulted in a translation loss of $1,000 which is included in comprehensive loss in the consolidated statement of changes in stockholders’ equity.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. For the year ended December 31, 2009, a foreign currency transaction gain of $9,000 is included as an offset to selling, general and administrative expenses in the consolidated statement of operations.

NOTE M – SEVERANCE AGREEMENTS

In September 2009, the Company entered into severance agreements with four of its executive officers. The severance agreements, each of which is substantially identical in form, provide each executive with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” as defined in the severance agreements.  As a condition to the Company’s obligations under the severance agreements, each executive has executed and delivered to the Company a restrictive covenants agreement.

Under the terms of the severance agreements, each executive is entitled to the following:  (i) a cash payment at the rate of the executive’s annual base salary as in effect immediately prior to the Trigger Event for a period of 12 to 18 months, (ii) continued healthcare coverage during the severance period, (iii) partial accelerated vesting of the executive’s previously granted stock options and restricted stock awards, and (iv) an award of “Performance Shares” under the Restricted Stock Unit Award Agreement previously entered into between the Company and the executive.

NOTE N - COMPREHENSIVE LOSS

Comprehensive loss includes net loss and unrealized losses on available-for-sale investments. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s balance sheet.

For the year ended December 31, 2007, comprehensive loss was $7,342,000, which includes a net loss of $7,341,000 and an unrealized loss on available-for-sale investments of $1,000.

For the year ended December 31, 2008, comprehensive loss was $4,140,000, which includes a net loss of $4,175,000 and an unrealized gain on available-for-sale investments of $35,000.

For the year ended December 31, 2009, comprehensive loss was $13,298,000, which includes a net loss of $13,192,000, an unrealized loss on available-for-sale marketable securities of $107,000 and a foreign currency translation adjustment of $1,000.

NOTE O – ACQUISITION-RELATED CHARGES

Included in selling, general and administrative expenses for the year ended December 31, 2009, are approximately $1,284,000 of acquisition-related expenses incurred in 2009 in connection with the Didbox, Ltd. acquisition and Asset Intelligence, LLC acquisition (further discussed in Note Q ), which closed on January 7, 2010.

NOTE P - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]          Contingencies:

The Company is not currently subject to any material commitments and legal proceedings, nor, to management’s knowledge, is any material legal proceeding threatened against the Company.

[2]          Operating leases:

The Company is obligated under operating leases for its facilities and offices. The Company’s operating leases provide for minimum annual rental payments as follows:

Year Ending
December 31,

2010	$204,000
2011	4,000

$208,000

The office lease for the Company’s executive offices in Hackensack, New Jersey, which expires in May 2010, also provides for escalations relating to increases in real estate taxes and certain operating expenses. The Company is currently in negotiations to lease new office space.  Expenses relating to operating leases aggregated approximately $389,000, $568,000 and $596,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

During 2003, the Company entered into an agreement to sublease a portion of its space through the end of the lease. The sublease provides for monthly payments of approximately $12,000 and also provides for escalations relating to increases in real estate taxes and certain operating expenses. Other income of $89,000 for the year ended December 31, 2007 reflects rent received by the Company under the sublease.   In July 2007, the Company released the sub lessee from the sublease and reassumed the space.

In February 2007, the Company began leasing space in Edgewater, New Jersey. The lease expires in February 2011 and the rent is currently $1,995 per month.

In March 2007, the Company began leasing office space in Suwanee, Georgia. The current six-month renewal option lease extension expired in September 2008 and has subsequently been renewed until March 2010. The Company expects to lease this office on a month-to-month basis.  The rent is currently $1,815 per month.

In September 2007, the Company began leasing warehouse space in Clifton, New Jersey. The lease expired in September 2008 and automatically renews on an annual basis. The rent is currently $800 per month.

NOTE Q – SUBSEQUENT EVENTS (UNAUDITED)

[1]          Acquisition

On January 7, 2010, The Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with General Electric Capital Corporation (“GECC”) and GE Asset Intelligence, LLC (“GEAI ”), pursuant to which the Company acquired GEAI’s telematics business (the “GEAI Business”) through the purchase of 100% of the membership interests of Asset Intelligence, LLC (the “AI”), a newly formed, wholly owned subsidiary of GEAI into which substantially all of the assets, including intellectual property, and liabilities of the GEAI Business had been transferred immediately prior to the closing.  Effective with the closing of the transaction, AI became a wholly owned subsidiary of the Company.  In connection with the transaction, AI offered employment to all of the former employees of the GEAI Business. The focus of AI’s business is in trucking, rail, marine and intermodal applications.  In addition, the acquisition is expected to provide the Company with access to a broader base of customers.

Under the terms of the Purchase Agreement, the Company paid consideration of $15 million in cash at closing.  In addition, the Company may be required to pay additional cash consideration of up to $2 million in or about February 2011, contingent upon the number of new units of telematics equipment sold or subject to a binding order to be sold by AI during the year ending December 31, 2010.  The purchase price is subject to a working capital adjustment to be performed during the first quarter of 2010, pursuant to which a portion of the cash consideration paid at closing may be returned to the Company to the extent that the actual working capital of AI delivered at closing, determined in accordance with a formula set forth in the Purchase Agreement, is less than $5.5 million.

The Company incurred acquisition-related expenses of approximately $1,355,000, of which $1,241,000 are included in selling, general and administrative expenses and accrued expenses as of December 31, 2009.

The acquisition will be accounted for using the acquisition method of accounting and the purchase price will be assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition.  The Company is in the process of finalizing the fair value of the assets acquired and liabilities assumed thus the preliminary allocation of the purchase may be subject to change.  The Company recorded $1,200,000 of contingent consideration based on the estimated number of new units of telematics equipment expected to be sold in 2010. The contingent consideration was estimated using a probability weighted calculation of the number of new units of telematics equipment expected to be sold in 2010.  The preliminary allocation of the AI purchase price consists of the following:

Current assets	$4,809,000
Inventory	7,030,000
Other assets	916,000
Current liabilities	(6,383,000)
Intangibles	3,200,000
Goodwill and other intangibles	6,628,000
Less: Contingent consideration	(1,200,000)
Fair value of assets acquired	$15,000,000

The fair value of the assets acquired and liabilities assumed and the acquired goodwill and intangible assets is provisional pending the completion of the valuation of these assets.  The goodwill arising from the acquisition consists largely of the synergies and cost reductions through economies of scale expected from combining the operations of the Company and AI.  The goodwill is expected to be fully deductible for tax purposes except contingent consideration is deductible only when paid.

The fair value of the current assets acquired includes trade accounts receivables with a fair value of $4,809,000.  The gross amount due is $5,471,000, of which $662,000 is expected to be uncollectible.

The following table represents the combined pro-forma balance sheet as of December 31, 2009:

		(Unaudited)
		Pro Forma
	Historical	Combined
Cash and cash equivalents	$19,481,000	$4,481,000
Investments – short term	33,909,000	33,909,000
Accounts receivable - net	3,252,000	8,061,000
Inventory - net	4,487,000	11,517,000
Other current assets	783,000	783,000
Total current assets	61,912,000	58,751,000
Total other assets	8,663,000	19,407,000
Total Assets	$70,575,000	$78,158,000

Total current liabilities	14,233,000	$21,816,000
Total long term liabilities	461,000	461,000
Total liabilities	14,694,000	22,277,000
Total stockholders’ equity	55,881,000	55,881,000
Total liabilities and stockholders’ equity	$70,575,000	$78,158,000

As of the effective time of the acquisition contingencies are required to be measured at fair value, if the acquisition-date fair value of the asset or liability arising from a contingency can be determined. The asset or liability would be recognized at the acquisition date if both of the following criteria were met: (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (ii) the amount of the asset or liability can be reasonably estimated. These criteria are to be applied using the guidance in ASC Topic 405, Contingencies. As of the date of acquisition GEAI was involved in various legal proceedings. However, I.D. Systems is still reviewing information regarding the fair value of these contingencies. A fair valuation effort requires review of legal matters and associated defense strategies, which are in progress. As required, AI currently accounts for these contingencies under ASC Topic 405. If fair value cannot be determined for AI’s contingencies, the combined company would continue to account for the AI contingencies using ASC Topic 405. For the purpose of these pro forma combined financial statements, I.D. Systems has not adjusted the AI book values for contingencies. This approach is preliminary and subject to change after completion of the final review and assessment of the contingencies.

The following table represents the combined pro-forma revenue and earnings for the year ended December 31, 2009:

		(Unaudited)
		Pro Forma
	Historical	Combined

Revenue	$10,316,000	$37,625,000
Net loss	(13,192,000)	(27,242,000)
Net loss per share – basic and diluted	(1.20)	(2.48)

The combined pro-forma revenue and earnings were prepared as though the acquisition had occurred as of January 1, 2009.  This summary is not necessarily indicative of what the results of operations would have been had this business acquisition occurred during such period, nor, does it purport to represent results of operations for any future periods.

[2]          Reduction in work force

As a result of the integration of Asset Intelligence, on March 19, 2010, we eliminated 39 positions within our company, representing approximately 32% of our total personnel by July 31, 2010.  The total severance cost is expected to be approximately $456,000.  In order to earn the severance payment, employees must complete their transition duties and execute a general release agreement.  These charges will be incurred beginning in the first quarter of 2010 and are expected to continue through the third quarter of 2010.  The Company expects the reduction in work force to be completed by the end of the third quarter of 2010.

NOTE R - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial data for each quarter for the years ended December 31, 2008 and 2009. We believe the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue:
Products	$3,253,000	$3,471,000	$7,360,000	$5,988,000
Services	1,075,000	1,989,000	1,977,000	1,933,000
	4,328,000	5,460,000	9,337,000	7,921,000

Cost of revenue:
Cost of products	1,536,000	1,678,000	3,622,000	3,160,000
Cost of services	680,000	917,000	948,000	925,000
	2,216,000	2,595,000	4,570,000	4,085,000

Gross Profit	2,112,000	2,865,000	4,767,000	3,836,000

Selling, general and administrative expenses	4,261,000	4,278,000	3,910,000	4,311,000
Research and development expenses	711,000	708,000	672,000	792,000
Other income and (expense)	826,000	593,000	434,000	35,000

Net (loss) income	$(2,034,000)	$(1,528,000)	$619,000	$(1,232,000)

Net (loss) income per share – basic and diluted	$(0.19)	$(0.14)	$0.06	$(0.11)

	Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue:
Products	$1,378,000	$1,771,000	$1,218,000	$2,103,000
Services	1,556,000	913,000	623,000	754,000
	2,934,000	2,684,000	1,841,000	2,857,000

Cost of revenue:
Cost of products	798,000	890,000	603,000	1,591,000
Cost of services	547,000	323,000	339,000	463,000
	1,345,000	1,213,000	942,000	2,054,000

Gross profit	1,589,000	1,471,000	899,000	803,000

Selling, general and administrative expenses	4,211,000	3,764,000	3,644,000	4,924,000
Research and development expenses	689,000	691,000	642,000	582,000
Other income, net	239,000	660,000	350,000	(56,000)

Net loss	$(3,072,000)	$(2,324,000)	$(3,037,000)	$(4,759,000)

Net loss per share – basic and diluted	$(0.28)	$(0.21)	$(0.27)	$(0.43)

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

During the fourth quarter of our fiscal year ended December 31, 2009, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) related to the recording, processing, summarization, and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

I.D. Systems, Inc. acquired Didbox Ltd. during October 2009.  Management has excluded Didbox Ltd. from its assessment of internal control over financial reporting as of December 31, 2009 due to the acquisition occurring during the fourth quarter of 2009.  Total assets and total revenues of Didbox Ltd. represent approximately 1% (approximately $782,000) and 1% (approximately $142,000), respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of December 31, 2009 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Item 9B.   Other Information

None.

PART III.

Item 10.   Directors, Executive Officers and Corporate Governance

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

•
if the information that is responsive to the information required with respect to this Item 10 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to stockholders and filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC.

Item 11.   Executive Compensation

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

•
if the information that is responsive to the information required with respect to this Item 11 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to stockholders and filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

•
if the information that is responsive to the information required with respect to this Item 12 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to stockholders and filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

•
if the information that is responsive to the information required with respect to this Item 13 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to stockholders and filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC.

Item 14.   Principal Accounting Fees and Services

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2010 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided , however , that such information shall not be incorporated herein:

•
if the information that is responsive to the information required with respect to this Item 14 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

•
if such proxy statement is not mailed to stockholders and filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC.

PART IV.

Item 15.   Exhibits, Financial Statement Schedules

(a)   List of Financial Statements, Financial Statement Schedules, and Exhibits.

(1)          Financial Statements. The following financial statements of I.D. Systems, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2008 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2008 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2008 and 2009

Notes to the Consolidated Financial Statements

(2)          Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

All other financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

(3)          Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

2.1
Membership Interest Purchase Agreement, dated as of January 7, 2010, by and among I.D. Systems, Inc., General Electric Capital Corporation and GE Asset Intelligence, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on January 13, 2010).

3.1.1
Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.1.2
Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

3.2
Restated By-Laws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.1
Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.2
Rights Agreement, dated as of July 1, 2009, between I.D. Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

10.1
1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.3
1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.4
2007 Equity Compensation Plan (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).*

10.5
2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009) filed with the SEC on July 19, 2007).*

10.6
Office Lease, dated November 4, 1999, between I.D. Systems, Inc. and Venture Hackensack Holding, Inc. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-KSB of I.D. Systems, Inc. for the fiscal year ended December 31, 1999 filed with the SEC on March 29, 2000).

10.7
Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Jeffrey Jagid (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.8
Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9
Severance Agreement, dated September 11, 2009, by and between the Company and Kenneth Ehrman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.10
Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Eisner LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*      Management contract or compensatory plan or arrangement.

(b)   Exhibits. The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference.  Please see the Index to Exhibits to this Annual Report on Form 10-K, which is incorporated into this Item 15(b) by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010

I.D. SYSTEMS, INC.

By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey M. Jagid
Jeffrey M. Jagid	Chief Executive Officer and Director	March 31, 2010
(Principal Executive Officer)

/s/ Kenneth S. Ehrman
Kenneth S. Ehrman	President and Director	March 31, 2010

/s/ Ned Mavrommatis
Ned Mavrommatis	Chief Financial Officer (Principal Financial	March 31, 2010
and Accounting Officer)

/s/ Lawrence Burstein
Lawrence Burstein	Director	March 31, 2010

/s/ Harold D. Copperman		March 31, 2010
Harold D. Copperman	Director

/s/ Michael Monaco		March 31, 2010
Michael Monaco	Director

I.D. SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In 000’s)

		Charged to
	Balance at	(Write-off)	Balance at
	Beginning	to Costs and	End of
Description	Period	Expenses	Period
Inventory reserve

Year ended December 31, 2009	$748	$182	$930

Year ended December 31, 2008	$642	$126	$748

Year ended December 31, 2007	$125	$517	$642

		Charged to
	Balance at	(Write-off )	Balance at
	Beginning	to Costs and	End of
Description	Period	Expenses	Period
Allowance for doubtful accounts

Year ended December 31, 2009	$239	$(133)	$106

Year ended December 31, 2008	$239	$—	$239

Year ended December 31, 2007	$239	$—	$239

INDEX TO EXHIBITS

2.1
Membership Interest Purchase Agreement, dated as of January 7, 2010, by and among I.D. Systems, Inc., General Electric Capital Corporation and GE Asset Intelligence, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on January 13, 2010).

3.1.1
Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.1.2
Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

3.2
Restated By-Laws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.1
Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.2
Rights Agreement, dated as of July 1, 2009, between I.D. Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

10.1
1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.3
1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.4
2007 Equity Compensation Plan (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).*

10.5
2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009) filed with the SEC on July 19, 2007).*

10.6
Office Lease, dated November 4, 1999, between I.D. Systems, Inc. and Venture Hackensack Holding, Inc. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-KSB of I.D. Systems, Inc. for the fiscal year ended December 31, 1999 filed with the SEC on March 29, 2000).

10.7
Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Jeffrey Jagid (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.8
Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9
Severance Agreement, dated September 11, 2009, by and between the Company and Kenneth Ehrman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.10
Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Eisner LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).