Form 10-Q
period 2010-03-31
ID SYSTEMS INC
filed 2010-05-17
CIK 49615

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-15087
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on May 12, 2010 was 11,253,253.

INDEX
I.D. Systems, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2009*	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,481,000	$5,979,000
Investments – short term	33,909,000	29,209,000
Accounts receivable, net of allowance for doubtful accounts of $106,000 and $123,000 in 2009 and 2010, respectively	3,252,000	5,470,000
Note and lease receivable – current	—	254,000
Inventory, net	4,487,000	9,008,000
Interest receivable	97,000	131,000
Deferred costs – current	—	364,000
Prepaid expenses and other current assets	686,000	2,142,000

Total current assets	61,912,000	52,557,000

Investments – long term	6,752,000	4,392,000
Note and lease receivable – less current portion	—	1,062,000
Deferred costs – less current portion	—	761,000
Fixed assets, net	917,000	3,872,000
Goodwill	619,000	2,590,000
Intangible assets, net	375,000	5,816,000

	$70,575,000	$71,050,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,094,000	$6,145,000
Line of credit	11,638,000	9,451,000
Deferred revenue	501,000	1,264,000

Total current liabilities	14,233,000	16,860,000

Deferred revenue	461,000	1,884,000

	14,694,000	18,744,000

Commitments and Contingencies (Note 30)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,284,000 and 12,466,000 shares issued at December 31, 2009 and March 31, 2010, respectively; shares outstanding, 11,075,000 and 11,253,000 at December 31, 2009 and March 31, 2010, respectively	120,000	121,000
Additional paid-in capital	103,596,000	104,052,000
Accumulated deficit	(36,859,000)	(40,922,000)
Accumulated other comprehensive loss	(60,000)	(19,000)

	66,797,000	63,232,000

Treasury stock; 1,209,000 and 1,213,000 shares at cost in 2009 and 2010	(10,916,000)	(10,926,000)

Total stockholders’ equity	55,881,000	52,306,000

Total liabilities and stockholders’ equity	$70,575,000	$71,050,000

*	Derived from audited balance sheet as of December 31, 2009.
See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2009	2010
Revenue:
Products	$1,378,000	$2,023,000
Services	1,556,000	4,101,000

	2,934,000	6,124,000

Cost of revenue:
Cost of products	798,000	975,000
Cost of services	547,000	1,764,000

	1,345,000	2,739,000

Gross profit	1,589,000	3,385,000

Selling, general and administrative expenses	4,211,000	6,474,000
Research and development expenses	689,000	1,154,000

Loss from operations	(3,311,000)	(4,243,000)
Interest income	347,000	209,000
Interest expense	—	(30,000)
Other (expense) income, net	(108,000)	1,000

Net loss	$(3,072,000)	$(4,063,000)

Net loss per share – basic and diluted	$(0.28)	$(0.36)

Weighted average common shares outstanding – basic and diluted	10,895,000	11,185,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2009	12,284,000	$120,000	$103,596,000	$(36,859,000)	$(60,000)	$(10,916,000)	$55,881,000

Net loss				(4,063,000)			(4,063,000)
Comprehensive loss — unrealized gain on investments					66,000		66,000
Foreign currency translation adjustment					(25,000)		(25,000)

Total comprehensive loss							(4,022,000)

Shares issued pursuant to exercise of stock options	1,000	1,000	2,000				3,000
Issuance of restricted stock	181,000
Shares withheld pursuant to stock issuances						(10,000)	(10,000)
Stock based compensation –restricted stock			84,000				84,000
Stock based compensation — options			370,000				370,000

Balance at March 31, 2010 (Unaudited)	12,466,000	$121,000	$104,052,000	$(40,922,000)	$(19,000)	$(10,926,000)	$52,306,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2009	2010
Cash flows from operating activities:

Net loss	$(3,072,000)	$(4,063,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	—	16,000
Accrued interest income	32,000	(34,000)
Stock-based compensation expense	559,000	454,000
Depreciation and amortization	138,000	432,000
Change in fair value of investments	108,000	—
Deferred rent expense	(5,000)	—
Deferred revenue	475,000	802,000
Changes in:
Restricted cash	177,000	—
Accounts receivable	2,762,000	1,011,000
Unbilled receivables	(32,000)	—
Note and lease receivable	—	74,000
Inventory	(1,215,000)	715,000
Prepaid expenses and other assets	(69,000)	(483,000)
Deferred costs	—	(494,000)
Accounts payable and accrued expenses	(1,414,000)	(1,360,000)

Net cash used in operating activities	(1,556,000)	(2,930,000)

Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(198,000)	(506,000)
Business acquisition	—	(15,000,000)
Purchase of investments	(16,474,000)	(2,751,000)
Maturities of investments	11,778,000	9,877,000

Net cash used in investing activities	(4,894,000)	(8,380,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	3,000
Borrowing on line of credit	12,900,000	—
Principal payments on line of credit	(160,000)	(2,187,000)

Net cash provided by (used in) financing activities	12,740,000	(2,184,000)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(8,000)
Net increase (decrease) in cash and cash equivalents	6,290,000	(13,502,000)
Cash and cash equivalents — beginning of period	12,558,000	19,481,000

Cash and cash equivalents — end of period	$18,848,000	5,979,000

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	—	—

Interest	$—	$30,000

Noncash activities:
Unrealized (loss) gain on investments	$(45,000)	$66,000

Accrued contingent consideration	—	$1,017,000

Shares withheld pursuant to stock issuance	$65,000	$10,000

Acquisition:
Fair value of assets acquired		$20,712,000
Liabilities assumed		(4,695,000)
Less: contingent consideration potentially due		(1,017,000)

Net cash paid in 2010		$15,000,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
NOTE 1 — The Company
I.D. Systems, Inc. and its subsidiaries (the “Company,” “we,” “our” or “us”) develop, market and sell wireless solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, including forklifts, airport ground support equipment, rental vehicles and transportation assets, such as dry van trailers, refrigerated trailers, railcars and containers. The Company’s patented wireless asset management system addresses the needs of organizations to control, track, monitor and analyze their assets. The Company’s solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the security, productivity and efficiency of their operations. The Company outsources its hardware manufacturing operations to contract manufacturers.
On January 7, 2010, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with General Electric Capital Corporation (“GECC”) and GE Asset Intelligence, LLC (“GEAI ”), pursuant to which the Company acquired GEAI’s telematics business (the “GEAI Business”) through the purchase of 100% of the membership interests of Asset Intelligence, LLC (“AI”), a newly formed, wholly owned subsidiary of GEAI into which substantially all of the assets, including intellectual property, and liabilities of the GEAI Business had been transferred immediately prior to the closing. Effective with the closing of the transaction, AI became a wholly owned subsidiary of the Company. See Note 12 to the Unaudited Condensed Consolidated Financial Statements.
Prior to the AI acquisition, the Company operated in a single reportable segment, which consisted of the historical operations of I.D. Systems (“IDS”). Subsequent thereto, the Company has determined that it has two reportable segments organized by product line: IDS and AI. The IDS operating segment includes the Company’s core wireless asset management systems operations: I.D. Systems, Inc., I.D. Systems, GmbH, and Didbox Ltd. This core business develops, markets and sells wireless solutions for managing and securing high-value enterprise assets such as industrial trucks. The AI operating segment, which consists of Asset Intelligence, LLC, provides data-driven telematics solutions for tracking and managing supply chain assets such as trailers and containers.
I.D. Systems, Inc. was incorporated in Delaware in 1993 and commenced operations in January 1994.
NOTE 2 — Organization and Consolidation Policy
The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries Asset Intelligence, LLC (“AI”), I.D. Systems, GmbH (“GmbH”) and Didbox, Ltd. (“Didbox”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2010, the consolidated results of its operations for the three-month periods ended March 31, 2009 and 2010, respectively, the consolidated change in stockholders’ equity for the three months ended March 31, 2010 and consolidated cash flows for the three month-periods ended March 31, 2009 and 2010. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the operating results for the full year. We suggest that these financial statements be read in conjunction with the audited financial statements and related disclosures for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K for the year then ended.
NOTE 3 — Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed FDIC limits.
NOTE 4 — Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to stock-based compensation arrangements, the fair value of auction-rate securities and auction-rate securities rights (see Note 6 – Fair Value Measurements), acquisition accounting, realization of deferred tax assets, the impairment of tangible and intangible assets, inventory reserves, bad debt reserves and warranty and deferred revenue and costs. Actual results could differ from those estimates.

NOTE 5 — Investments
The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, corporate bonds and auction-rate securities, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three months ended March 31, 2009 and 2010, the Company reported unrealized (loss) gain of ($45,000) and $66,000, respectively, on available for sale securities in comprehensive loss. Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company has classified as short-term those securities that mature within one year, and all other securities are classified as long-term.
The Company’s investments include auction rate securities (“ARS”) and an auction rate securities right (“ARSR”), each as described below.
The Company has classified its ARS investments and ARSR as trading securities. Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on the Company’s consolidated statements of operations.
At December 31, 2009 and March 31, 2010, the Company held approximately $19.4 million and $17.3 million fair value in ARS and ARSR, respectively. These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Starting in February 2008 and continuing through 2010, these securities failed to sell at auction. These failed auctions represent liquidity risk exposure and are not defaults or credit events. As a holder of the securities, the Company continues to receive interest on the ARS.

The Company purchased all of the ARS it holds from UBS AG (“UBS”). In October 2008, the Company received a non-transferable offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010). The Offer also included a commitment to loan the Company 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted-average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. In November 2008, the Company accepted the Offer. In exchange for the Offer, the Company provided UBS with a general release of claims (other than certain consequential damages claims) concerning our ARS and granted UBS the right to purchase the Company’s ARS at any time for full par value. The Company intends to exercise its right under the ARSR to put back the ARS to UBS at the time it becomes available.
The Company’s right under the ARSR is in substance a put option with the strike price equal to the par value of the ARS which is recorded as an asset, measured at fair value with the resultant gain (loss) recognized in earnings. The Company has classified the ARS as trading securities. The Company recognized the following gain or (loss) in the consolidated statement of operations for the three months ended March 31, 2010 from the change in the fair value of these instruments:

		Net	Unrealized
	Fair Value at	Purchases	Gain	Fair Value at
Three months ended March 31, 2010	January 1, 2010	(Sales)	(Loss)	March 31, 2010

Auction Rate Securities	$17,876,000	$(2,150,000)	$104,000	$15,830,000
Auction Rate Securities – Rights	1,499,000	—	(104,000)	1,395,000

Net unrealized gain recorded for the three months ended March 31, 2010	$19,375,000	$(2,150,000)	$—	$17,225,000

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

The cost, gross unrealized gains (losses) and fair value of available for sale, held to maturity and trading securities by major security type at March 31, 2010 are as follows:

		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Investments — short term
Trading securities
Auction rate	$17,225,000	—	$(1,395,000)	$15,830,000
Auction rate securities right	—	$1,395,000		1,395,000

Total trading securities	17,225,000	1,395,000	(1,395,000)	17,225,000

Available for sale
Corporate bonds	503,000	4,000	—	507,000
Government agency	5,666,000	4,000	(3,000)	5,667,000

Total available for sale	6,169,000	8,000	(3,000)	6,174,000

Held to maturity securities
US Treasury Notes	1,525,000	—	—	1,525,000
Government agency bonds	3,253,000	—	—	3,253,000
Corporate bonds and commercial paper	1,032,000	—	—	1,032,000

Total held to maturity	5,810,000	—	—	5,810,000

Total investments — short term	29,204,000	1,403,000	(1,398,000)	29,209,000

Marketable securities — long term
Held to maturity securities
Government agency bonds	769,000	—	—	769,000
Corporate bonds and commercial paper	3,623,000	—	—	3,623,000

Total held to maturity securities	4,392,000	—	—	4,392,000

Total investments — long term	4,392,000	—	—	4,392,000

Total investments	$33,596,000	$1,403,000	$(1,398,000)	$33,601,000

The table above presents held to maturity investments at cost and amortized cost. At March 31, 2010, the gross unrealized holding gains for held to maturity securities were $44,000, short-term, and $99,000, long-term.
NOTE 6 — Fair Value Measurements
The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:
•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the fair values of the Company’s investments in the condensed consolidated balance sheet:

	Balance at
	March 31,	Basis of Fair Value Measurements
	2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$739,000	$739,000
Marketable securities – short term	29,209,000	11,984,000	$—	$17,225,000
Marketable securities – long term	4,392,000	4,392,000	—	—

	$34,340,000	$17,115,000	$—	$17,225,000

The table below includes a roll forward of the Company’s investments in ARS and the ARSR classified under Level 3 from January 1, 2010 to March 31, 2010:

Fair value, January 1, 2010	$19,375,000
Net maturities	(2,150,000)
Unrealized gain included in condensed consolidated statement of operations	—

Fair value, March 31, 2010	$17,225,000

NOTE 7 — Revenue Recognition
The Company’s product revenue is derived from: (i) sales of our wireless asset management system, which includes training and technical support; (ii) monitoring equipment and spare parts sold to customers (for which title transfers on date of customer receipt) and from the related customer service under contracts that generally provide for service over periods from one to five years; (iii) post-contract maintenance and support agreements; and (iv) periodically, from leasing arrangements.
Our wireless asset management system consists of on-asset hardware, communication infrastructure and software. Revenue derived from the sale of our wireless asset management system is allocated to each element based upon vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue is recognized as each element is earned based on the selling price of each element, and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company’s system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, persuasive evidence of an arrangement exists, sales price is fixed and determinable, collectability is reasonably assured and contractual obligations have been satisfied. In some instances, we are also responsible for providing installation services. The additional installation services, which could be performed by third parties, are considered another element in a multi-element deliverable and revenue for installation services is recognized at the time the installation is provided. Training and technical support revenue are recognized at time of performance.
The Company recognizes revenues from the sale of monitoring equipment when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of monitoring equipment does not have stand alone value to the customer from the communication services provided and the arrangements constitute a single unit of accounting. Under these provisions, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. At December 31, 2009 and March 31, 2010, deferred product revenue was $-0- and $1,944,000, respectively. During the three months ended March 31, 2010, the Company amortized deferred revenue of $80,000.
The service revenue for our monitoring equipment relates to charges for monthly messaging usage and value-added features charges. The usage fee is a monthly fixed charge based on the expected utilization according to the rate plan chosen by the customer. Service revenue generally commences upon equipment installation and customer acceptance, and is recognized over the period such services are provided.
Other revenue, which consists primarily of installation and freight charges, is recognized upon equipment installation and customer acceptance for installation and upon shipment of equipment for freight. Spare parts sales are reflected in product revenues and recognized on the date of customer receipt of the part.
The Company also enters into post-contract maintenance and support agreements. Revenue is recognized over the service period and the cost of providing these services is expensed as incurred. At December 31, 2009 and March 31, 2010, deferred maintenance revenue was $962,000 and $1,204,000, respectively.
Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the condensed consolidated statements of operations.
NOTE 8 — Note Receivable and Net Investment in Sales-Type Lease
Notes receivable of $303,000 at March 31, 2010 relates to product financing arrangement that exceeds one year and bears interest at 8%. Interest is recognized over the life of the note. The Company does not require collateral for the notes. The Company has not and does not intend to sell these receivables. Amounts collected on the note receivable is included in net cash provided by operating activities in the condensed consolidated statements of cash flows. Unearned interest income is amortized to interest income over the life of the note using the effective-interest method.
Present value of net investment in sales-type lease of $1,013,000 is for a five-year lease of the Company’s product and is reflected net of unearned income of $189,000 discounted at 8%. Scheduled maturities of minimum lease payments outstanding as of March 31, 2010 are as follows:

Year ending December 31:

April – December 2010	$151,000
2011	216,000
2012	234,000
2013	253,000
2014	159,000
Thereafter	—

Total	$1,013,000

NOTE 9 — Inventory
Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.
Inventories as of December 31, 2009 and March 31, 2010 consist of the following:

	December 31,	March 31,
	2009	2010
Components	$898,000	$4,252,000
Finished goods	4,519,000	5,669,000

	5,417,000	9,921,000
Less: Inventory reserves	(930,000)	(913,000)

	$4,487,000	$9,008,000

Inventories as March 31, 2010 include approximately $4.9 million of inventory from the AI acquisition (see Note 12). The fair value of the acquired inventory is provisional pending the completion of the valuation of the assets acquired and liabilities assumed.
NOTE 10 — Fixed Assets
Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31,	March 31,
	2009	2010
Equipment	$1,011,000	$1,031,000
Computer software and website development	414,000	2,565,000
Computer hardware	774,000	1,150,000
Furniture and fixtures	184,000	208,000
Automobiles	80,000	53,000
Leasehold improvements	514,000	645,000
Construction in process	—	566,000

	2,977,000	6,218,000
Accumulated depreciation and amortization	(2,060,000)	(2,346,000)

	$917,000	$3,872,000

Depreciation and amortization expense was $138,000 and $288,000 for the three months ended March 31, 2009 and 2010, respectively.
NOTE 11 — Capitalized Software Development and Website Development Costs
The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the GE Veriwise® systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, GPS-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post implementation/operation” stages of development were expensed. The Company capitalized $-0- and $393,000 for website enhancements for the three months ended March 31, 2009 and 2010, respectively. Amortization of costs associated with computer software and website development was $30,000 and $132,000 for the three months ended March 31, 2009 and 2010, respectively.

NOTE 12 — Acquisitions, Goodwill and Other Intangible Assets
On October 19, 2009, the Company acquired Didbox Ltd. (“Didbox”), a privately held manufacturer and marketer of vehicle operator identification systems based in the United Kingdom (“UK”). The transaction was valued at approximately $660,000 and was structured with $534,000 paid up front in cash and contingent consideration of $110,000 due in 12 months based upon achievement of certain revenue and operating profit targets. The Company expects Didbox to meet the revenue and operating profit targets. The contingent consideration will be evaluated at each reporting date and any change in estimate will be recorded through earnings. The estimated potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $99,000 and $110,000. The Company incurred acquisition-related expenses of approximately $43,000, which were included in selling, general and administrative expenses in the consolidated statement of operations during the year ended December 31, 2009. The Didbox business complements the Company’s existing businesses by allowing access to the original equipment manufacturer (OEM) dealer network in the UK, and offers the ability to add the I.D. Systems solution set to its product line. In addition, the acquisition is expected to provide the Company with access to a broader base of customers in Europe.
The Company has accounted for the Didbox transaction under the acquisition method of accounting and recorded the assets and liabilities of the acquired business at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The goodwill is not expected to be deductible for tax purposes. Allocation of the Didbox purchase price consists of the following:

Current assets	$93,000
Other assets	36,000
Current liabilities	(104,000)
Goodwill	419,000
Trademarks and tradenames	61,000
Customer list	56,000
Other intangibles	83,000

Fair value of assets acquired	$644,000

The results of operations of Didbox have been included in the consolidated statement of operations as of the effective date of the acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material.
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
Under the terms of the Purchase Agreement, the Company paid consideration of $15 million in cash at closing. In addition, the Company may be required to pay additional cash consideration of up to $2 million in or about February 2011, contingent upon the number of new units of telematics equipment sold or subject to a binding order to be sold by AI during the year ending December 31, 2010. The purchase price is subject to a working capital adjustment to be performed during 2010, pursuant to which a portion of the cash consideration paid at closing may be returned to the Company to the extent that the actual working capital of AI delivered at closing, determined in accordance with a formula set forth in the Purchase Agreement, is less than $5.5 million.
The Company incurred acquisition-related expenses of approximately $1,355,000, of which $1,241,000 were included in selling, general and administrative expenses in 2009 and $114,000 during the three months ended March 31, 2010.
The transaction was accounted for using the acquisition method of accounting and the purchase price was assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The Company is in the process of finalizing the fair value of the assets acquired and liabilities assumed, thus, the preliminary allocation of the purchase price may be subject to change. The Company recorded $1,017,000 of contingent consideration based on the estimated number of new units of telematics equipment expected to be sold in 2010. The contingent consideration was estimated using a probability weighted calculation of the number of new units of telematics equipment expected to be sold in 2010 discounted at 20.5%, which represents the Company’s weighted-average discount rate. The preliminary allocation of the AI purchase price consists of the following:

Current assets, excluding inventory	$4,709,000
Inventory	5,236,000
Other assets, net	3,211,000
Current liabilities	(4,695,000)
Intangibles	5,585,000
Goodwill	1,971,000
Less: Contingent consideration	(1,017,000)

Fair value of assets acquired	$15,000,000

The fair value of the assets acquired, liabilities assumed, acquired goodwill and intangible assets is provisional pending the completion of the valuation of these assets. The goodwill arising from the acquisition consists largely of the synergies and cost reductions through economies of scale expected from combining the operations of the Company and AI. The goodwill is expected to be fully deductible for tax purposes, except the contingent consideration which is deductible only when paid.
The fair value of the current assets acquired includes trade accounts receivables with a fair value of $3,272,000. The gross amount due is $3,966,000, of which $694,000 is expected to be uncollectible.
The results of operations of AI have been included in the condensed consolidated statement of operations as of the effective date of acquisition.
The following revenue and operating loss of AI were included in the Company’s condensed consolidated results of operations for the three months ended March 31, 2010:

Revenues	$3,925,000
Operating loss	(774,000)
The following table represents the combined pro forma revenue and earnings for the three months ended March 31, 2010:

		(Unaudited)
		Pro Forma
	Historical	Combined

Revenue	$6,124,000	$6,366,000
Net loss	(4,063,000)	(3,994,000)
Net loss per share – basic and diluted	(0.36)	(0.36)
The following table represents the combined pro forma revenue and earnings for the three months ended March 31, 2009:

		(Unaudited)
		Pro Forma
	Historical	Combined

Revenue	$2,934,000	$9,809,000
Net loss	(3,072,000)	(6,303,000)
Net loss per share – basic and diluted	(0.28)	(0.58)
The combined pro forma revenue and earnings for the three-month periods ended March 31, 2009 and 2010 were prepared as though the acquisition had occurred as of January 1, 2009 and 2010, respectively. This summary is not necessarily indicative of what the results of operations would have been had this business acquisition occurred during such period, nor does it purport to represent results of operations for any future periods.
The changes in the carrying amount of goodwill from January 1, 2010 to March 31, 2010 is as follows:

	IDS	AI	Total
Balance of as January 1, 2010	$619,000	—	$619,000
Asset Intelligence acquisition		$1,971,000	1,971,000

Balance as of March 31, 2010	$619,000	$1,971,000	$2,590,000

Identifiable intangible assets are comprised of the following:

				Net
	Useful	Gross Carrying	Accumulated	Carrying
March 31, 2010	Lives	Amount	Amortization	Amount
Amortized:
Patents	11	$4,506,000	$(75,000)	$4,431,000
Tradename	5	361,000	(18,000)	343,000
Non-competition agreement	3	175,000	(15,000)	160,000
Technology	5	50,000	(4,000)	46,000
Workforce	5	33,000	(3,000)	30,000
Customer list	5	599,000	(32,000)	567,000

		5,724,000	(147,000)	5,577,000

Unamortized:
Customer list		104,000	—	104,000
Trademark and Tradename		135,000	—	135,000

		239,000	$—	239,000

Total		$5,963,000	(147,000)	$5,816,000

				Net
	Useful	Gross Carrying	Accumulated	Carrying
December 31, 2009	Lives	Amount	Amortization	Amount
Amortized:
Technology	5	$50,000	$(2,000)	$48,000
Workforce	5	33,000	(1,000)	32,000
Customer list	5	56,000	—	56,000

		139,000	(3,000)	136,000

Unamortized:
Customer list		104,000	—	104,000
Trademark and Tradename		135,000	—	135,000

		239,000	$—	239,000

Total		$378,000	(3,000)	$375,000

Amortization expense for the three months ended March 31, 2009 and 2010 was $-0- and $144,000, respectively. Future amortization expense for these intangible assets is as follows:

Year ending December 31:

April – December 2010	$425,000
2011	567,000
2012	567,000
2013	508,000
2014	504,000
NOTE 13 — Net Loss Per Share of Common Stock
Net loss per share for the three months ended March 31, 2009 and 2010 are as follows:

	Three Months Ended
	March 31,
	2009	2010
Basic and diluted loss per share
Net loss	$(3,072,000)	$(4,063,000)

Weighted average shares outstanding – basic	10,895,000	11,185,000

Basic net loss per share	$(0.28)	$(0.36)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. For the three months ended March 31, 2009 and 2010, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options of 2,596,000 and 2,707,000, respectively, would have been anti-dilutive.

NOTE 14 — Stock-based Compensation Plans
The Company adopted the 1995 Non-Qualified Stock Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company also adopted the 1999 Stock Option Plan, pursuant to which the Company had the right to grant stock awards and options to purchase up to 2,813,000 shares of common stock. The Company also adopted the 1999 Director Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 600,000 shares of common stock. The 1995 Non-Qualified Stock Option Plan expired during 2005 and the 1999 Stock and Director Option Plans expired during 2009 and the Company cannot issue additional options under these plans.
The Company adopted the 2007 Equity Compensation Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 2,000,000 shares of common stock. The Company also adopted the 2009 Non-Employee Director Equity Compensation Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 300,000 shares of common stock. The plans are administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine, among other things, the term during which an option may be exercised (but not more than 10 years), the exercise price of an option and the vesting provisions.
The Company recognizes all share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded $514,000 and $370,000 in stock-based compensation expense for the three-month periods ended March 31, 2009 and 2010, respectively.
The following table summarizes the activity of the Company’s stock options for the three months ended March 31, 2010:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,659,000	$8.88
Granted	368,000	2.84
Exercised	(1,000)	2.31
Expired	(227,000)	7.56
Forfeited	(92,000)	14.77

Outstanding at end of period	2,707,000	$7.98	6 years	$76,000

Exercisable at end of period	1,541,000	$9.86	5 years	$21,000

As of March 31, 2010, there was approximately $2,942,000 of unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 2.16 years.
The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	March 31,
	2009	2010
Expected volatility	56% - 60%	54% - 76%
Expected life of options	5 years	5 years
Risk free interest rate	2%	2%
Dividend yield	0%	0%
Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.
The weighted-average fair value of options granted during the three months ended March 31, 2009 and 2010 was $1.87 and $1.18, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2010 was $-0- and $1,000, respectively.
The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.
NOTE 15 — Restricted Stock
In 2006, Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested shares for the three months ended March 31, 2010 is as follows:

		Weighted -
		Average
	Non-vested	Grant Date
	Shares	Fair Value

Non-vested, beginning of year	172,000	$3.78
Granted	181,000	2.84
Vested	(11,000)	7.41
Forfeited	—

Non-vested, end of period	342,000	$3.17

The Company recorded $45,000 and $76,000 in stock-based compensation expense for the three month periods ended March 31, 2009 and 2010, respectively, in connection with restricted stock grants. As of March 31, 2010, there was $918,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.6 years.

NOTE 16 — Performance Shares
In June 2009, the Compensation Committee granted 233,000 performance shares to key employees pursuant to the 2007 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period ending in January 2012, with the ability to achieve prorated performance shares during interim annual measurement periods from January 31, 2009 to January 31, 2012. If the performance triggers are not met, the performance shares will not vest and will automatically be returned to the 2007 Equity Compensation Plan. If the performance triggers are met, then the shares will be issued to the employees. For the three months ended March 31, 2010, the Company recorded $8,000 of stock-based compensation expense in connection with the performance shares.
NOTE 17 — Line of Credit
In October 2008, the Company received an offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell to UBS at par value all ARS held by the Company, all of which were purchased by the Company from UBS, at a future date (any time during a two-year period beginning June 30, 2010). Included as part of the Offer, the Company received a commitment to obtain a loan for 75% of the UBS-determined value of the ARS at any time until the put option is exercised at a variable interest rate (1.31% at March 31, 2010) that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted-average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Company accepted the Offer in November 2008. In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against this credit facility. Principal payments, funded by receipt of ARS principal, reduced the Company’s obligation to $9,451,000 at March 31, 2010. This line of credit facility is payable on demand.
NOTE 18 — Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consists of the following:

	December 31,	March 31,
	2009	2010
Accounts payable	$1,824,000	$2,716,000
Accrued warranty	—	1,737,000
Accrued contingent consideration	110,000	1,127,000
Other current liabilities	160,000	565,000

	$2,094,000	$6,145,000

NOTE 19 — Warranty
The Company’s AI segment warrants its products against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped.
The following table summarizes warranty activity during the three months ended March 31, 2010:

March 31, 2010

Accrued warranty reserve, January 7, 2010 (date of acquisition)	$2,053,000
Accrual for product warranties issued	38,000
Product replacements and other warranty expenditures	(296,000)
Expiration of warranties	(58,000)

Accrued warranty reserve, end of period	$1,737,000

NOTE 20 — Income Taxes
The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of March 31, 2010, the Company had provided a valuation allowance to fully reserve its net operating loss carry forwards, primarily as a result of anticipated net losses for income tax purposes.
NOTE 21 — Fair Value of Financial Instruments
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
NOTE 22 — Concentration of Customers
One customer accounted for 30% of the Company’s revenue and 13% of the Company’s accounts receivable during the three-month period ended March 31, 2010.
Three customers accounted for 37%, 22%, and 12% of the Company’s revenue during the three-month period ended March 31, 2009. Two of these customers accounted for over 51% and 16% of the Company’s accounts receivable and unbilled receivables as of March 31, 2009.
NOTE 23 — Stock Repurchase Program
On May 3, 2007, the Company announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of its common stock having an aggregate value of up to $10,000,000 pursuant to a stock repurchase program established pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. The repurchases are funded from the Company’s working capital. The Company’s stock repurchase program does not have an expiration date, and the Company may discontinue or suspend the share repurchase program at any time. All shares of common stock repurchased under the Company’s stock repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the stock repurchase program during the three-month period ended March 31, 2010. As of March 31, 2010, the Company has purchased approximately 1,075,000 shares of its common stock in open market transactions under the stock repurchase program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share.
NOTE 24 — Comprehensive Loss
Comprehensive loss includes net loss and unrealized losses on available-for-sale investments and foreign currency translation gains and losses. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s condensed consolidated balance sheet. The components of our comprehensive income are as follows:

	Three Months Ended
	March 31,
	2009	2010
Net Loss	$(3,072,000)	$(4,063,000)
Unrealized gain (loss) on available-for-sale marketable securities	(45,000)	66,000
Foreign currency translation loss		(25,000)

Comprehensive loss	$(3,117,000)	$(4,022,000)

NOTE 25 — Wholly Owned Foreign Subsidiaries
In May 2009, the Company formed an entity in Germany called I.D. Systems, GmbH (the “GmbH”). This foreign entity is wholly owned by I.D. Systems, Inc. The GmbH financial statements are consolidated with the financial statements of I.D. Systems, Inc.
For the three months ended March 31, 2010, the GmbH’s operations resulted in net revenues of $357,000 and a net loss of $7,000. Total assets were $766,000 as of March 31, 2010. The GmbH operates in a local currency environment using the Euro as its functional currency.
Existing European sales orders/contracts prior to the formation of the GmbH and related accounting activity will remain in I.D. Systems, Inc. until settled or completed. Existing European employees and contractors and their related agreements were transferred to the GmbH in August 2009.
In October 2009, the Company acquired Didbox Ltd. (“Didbox”). This foreign entity is wholly owned by I.D. Systems, Inc. and is headquartered in the United Kingdom. The Didbox financial statements are consolidated with the financial statements of I.D. Systems, Inc. as of the effective date of acquisition.
For the three months ended March 31, 2010, Didbox’s operations resulted in net revenues of $99,000 and net loss of $25,000. Total assets were $729,000 as of March 31, 2010. Didbox operates in a local currency environment using the British Pound as its functional currency.
Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. The translation of the GmbH’s and Didbox’s financial statements at March 31, 2010 resulted in a translation loss of $25,000 which is included in comprehensive loss in the condensed consolidated statement of changes in stockholders’ equity.
Gains and losses resulting from foreign currency transactions are included in determining net income or loss. For the three month periods ended March 31, 2009 and 2010, foreign currency transaction losses of $2,000 and $18,000, respectively, are included as an offset to selling, general and administrative expenses in the condensed consolidated statement of operations.
NOTE 26 — Rights Agreement
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
NOTE 27 — Severance Agreements
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

Under the terms of the severance agreements, each executive is entitled to the following: (i) a cash payment at the rate of the executive’s annual base salary as in effect immediately prior to the Trigger Event for a period of 12 or 18 months, depending on the executive, (ii) continued healthcare coverage during the severance period, (iii) partial accelerated vesting of the executive’s previously granted stock options and restricted stock awards, and (iv) an award of “Performance Shares” under the Restricted Stock Unit Award Agreement previously entered into between the Company and the executive.
NOTE 28 — Operating Segments
Prior to the Asset Intelligence (“AI”) acquisition in January 2010, the Company operated in a single reportable segment, consisting of the historical operations of I.D. Systems, Inc. (“IDS”). Subsequent thereto, the Company has determined that it has two reportable segments organized by product line: IDS and AI. The IDS operating segment includes the Company’s core wireless asset management systems operations: I.D. Systems, Inc., I.D. Systems, GmbH, and Didbox Ltd. This core business develops, markets and sells wireless solutions for managing and securing high-value enterprise assets such as industrial trucks. The AI operating segment, which consists of Asset Intelligence, LLC, provides data-driven telematics solutions for tracking and managing supply chain assets such as trailers and containers.
The Company does not allocate indirect expenses, such as compensation to executives and corporate personnel, professional fees, finance, and certain other operating costs to the individual segments. These costs are included in the IDS operating segment. The total assets of each segment are comprised of the assets of the subsidiaries operating in that segment.
A summary of segment information for the three-month periods ended March 31, 2009 and 2010 is presented below:

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2010
(In thousands)	IDS	AI	Total	IDS	AI	Total
Revenues	$2,934,000	$—	$2,934,000	$2,199,000	$3,925,000	$6,124,000
Depreciation and amortization	138,000	—	138,000	143,000	289,000	432,000
Operating loss	(3,072,000)	—	(3,072,000)	(3,289,000)	(774,000)	(4,063,000)
Capital expenditures	(198,000)	—	(198,000)	(40,000)	(466,000)	(506,000)
Segment assets	79,186,000	—	79,186,000	48,500,000	22,550,000	71,050,000
Note 29 — Reduction in Work Force
As a result of the integration of AI, the Company will eliminate 39 positions, representing approximately 32% of our total personnel, to be completed by July 31, 2010. In order to earn a severance payment, affected employees must complete their transition duties and execute a general release agreement. The total severance cost is expected to be approximately $456,000. Charges for severance payments are expected to be incurred through the third quarter of 2010.
NOTE 30 — Commitments and Contingencies
Except for normal operating leases, the Company is not currently subject to any material commitments or legal proceedings, nor, to management’s knowledge, is any material legal proceeding threatened against the Company.
NOTE 31 — Subsequent Events:
On May 10, 2010, the Company entered into an office lease agreement for approximately 21,400 leasable square feet, which includes office space, storage space and data/server space in Woodcliff Lake, New Jersey, to be used as the Company’s corporate headquarters. Occupancy is expected to occur during the third quarter of 2010. The base rent for the leased premises varies over the term of the lease and generally ranges from approximately $457,200 to $534,700 per year. The Company also will be responsible for its pro rata share of any operating expenses, taxes and insurance expenses incurred in connection with the office building in which the leased premises are located. The initial term of the lease agreement is for a period of ten years and seven months, and is scheduled to commence on July 15, 2010 and to expire on February 28, 2021. Under the lease agreement, the Company has the option to extend the term for up to two subsequent five-year periods, provided that the base rent during any extension term will be at a “market” rate.

NOTE 32 — Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166 (Accounting Standards Codification(“ASC” ) Topic 860 (“ASC 860”), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.
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
In October 2009, the FASB issued ASU No. 2009-14, “ Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.
In January 2010, the FASB issued additional guidance for improving disclosures about fair value measurement. Under this guidance, two new disclosures are required: (i) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (ii) a gross presentation of activity within the Level 3 rollforward. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.
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
The following discussion and analysis of the consolidated financial condition and results of operations of I.D. Systems, Inc. and its subsidiaries (“I.D. Systems,” the “Company,” “we,” “our” or “us”) should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and accordingly, all amounts are approximations.
Cautionary Note Regarding Forward-Looking Statements
This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “predict,” “project,” and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products, and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.
The Company makes available through its internet website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports and other filings made by the Company with the SEC, as soon as practicable after the Company electronically files such reports and filings with the SEC. The Company’s website address is www.id-systems.com. The information contained in this website is not incorporated by reference in this report.
Overview
We develop, market and sell wireless solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts and airport ground support equipment, rental vehicles, and transportation assets. Our patented wireless asset management system addresses the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable our customers to achieve tangible economic benefits by making timely, informed decisions that increase the security, productivity and efficiency of their operations.
We have focused our core business activities on two primary applications: industrial fleet management and rental fleet management. Our solution for industrial fleet management allows our customers to reduce operating costs and capital expenditures and to comply with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solution for rental fleet management allows rental car companies to generate higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improve customer service by expediting the rental and return processes. In addition to focusing on these core applications, we have adapted, and intend to continue to adapt, our solutions to meet our customers’ broader asset management needs.
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
On January 7, 2010, we acquired the Asset Intelligence (“AI”) business unit of General Electric Company, which provides trailer and container tracking solutions for manufacturers, retailers, shippers and freight transportation providers. The focus of AI on trucking, rail, marine and intermodal applications expands the scope of assets addressed by I.D. Systems’ solutions, and the web and mobile communications technologies of AI are complementary to I.D. Systems’ portfolio of wireless asset management patents.

AI has long-term communication contracts that provide us with a recurring revenue stream, which is expected to help reduce quarterly revenue volatility. We expect that AI will contribute $12 to $15 million to our U.S. GAAP revenue for 2010, including approximately $11 million from recurring services. We expect the combined gross margins to remain consistent with our historical gross margins. We have already achieved synergies integrating the AI unit into our core business and we expect to reduce annual combined operating expenses by approximately $8 million. We expect the annual operating expenses of the combined businesses to be approximately $22 million.
AI combines web-based software technologies with satellite and cellular communications to deliver data-driven telematics solutions for supply chain asset management. These solutions help secure and optimize the performance of trailers, railcars, containers, and the freight they carry, enabling shippers and carriers to maximize security and efficiency throughout their supply chains.
AI’s VeriWise™ product platform provides comprehensive “real-time” data for faster, more informed decision-making in multiple supply chain applications:
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
As a result of the integration of AI, we announced in March 2010 that we will eliminate 39 positions within our company, representing approximately 32% of our total personnel, to be completed by July 31, 2010. In order to earn a severance payment, affected employees must complete their transition duties and execute a general release agreement. The total severance cost is expected to be approximately $456,000. Charges for severance payments are expected to be incurred through the third quarter of 2010.
Risks
During the three months ended March 31, 2010, we generated revenues of $6.1 million, and the Wal-Mart Stores, Inc. accounted for 30% of our revenues. During the three months ended March 31, 2009, we generated revenues of $2.9 million, which does not include the acquisition of AI, and the U.S. Postal Service, Wal-Mart Stores, Inc. and NACCO Materials Handling Group accounted for 37%, 22% and 12% of our revenues, respectively.
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
Additional risks and uncertainties to which we are subject are described in our Annual Report on Form 10-K for the year ended December 31, 2009.
Critical Accounting Policies
For the three months ended March 31, 2010, there were no significant changes to the Company’s critical accounting policies as identified in its Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations
The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended
	March 31,
	2009	2010
Revenue:
Products	47.0%	33.0%
Services	53.0	67.0

	100.0	100.0
Cost of revenue:
Cost of products	27.2	15.9
Cost of services	18.6	28.8

	45.8	44.7

Gross profit	54.2	55.3

Selling, general and administrative expenses	143.5	105.7
Research and development expenses	23.5	18.8

Loss from operations	(112.9)	(69.2)
Interest income, net	11.8	3.4
Interest expense		(0.5)
Other income	(3.7)	—

Net loss	(104.7)%	(66.3)%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
REVENUES. Revenues increased by $3.2 million, or 108.7%, to $6.1 million in the three months ended March 31, 2010 from $2.9 million in the same period in 2009. The increase in revenue is principally attributable to revenue of $3.9 million from AI which was acquired on January 7, 2010.
Revenues from products increased by $0.6 million, or 46.8%, to $2.0 million in the three months ended March 31, 2010 from $1.4 million in the same period in 2009. Overall, the increase in revenues was attributable to the AI product revenue of $0.5 million, which consists principally of $0.2 million of revenue from Wal-Mart Stores, Inc.
Revenues from services increased by $2.5 million, or 163.6%, to $4.1 million in the three months ended March 31, 2010 from $1.6 million in the same period in 2009. The increase in service revenue is primarily attributable to a decrease in IDS service revenue of $0.9 million resulting from the amount of services rendered to the United States Postal Service and Wal-Mart Stores, Inc., more than offset by AI service revenue of $3.4 million which consists principally of Wal-Mart Stores, Inc. and GE Trailer Fleet Services revenue of $1.5 million and $0.4 million, respectively.
COST OF REVENUES. Cost of revenues increased by $1.4 million, or 103.6%, to $2.7 million in the three months ended March 31, 2010 from $1.3 million for the same period in 2009. The increase is attributable to the increase in revenue in 2010. Gross profit was $3.4 million in 2010 compared to $1.6 million in 2009. As a percentage of revenues, gross profit increased to 55.3% in 2010 from 54.2% in 2009.
Cost of products increased by $0.2 million, or 22.2%, to $1.0 million in the three months ended March 31, 2010 from $0.8 million in the same period in 2009. Gross profit for products was $1.0 million in 2010 compared to $0.6 million in 2009. The increase in gross profit was attributable to an increase of $0.1 million in the IDS gross profit and $0.3 million from AI. As a percentage of product revenues, gross profit increased to 51.8% in 2010 from 42.0% in 2009. The increase in gross profit as a percent of product revenue was due to an increase in the IDS gross profit percentage to 45.6% in 2010 from 42.0% in 2009 and AI product revenue contributing a higher gross profit percentage of 69.2% in 2010.
Cost of services increased by $1.3 million, or 222.5%, to $1.8 million, in the three months ended March 31, 2010 from $0.5 million in the same period in 2010. Gross profit for services was $2.3 million in 2010 compared to $1.0 million in 2009. The increase in gross profit was attributable to a decrease of $0.6 million in the IDS gross profit and an increase of $1.9 million from AI. As a percentage of service revenues, gross profit decreased to 57.0% in 2010 from 64.8% in 2009. The decrease in gross profit as a percent of service revenue was due to a decrease in the IDS gross profit percentage to 51.1% in 2010 from 64.8% in 2009 and AI service revenue contributing a higher gross profit percentage of 58.2% in 2010. The gross margin decrease in the IDS gross profit margin was primarily due to a reduction in service revenue with fixed costs remaining constant driving the margin down.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.3 million, or 53.7%, to $6.5 million in the three months ended March 31, 2010 compared to $4.2 million in the same period in 2009. This increase was primarily attributable to decreases in payroll related and stock-based compensation expense of $0.4 million, more than offset by AI selling, general and administrative expenses of $2.5 million which consists principally of payroll-related and consulting expenses of $1.0 million and $0.8 million, respectively. As a percentage of revenues, selling, general and administrative expenses decreased to 105.7% in the three months ended March 31, 2010 from 143.5% in the same period in 2009, primarily due to the increase in revenue from the AI acquisition.
RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.5 million, or 67.5%, to $1.2 million in the three months ended March 31, 2010 from $0.7 million in the same period in 2009 due primarily to a decrease in payroll-related and stock compensation expense of $80,000 and consulting expenses of $66,000, more than offset by AI research and development expenses of $0.6 million which consists principally of payroll-related and consulting expenses of $0.4 million and $0.1 million, respectively. As a percentage of revenues, research and development expenses decreased to 18.8% in the three months ended March 31, 2010 from 23.5% in the same period in 2009, primarily due to the increase in revenue from the AI acquisition.

INTEREST INCOME. Interest income decreased by $138,000 to $209,000 in the three months ended March 31, 2010 from $347,000 in the same period in 2009. This decrease was attributable primarily to the decrease in cash and investments and in the rate of interest earned on the Company’s cash and investments.
INTEREST EXPENSE. Interest expense increased by $30,000 in the three months ended March 31, 2010 from $-0- in the same period in 2009. This increase was due to interest expense incurred on the Company’s line of credit borrowing facility, which was not in place until March 2009.
OTHER INCOME/EXPENSE. Other income of $1,000 in the three months ended March 31, 2010 increased $109,000 from other expense of $108,000 in the same period in 2009. The increase consists principally of the change in the fair value of the Company’s investment in auction rate securities and the auction rate securities right.
NET LOSS. Net loss was $4.1 million, or $(0.36) per basic and diluted share, for the three months ended March 31, 2010 as compared to net loss of $3.1 million, or $(0.28) per basic and diluted share, for the same period in 2009. The increase in the net loss was due primarily to the reasons described above.
Liquidity and Capital Resources
Historically, except for our line of credit borrowing of $12.9 million in the first quarter of 2009, the Company’s capital requirements have been funded primarily from the net proceeds from the sale of its securities, including the sale of its common stock upon the exercise of options and warrants. As of March 31, 2010, the Company had cash and marketable securities, which include auction rate securities and auction rate security rights of $39.6 million and working capital of $36.0 million compared to $60.1 million and $47.7 million, respectively, as of December 31, 2009.
Operating Activities
Net cash used in operating activities was $2.9 million for the three months ended March 31, 2010, compared to net cash used in operating activities of $1.6 million for the same period in 2009. The net cash used in operating activities for the three months ended March 31, 2010 reflects a net loss of $4.1 million and includes non-cash charges of $0.5 million for stock-based compensation and $0.4 million for depreciation and amortization expense. Changes in working capital items, net of $5.3 million of working capital acquired in the AI transaction, included:
•	a decrease in accounts receivable of $1.0 million resulting from increased cash collections and the overall decrease in revenue;

•	an increase in deferred costs, prepaid expenses and other assets of $1.0 million;

•	a decrease in inventory of $0.8 million; and

•	a decrease in accounts payable and accrued expenses of $1.4 million primarily due to the timing of the payments to our vendors.
Investing Activities
Net cash used in investing activities was $8.4 million for the three months ended March 31, 2010, compared to net cash used in investing activities of $4.9 million for the same period in 2009. The change was due primarily to $15.0 million used for the purchase of AI and $0.5 million in fixed asset additions partially offset by a net increase in maturities of investments of $7.0 million.
Financing Activities
Net cash used in financing activities was $2.2 million for the three months ended March 31, 2010, compared to net cash provided by financing activities of $12.7 million for the same period in 2009. The decrease was due to principal payments on the UBS line of credit of $2.2 million in 2010 and the borrowing of $12.9 million from the UBS line of credit facility in 2009.

Capital Requirements
We believe that with the proceeds received from our public offering that was completed by us in March 2006, the cash we have on hand and operating cash flows we expect to generate, we will have sufficient funds available to cover our capital requirements for at least the next 12 months.
Our capital requirements depend on a variety of factors, including, but not limited to, the length of the sales cycle, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products to market, revenue growth or decline and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations. We may determine in the future that we require additional funds to meet our long-term strategic objectives, including for the completion of potential acquisitions. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants, and we cannot assure you that such financing will be extended on terms acceptable to us, or at all.
At December 31, 2009 and March 31, 2010, we held approximately $19.4 million and $17.2 million fair value, respectively, in investments in ARS and ARSR. The Company purchased all the ARS it holds from UBS. These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Starting in February 2008 and continuing into 2010, these securities failed to sell at auction. Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature. These failed auctions represent liquidity risk exposure and are not defaults or credit events. A decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income.
In October 2008, we received a non-transferable offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell all of its ARS to UBS at a future date (any time during a two-year period beginning June 30, 2010). The Offer also included a commitment to loan the Company 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. In November 2008, the Company accepted the Offer. In exchange for the Offer, the Company provided UBS with a general release of claims (other than certain consequential damages claims) concerning the Company’s ARS and granted UBS the right to purchase the Company’s ARS at any time for full par value. We intend to exercise our right under the ARSR to put back the ARS to UBS at the time it becomes available.
In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against the UBS line of credit facility. Principal payments from the ARS maturities reduced this obligation to $9,451,000 at March 31, 2010. This line of credit facility is payable on demand. The Company is paying interest on this obligation based upon the methodology described above, which is partially offset by interest earned on the underlying ARS.
Given the dislocation in the financial markets and among financial services companies, there can be no assurance that UBS ultimately will have the ability to repurchase the Company’s ARS at par, or at any other price, as these rights will be an unsecured contractual obligation of UBS, or that if UBS determines to purchase the Company’s ARS at any time, the Company will be able to reinvest the cash proceeds of any such sale at the same interest rate or dividend yield currently being paid to the Company under the ARS. Also, as a condition of accepting the ARSR, the Company was required to sign a release of claims against UBS, which will prevent the Company from making claims against UBS related to the Company’s investment in ARS, other than claims for consequential damages.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
As of March 31, 2010, there have been no material charges in contractual obligations as disclosed under the caption “Contractual Obligations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as noted below.
On May 10, 2010, the Company entered into an office lease agreement for approximately 21,400 leasable square feet, which includes office space, storage space and data/server space in Woodcliff Lake, New Jersey, to be used as the Company’s corporate headquarters. Occupancy is expected to occur during the third quarter of 2010. The base rent for the leased premises varies over the term of the lease and generally ranges from approximately $457,200 to $534,700 per year. The Company also will be responsible for its pro rata share of any operating expenses, taxes and insurance expenses incurred in connection with the office building in which the leased premises are located. The initial term of the lease agreement is for a period of ten years and seven months, and is scheduled to commence on July 15, 2010 and to expire on February 28, 2021. Under the lease agreement, the Company has the option to extend the term for up to two subsequent five-year periods, provided that the base rent during any extension term will be at a “market” rate.
Inflation
Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.
Impact of Recently Issued Accounting Pronouncements
The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. Note 32, “Recent Accounting Standards,” of Notes to Condensed Consolidated Financial Statements, which is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, describes these new accounting standards and is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of March 31, 2010, we had cash, cash equivalents and marketable securities of $39.6 million.
Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of March 31, 2010, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.
At March 31, 2010, we held approximately $17.2 million fair value, respectively, in investments in ARS and ARSR. The Company purchased all the ARS it holds from UBS. These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Starting in February 2008 and continuing into 2010, these securities failed to sell at auction. Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature. These failed auctions represent liquidity risk exposure and are not defaults or credit events. A decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income.
In October 2008, we received a non-transferable offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell all of its ARS to UBS at a future date (any time during a two-year period beginning June 30, 2010). The Offer also included a commitment to loan the Company 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. In November 2008, we accepted the Offer. In exchange for the Offer, the Company provided UBS with a general release of claims (other than certain consequential damages claims) concerning the Company’s ARS and granted UBS the right to purchase the Company’s ARS at any time for full par value. We intend to exercise our right under the ARSR to put back the ARS to UBS at the time it becomes available.

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
a. Disclosure controls and procedures.
During the quarter ended March 31, 2010, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
Based on their evaluation as of March 31, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of March 31, 2010 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b. Changes in internal controls over financial reporting.
Except as set forth below, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On January 7, 2010, we completed our acquisition of Asset Intelligence, LLC. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended March 31, 2010, there were no material changes to the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.

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
The Company did not purchase any shares of its common stock under the repurchase program during the three months ended March 31, 2010.

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

10.1	Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I.D. SYSTEMS, INC.
Dated: May 17, 2010	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2010	By:	/s/ Ned Mavrommatis
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

10.1	Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.