Form 10-Q
period 2010-06-30
ID SYSTEMS INC
filed 2010-08-13
CIK 49615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission File Number: 001-15087
I.D. SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3270799

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

One University Plaza, Hackensack,
New Jersey	07601

(Address of principal executive offices)	(Zip Code)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on August 13, 2010 was 11,253,253.

INDEX
I.D. Systems, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2009*	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,481,000	$6,768,000
Investments — short term	33,909,000	17,103,000
Accounts receivable, net of allowance for doubtful accounts of $106,000 and $149,000 in 2009 and 2010, respectively	3,252,000	5,843,000
Note and lease receivable — current	—	153,000
Inventory, net	4,487,000	8,591,000
Interest receivable	97,000	74,000
Deferred costs — current	—	566,000
Prepaid expenses and other current assets	686,000	1,940,000

Total current assets	61,912,000	41,038,000

Investments — long term	6,752,000	4,379,000
Note and lease receivable — less current portion	—	1,088,000
Deferred costs — less current portion	—	1,233,000
Fixed assets, net	917,000	3,984,000
Other assets	—	271,000
Goodwill	619,000	1,573,000
Intangible assets, net	375,000	5,620,000

	$70,575,000	$59,186,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,094,000	$6,084,000
Line of credit	11,638,000	1,161,000
Deferred revenue — current	501,000	1,131,000

Total current liabilities	14,233,000	8,376,000

Deferred revenue — less current portion	461,000	2,133,000

	14,694,000	10,509,000

Commitments and Contingencies (Note 26)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,284,000 and 12,466,000 shares issued at December 31, 2009 and June 30, 2010, respectively; shares outstanding, 11,075,000 and 11,253,000 at December 31, 2009 and June 30, 2010, respectively	120,000	121,000
Additional paid-in capital	103,596,000	104,491,000
Accumulated deficit	(36,859,000)	(44,948,000)
Accumulated other comprehensive loss	(60,000)	(61,000)

	66,797,000	59,603,000

Treasury stock; 1,209,000 and 1,213,000 shares at cost in 2009 and 2010	(10,916,000)	(10,926,000)

Total stockholders’ equity	55,881,000	48,677,000

Total liabilities and stockholders’ equity	$70,575,000	$59,186,000

*	Derived from audited balance sheet as of December 31, 2009.
See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenue:
Products	$1,771,000	$1,829,000	$3,149,000	$3,852,000
Services	913,000	4,184,000	2,469,000	8,285,000

	2,684,000	6,013,000	5,618,000	12,137,000
Cost of revenue:
Cost of products	890,000	865,000	1,688,000	1,840,000
Cost of services	323,000	1,532,000	870,000	3,296,000

	1,213,000	2,397,000	2,558,000	5,136,000

Gross profit	1,471,000	3,616,000	3,060,000	7,001,000

Selling, general and administrative expenses	3,764,000	6,689,000	7,975,000	13,163,000
Research and development expenses	691,000	1,119,000	1,380,000	2,273,000

Loss from operations	(2,984,000)	(4,192,000)	(6,295,000)	(8,435,000)
Interest income	283,000	187,000	630,000	396,000
Interest expense	(43,000)	(25,000)	(43,000)	(55,000)
Other income, net	420,000	4,000	312,000	5,000

Net loss	$(2,324,000)	$(4,026,000)	$(5,396,000)	$(8,089,000)

Net loss per share — basic and diluted	$(0.21)	$(0.36)	$(0.49)	$(0.72)

Weighted average common shares outstanding — basic and diluted	10,916,000	11,253,000	10,906,000	11,219,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2009	12,284,000	$120,000	$103,596,000	$(36,859,000)	$(60,000)	$(10,916,000)	$55,881,000

Net loss				(8,089,000)			(8,089,000)
Comprehensive loss — unrealized gain on investments					88,000		88,000
Foreign currency translation adjustment					(89,000)		(89,000)

Total comprehensive loss							(8,090,000)

Shares issued pursuant to exercise of stock options	1,000	1,000	2,000				3,000
Issuance of restricted stock	181,000
Shares withheld pursuant to stock issuances						(10,000)	(10,000)
Stock based compensation —restricted stock			173,000				173,000
Stock based compensation — options			720,000				720,000

Balance at June 30, 2010 (Unaudited)	12,466,000	$121,000	$104,491,000	$(44,948,000)	$(61,000)	$(10,926,000)	$48,677,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2009	2010
Cash flows from operating activities:

Net loss	$(5,396,000)	$(8,089,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	—	53,000
Accrued interest income	46,000	23,000
Stock-based compensation expense	1,058,000	893,000
Depreciation and amortization	277,000	970,000
Change in fair value of investments	(312,000)	—
Deferred rent expense	(11,000)	—
Deferred revenue	(14,000)	919,000
Changes in:
Restricted cash	230,000	—
Accounts receivable	5,565,000	571,000
Unbilled receivables	44,000	—
Note and lease receivable	—	149,000
Inventory	(2,236,000)	1,131,000
Prepaid expenses and other assets	6,000	(625,000)
Deferred costs	—	(1,104,000)
Accounts payable and accrued expenses	(1,017,000)	(401,000)

Net cash used in operating activities	(1,760,000)	(5,510,000)

Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(278,000)	(961,000)
Business acquisition	—	(15,000,000)
Purchase of investments	(34,607,000)	(2,751,000)
Proceeds from sales and maturities of investments	29,855,000	22,017,000

Net cash (used in) provided by investing activities	(5,030,000)	3,305,000

Cash flows from financing activities:
Proceeds from exercise of stock options	—	3,000
Borrowing on line of credit	12,900,000	—
Principal payments on line of credit	(234,000)	(10,477,000)

Net cash provided by (used in) financing activities	12,666,000	(10,474,000)

Effect of foreign exchange rate changes on cash and cash equivalents	2,000	(34,000)
Net increase (decrease) in cash and cash equivalents	5,878,000	(12,713,000)
Cash and cash equivalents — beginning of period	12,558,000	19,481,000

Cash and cash equivalents — end of period	$18,436,000	6,768,000

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	—	—

Interest	$43,000	$55,000

Noncash activities:
Unrealized (loss) gain on investments	$(6,000)	$88,000

Shares withheld pursuant to stock issuance	$65,000	$10,000

Acquisition:
Fair value of assets acquired		$19,695,000
Liabilities assumed		(4,695,000)

Net cash paid in 2010		$15,000,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
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
On January 7, 2010, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with General Electric Capital Corporation (“GECC”) and GE Asset Intelligence, LLC (“GEAI”), pursuant to which the Company acquired GEAI’s telematics business (the “GEAI Business”) through the purchase of 100% of the membership interests of Asset Intelligence, LLC (“AI”), a newly formed, wholly owned subsidiary of GEAI into which substantially all of the assets, including intellectual property, and liabilities of the GEAI Business had been transferred immediately prior to the closing. Effective with the closing of the transaction, AI became a wholly owned subsidiary of the Company. See Note 12 to the Unaudited Condensed Consolidated Financial Statements.
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
NOTE 2 — Organization and Consolidation Policy
The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries Asset Intelligence, LLC (“AI”), I.D. Systems, GmbH (“GmbH”) and Didbox, Ltd. (“Didbox”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2010, the consolidated results of its operations for the three- and six- month periods ended June 30, 2009 and 2010, respectively, the consolidated change in stockholders’ equity for the six months ended June 30, 2010 and consolidated cash flows for the six months ended June 30, 2010. The results of operations for the six-month period ended June 30, 2010 are not necessarily indicative of the operating results for the full year. We suggest that these financial statements be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K for the year then ended.
NOTE 3 — Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed FDIC limits.
NOTE 4 — Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to stock-based compensation arrangements, the fair value of auction-rate securities and auction-rate securities rights (see Note 6 — Fair Value Measurements), acquisition accounting, realization of deferred tax assets, the impairment of tangible and intangible assets, inventory reserves, bad debt reserves and warranty and deferred revenue and costs. Actual results could differ from those estimates.

NOTE 5 — Investments
The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, corporate bonds and auction-rate securities, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three- and six- month periods ended June 30, 2010, the Company reported unrealized gain of $22,000 and 88,000, respectively, and for the three and six month periods ended June 30, 2009, the Company reported unrealized gain (loss) of $39,000 and ($6,000), respectively, on available for sale securities in comprehensive loss. Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. The Company has classified as short-term those securities that mature within one year, and all other securities are classified as long-term.
The Company’s investments include auction-rate securities (“ARS”) and an auction-rate securities right (“ARSR”), each as described below.
The Company has classified its ARS investments and ARSR as trading securities. Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on the Company’s consolidated statements of operations.
At December 31, 2009 and June 30, 2010, the Company held approximately $19.4 million and $9.0 million fair value in ARS and ARSR, respectively. These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Starting in February 2008 and continuing through 2010, these securities failed to sell at auction. These failed auctions represent liquidity risk exposure and are not defaults or credit events. As a holder of the securities, the Company continues to receive interest on the ARS.

The Company purchased all of the ARS it holds from UBS AG (“UBS”). In October 2008, the Company received a non-transferable offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010). The Offer also included a commitment to loan the Company 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted-average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. In November 2008, the Company accepted the Offer. In exchange for the Offer, the Company provided UBS with a general release of claims (other than certain consequential damages claims) concerning our ARS and granted UBS the right to purchase the Company’s ARS at any time for full par value. In June 2010 the Company exercised its right under the ARSR to put back the ARS to UBS. During June and July 2010, UBS repurchased the outstanding ARS at par value.
The Company’s right under the ARSR is in substance a put option with the strike price equal to the par value of the ARS which is recorded as an asset, measured at fair value with the resultant gain (loss) recognized in earnings. The Company has classified the ARS as trading securities. The Company recognized the following gain or (loss) in the consolidated statement of operations for the three and six months ended June 30, 2010 from the change in the fair value of these instruments:

	Fair Value at	Net	Unrealized	Fair Value at
	March 31,	Purchases	Gain	June 30,
Three months ended June 30, 2010	2010	(Sales)	(Loss)	2010

Auction Rate Securities	$15,830,000	$(8,250,000)	$528,000	$8,108,000
Auction Rate Securities — Rights	1,395,000	—	(528,000)	867,000

June 30, 2010	$17,225,000	$(8,250,000)	$—	$8,975,000

	Fair Value at	Net	Unrealized	Fair Value at
	January 1,	Purchases	Gain	June 30,
Six months ended June 30, 2010	2010	(Sales)	(Loss)	2010

Auction Rate Securities	$17,876,000	$(10,400,000)	$632,000	$8,108,000
Auction Rate Securities — Rights	1,499,000	—	(632,000)	867,000

June 30, 2010	$19,375,000	$(10,400,000)	$—	$8,975,000

The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows was subtracted from the current fair market value of the security and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.

The cost, gross unrealized gains (losses) and fair value of available for sale, held to maturity and trading securities by major security type at June 30, 2010 are as follows:

		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Investments — short term
Trading securities
Auction rate	$8,975,000	$—	$(867,000)	$8,108,000
Auction rate securities right	—	867,000	—	867,000

Total trading securities	8,975,000	867,000	(867,000)	8,975,000

Available for sale
Corporate bonds	503,000	4,000	—	507,000
Government agency	1,812,000	23,000	—	1,835,000

Total available for sale	2,315,000	27,000	—	2,342,000

Held to maturity securities
U.S. Treasury Notes	1,516,000	—	—	1,516,000
Government agency bonds	3,240,000	—	—	3,240,000
Corporate bonds and commercial paper	1,030,000	—	—	1,030,000

Total held to maturity	5,786,000	—	—	5,786,000

Total investments — short term	17,076,000	894,000	(867,000)	17,103,000

Marketable securities — long term
Held to maturity securities
Government agency bonds	766,000	—	—	766,000
Corporate bonds and commercial paper	3,613,000	—	—	3,613,000

Total held to maturity securities	4,379,000	—	—	4,379,000

Total investments — long term	4,379,000	—	—	4,379,000

Total investments	$21,455,000	$894,000	$(867,000)	$21,482,000

The table above presents held to maturity investments at cost and amortized cost. At June 30, 2010, the gross unrealized holding gains for held to maturity securities were $31,000, short-term, and $102,000, long-term.

NOTE 6 — Fair Value Measurements
The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:
•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
The following table summarizes the fair values of the Company’s investments in the condensed consolidated balance sheet:

	Balance at
	June 30,	Basis of Fair Value Measurements
	2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$719,000	$719,000	—	—
Marketable securities — short term	17,103,000	8,128,000	—	$8,975,000
Marketable securities — long term	4,379,000	4,379,000	—	—

	$22,201,000	$13,226,000	—	$8,975,000

The table below includes a roll forward of the Company’s investments in ARS and the ARSR classified under Level 3 from January 1, 2010 to June 30, 2010:

Fair value, January 1, 2010	$19,375,000
Net maturities	(10,400,000)
Unrealized gain included in condensed consolidated statement of operations	—

Fair value, June 30, 2010	$8,975,000

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
The Company recognizes revenues from the sale of monitoring equipment when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of monitoring equipment does not have stand alone value to the customer from the communication services provided and the arrangements constitute a single unit of accounting. Under these provisions, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. During the three and six months ended June 30, 2010, the Company amortized deferred revenue of $150,000 and $230,000, respectively.
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
The Company also enters into post-contract maintenance and support agreements for the wireless asset management systems. Revenue is recognized over the service period and the cost of providing these services is expensed as incurred.
Deferred revenue as of December 31, 2009 and June 30, 2010 consists of the following:

	December 31,	June 30,
	2009	2010
Deferred maintenance revenue	$962,000	$1,132,000
Deferred product revenue	—	2,132,000

	962,000	3,264,000
Less: Current portion	501,000	1,131,000

Deferred revenue —less current portion	$461,000	$2,133,000

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the condensed consolidated statements of operations.

NOTE 8 — Note Receivable and Net Investment in Sales-Type Lease
Note receivable of $279,000 at June 30, 2010 relates to product financing arrangement that exceeds one year and bears interest at 8%. Interest is recognized over the life of the note. The Company does not require collateral for the notes. The Company has not and does not intend to sell these receivables. Amounts collected on the note receivable is included in net cash provided by operating activities in the condensed consolidated statements of cash flows. Unearned interest income is amortized to interest income over the life of the note using the effective-interest method. The revenue derived from the sale of monitoring equipment and the related cost are deferred (See Notes 7 and 9). Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service.
Present value of net investment in sales-type lease of $962,000 is for a five-year lease of the Company’s product and is reflected net of unearned income of $169,000 discounted at 8%.
Scheduled maturities of minimum lease payments outstanding as of June 30, 2010 are as follows:

Year ending December 31:

July – December 2010	$100,000
2011	216,000
2012	234,000
2013	253,000
2014	159,000
Thereafter	—

Total	$962,000

NOTE 9 — Deferred Costs
During 2009, the Company entered into a contract with a customer pursuant to which the Company’s system will be implemented on a portion of the customer’s fleet of vehicles. The Company will be entitled to issue sixty monthly invoices of up to $57,000 per month. Costs directly attributable to this contract, consisting principally of engineering and manufacturing costs, are being deferred until implementation of the system is completed. The deferred costs will be charged to cost of revenue in accordance with the cost recovery method, pursuant to which the deferred contract costs will be reduced in each period by an amount equal to the revenue recognized until all the capitalized costs are written off at which time the Company will recognize a gross profit, if any. During 2010, the Company capitalized $416,000 of such contract costs and expects to incur additional costs until the installation is complete. As of December 31, 2009, the Company deferred $63,000 of such contract costs, which are included in prepaid expenses and other current assets. The Company amortized $12,000 of such costs for the three and six-month periods ended June 30, 2010.
Deferred costs as of June 30, 2010 consists of the following:

June 30,
2010
Deferred contract costs	$467,000
Deferred product costs (see Note 7)	1,332,000

1,799,000
Less: Current portion	566,000

Deferred costs — less current portion	$1,233,000

The Company will continue to evaluate the realizability of the carrying amount of the deferred contract costs on a quarterly basis. To the extent the carrying value of the deferred contract costs exceed the contract revenue, an impairment loss will be recognized.

NOTE 10 — Inventory
Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.
Inventories as of December 31, 2009 and June 30, 2010 consist of the following:

	December 31,	June 30,
	2009	2010
Components	$898,000	$4,501,000
Finished goods	4,519,000	4,962,000

	5,417,000	9,463,000
Less: Inventory reserves	(930,000)	(872,000)

	$4,487,000	$8,591,000

Inventories as June 30, 2010 include approximately $4.7 million of inventory, which consisted primarily of components, from the AI acquisition (see Note 12). The fair value of the acquired inventory is provisional pending the completion of the valuation of the assets acquired and liabilities assumed.
NOTE 11 — Fixed Assets
Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31,	June 30,
	2009	2010
Equipment	$1,011,000	$1,033,000
Computer software and website development	414,000	2,794,000
Computer hardware	774,000	1,776,000
Furniture and fixtures	184,000	311,000
Automobiles	80,000	53,000
Leasehold improvements	514,000	705,000

	2,977,000	6,672,000
Accumulated depreciation and amortization	(2,060,000)	(2,688,000)

	$917,000	$3,984,000

Depreciation and amortization expense for the three and six months ended June 30, 2009 was $139,000 and $277,000, respectively, and for the three and six months ended June 30, 2010 was $342,000 and $630,000, respectively.
The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the Veriwise® systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, GPS-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post implementation/operation” stages of development were expensed. The Company capitalized $-0- and $659,000 for website enhancements for the six months ended June 30, 2009 and 2010, respectively. Amortization of costs associated with computer software and website development for the three and six months ended June 30, 2009 was $30,000 and $60,000, respectively, and for the three and six months ended June 30, 2010 was $150,000 and $282,000, respectively.

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
On January 7, 2010, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with General Electric Capital Corporation (“GECC”) and GE Asset Intelligence, LLC (“GEAI”), pursuant to which the Company acquired GEAI’s telematics business (the “GEAI Business”) through the purchase of 100% of the membership interests of Asset Intelligence, LLC ( “AI”), a newly formed, wholly owned subsidiary of GEAI into which substantially all of the assets, including intellectual property, and liabilities of the GEAI Business had been transferred immediately prior to the closing. Effective with the closing of the transaction, AI became a wholly owned subsidiary of the Company. In connection with the transaction, AI offered employment to all of the former employees of the GEAI Business. The focus of AI’s business is in trucking, rail, marine and intermodal applications. The acquisition is expected to provide the Company with access to a broader base of customers.
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

The Company incurred acquisition-related expenses of approximately $1,355,000, of which $1,241,000 were included in selling, general and administrative expenses in 2009 and $114,000 during the six months ended June 30, 2010.
The transaction was accounted for using the acquisition method of accounting and the purchase price was assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The Company is in the process of finalizing the fair value of the assets acquired and liabilities assumed; thus, the preliminary allocation of the purchase price may be subject to change. The Company originally recorded $1,017,000 of contingent consideration based on the estimated number of new units of telematics equipment expected to be sold in 2010. The contingent consideration was estimated using a probability weighted calculation of the number of new units of telematics equipment expected to be sold in 2010 discounted at 20.5%, which represents the Company’s weighted-average discount rate. The contingent consideration was reversed during the second quarter of 2010 based on revised forecasts which indicated AI would not meet the required number of new unit sales during the measurement period for the contingent consideration. The preliminary allocation of the AI purchase price consists of the following:

Current assets, excluding inventory	$4,709,000
Inventory	5,236,000
Other assets, net	3,211,000
Current liabilities	(4,695,000)
Intangibles	5,585,000
Goodwill	954,000

Fair value of assets acquired	$15,000,000

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
The results of operations of AI have been included in the condensed consolidated statement of operations as of the effective date of the acquisition.
The following revenue and operating loss of AI were included in the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2010:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010

Revenues	$3,847,000	$7,772,000
Operating loss	(1,319,000)	(2,121,000)
The following table represents the combined pro forma revenue and earnings for the six months ended June 30, 2010:

		Six Months
	Six Months	Ended
	Ended	June 30, 2010
	June 30, 2010	Pro Forma
	Historical	Combined

Revenue	$12,137,000	$12,379,000
Net loss	(8,089,000)	(8,020,000)
Net loss per share — basic and diluted	(0.72)	(0.71)
The following table represents the combined pro forma revenue and earnings for the three and six months ended June 30, 2009:

		Three Months		Six Months
	Three Months	Ended	Six Months	Ended
	Ended	June 30, 2009	Ended	June 30, 2009
	June 30, 2009	Pro Forma	June 30, 2009	Pro Forma
	Historical	Combined	Historical	Combined

Revenue	$2,684,000	$9,560,000	$5,618,000	$19,369,000
Net loss	(2,324,000)	(7,691,000)	(5,396,000)	(13,994,000)
Net loss per share — basic and diluted	(0.21)	(0.70)	(0.49)	(1.28)
The combined pro forma revenue and earnings for the three and six month periods ended June 30, 2009 and 2010 were prepared as though the acquisition had occurred as of January 1, 2009 and 2010, respectively. This summary is not necessarily indicative of what the results of operations would have been had this business acquisition occurred during such period, nor does it purport to represent results of operations for any future periods.
The changes in the carrying amount of goodwill from January 1, 2010 to June 30, 2010 is as follows:

	IDS	AI	Total
Balance of as January 1, 2010	$619,000	—	$619,000
Asset Intelligence acquisition	—	$954,000	954,000

Balance as of June 30, 2010	$619,000	$954,000	$1,573,000

Identifiable intangible assets are comprised of the following:

		Gross		Net
	Useful	Carrying	Accumulated	Carrying
June 30, 2010	Lives	Amount	Amortization	Amount
Amortized:
Patents	11	$4,506,000	$(205,000)	$4,301,000
Tradename	5	361,000	(36,000)	325,000
Non-competition agreement	3	175,000	(29,000)	146,000
Technology	5	50,000	(7,000)	43,000
Workforce	5	33,000	(4,000)	29,000
Customer list	5	599,000	(62,000)	537,000

		5,724,000	(343,000)	5,381,000

Unamortized:
Customer list		104,000	—	104,000
Trademark and Tradename		135,000	—	135,000

		239,000	$—	239,000

Total		$5,963,000	(343,000)	$5,620,000

		Gross		Net
	Useful	Carrying	Accumulated	Carrying
December 31, 2009	Lives	Amount	Amortization	Amount
Amortized:
Technology	5	$50,000	$(2,000)	$48,000
Workforce	5	33,000	(1,000)	32,000
Customer list	5	56,000	—	56,000

		139,000	(3,000)	136,000

Unamortized:
Customer list		104,000	—	104,000
Trademark and Tradename		135,000	—	135,000

		239,000	$—	239,000

Total		$378,000	(3,000)	$375,000

Amortization expense for the three and six months ended June 30, 2009 was $-0-and $-0-, respectively, and for the three and six months ended June 30, 2010 was $196,000 and $340,000, respectively. Future amortization expense for these intangible assets is as follows:

Year ending December 31:

July – December 2010	$338,000
2011	676,000
2012	676,000
2013	618,000
2014	613,000

NOTE 13 — Net Loss Per Share of Common Stock
Net loss per share for the three and six month periods ended June 30, 2009 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Basic and diluted loss per share
Net loss	$(2,324,000)	$(4,026,000)	$(5,396,000)	$(8,089,000)

Weighted-average shares outstanding	10,916,000	11,253,000	10,906,000	11,219,000

Basic and diluted net loss per share	$(0.21)	$(0.36)	$(0.49)	$(0.72)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. For the three- and six- month periods ended June 30, 2009, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options of 2,826,000 would have been anti-dilutive. For the three- and six- month periods ended June 30, 2010, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options of 2,877,000 would have been anti-dilutive.

NOTE 14 — Stock-based Compensation
Stock Option Plans
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
The Company recognizes all share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $466,000 and $980,000, respectively, for the three and six months ended June 30, 2009 and $350,000 and $720,000, respectively, for the three and six months ended June 30, 2010.
The following table summarizes the activity of the Company’s stock options for the six months ended June 30, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,659,000	$8.88
Granted	623,000	3.02
Exercised	(1,000)	2.31
Expired	(232,000)	7.48
Forfeited	(172,000)	12.09

Outstanding at end of period	2,877,000	$7.54	7 years	$10,000

Exercisable at end of period	1,529,000	$9.85	4 years	$10,000

As of June 30, 2010, there was approximately $2,868,000 of unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 2.15 years.
The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	June 30,
	2009	2010
Expected volatility	54.1% – 75.6%	53% – 59%
Expected life of options	5 years	5 years
Risk free interest rate	2%	2%
Dividend yield	0%	0%
Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.
The weighted-average fair value of options granted during the six months ended June 30, 2009 and 2010 was $1.85 and $1.34, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2010 was $-0- and $1,000, respectively.
The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.
Restricted Stock
In 2006, Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested shares for the six months ended June 30, 2010 is as follows:

		Weighted-
		Average
	Non-vested	Grant Date
	Shares	Fair Value

Non-vested, beginning of year	172,000	$3.78
Granted	181,000	2.84
Vested	(20,000)	5.62
Forfeited	—

Non-vested, end of period	333,000	$3.16

The Company recorded stock-based compensation expense of $33,000 and $78,000, respectively, for the three and six months ended June 30, 2009 and $82,000 and $158,000, respectively, for the three and six months ended June 30, 2010, in connection with restricted stock grants. As of June 30, 2010, there was $836,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Performance Shares
In June 2009, the Compensation Committee of the Board of Directors granted 233,000 performance shares to key employees pursuant to the 2007 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period ending in January 2012, with the ability to achieve prorated performance shares during interim annual measurement periods from January 31, 2009 to January 31, 2012. If the performance triggers are not met, the performance shares will not vest and will automatically be returned to the 2007 Equity Compensation Plan. If the performance triggers are met, then the shares will be issued to the employees. For the three and six months ended June 30, 2010, the Company recorded $7,000 and $15,000, respectively, of stock-based compensation expense in connection with the performance shares.
NOTE 15 — Line of Credit
In October 2008, the Company received an offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell to UBS at par value all ARS held by the Company, all of which were purchased by the Company from UBS, at a future date (any time during a two-year period beginning June 30, 2010). Included as part of the Offer, the Company received a commitment to obtain a loan for 75% of the UBS-determined value of the ARS at any time until the put option is exercised at a variable interest rate (1.32% at June 30, 2010) that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted-average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Company accepted the Offer in November 2008. In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against this credit facility. Principal payments, funded by receipt of ARS principal, reduced the Company’s obligation to $1,161,000 at June 30, 2010. This line of credit facility is payable on demand. The line of credit facility was repaid in July 2010 from the redemption of the ARS.
NOTE 16 — Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consists of the following:

	December 31,	June 30,
	2009	2010
Accounts payable	$1,824,000	$4,011,000
Accrued warranty	—	1,501,000
Accrued contingent consideration	110,000	110,000
Other current liabilities	160,000	462,000

	$2,094,000	$6,084,000

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
The following table summarizes warranty activity during the six months ended June 30, 2010:

June 30,
2010

Accrued warranty reserve, January 7, 2010 (date of acquisition)	$2,053,000
Accrual for product warranties issued	57,000
Product replacements and other warranty expenditures	(598,000)
Expiration of warranties	(11,000)

Accrued warranty reserve, end of period	$1,501,000

NOTE 17 — Income Taxes
The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of June 30, 2010, the Company had provided a valuation allowance to fully reserve its net operating loss carry forwards, primarily as a result of anticipated net losses for income tax purposes.
NOTE 18 — Fair Value of Financial Instruments
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
NOTE 19 — Concentration of Customers
One customer accounted for 30% of the Company’s revenue and 18% of the Company’s accounts receivable during the six-month period ended June 30, 2010.
Two customers accounted for 29% and 16% of the Company’s revenue during the six-month period ended June 30, 2009. The same two customers accounted for 29% and 10% of the Company’s accounts receivable and unbilled receivables as of June 30, 2009.
NOTE 20 — Stock Repurchase Program
On May 3, 2007, the Company announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of its common stock having an aggregate value of up to $10,000,000 pursuant to a stock repurchase program established pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. The repurchases are funded from the Company’s working capital. The Company’s stock repurchase program does not have an expiration date, and the Company may discontinue or suspend the share repurchase program at any time. All shares of common stock repurchased under the Company’s stock repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the stock repurchase program during the six-month period ended June 30, 2010. As of June 30, 2010, the Company has purchased approximately 1,075,000 shares of its common stock in open market transactions under the stock repurchase program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share.
NOTE 21 — Comprehensive Loss
Comprehensive loss includes net loss and unrealized gains or losses on available-for-sale investments and foreign currency translation gains and losses. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s condensed consolidated balance sheet. The components of our comprehensive income are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2010	2009	2010
Net loss	(2,324,000)	$(4,026,000)	$(5,396,000)	$(8,089,000)
Unrealized gain (loss) on available-for-sale marketable securities	39,000	22,000	(6,000)	88,000
Foreign currency translation	2,000	(64,000)	2,000	(89,000)

Total other comprehensive loss	$(2,283,000)	$(4,068,000)	$(5,400,000)	$(8,090,000)

NOTE 22 — Wholly Owned Foreign Subsidiaries
In May 2009, the Company formed an entity in Germany called I.D. Systems, GmbH (the “GmbH”). This foreign entity is wholly owned by I.D. Systems, Inc. The GmbH financial statements are consolidated with the financial statements of I.D. Systems, Inc.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2010	2009	2010
Net revenue	$6,000	$31,000	$6,000	$388,000

Net income (loss)	6,000	(192,000)	6,000	(199,000)
Total assets were $584,000 as of June 30, 2010. The GmbH operates in a local currency environment using the Euro as its functional currency.
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2010	2009	2010
Net revenue	$—	$108,000	$—	$207,000

Net income (loss)	—	(23,000)	—	(48,000)
Total assets of Didbox were $718,000 as of June 30, 2010. Didbox operates in a local currency environment using the British Pound as its functional currency.
Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with GmbH resulted in a translation loss of $89,000 at June 30, 2010, which is included in comprehensive loss in the condensed consolidated statement of changes in stockholders’ equity.
Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions gains (losses) for the three- and six- month periods ended June 30, 2009 of $-0- and $22,000, respectively, and for the three and six months ended June 30,2010 of $(15,000) and $(33,000), respectively, are included as an offset to selling, general and administrative expenses in the condensed consolidated statement of operations.

NOTE 23 — Rights Agreement
In July 2009, the Company amended its Amended and Restated Certificate of Incorporation in order to create a new series of preferred stock, to be designated the “Series A Junior Participating Preferred Stock” (hereafter referred to as “Preferred Stock”). Shareholders of the Preferred Stock will be entitled to certain minimum quarterly dividend rights, voting rights, and liquidation preferences. Because of the nature of the Preferred Stock’s dividend, liquidation and voting rights, the value of a share of Preferred Stock is expected to approximate the value of one share of the Company’s common stock.
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

NOTE 24 — Operating Segments
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
The Company does not allocate indirect expenses, such as compensation to executives and corporate personnel, professional fees, finance, stock based compensation expense, and certain other operating costs, to the individual segments. These costs are included in the IDS operating segment. The total assets of each segment are comprised of the assets of the subsidiaries operating in that segment.
A summary of segment information for the three and six month periods ended June 30, 2009 and 2010 is presented below:

	As of and for the Three Months Ended			As of and for the Three Months Ended
	June 30, 2009			June 30, 2010
	IDS	AI	Total	IDS	AI	Total
Revenues	$2,684,000	$—	$2,684,000	$2,166,000	$3,847,000	$6,013,000
Depreciation and amortization	139,000	—	139,000	144,000	394,000	538,000
Operating loss	(2,984,000)	—	(2,984,000)	(2,873,000)	(1,319,000)	(4,192,000)
Capital expenditures	(80,000)	—	(80,000)	(182,000)	(273,000)	(455,000)
Segment assets	77,230,000	—	77,230,000	38,062,000	21,124,000	59,186,000

	As of and for the Six Months Ended			As of and for Six Months Ended
	June 30, 2009			June 30, 2010
	IDS	AI	Total	IDS	AI	Total
Revenues	$5,618,000	$—	$5,618,000	$4,365,000	$7,772,000	$12,137,000
Depreciation and amortization	277,000	—	277,000	287,000	683,000	970,000
Operating loss	(6,295,000)	—	(6,295,000)	(6,314,000)	(2,121,000)	(8,435,000)
Capital expenditures	(278,000)	—	(278,000)	(222,000)	(739,000)	(961,000)
Segment assets	77,230,000	—	77,230,000	38,062,000	21,124,000	59,186,000
Note 25 — Reduction in Work Force
As a result of the integration of AI, the Company eliminated 39 positions, representing approximately 32% of our total personnel. In order to earn a severance payment, affected employees were required to complete their transition duties and execute a general release agreement. Total severance costs incurred during the three months ended June 30, 2010 were $487,000, of which $100,000 is included in research and development expenses and $387,000 is included in selling, general and administrative expenses in the condensed consolidated statement of operations.

A summary of the 2010 restructuring charges and related payments is presented below:

June 30,
2010

Severance charges	$487,000
Severance payments	(414,000)

Accrued severance at June 30, 2010	$73,000

NOTE 26 — Commitments and Contingencies
Except for normal operating leases, the Company is not currently subject to any material commitments.
Contingencies
On May 21, 2010, Crown Equipment Corporation (herein “Crown”) filed a Complaint in the Southern District of Ohio against the Company in accordance with the Declaratory Judgment Act (Case Number 2:10cv452). In the Complaint, Crown alleged that U.S. Patent No. 7,656,271, owned by the Company, is both invalid and not infringed by Crown’s InfoLink product. The Company is currently in the process of preparing an Answer or otherwise moving to dismiss the Complaint on or before the September 21, 2010 due date. The Company intends to provide a vigorous defense to this litigation, however, we cannot predict the outcome and amount, if any, of this lawsuit.
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

NOTE 27 — Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued a standard which provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.
In October 2009, the FASB issued a standard which establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This standard provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this standard also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this standard are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements but only if adopted in tandem with the standard below.
In October 2009, the FASB issued a standard which changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this standard are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
In January 2010, the FASB issued additional guidance for improving disclosures about fair value measurement. Under this guidance, two new disclosures are required: (i) significant transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (ii) a gross presentation of activity within the Level 3 rollforward. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.
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
The following discussion and analysis of the consolidated financial condition and results of operations of I.D. Systems, Inc. and its subsidiaries (“I.D. Systems,” the “Company,” “we,” “our” or “us”) should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1, of this report. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and, accordingly, all amounts are approximations.
Cautionary Note Regarding Forward-Looking Statements
This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “predict,” “project,” and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including, without limitation, business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products, and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.
The Company makes available through its internet website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports and other filings made by the Company with the SEC, as soon as practicable after the Company electronically files such reports and filings with the SEC. The Company’s website address is www.id-systems.com. The information contained in the Company’s website is not incorporated by reference in this report.
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
AI’s VeriWise™ product platform provides comprehensive “real-time” data for faster, more informed decision-making in multiple supply chain applications:
•	Asset Optimization—combining web-based asset visibility and advanced telemetry data to monitor the condition of fleet assets, streamline asset deployment, optimize utilization, and maximize return on investment.

•	Cold Chain Management—maintaining the condition and quality of temperature-sensitive cargo from point A to point B, and all the points in between.

•	Fleet Maintenance—utilizing sensor technologies, real-time data and a wealth of transportation maintenance knowledge to help control maintenance costs, improve preventative maintenance practices, increase asset up-time, extend asset life, and reduce overall cost of ownership.

•	Fuel Management—monitoring key factors in fuel consumption, such as tire pressure and engine idle time, to help optimize fuel performance and reduce transportation costs.

•	Security and Safety—protecting valuable assets and cargo throughout the supply chain.
As a result of the integration of AI, we eliminated 39 positions within our Company, representing approximately 32% of our total personnel. In order to earn a severance payment, affected employees are required complete their transition duties and execute a general release agreement. The total severance costs were $487,000. Severance payments are expected to be incurred through the third quarter of 2010.
Risks
During the six months ended June 30, 2010, we generated revenues of $12.1 million, and the Wal-Mart Stores, Inc. accounted for 30% of our revenues. During the six months ended June 30, 2009, we generated revenues of $5.6 million, which period was prior to the acquisition of AI, and thus does not include any revenues attributable to AI, and the U.S. Postal Service and Wal-Mart Stores, Inc. accounted for 29% and 16% of our revenues, respectively.
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
Critical Accounting Policies
For the six months ended June 30, 2010, there were no significant changes to the Company’s critical accounting policies as identified in its Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations
The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2008	2010
Revenue:
Products	66.0%	30.4%	56.1%	31.7%
Services	34.0	69.6	43.9	68.3

	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of products	33.1	14.4	30.0	15.2
Cost of services	12.0	25.5	15.5	27.2

Total gross profit	54.9	60.1	54.5	57.6

Selling, general and administrative expenses	140.2	111.2	142.0	108.5
Research and development expenses	25.8	18.6	24.6	18.7

Loss from operations	(111.1)	(69.7)	(112.1)	(69.6)
Interest income, net	10.5	3.1	11.2	3.3

Interest expense	(1.6)	(0.4)	(0.8)	(0.5)
Other income	15.6	0.1	5.6	—

Net loss	(86.6)%	(66.9)%	(96.0)%	(66.8)%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
REVENUES. Revenues increased by $3.3 million, or 124%, to $6.0 million in the three months ended June 30, 2010 from $2.7 million in the same period in 2009. The increase in revenue is principally attributable to revenue of $3.8 million from AI, which was acquired on January 7, 2010.
Revenues from products increased by $0.1 million, or 3.3%, to $1.8 million in the three months ended June 30, 2010 from $1.8 million in the same period in 2009. Overall, the increase in revenues was attributable to the AI product revenue of $0.5 million, which includes $0.2 million of revenue from Wal-Mart Stores, Inc., offset by a decrease in IDS product revenue of $0.4 million resulting principally from decreased product sales to the United States Postal Service and Wal-Mart Stores, Inc.
Revenues from services increased by $3.3 million, or 358.3%, to $4.2 million in the six months ended June 30, 2010 from $0.9 million in the same period in 2009. The increase in service revenue is primarily attributable to AI service revenue of $3.4 million which includes Wal-Mart Stores, Inc. and GE Trailer Fleet Services revenue of $1.4 million and $0.4 million, respectively.
COST OF REVENUES. Cost of revenues increased by $1.2 million, or 97.6%, to $2.4 million in the three months ended June 30, 2010 from $1.2 million for the same period in 2009. The increase is attributable to the increase in revenue in 2010 resulting from the acquisition of AI. Gross profit was $3.6 million in 2010 compared to $1.5 million in 2009. As a percentage of revenues, gross profit increased to 60.1% in 2010 from 54.8% in 2009.
Cost of products was $0.9 million in the three months ended June 30, 2009 and 2010. Gross profit for products was $1.0 million in 2010 compared to $0.9 million in 2009. The increase in gross profit was attributable to a $0.4 million gross profit contribution from AI offset by a decrease of $0.3 million in the IDS gross profit. As a percentage of product revenues, gross profit increased to 52.7% in 2010 from 49.7% in 2009. The increase in gross profit as a percent of product revenue was due to AI product revenue contributing a higher gross profit percentage of 74.1% in 2010 offset by a decrease in the IDS gross profit percentage to 45.3% in 2010 from 49.7% in 2009 due to lower revenue in 2010 resulting in fixed expenses having a greater impact on the gross profit percentage in 2010.
Cost of services increased by $1.2 million, or 374.3%, to $1.5 million, in the three months ended June 30, 2010 from $0.3 million in the same period in 2009. Gross profit for services was $2.7 million in 2010 compared to $0.6 million in 2009. The increase in gross profit was attributable to a gross profit contribution of $2.2 million from AI offset by a decrease of $0.1 million in the IDS gross profit. As a percentage of service revenues, gross profit decreased to 63.4% in 2010 from 64.6% in 2009. The decrease in gross profit as a percent of service revenue was due to a decrease in the IDS gross profit percentage to 57.9% in 2010 from 64.6% in 2009 and AI service revenue contributing a higher gross profit percentage of 64.7% in 2010. The gross margin decrease in the IDS gross profit margin was primarily due to a reduction in service revenue with fixed costs remaining constant driving the margin down.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.9 million, or 77.7%, to $6.7 million in the three months ended June 30, 2010 compared to $3.8 million in the same period in 2009. This increase was primarily attributable to by AI selling, general and administrative expenses of $3.0 million consisting principally of payroll-related expenses of $1.1 million, consulting expenses of $1.1 million, communications and technology expenses of $0.3 million and travel expenses of $0.1 million, respectively, partially offset by decreases in payroll-related and stock-based compensation expense of $0.4 million. As a percentage of revenues, selling, general and administrative expenses decreased to 111.2% in the three months ended June 30, 2010 from 140.2% in the same period in 2009, primarily due to the increase in revenue from the AI acquisition.
RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.4 million, or 61.9%, to $1.1 million in the three months ended June 30, 2010 from $0.7 million in the same period in 2009 due primarily due to AI research and development expenses of $0.6 million consisting principally of payroll-related and consulting expenses of $0.5 million and $0.1 million, respectively, partially offset by a decrease in payroll-related and stock compensation expense of $90,000 and consulting expenses of $56,000. As a percentage of revenues, research and development expenses decreased to 18.6% in the three months ended June 30, 2010 from 25.8% in the same period in 2009, primarily due to the increase in revenue resulting from the AI acquisition.
INTEREST INCOME. Interest income decreased by $96,000 to $187,000 in the three months ended June 30, 2010 from $283,000 in the same period in 2009. This decrease was attributable primarily to the decrease in cash and investments and in the rate of interest earned on the Company’s cash and investments.
INTEREST EXPENSE. Interest expense decreased by $18,000 to $25,000 in the three months ended June 30, 2010 from $43,000 in the same period in 2009. This decrease was due to the principal reduction in Company’s line of credit borrowing facility.

OTHER INCOME/EXPENSE. Other income of $4,000 in the three months ended June 30, 2010 decreased $416,000 from other income of $420,000 in the same period in 2009. The decrease consists principally of the change in the fair value of the Company’s investment in auction-rate securities and the auction-rate securities right.
NET LOSS. Net loss was $4.0 million, or $(0.36) per basic and diluted share, for the three months ended June 30, 2010 as compared to net loss of $2.3 million, or $(0.21) per basic and diluted share, for the same period in 2009. The increase in the net loss was due primarily to the reasons described above.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
REVENUES. Revenues increased by $6.5 million, or 116%, to $12.1 million in the six months ended June 30, 2010 from $5.6 million in the same period in 2009. The increase in revenue is principally attributable to revenue of $7.8 million from AI, which was acquired on January 7, 2010.
Revenues from products increased by $0.7 million, or 22.3%, to $3.9 million in the six months ended June 30, 2010 from $3.1 million in the same period in 2009. Overall, the increase in revenues was attributable to the AI product revenue of $1.0 million, which consists principally of $0.4 million of revenue from Wal-Mart Stores, Inc., offset by a decrease in IDS product revenue of $0.3 million resulting principally from decreased product sales to the United States Postal Service and Wal-Mart Stores, Inc.
Revenues from services increased by $5.8 million, or 235.6%, to $8.3 million in the six months ended June 30, 2010 from $2.5 million in the same period in 2009. The increase in service revenue is primarily attributable to AI service revenue of $6.8 million which consists principally of Wal-Mart Stores, Inc. and GE Trailer Fleet Services revenue of $2.9 million and $0.8 million, respectively, partially offset by a decrease in IDS service revenue of $1.0 million resulting from the amount of services rendered to the United States Postal Service and Wal-Mart Stores, Inc.
COST OF REVENUES. Cost of revenues increased by $2.5 million, or 100.8%, to $5.1 million in the six months ended June 30, 2010 from $2.6 million for the same period in 2009. The increase is attributable to the increase in revenue in 2010 from the acquisition of AI. Gross profit was $7.0 million in 2010 compared to $3.1 million in 2009. As a percentage of revenues, gross profit increased to 57.6% in 2010 from 54.5% in 2009.
Cost of products increased by $0.1 million, or 9%, to $1.8 million in the six months ended June 30, 2010 from $1.7 million in the same period in 2009. Gross profit for products was $2.0 million in 2010 compared to $1.5 million in 2009. The increase in gross profit was attributable to a contribution of $0.7 million from AI offset by a decrease of $0.2 million in the IDS gross profit. As a percentage of product revenues, gross profit increased to 52.2% in 2010 from 46.4% in 2009. The increase in gross profit as a percent of product revenue was due to AI product revenue contributing a higher gross profit percentage of 71.5% in 2010.
Cost of services increased by $2.4 million, or 278.9%, to $3.3 million, in the six months ended June 30, 2010 from $0.9 million in the same period in 2009. Gross profit for services was $5.0 million in 2010 compared to $1.6 million in 2009. The increase in gross profit was attributable to a gross profit contribution of $4.2 million from AI partially offset by a decrease of $0.8 million in the IDS gross profit. As a percentage of service revenues, gross profit decreased to 60.2% in 2010 from 64.8% in 2009. The decrease in gross profit as a percent of service revenue was due to a decrease in the IDS gross profit percentage to 54.7% in 2010 from 64.8% in 2009 and AI service revenue contributing a higher gross profit percentage of 60.2% in 2010. The gross margin decrease in the IDS gross profit margin was primarily due to a reduction in service revenue with fixed costs remaining constant driving the margin down.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $5.2 million, or 65.1%, to $13.2 million in the six months ended June 30, 2010 compared to $8.0 million in the same period in 2009. This increase was primarily attributable to by AI selling, general and administrative expenses of $5.5 million consisting principally of payroll-related expenses of $2.1 million, consulting expenses of $1.9 million, travel expenses of $0.3 million and communication and technology expenses $0.5 million, respectively, partially offset by decreases in payroll related and stock-based compensation expense of $0.8 million. As a percentage of revenues, selling, general and administrative expenses decreased to 108.5% in the six months ended June 30, 2010 from 142.0% in the same period in 2009, primarily due to the increase in revenue resulting from the AI acquisition.
RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.9 million, or 64.7%, to $2.3 million in the six months ended June 30, 2010 from $1.4 million in the same period in 2009 due primarily to AI research and development expenses of $1.2 million consisting principally of payroll-related and consulting expenses of $0.9 million and $0.2 million, respectively, offset by a decrease in payroll-related and stock compensation expense of $0.2 million and consulting expenses of $0.1 million. As a percentage of revenues, research and development expenses decreased to 18.7% in the six months ended June 30, 2010 from 24.6% in the same period in 2009, primarily due to the increase in revenue resulting from the AI acquisition.

INTEREST INCOME. Interest income decreased by $234,000 to $396,000 in the six months ended June 30, 2010 from $630,000 in the same period in 2009. This decrease was attributable primarily to the decrease in cash and investments and in the rate of interest earned on the Company’s cash and investments.
INTEREST EXPENSE. Interest expense of $55,000 increased by $12,000 in the six months ended June 30, 2010 from $43,000 in the same period in 2009. This increase was due to interest expense incurred on the Company’s line of credit borrowing facility, which was not in place until March 2009.
OTHER INCOME/EXPENSE. Other income of $5,000 in the six months ended June 30, 2010 decreased $307,000 from other income of $312,000 in the same period in 2009. The increase consists principally of the change in the fair value of the Company’s investment in auction-rate securities and the auction-rate securities right.
NET LOSS. Net loss was $8.1 million, or $(0.72) per basic and diluted share, for the six months ended June 30, 2010 as compared to net loss of $5.4 million, or $(0.49) per basic and diluted share, for the same period in 2009. The increase in the net loss was due primarily to the reasons described above.
Liquidity and Capital Resources
Historically, the Company’s capital requirements have been funded primarily from the net proceeds from the sale of its securities, including the sale of its common stock upon the exercise of options and warrants. As of June 30, 2010, the Company had cash and marketable securities of $28.3 million, which include auction-rate securities and auction-rate security rights of $9.0 million and working capital of $32.7 million compared to $60.1 million and $47.7 million, respectively, as of December 31, 2009.
Operating Activities
Net cash used in operating activities was $5.5 million for the six months ended June 30, 2010, compared to net cash used in operating activities of $1.8 million for the same period in 2009. The net cash used in operating activities for the six months ended June 30, 2010 reflects a net loss of $8.1 million and includes non-cash charges of $0.9 million for stock-based compensation and $1.0 million for depreciation and amortization expense. Changes in working capital items, net of $5.3 million of working capital acquired in the AI transaction, included:
•	a decrease in accounts receivable of $0.6 million resulting from increased cash collections;

•	an increase in deferred costs, prepaid expenses and other assets of $1.7 million;

•	an increase in deferred revenue of $0.9 million;

•	a decrease in inventory of $1.1 million; and

•	a decrease in accounts payable and accrued expenses of $0.4 million, primarily due to the timing of the payments to our vendors.
Investing Activities
Net cash provided by investing activities was $3.3 million for the six months ended June 30, 2010, compared to net cash used in investing activities of $5.0 million for the same period in 2009. The change was due primarily to $15.0 million used for the purchase of AI and $1.0 million in fixed asset additions partially offset by a net increase in redemptions of investments of $19.3 million.
Financing Activities
Net cash used in financing activities was $10.5 million for the six months ended June 30, 2010, compared to net cash provided by financing activities of $12.7 million for the same period in 2009. The decrease was due to principal payments on the UBS line of credit of $10.5 million in 2010 and the borrowing of $12.9 million from the UBS line of credit facility in 2009.

Capital Requirements
We believe that with the proceeds received from our public offering that was completed by us in March 2006 and the cash we have on hand we will have sufficient funds available to cover our capital requirements for at least the next 12 months.
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
At December 31, 2009 and June 30, 2010, we held approximately $19.4 million and $9.0 million fair value, respectively, in investments in ARS and ARSR. The Company purchased all the ARS it holds from UBS. These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Starting in February 2008 and continuing into 2010, these securities failed to sell at auction. Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature. These failed auctions represent liquidity risk exposure and are not defaults or credit events. A decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income. During June and July 2010, the Company put back all of the ARS to UBS, as described below.
In October 2008, we received a non-transferable offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell all of its ARS to UBS at a future date (any time during a two-year period beginning June 30, 2010). The Offer also included a commitment to loan the Company 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. In November 2008, the Company accepted the Offer. In exchange for the Offer, the Company provided UBS with a general release of claims (other than certain consequential damages claims) concerning the Company’s ARS and granted UBS the right to purchase the Company’s ARS at any time for full par value. In June 2010 we exercised our right under the ARSR to put back the ARS to UBS in June 2010. During June and July 2010, UBS repurchased the outstanding ARS at par value.
In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against the UBS line of credit facility. Principal payments from the ARS maturities reduced this obligation to $1,161,000 at June 30, 2010. This line of credit facility is payable on demand. The Company is paying interest on this obligation based upon the methodology described above, which is partially offset by interest earned on the underlying ARS.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
As of June 30, 2010, there have been no material charges in contractual obligations as disclosed under the caption “Contractual Obligations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as noted below.
On May 10, 2010, the Company entered into an office lease agreement for approximately 21,400 leasable square feet, which includes office space, storage space and data/server space, in Woodcliff Lake, New Jersey, to be used as the Company’s corporate headquarters. Occupancy is expected to occur during the third quarter of 2010. The base rent for the leased premises varies over the term of the lease and generally ranges from approximately $457,200 to $534,700 per year. The Company also will be responsible for its pro rata share of any operating expenses, taxes and insurance expenses incurred in connection with the office building in which the leased premises are located. The initial term of the lease agreement is for a period of ten years and seven months, and is scheduled to commence on July 15, 2010 and to expire on February 28, 2021. Under the lease agreement, the Company has the option to extend the term for up to two subsequent five-year periods, provided that the base rent during any extension term will be at a “market” rate.
Inflation
Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.
Impact of Recently Issued Accounting Pronouncements
The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. Note 27, “Recent Accounting Standards,” of Notes to Condensed Consolidated Financial Statements, which is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, describes these new accounting standards and is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of June 30, 2010, we had cash, cash equivalents and marketable securities of $28.3 million.
Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of June 30, 2010, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.
At June 30, 2010, we held approximately $9.0 million fair value, respectively, in investments in ARS and ARSR. The Company purchased all the ARS it holds from UBS. These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Starting in February 2008 and continuing into 2010, these securities failed to sell at auction. Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature. These failed auctions represent liquidity risk exposure and are not defaults or credit events. A decline in the value of these securities that is not temporary could materially adversely affect our liquidity and income. During June and July 2010, the Company put back all of the ARS to UBS as described below.
In October 2008, we received a non-transferable offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell all of its ARS to UBS at a future date (any time during a two-year period beginning June 30, 2010). The Offer also included a commitment to loan the Company 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. In November 2008, we accepted the Offer. In exchange for the Offer, the Company provided UBS with a general release of claims (other than certain consequential damages claims) concerning the Company’s ARS and granted UBS the right to purchase the Company’s ARS at any time for full par value. In June 2010, we exercised our right under the ARSR to put back the ARS to UBS. During June and July 2010, UBS repurchased the remaining ARS at par value.

Item 4.	Controls And Procedures
a. Disclosure controls and procedures.
During the six months ended June 30, 2010, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
Based on their evaluation as of June 30, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of June 30, 2010 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b. Changes in internal controls over financial reporting.
Except as set forth below, there have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On January 7, 2010, we completed our acquisition of Asset Intelligence, LLC. We are currently integrating policies, processes, personnel, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
On May 21, 2010, Crown Equipment Corporation (herein “Crown”) filed a Complaint in the Southern District of Ohio against the Company in accordance with the Declaratory Judgment Act (Case Number 2:10cv452). In the Complaint, Crown alleged that U.S. Patent No. 7,656,271, owned by the Company, is both invalid and not infringed by Crown’s InfoLink product. The Company is currently in the process of preparing an Answer or otherwise moving to dismiss the Complaint on or before the September 21, 2010 due date. The Company intends to provide a vigorous defense to this litigation, however, we cannot predict the outcome and amount, if any, of this lawsuit.
Additional information on I.D. Systems’ commitments and contingencies can be found in I.D. Systems’ Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended June 30, 2010, there were no material changes to the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.

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
The Company did not purchase any shares of its common stock under the repurchase program during the three months ended June 30, 2010.

Item 6.	Exhibits
The following exhibits are filed with this Quarterly Report on Form 10-Q:
Exhibits:

10.1
Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on May 17, 2010).

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

I.D. SYSTEMS, INC.
Dated: August 13, 2010	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2010	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

10.1
Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on May 17, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.