Form 10-Q
period 2010-09-30
ID SYSTEMS INC
filed 2010-11-12
CIK 49615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-15087
I.D. SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3270799

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

123 Tice Boulevard, Woodcliff Lake,
New Jersey	07677

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on November 11, 2010 was 11,253,253.

INDEX
I.D. Systems, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2009*	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,481,000	$16,049,000
Investments — short term	33,909,000	2,883,000
Accounts receivable, net of allowance for doubtful accounts of $106,000 and $188,000 in 2009 and 2010, respectively	3,252,000	4,675,000
Note and lease receivable — current	—	77,000
Inventory, net	4,487,000	8,003,000
Interest receivable	97,000	86,000
Deferred costs — current	—	695,000
Prepaid expenses and other current assets	686,000	1,829,000

Total current assets	61,912,000	34,297,000

Investments — long term	6,752,000	9,344,000
Note and lease receivable — less current portion	—	1,088,000
Deferred costs — less current portion	—	2,028,000
Fixed assets, net	917,000	4,122,000
Other assets	—	272,000
Goodwill	619,000	1,573,000
Intangible assets, net	375,000	5,451,000

	$70,575,000	$58,175,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,094,000	$6,641,000
Line of credit	11,638,000	—
Deferred revenue — current	501,000	877,000

Total current liabilities	14,233,000	7,518,000

Deferred revenue — less current portion	461,000	3,429,000

	14,694,000	10,947,000

Commitments and Contingencies (Note 26)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,284,000 and 12,466,000 shares issued at December 31, 2009 and September 30, 2010, respectively; shares outstanding, 11,075,000 and 11,253,000 at December 31, 2009 and September 30, 2010, respectively	120,000	121,000
Additional paid-in capital	103,596,000	104,780,000
Accumulated deficit	(36,859,000)	(46,806,000)
Accumulated other comprehensive (loss) income	(60,000)	59,000

	66,797,000	58,154,000

Treasury stock; 1,209,000 and 1,213,000 shares at cost in 2009 and 2010	(10,916,000)	(10,926,000)

Total stockholders’ equity	55,881,000	47,228,000

Total liabilities and stockholders’ equity	$70,575,000	$58,175,000

*	Derived from audited balance sheet as of December 31, 2009.
See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue:
Products	$1,218,000	$2,542,000	$4,367,000	$6,394,000
Services	623,000	3,948,000	3,093,000	12,233,000

	1,841,000	6,490,000	7,460,000	18,627,000

Cost of revenue:
Cost of products	603,000	1,507,000	2,291,000	3,347,000
Cost of services	339,000	1,595,000	1,209,000	4,891,000

	942,000	3,102,000	3,500,000	8,238,000

Gross profit	899,000	3,388,000	3,960,000	10,389,000

Selling, general and administrative expenses	3,644,000	4,424,000	11,619,000	17,587,000
Research and development expenses	642,000	1,089,000	2,022,000	3,362,000

Loss from operations	(3,387,000)	(2,125,000)	(9,681,000)	(10,560,000)
Interest income	284,000	179,000	913,000	575,000
Interest expense	(44,000)	(1,000)	(87,000)	(56,000)
Other income, net	110,000	89,000	422,000	94,000

Net loss	$(3,037,000)	$(1,858,000)	$(8,433,000)	$(9,947,000)

Net loss per share — basic and diluted	$(0.27)	$(0.17)	$(0.77)	$(0.89)

Weighted-average common shares outstanding — basic and diluted	11,075,000	11,253,000	10,963,000	11,231,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2009	12,284,000	$120,000	$103,596,000	$(36,859,000)	$(60,000)	$(10,916,000)	$55,881,000

Net loss				(9,947,000)			(9,947,000)
Comprehensive loss — unrealized gain on investments					154,000		154,000
Foreign currency translation adjustment					(35,000)		(35,000)

Total comprehensive loss							(9,828,000)

Shares issued pursuant to exercise of stock options	1,000	1,000	2,000				3,000
Issuance of restricted stock	181,000
Shares withheld pursuant to stock issuances						(10,000)	(10,000)
Stock based compensation —restricted stock			199,000				199,000
Stock based compensation — options			983,000				983,000

Balance at September 30, 2010 (Unaudited)	12,466,000	$121,000	$104,780,000	$(46,806,000)	$59,000	$(10,926,000)	$47,228,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2009	2010
Cash flows from operating activities:

Net loss	$(8,433,000)	$(9,947,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	(132,000)	92,000
Remeasurement of contigent consideration		(110,000)
Accrued interest income	(28,000)	11,000
Stock-based compensation expense	1,617,000	1,182,000
Depreciation and amortization	404,000	1,447,000
Change in fair value of investments	(422,000)	—
Deferred rent expense	(16,000)	(4,000)
Deferred revenue	226,000	1,959,000
Changes in:
Restricted cash	230,000	—
Accounts receivable	6,439,000	1,548,000
Unbilled receivables	(80,000)	—
Note and lease receivable	—	224,000
Inventory	(2,323,000)	1,720,000
Prepaid expenses and other assets	(243,000)	(336,000)
Deferred costs	—	(2,027,000)
Accounts payable and accrued expenses	(1,641,000)	265,000

Net cash used in operating activities	(4,402,000)	(3,976,000)

Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(354,000)	(1,406,000)
Business acquisition	—	(15,000,000)
Purchase of investments	(46,134,000)	(10,284,000)
Proceeds from sales and maturities of investments	40,183,000	38,872,000

Net cash (used in) provided by investing activities	(6,305,000)	12,182,000

Cash flows from financing activities:
Proceeds from exercise of stock options	2,000	3,000
Borrowing on line of credit	12,900,000	—
Principal payments on line of credit	(257,000)	(11,638,000)

Net cash provided by (used in) financing activities	12,645,000	(11,635,000)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(3,000)
Net increase (decrease) in cash and cash equivalents	1,938,000	(3,432,000)
Cash and cash equivalents — beginning of period	12,558,000	19,481,000

Cash and cash equivalents — end of period	$14,496,000	$16,049,000

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	—	—

Interest	$87,000	$56,000

Noncash activities:
Unrealized (loss) gain on investments	$(28,000)	$154,000

Shares withheld pursuant to stock issuance	$65,000	$10,000

Acquisition:
Fair value of assets acquired		$19,695,000
Liabilities assumed		(4,695,000)

Net cash paid		$15,000,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
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
NOTE 2 — Organization and Consolidation Policy
The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries Asset Intelligence, LLC (“AI”), I.D. Systems, GmbH (“GmbH”) and Didbox, Ltd. (“Didbox”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2010, the consolidated results of its operations for the three- and nine- month periods ended September 30, 2009 and 2010, respectively, the consolidated change in stockholders’ equity for the nine months ended September 30, 2010 and consolidated cash flows for the nine months ended September 30, 2009 and 2010. The results of operations for the nine-month period ended September 30, 2010 are not necessarily indicative of the operating results for the full year. We suggest that these financial statements be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K for the year then ended.
NOTE 3 — Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed FDIC limits.
NOTE 4 — Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to stock-based compensation arrangements, the fair value of auction-rate securities and auction-rate securities rights (see Note 6 — Fair Value Measurements), acquisition accounting, contingent consideration, realization of deferred tax assets, the impairment of tangible and intangible assets, inventory reserves, bad debt reserves and warranty and deferred revenue and costs. Actual results could differ from those estimates.

NOTE 5 — Investments
The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, corporate bonds and auction-rate securities, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three- and nine- month periods ended September 30, 2010, the Company reported unrealized gains of $66,000 and $154,000, respectively, and for the three- and nine- month periods ended September 30, 2009, the Company reported unrealized loss of $22,000 and $28,000, respectively, on available for sale securities in comprehensive loss. Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. During September 2010, the Company transferred approximately $10.3 million of debt securities classified as held to maturity to available for sale. The Company has classified as short-term those securities that mature within one year, and all other securities are classified as long-term.
The following table summarizes the estimated fair value of debt securities designated as available for sale classified by the contractual maturity date of the security as of September 30, 2010:

Fair Value
Due within one year	$2,883,000
Due one year through three years	9,344,000
Due after three years	—

$12,227,000

The Company’s investment at December 31, 2009 included auction-rate securities (“ARS”) and an auction-rate securities right (“ARSR”), each as described below. The investments in ARS and ARSR were redeemed by July 2010.
The Company had classified its ARS investments and ARSR as trading securities. Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on the Company’s condensed consolidated statements of operations.
At December 31, 2009 and September 30, 2010, the Company held approximately $19.4 million and $-0- fair value in ARS and ARSR, respectively. These ARS represent interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Starting in February 2008 and continuing through 2010, these securities failed to sell at auction. These failed auctions represented liquidity risk exposure and are not defaults or credit events. As a holder of the securities, the Company continued to receive interest on the ARS.

The Company purchased all of the ARS it held from UBS AG (“UBS”). In October 2008, the Company received a non-transferable offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010). The Offer also included a commitment to loan the Company 75% of the UBS-determined value of the ARS at any time until the put is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted-average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. In November 2008, the Company accepted the Offer. In exchange for the Offer, the Company provided UBS with a general release of claims (other than certain consequential damages claims) concerning our ARS and granted UBS the right to purchase the Company’s ARS at any time for full par value. In June 2010, the Company exercised its right under the ARSR to put back the ARS to UBS. During June and July 2010, UBS repurchased the outstanding ARS at par value.
The Company’s right under the ARSR was in substance a put option with the strike price equal to the par value of the ARS which was recorded as an asset, measured at fair value with the resultant gain (loss) recognized in earnings. The Company classified the ARS as trading securities. The following table summarizes the change in the fair value of these instruments for the three and nine months ended September 30, 2010:

	Fair Value at	Net	Unrealized	Fair Value at
	June 30,	Purchases	Gain	September 30,
Three months ended September 30, 2010	2010	(Sales)	(Loss)	2010

Auction Rate Securities	$8,108,000	$(8,108,000)	$—	$—
Auction Rate Securities — Rights	867,000	(867,000)	—	—

September 30, 2010	$8,975,000	$(8,975,000)	$—	$—

	Fair Value at	Net	Unrealized	Fair Value at
	January 1,	Purchases	Gain	September 30,
Nine months ended September 30, 2010	2010	(Sales)	(Loss)	2010

Auction Rate Securities	$17,876,000	$(17,876,000)	$—	$—
Auction Rate Securities — Rights	1,499,000	(1,499,000)	—	—

September 30, 2010	$19,375,000	$(19,375,000)	$—	$—

The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows was subtracted from the current fair market value of the security and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types at September 30, 2010 are as follows:

		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Investments — short term

Available for sale
U.S. Treasury Notes	$353,000	$3,000		$356,000
Corporate bonds	755,000	13,000	—	768,000
Government agency bonds	1,747,000	12,000	—	1,759,000

Total available for sale	2,855,000	28,000	—	2,883,000

Total investments — short term	2,855,000	28,000	—	2,883,000

Marketable securities — long term
Available for sale
U.S. Treasury Notes	4,262,000	14,000		4,276,000
Government agency bonds	2,430,000	13,000	—	2,443,000
Corporate bonds and commercial paper	2,587,000	38,000	—	2,625,000

Total available for sale	9,279,000	65,000	—	9,344,000

Total investments — long term	9,279,000	65,000	—	9,344,000

Total investments	$12,134,000	$93,000	$—	$12,227,000

NOTE 6 — Fair Value Measurements
The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:
•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
The following table summarizes the fair values of the Company’s investments in the condensed consolidated balance sheet:

	Balance at
	September 30,	Basis of Fair Value Measurements
	2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,109,000	$1,109,000	—	—
Marketable securities — short term	2,883,000	2,883,000	—	$—
Marketable securities — long term	9,344,000	9,344,000	—	—

	$13,336,000	$13,336,000	—	$—

The table below includes a roll forward of the Company’s investments in ARS and the ARSR classified under Level 3 from January 1, 2010 to September 30, 2010:

Fair value, January 1, 2010	$19,375,000
Net redemptions	(19,375,000)
Unrealized gain included in condensed consolidated statement of operations	—

Fair value, September 30, 2010	$—

NOTE 7 — Revenue Recognition
The Company’s product revenue is derived: (i) from sales of our wireless asset management system, which includes training and technical support; (ii) from monitoring equipment and spare parts sold to customers (for which title transfers on date of customer receipt) and from the related customer service under contracts that generally provide for service over periods from one to five years; (iii) from post-contract maintenance and support agreements; and (iv) periodically, from leasing arrangements.
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
The Company recognizes revenues from the sale of monitoring equipment when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of monitoring equipment does not have stand alone value to the customer from the communication services provided and the arrangements constitute a single unit of accounting. Under these provisions, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. During the three and nine months ended September 30, 2010, the Company amortized deferred revenue of $196,000 and $426,000, respectively.
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
Deferred revenue as of December 31, 2009 and September 30, 2010 consists of the following:

	December 31,	September 30,
	2009	2010
Deferred maintenance revenue	$962,000	$1,151,000
Deferred product revenue	—	3,155,000

	962,000	4,306,000
Less: Current portion	501,000	877,000

Deferred revenue —less current portion	$461,000	$3,429,000

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the condensed consolidated statements of operations.

NOTE 8 — Note Receivable and Net Investment in Sales-Type Lease
Note receivable of $252,000 at September 30, 2010 relates to a product financing arrangement that exceeds one year and bears interest at 8%. Interest is recognized over the life of the note. The note receivable is collateralized by the equipment being financed. The Company has not sold and does not intend to sell these receivables. Amounts collected on the note receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. Unearned interest income is amortized to interest income over the life of the note using the effective-interest method. The revenue derived from the sale of monitoring equipment and the related cost are deferred (See Notes 7 and 9 to the Unaudited Condensed Consolidated Financial Statements). Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service.
Present value of net investment in sales-type lease of $913,000 is for a five-year lease of the Company’s product and is reflected net of unearned income of $150,000 discounted at 8%.
Scheduled maturities of minimum lease payments outstanding as of September 30, 2010 are as follows:

Year ending December 31:

October – December 2010	$51,000
2011	216,000
2012	234,000
2013	253,000
2014	159,000
Thereafter	—

Total	$913,000

NOTE 9 — Deferred Costs
During 2009, the Company entered into a contract with a customer pursuant to which the Company’s system will be implemented on a portion of the customer’s fleet of vehicles. The Company will be entitled to issue sixty monthly invoices of up to $57,000 per month. Costs directly attributable to this contract, consisting principally of engineering and manufacturing costs, are being deferred until implementation of the system is completed. The deferred costs will be charged to cost of revenue in accordance with the cost recovery method, pursuant to which the deferred contract costs will be reduced in each period by an amount equal to the revenue recognized until all the capitalized costs are written off, at which time the Company will recognize a gross profit, if any. During 2010, the Company capitalized $750,000 of such contract costs and expects to incur additional costs until the installation is complete. As of December 31, 2009, the Company deferred $63,000 of such contract costs, which are included in prepaid expenses and other current assets. The Company amortized $70,000 and $82,000 of such costs for the three- and nine-month periods ended September 30, 2010.
Deferred costs consists of the following:

September 30,
2010
Deferred contract costs	$731,000
Deferred product costs (see Note 7)	1,992,000

2,723,000
Less: Current portion	695,000

Deferred costs — less current portion	$2,028,000

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
Inventories as of December 31, 2009 and September 30, 2010 consist of the following:

	December 31,	September 30,
	2009	2010
Components	$898,000	$4,457,000
Finished goods	4,519,000	4,418,000

	5,417,000	8,875,000
Less: Inventory reserves	(930,000)	(872,000)

	$4,487,000	$8,003,000

Inventories as September 30, 2010 include approximately $4.5 million of inventory, which consisted primarily of components, from the AI acquisition (see Note 12 to the Unaudited Consolidated Financial Statements). The fair value of the acquired inventory is provisional pending the completion of the valuation of the assets acquired and liabilities assumed.
NOTE 11 — Fixed Assets
Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31,	September 30,
	2009	2010
Equipment	$1,011,000	$1,027,000
Computer software and website development	414,000	2,950,000
Computer hardware	774,000	1,778,000
Furniture and fixtures	184,000	282,000
Automobiles	80,000	47,000
Leasehold improvements	514,000	238,000

	2,977,000	6,322,000
Accumulated depreciation and amortization	(2,060,000)	(2,200,000)

	$917,000	$4,122,000

Depreciation and amortization expense for the three and nine months ended September 30, 2009 was $127,000 and $404,000, respectively, and for the three and nine months ended September 30, 2010 was $308,000 and $938,000, respectively.
The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the Veriwise® systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (“GPS”) based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post implementation/operation” stages of development were expensed. The Company capitalized $-0- and $842,000 for website enhancements for the nine months ended September 30, 2009 and 2010, respectively. Amortization of costs associated with computer software and website development for the three and nine months ended September 30, 2009 was $33,000 and $93,000, respectively, and for the three and nine months ended September 30, 2010 was $147,000 and $429,000, respectively.

NOTE 12 — Acquisitions, Goodwill and Other Intangible Assets
On October 19, 2009, the Company acquired Didbox Ltd. (“Didbox”), a privately held manufacturer and marketer of vehicle operator identification systems based in the United Kingdom (“UK”). The transaction was valued at approximately $660,000 and was structured with $534,000 paid up front in cash and contingent consideration of $110,000 due in 12 months based upon achievement of certain revenue and operating profit targets. The Company originally recorded $110,000 of contingent consideration based on the expected revenue and operating profits of Didbox during the measurement period of the contingent consideration. The contingent consideration was reversed during the third quarter of 2010, as the Company does not expect Didbox to meet the revenue and operating profit targets. The reversal of $110,000 of contingent consideration is included in other income in the condensed consolidated statement of operations. The Company incurred acquisition-related expenses of approximately $43,000, which were included in selling, general and administrative expenses in the consolidated statement of operations during the year ended December 31, 2009. The Didbox business complements the Company’s existing businesses by allowing access to the original equipment manufacturer (OEM) dealer network in the UK, and offers the ability to add the I.D. Systems solution set to its product line. In addition, the acquisition is expected to provide the Company with access to a broader base of customers in Europe.
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

The Company incurred acquisition-related expenses of approximately $1,355,000, of which $1,241,000 were included in selling, general and administrative expenses in 2009 and $114,000 during the nine months ended September 30, 2010.
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
The fair value of the current assets acquired includes trade accounts receivables with a fair value of $3,094,000. The gross amount due is $3,788,000, of which $694,000 is expected to be uncollectible.
The results of operations of AI have been included in the condensed consolidated statement of operations as of the effective date of the acquisition.
The Company does not allocate indirect expenses, such as compensation to executives and corporate personnel, professional fees, finance, stock based compensation expense, and certain other operating costs, to AI. These costs are included in the IDS operating segment. The following revenue and operating loss of AI were included in the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2010:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2010

Revenues	$3,699,000	$11,471,000
Operating loss	(434,000)	(2,555,000)
The following table represents the combined pro forma revenue and earnings for the nine months ended September 30, 2010:

		Nine Months
	Nine Months	Ended
	Ended	September 30,
	September 30,	2010
	2010	Pro Forma
	Historical	Combined

Revenue	$18,627,000	$18,869,000
Net loss	(9,947,000)	(9,878,000)
Net loss per share — basic and diluted	(0.89)	(0.88)
The following table represents the combined pro forma revenue and earnings for the three and nine months ended September 30, 2009:

		Three Months		Nine Months
	Three Months	Ended	Nine Months	Ended
	Ended	September 30,	Ended	September 30,
	September 30,	2009	September 30,	2009
	2009	Pro Forma	2009	Pro Forma
	Historical	Combined	Historical	Combined

Revenue	$1,841,000	$8,465,000	$7,460,000	$27,834,000
Net loss	(3,037,000)	(6,638,000)	(8,433,000)	(20,632,000)
Net loss per share — basic and diluted	(0.27)	(0.60)	(0.77)	(1.88)
The combined pro forma revenue and earnings for the three- and nine- month periods ended September 30, 2009 and 2010 were prepared as though the acquisition had occurred as of January 1, 2009 and 2010, respectively. This summary is not necessarily indicative of what the results of operations would have been had this business acquisition occurred during such period, nor does it purport to represent results of operations for any future periods.
The changes in the carrying amount of goodwill from January 1, 2010 to September 30, 2010 is as follows:

	IDS	AI	Total
Balance of as January 1, 2010	$619,000	—	$619,000
Asset Intelligence acquisition	—	$954,000	954,000

Balance as of September 30, 2010	$619,000	$954,000	$1,573,000

Identifiable intangible assets are comprised of the following:

	Useful	Gross		Net
	Lives	Carrying	Accumulated	Carrying
September 30, 2010	(In Years)	Amount	Amortization	Amount
Amortized:
Patents	11	$4,506,000	$(307,000)	$4,199,000
Tradename	5	361,000	(54,000)	307,000
Non-competition agreement	3	175,000	(44,000)	131,000
Technology	5	50,000	(9,000)	41,000
Workforce	5	33,000	(6,000)	27,000
Customer list	5	599,000	(92,000)	507,000

		5,724,000	(512,000)	5,212,000

Unamortized:
Customer list		104,000	—	104,000
Trademark and Tradename		135,000	—	135,000

		239,000	$—	239,000

Total		$5,963,000	(512,000)	$5,451,000

	Useful	Gross		Net
	Lives	Carrying	Accumulated	Carrying
December 31, 2009	(In Years)	Amount	Amortization	Amount
Amortized:
Technology	5	$50,000	$(2,000)	$48,000
Workforce	5	33,000	(1,000)	32,000
Customer list	5	56,000	—	56,000

		139,000	(3,000)	136,000

Unamortized:
Customer list		104,000	—	104,000
Trademark and Tradename		135,000	—	135,000

		239,000	$—	239,000

Total		$378,000	(3,000)	$375,000

Amortization expense for the three and nine months ended September 30, 2009 was $-0-and $-0-, respectively, and for the three and nine months ended September 30, 2010 was $169,000 and $509,000, respectively. Future amortization expense for these intangible assets is as follows:

Year ending December 31:

October – December 2010	$169,000
2011	676,000
2012	676,000
2013	618,000
2014	613,000

NOTE 13 — Net Loss Per Share of Common Stock
Net loss per share for the three- and nine- month periods ended September 30, 2009 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Basic and diluted loss per share
Net loss	$(3,037,000)	$(1,858,000)	$(8,433,000)	$(9,947,000)

Weighted-average shares outstanding	11,075,000	11,253,000	10,963,000	11,231,000

Basic and diluted net loss per share	$(0.27)	$(0.17)	$(0.77)	$(0.89)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. For the three- and nine-month periods ended September 30, 2009 and 2010, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options of 2,649,000 and 2,686,000, respectively, would have been anti-dilutive.

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
The Company recognizes all share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $488,000 and $1,468,000 for the three and nine months ended September 30, 2009, respectively, and $241,000 and $961,000 for the three and nine months ended September 30, 2010, respectively.
The following table summarizes the activity of the Company’s stock options for the nine months ended September 30, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,659,000	$8.88
Granted	628,000	3.02
Exercised	(1,000)	2.31
Expired	(232,000)	7.48
Forfeited	(368,000)	10.42

Outstanding at end of period	2,686,000	$7.43	6 years	$—

Exercisable at end of period	1,490,000	$9.73	4 years	$—

As of September 30, 2010, there was approximately $2,195,000 of unrecognized compensation cost related to non-vested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted-average period of 1.95 years.
The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	September 30,
	2009	2010
Expected volatility	54% – 76%	53% – 59%
Expected life of options	3 – 5 years	3 – 5 years
Risk free interest rate	2%	2%
Dividend yield	0%	0%
Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.
The weighted-average fair value of options granted during the nine months ended September 30, 2009 and 2010 was $1.85 and $1.34, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2010 was $1,700 and $1,000, respectively.
The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.
Restricted Stock
In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested shares for the nine months ended September 30, 2010 is as follows:

		Weighted-
		Average
	Non-vested	Grant Date
	Shares	Fair Value

Non-vested, beginning of year	172,000	$3.78
Granted	181,000	2.84
Vested	(20,000)	5.62
Forfeited	(39,000)	3.15

Non-vested, end of period	294,000	$3.16

The Company recorded stock-based compensation expense of $71,000 and $149,000 for the three and nine months ended September 30, 2009, respectively, and $41,000 and $199,000 for the three and nine months ended September 30, 2010, respectively, in connection with restricted stock grants. As of September 30, 2010, there was $670,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.13 years.

Performance Shares
In June 2009, the Compensation Committee of the Board of Directors granted 233,000 performance shares to key employees pursuant to the 2007 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period ending in January 2012, with the ability to achieve prorated performance shares during interim annual measurement periods from January 31, 2009 to January 31, 2012. If the performance triggers are not met, the performance shares will not vest and will automatically be returned to the 2007 Equity Compensation Plan. If the performance triggers are met, then the shares will be issued to the employees. For the three and nine months ended September 30, 2010, the Company recorded $7,000 and $22,000, respectively, of stock-based compensation expense in connection with the performance shares. As of September 30, 2010, there was $52,000 of total unrecognized compensation cost related to performance shares. That cost is expected to be recognized over a weighted-average period of 1.7 years.
NOTE 15 — Line of Credit
In October 2008, the Company received an offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell to UBS at par value all ARS held by the Company, all of which were purchased by the Company from UBS, at a future date (any time during a two-year period beginning June 30, 2010). Included as part of the Offer, the Company received a commitment to obtain a loan for 75% of the UBS-determined value of the ARS at any time until the put option is exercised at a variable interest rate that will equal the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted-average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Company accepted the Offer in November 2008. In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against this credit facility. The line of credit facility was payable on demand. The line of credit facility was repaid in July 2010 from the redemption of the ARS.
NOTE 16 — Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consists of the following:

	December 31,	September 30,
	2009	2010
Accounts payable	$1,824,000	$4,736,000
Accrued warranty	—	1,447,000
Accrued contingent consideration	110,000	—
Other current liabilities	160,000	458,000

	$2,094,000	$6,641,000

The accrued contingent consideration was reversed during the third quarter of 2010, as the Company does not expect Didbox to meet the revenue and operating profit targets required to be met in order for the contingent consideration to be payable.
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
The following table summarizes warranty activity during the nine months ended September 30, 2010:

September 30,
2010

Accrued warranty reserve, January 7, 2010 (date of acquisition)	$2,053,000
Accrual for product warranties issued	36,000
Product replacements and other warranty expenditures	(598,000)
Expiration of warranties	(44,000)

Accrued warranty reserve, end of period	$1,447,000

NOTE 17 — Income Taxes
The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of September 30, 2010, the Company had provided a valuation allowance to fully reserve its net operating loss carry forwards, primarily as a result of anticipated net losses for income tax purposes.
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
NOTE 19 — Concentration of Customers
One customer accounted for 28% of the Company’s revenue and 21% of the Company’s accounts receivable during the nine-month period ended and as of September 30, 2010.
Three customers accounted for 27%, 19% and 12% of the Company’s revenue during the nine-month period ended September 30, 2009. The same three customers accounted for 25%, 16% and 13% of the Company’s accounts receivable and unbilled receivables as of September 30, 2009. In addition, one other customer accounted for 18% of the Company’s accounts receivable and unbilled receivables as of September 30, 2009.
NOTE 20 — Stock Repurchase Program
On May 3, 2007, the Company announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of its common stock having an aggregate value of up to $10,000,000 pursuant to a stock repurchase program established pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. The repurchases are funded from the Company’s working capital. The Company’s stock repurchase program does not have an expiration date, and the Company may discontinue or suspend the stock repurchase program at any time. All shares of common stock repurchased under the Company’s stock repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the stock repurchase program during the nine-month period ended September 30, 2010. As of September 30, 2010, the Company has purchased approximately 1,075,000 shares of its common stock in open market transactions under the stock repurchase program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share.
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Net loss	(3,037,000)	$(1,858,000)	$(8,433,000)	$(9,947,000)
Unrealized gain (loss) on available-for-sale marketable securities	(22,000)	66,000	(28,000)	154,000
Foreign currency translation	(2,000)	54,000	—	(35,000)

Total other comprehensive loss	$(3,061,000)	$(1,738,000)	$(8,461,000)	$(9,828,000)

NOTE 22 — Wholly Owned Foreign Subsidiaries
In May 2009, the Company formed an entity in Germany called I.D. Systems, GmbH (the “GmbH”). This foreign entity is wholly owned by I.D. Systems, Inc. The GmbH financial statements are consolidated with the financial statements of I.D. Systems, Inc.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Net revenue	$2,000	$71,000	$8,000	$459,000

Net loss	(127,000)	(120,000)	(121,000)	(319,000)
Total assets of GmbH were $555,000 and $559,000 as of December 31, 2009 and September 30, 2010, respectively. The GmbH operates in a local currency environment using the Euro as its functional currency.
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Net revenue	$—	$103,000	$—	$310,000

Net loss	—	(14,000)	—	(62,000)
Total assets of Didbox were $782,000 and $726,000 as of December 31, 2009 and September 30, 2010, respectively. Didbox operates in a local currency environment using the British Pound as its functional currency.
Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with GmbH resulted in a translation loss of $35,000 at September 30, 2010, which is included in comprehensive loss in the condensed consolidated statement of changes in stockholders’ equity.
Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions gains (losses) for the three- and nine-month periods ended September 30, 2009 of $11,000 and $33,000, respectively, and for the three- and nine-month periods ended September 30, 2010 of $21,000 and $(12,000), respectively, are included as an offset to selling, general and administrative expenses in the condensed consolidated statement of operations.

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
The Company does not allocate indirect expenses, such as compensation to executives and corporate personnel, professional fees, finance, stock-based compensation expense, and certain other operating costs, to the individual segments. These costs are included in the IDS operating segment. The total assets of each segment are comprised of the assets of the subsidiaries operating in that segment.
A summary of segment information for the three- and nine- month periods ended September 30, 2009 and 2010 is presented below:

	As of and for the Three Months Ended			As of and for the Three Months Ended
	September 30, 2009			September 30, 2010
	IDS	AI	Total	IDS	AI	Total
Revenues	$1,841,000	$—	$1,841,000	$2,791,000	$3,699,000	$6,490,000
Depreciation and amortization	127,000	—	127,000	96,000	381,000	477,000
Operating loss	(3,387,000)	—	(3,387,000)	(1,691,000)	(434,000)	(2,125,000)
Capital expenditures	(77,000)	—	(77,000)	(170,000)	(275,000)	(445,000)
Segment assets	74,318,000	—	74,318,000	36,806,000	21,369,000	58,175,000

	As of and for the Nine Months Ended			As of and for Nine Months Ended
	September 30, 2009			September 30, 2010
	IDS	AI	Total	IDS	AI	Total
Revenues	$7,460,000	$—	$7,460,000	$7,156,000	$11,471,000	$18,627,000
Depreciation and amortization	404,000	—	404,000	383,000	1,064,000	1,447,000
Operating loss	(9,681,000)	—	(9,681,000)	(8,005,000)	(2,555,000)	(10,560,000)
Capital expenditures	(354,000)	—	(354,000)	(392,000)	(1,014,000)	(1,406,000)
Segment assets	74,318,000	—	74,318,000	36,806,000	21,369,000	58,175,000
Note 25 — Reduction in Work Force
As a result of the integration of AI, the Company eliminated 39 positions, representing approximately 32% of our total personnel. In order to earn a severance payment, affected employees were required to complete their transition duties and execute a general release agreement. Total severance costs incurred during the nine months ended September 30, 2010 were $487,000, of which $100,000 is included in research and development expenses and $387,000 is included in selling, general and administrative expenses in the condensed consolidated statement of operations. As of September 30, 2010, these costs have been paid.

NOTE 26 — Commitments and Contingencies
Except for normal operating leases, the Company is not currently subject to any material commitments.
Contingencies
On May 21, 2010, Crown Equipment Corporation (herein “Crown”) filed a Complaint in the Southern District of Ohio against the Company in accordance with the Declaratory Judgment Act (Case Number 2:10cv452). In the Complaint, Crown alleged that U.S. Patent No. 7,656,271, owned by the Company, is both invalid and not infringed by Crown’s InfoLink product. The parties submitted a joint motion to dismiss on September 17, 2010 and the case was formally dismissed without prejudice by an order of the court dated September 27, 2010. The parties are in discussions intended to negotiate a resolution of the underlying dispute.  There is no obligation to continue such discussions, and either party may terminate those discussions at any time. There is no assurance the parties will successfully resolve their dispute through such negotiations. Thus, either party can re-commence the aforesaid proceeding at any time. We cannot predict the outcome and amount, if any, of this matter.
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
Note 28 — Subsequent Events
On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program will be made from time to time in the open market or in privately negotiated transactions and will be funded from the Company’s working capital. The amount and timing of such repurchases will be dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management.

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

AI has long-term communication contracts that provide us with a recurring revenue stream, which is expected to help reduce quarterly revenue volatility. We expect that AI will contribute $12 to $15 million to our U.S. GAAP revenue for 2010, including approximately $11 million from recurring services. We expect the combined gross profit percentages to remain consistent with our historical gross profit percentages. We have already achieved synergies integrating the AI unit into our core business and we expect to reduce annual combined operating expenses by approximately $8 million. We expect the annual operating expenses of the combined businesses to be approximately $22 million.
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
As a result of the integration of AI, we eliminated 39 positions within our Company, representing approximately 32% of our total personnel. In order to earn a severance payment, affected employees were required complete their transition duties and execute a general release agreement. The total severance costs were $487,000. As of September 30, 2010, these costs have been paid.
Risks
During the nine months ended September 30, 2010, we generated revenues of $18.6 million, and the Wal-Mart Stores, Inc. accounted for 28% of our revenues. During the nine months ended September 30, 2009, which period was prior to the acquisition of AI, and thus does not include any revenues attributable to AI, we generated revenues of $7.5 million and the U.S. Postal Service, Wal-Mart Stores, Inc. and Ford Motor Company Inc. accounted for 27%, 19% and 12% of our revenues, respectively.
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
Critical Accounting Policies
For the nine months ended September 30, 2010, there were no significant changes to the Company’s critical accounting policies as identified in its Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations
The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue:
Products	66.2%	39.2%	58.5%	34.3%
Services	33.8	60.8	41.5	65.7

	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of products	32.8	23.2	30.7	18.0
Cost of services	18.4	24.6	16.2	26.3

Total gross profit	48.8	52.2	53.1	55.7

Selling, general and administrative expenses	197.9	68.2	155.8	94.4
Research and development expenses	34.9	16.8	27.1	18.0

Loss from operations	(184.0)	(32.8)	(129.8)	(56.7)
Interest income, net	15.4	2.8	12.2	3.1
Interest expense	(2.4)	—	(1.2)	(0.3)
Other income	6.0	1.4	5.7	0.5

Net loss	(165.0)%	(28.6)%	(113.0)%	(53.4)%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
REVENUES. Revenues increased by $4.7 million, or 252.5%, to $6.5 million in the three months ended September 30, 2010 from $1.8 million in the same period in 2009. The increase in revenue is principally attributable to revenue of $3.7 million from AI, which was acquired on January 7, 2010 and an increase in IDS revenue of $1.0 million.
Revenues from products increased by $1.3 million, or 108.7%, to $2.5 million in the three months ended September 30, 2010 from $1.2 million in the same period in 2009. Overall, the increase in revenues was attributable to AI product revenue of $0.6 million, which includes $0.2 million of revenue from Wal-Mart Stores, Inc. and an increase in IDS product revenue of $0.7 million resulting principally from increased product sales to the Raymond Corporation of $0.5 million.
Revenues from services increased by $3.3 million, or 533.7%, to $3.9 million in the three months ended September 30, 2010 from $0.6 million in the same period in 2009. The increase in service revenue is primarily attributable to AI service revenue of $3.1 million, which includes revenue from Wal-Mart Stores, Inc. and GE Trailer Fleet Services of $1.1 million and $0.4 million, respectively, and an increase in IDS revenue of $0.2 million.
COST OF REVENUES. Cost of revenues increased by $2.2 million, or 229.3%, to $3.1 million in the three months ended September 30, 2010 from $0.9 million for the same period in 2009. The increase is principally attributable to the increase in revenue in 2010 resulting from the acquisition of AI. Gross profit was $3.4 million in 2010 compared to $0.9 million in 2009. As a percentage of revenues, gross profit increased to 52.2% in 2010 from 48.8% in 2009.
Cost of products increased by $0.9 million or 149.9% to $1.5 million in the three months ended September 30, 2010 from $0.6 million in the same period in 2009. Gross profit for products was $1.0 million in 2010 compared to $0.6 million in 2009. The increase in gross profit was attributable to a $0.1 million gross profit contribution from AI and a $0.3 million increase in the IDS gross profit. As a percentage of product revenues, gross profit decreased to 40.7% in 2010 from 50.5% in 2009. The decrease in gross profit as a percent of product revenue was due to AI product revenue contributing a lower gross profit percentage of 15.1% in 2010 with the IDS gross profit percentage of 49.2% in 2010 remaining consistent with the gross profit margin of 50.5% in 2009.
Cost of services increased by $1.3 million, or 370.5%, to $1.6 million, in the three months ended September 30, 2010 from $0.3 million in the same period in 2009. Gross profit for services was $2.4 million in 2010 compared to $0.3 million in 2009. The increase in gross profit was attributable to a gross profit contribution of $1.8 million from AI and an increase of $0.3 million in the IDS gross profit. As a percentage of service revenues, gross profit increased to 59.6% in 2010 from 45.6% in 2009. The increase in gross profit as a percent of service revenue was due to an increase in the IDS gross profit percentage to 64.1% in 2010 from 45.6% in 2009 and AI service revenue contributing a higher gross profit percentage of 58.3% in 2010. The increase in the IDS gross profit margin was primarily due to an increase in service revenue with fixed costs remaining constant, driving the margin higher.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.8 million, or 21.4%, to $4.4 million in the three months ended September 30, 2010 compared to $3.6 million in the same period in 2009. This increase was primarily attributable to AI selling, general and administrative expenses of $1.7 million consisting principally of payroll-related expenses of $0.6 million, consulting expenses of $0.4 million, communications and technology expenses of $0.2 million and depreciation and amortization expense of $0.4 million, respectively, partially offset by decreases in payroll-related and stock-based compensation expense of $0.9 million. As a percentage of revenues, selling, general and administrative expenses decreased to 68.2% in the three months ended September 30, 2010 from 197.9% in the same period in 2009, primarily due to the increase in revenue from the AI acquisition.
RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.4 million, or 69.6%, to $1.1 million in the three months ended September 30, 2010 from $0.6 million in the same period in 2009 due primarily due to AI research and development expenses of $0.6 million consisting principally of payroll-related and warranty expenses of $0.3 million and $0.2 million, respectively, partially offset by a decrease in payroll-related and stock-based compensation expense of $0.2 million. As a percentage of revenues, research and development expenses decreased to 16.8% in the three months ended September 30, 2010 from 34.9% in the same period in 2009, primarily due to the increase in revenue resulting from the AI acquisition.
INTEREST INCOME. Interest income decreased by $105,000 to $179,000 in the three months ended September 30, 2010 from $284,000 in the same period in 2009. This decrease was attributable primarily to the decrease in cash and investments and in the rate of interest earned on the Company’s cash and investments.
INTEREST EXPENSE. Interest expense decreased by $43,000 to $1,000 in the three months ended September 30, 2010 from $44,000 in the same period in 2009. This decrease was due to the principal reduction in Company’s line of credit borrowing facility.

OTHER INCOME/EXPENSE. Other income of $89,000 in the three months ended September 30, 2010 decreased $21,000 from other income of $110,000 in the same period in 2009. Other income for the three months ended September 30, 2010 consists principally of the remeasurment of the Didbox contingent consideration of $110,000.
NET LOSS. Net loss was $1.9 million, or $(0.17) per basic and diluted share, for the three months ended September 30, 2010 as compared to net loss of $3.0 million, or $(0.27) per basic and diluted share, for the same period in 2009. The increase in the net loss was due primarily to the reasons described above.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
REVENUES. Revenues increased by $11.1 million, or 149.7%, to $18.6 million in the nine months ended September 30, 2010 from $7.5 million in the same period in 2009. The increase in revenue is principally attributable to revenue of $11.5 million from AI, which was acquired on January 7, 2010.
Revenues from products increased by $2.0 million, or 46.4%, to $6.4 million in the nine months ended September 30, 2010 from $4.4 million in the same period in 2009. Overall, the increase in revenues was attributable to AI product revenue of $1.6 million, which includes $0.5 million of revenue from Wal-Mart Stores, Inc and an increase in IDS product revenue of $0.4 million resulting principally from increase in revenue from The Raymond Corporation of $0.7 million and other customers, offset by decreased product sales to the United States Postal Service and Wal-Mart Stores, Inc. of $0.9 million and $0.8 million, respectively.
Revenues from services increased by $9.2 million, or 295.5%, to $12.2 million in the nine months ended September 30, 2010 from $3.0 million in the same period in 2009. The increase in service revenue is primarily attributable to AI service revenue of $9.8 million, which consists principally of revenue from Wal-Mart Stores, Inc. and GE Trailer Fleet Services of $4.1 million and $1.2 million, respectively, partially offset by a decrease in IDS service revenue of $0.6 million resulting principally from the decreased amount of services rendered to the United States Postal Service of $0.9 million.
COST OF REVENUES. Cost of revenues increased by $4.7 million, or 135.4%, to $8.2 million in the nine months ended September 30, 2010 from $3.5 million for the same period in 2009. The increase is attributable to the increase in revenue in 2010 from the acquisition of AI. Gross profit was $10.4 million in 2010 compared to $4.0 million in 2009. As a percentage of revenues, gross profit increased to 55.8% in 2010 from 53.1% in 2009.
Cost of products increased by $1.0 million, or 46.1%, to $3.3 million in the nine months ended September 30, 2010 from $2.3 million in the same period in 2009. Gross profit for products was $3.0 million in 2010 compared to $2.1 million in 2009. The increase in gross profit was attributable to a gross profit contribution of $0.8 million from AI and an increase of $0.2 million in the IDS gross profit. As a percentage of product revenues, gross profit of 47.7% in 2010 remained consistent with the gross profit of 47.5% in 2009.
Cost of services increased by $3.7 million, or 304.5%, to $4.9 million, in the nine months ended September 30, 2010 from $1.2 million in the same period in 2009. Gross profit for services was $7.3 million in 2010 compared to $1.9 million in 2009. The increase in gross profit was attributable to a gross profit contribution of $5.9 million from AI partially offset by a decrease of $0.5 million in the IDS gross profit. As a percentage of service revenues, gross profit of 60.0% in 2010 remained consistent with the gross profit of 60.9% in 2009.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $6.0 million, or 51.4%, to $17.6 million in the nine months ended September 30, 2010 compared to $11.6 million in the same period in 2009. This increase was primarily attributable to AI selling, general and administrative expenses of $7.5 million consisting principally of payroll-related expenses of $2.7 million, consulting expenses of $2.2 million, depreciation and amortization expense of $1.0, travel expenses of $0.3 million and communication and technology expenses of $0.6 million, respectively, partially offset by decreases in payroll related and stock-based compensation expense of $1.8 million. As a percentage of revenues, selling, general and administrative expenses decreased to 94.4% in the nine months ended September 30, 2010 from 155.8% in the same period in 2009, primarily due to the increase in revenue resulting from the AI acquisition.
RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $1.4 million, or 66.3%, to $3.4 million in the nine months ended September 30, 2010 from $2.0 million in the same period in 2009 due primarily to AI research and development expenses of $1.8 million consisting principally of payroll-related and engineering development expenses of $1.2 million and $0.3 million, respectively, offset by a decrease in payroll-related and stock-based compensation expense of $0.3 million. As a percentage of revenues, research and development expenses decreased to 18.0% in the nine months ended September 30, 2010 from 27.1% in the same period in 2009, primarily due to the increase in revenue resulting from the AI acquisition.

INTEREST INCOME. Interest income decreased by $338,000 to $575,000 in the nine months ended September 30, 2010 from $913,000 in the same period in 2009. This decrease was attributable primarily to the decrease in cash and investments and in the rate of interest earned on the Company’s cash and investments.
INTEREST EXPENSE. Interest expense of $56,000 decreased by $31,000 in the nine months ended September 30, 2010 from $87,000 in the same period in 2009. This decrease was due to the principal reduction in Company’s line of credit borrowing facility.
OTHER INCOME/EXPENSE. Other income of $94,000 in the nine months ended September 30, 2010 decreased $328,000 from other income of $422,000 in the same period in 2009. Other income for the nine months ended September 30, 2010 consists principally of the remeasurement of the Didbox contingent consideration of $110,000.
NET LOSS. Net loss was $9.9 million, or $(0.89) per basic and diluted share, for the nine months ended September 30, 2010, as compared to net loss of $8.4 million, or $(0.77) per basic and diluted share, for the same period in 2009. The increase in the net loss was due primarily to the reasons described above.
Liquidity and Capital Resources
Historically, the Company’s capital requirements have been funded primarily from the net proceeds from the sale of its securities, including the sale of its common stock upon the exercise of options and warrants. As of September 30, 2010, the Company had cash and marketable securities of $28.3 million and working capital of $26.8 million compared to $60.1 million and $47.7 million, respectively, as of December 31, 2009. The decrease in working capital of $20.9 million for the nine months ended September 30, 2010 is principally due to $15 million used for the purchase of AI, net of working capital acquired of $5.3 million, cash used in operation of $4.0 million, fixed asset additions of $1.4 million and $2.6 million of investments reinvested on a long-term basis.
Operating Activities
Net cash used in operating activities was $4.0 million for the nine months ended September 30, 2010, compared to net cash used in operating activities of $4.4 million for the same period in 2009. The net cash used in operating activities for the nine months ended September 30, 2010 reflects a net loss of $9.9 million and includes non-cash charges of $1.2 million for stock-based compensation and $1.4 million for depreciation and amortization expense. Changes in working capital items, net of $5.3 million of working capital acquired in the AI transaction, included:
•	a decrease in accounts receivable of $1.5 million resulting from increased cash collections;

•	an increase in deferred costs, prepaid expenses and other assets of $2.4 million;

•	an increase in deferred revenue of $2.0 million;

•	a decrease in inventory of $1.7 million; and

•	an increase in accounts payable and accrued expenses of $0.3 million, primarily due to the timing of the payments to our vendors.
Investing Activities
Net cash provided by investing activities was $12.2 million for the nine months ended September 30, 2010, compared to net cash used in investing activities of $6.3 million for the same period in 2009. The change was due primarily to net redemptions of investments of $28.6 million partially offset by $15.0 million used for the purchase of AI and $1.4 million in fixed asset additions.
Financing Activities
Net cash used in financing activities was $11.6 million for the nine months ended September 30, 2010, compared to net cash provided by financing activities of $12.6 million for the same period in 2009. The decrease was due to principal payments on the UBS line of credit from the redemption of the ARS of $11.6 million in 2010 and the borrowing of $12.9 million from the UBS line of credit facility in 2009.

Capital Requirements
We believe that with the proceeds received from our public offering that was completed by us in March 2006 and the cash we have on hand we will have sufficient funds available to cover our working capital requirements for at least the next 12 months.
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
At December 31, 2009 and September 30, 2010, we held approximately $19.4 million and $-0- million fair value, respectively, in investments in ARS and ARSR. The Company purchased all the ARS it holds from UBS. These ARS represented interests in collateralized pools of student loan receivables issued by agencies established by counties, cities, states and other municipal entities within the United States. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Starting in February 2008 and continuing into 2010, these securities failed to sell at auction. Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature. These failed auctions represent liquidity risk exposure and are not defaults or credit events. During June and July 2010, the Company put back all of the ARS to UBS, as described below.
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
In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against the UBS line of credit facility. The line of credit was repaid in July 2010 from the redemption of the ARS.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
As of September 30, 2010, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as noted below.
On May 10, 2010, the Company entered into an office lease agreement for approximately 21,400 leasable square feet, which includes office space, storage space and data/server space, in Woodcliff Lake, New Jersey, to be used as the Company’s corporate headquarters. The base rent for the leased premises varies over the term of the lease and generally ranges from approximately $457,200 to $534,700 per year. The Company also will be responsible for its pro rata share of any operating expenses, taxes and insurance expenses incurred in connection with the office building in which the leased premises are located. The initial term of the lease agreement is for a period of ten years and seven months, commencing on July 15, 2010 and expiring on February 28, 2021. Under the lease agreement, the Company has the option to extend the term for up to two subsequent five-year periods, provided that the base rent during any extension term will be at a “market” rate.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of September 30, 2010, we had cash, cash equivalents and marketable securities of $28.3 million.
Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of September 30, 2010, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

Item 4. Controls And Procedures
a. Disclosure controls and procedures.
During the nine months ended September 30, 2010, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
Based on their evaluation as of September 30, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of September 30, 2010 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b. Changes in internal controls over financial reporting.
Except as set forth below, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On January 7, 2010, we completed our acquisition of Asset Intelligence, LLC. We are currently integrating policies, processes, personnel, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On May 21, 2010, Crown Equipment Corporation (herein “Crown”) filed a Complaint in the Southern District of Ohio against the Company in accordance with the Declaratory Judgment Act (Case Number 2:10cv452). In the Complaint, Crown alleged that U.S. Patent No. 7,656,271, owned by the Company, is both invalid and not infringed by Crown’s InfoLink product. The parties submitted a joint motion to dismiss on September 17, 2010 and the case was formally dismissed without prejudice by an order of the court dated September 27, 2010. The parties are in discussions intended to negotiate a resolution of the underlying dispute.  There is no obligation to continue such discussions, and either party may terminate those discussions at any time. There is no assurance the parties will successfully resolve their dispute through such negotiations. Thus, either party can re-commence the aforesaid proceeding at any time. We cannot predict the outcome and amount, if any, of this matter.
Additional information on I.D. Systems’ commitments and contingencies can be found in I.D. Systems’ Annual Report on Form 10-K for the year ended December 31, 2009.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended September 30, 2010, there were no material changes to the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 3, 2008, the Company announced that its Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program established under Rule 10b-18 of the Exchange Act. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined in the discretion of our management. The repurchases are funded from our working capital. Our share repurchase program does not have an expiration date, and we may discontinue or suspend the share repurchase program at any time. All shares of common stock repurchased under our share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the repurchase program during the three months ended September 30, 2010.
In addition, on November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program will be made from time to time in the open market or in privately negotiated transactions and will be funded from the Company’s working capital. The amount and timing of such repurchases will be dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management.
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

I.D. SYSTEMS, INC.
Dated: November 12, 2010	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2010	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.