Form 10-Q
period 2011-03-31
ID SYSTEMS INC
filed 2011-05-13
CIK 49615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on May 11, 2011, was 11,158,409.

INDEX

I.D. Systems, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2010*	March 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$14,491,000	$11,049,000
Investments – short term	4,565,000	6,692,000
Interest receivable	53,000	70,000
Accounts receivable, net of allowance for doubtful accounts of $161,000 and $234,000 in 2010 and 2011, respectively	7,044,000	5,512,000
Notes and sales-type lease receivable - current	353,000	277,000
Unbilled receivables	—	134,000
Inventory, net	7,295,000	7,720,000
Prepaid expenses and other current assets	1,211,000	2,219,000
Deferred costs - current	1,159,000	1,772,000

Total current assets	36,171,000	35,445,000

Investments – long term	9,364,000	8,211,000
Notes and sales-type lease receivable – less current portion	839,000	943,000
Deferred costs – less current portion	2,978,000	2,874,000
Fixed assets, net	3,853,000	3,597,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	5,571,000	5,277,000
Other assets	272,000	272,000

	$60,885,000	$58,456,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$9,141,000	$8,160,000
Deferred revenue	2,186,000	3,023,000

Total current liabilities	11,327,000	11,183,000

Deferred rent	199,000	280,000
Deferred revenue	4,614,000	4,038,000

	16,140,000	15,501,000

Commitments and Contingencies (Note 23)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,491,000 and 12,547,000 shares issued at December 31, 2010 and March 31, 2011, respectively; shares outstanding, 11,242,000 and 11,195,000 at December 31, 2010 and March 31, 2011, respectively	121,000	121,000
Additional paid-in capital	105,156,000	105,538,000
Accumulated deficit	(49,470,000)	(51,235,000)
Accumulated other comprehensive (loss) income	(37,000)	15,000

	55,770,000	54,439,000

Treasury stock; 1,249,000 shares and 1,352,000 shares at cost at December 31, 2010 and March 31, 2011, respectively	(11,025,000)	(11,484,000)

Total stockholders’ equity	44,745,000	42,955,000

Total liabilities and stockholders’ equity	$60,885,000	$58,456,000

*Derived from audited balance sheet as of December 31, 2010

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2010	2011

Revenue:
Products	$2,023,000	$3,804,000
Services	4,101,000	4,030,000

	6,124,000	7,834,000

Cost of revenue:
Cost of products	975,000	2,181,000
Cost of services	1,764,000	1,492,000

	2,739,000	3,673,000

Gross profit	3,385,000	4,161,000

Selling, general and administrative expenses	6,474,000	5,095,000
Research and development expenses	1,154,000	906,000

Loss from operations	(4,243,000)	(1,840,000)
Interest income	209,000	47,000
Interest expense	(30,000)	—
Other income, net	1,000	28,000

Net loss	$(4,063,000)	$(1,765,000)

Net loss per share – basic and diluted	$(0.36)	$(0.16)

Weighted average common shares outstanding – basic and diluted	11,140,000	10,913,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
						Treasury Stock	Stockholders’ Equity
	Number of Shares	Amount

Balance at December 31, 2010	12,491,000	$121,000	$105,156,000	$(49,470,000)	$(37,000)	$(11,025,000)	$44,745,000

Net loss				(1,765,000)			(1,765,000)
Comprehensive loss — unrealized loss on investments	—	—	—	—	(10,000)	—	(10,000)
Foreign currency translation adjustment	—	—	—	—	62,000	—	62,000

Total comprehensive loss	—	—	—	—	—	—	(1,713,000)

Shares repurchased	—	—	—	—	—	(412,000)	(412,000)
Shares issued pursuant to exercise of stock options	32,000	—	74,000				74,000
Issuance of restricted stock	63,000	—	—	—	—	—	—
Forfeiture of restricted shares	(40,000)	—	—	—	—	—	—
Shares withheld pursuant to stock issuances						(47,000)	(47,000)
Stock based compensation —restricted stock	—	—	82,000	—	—	—	82,000
Stock based compensation — options	—	—	226,000	—	—	—	226,000

Balance at March 31, 2011 (Unaudited)	12,546,000	$121,000	$105,538,000	$(51,235,000)	$15,000	$(11,484,000)	$42,955,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2010	2011

Cash flows from operating activities:

Net loss	$(4,063,000)	$(1,765,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	16,000	73,000
Accrued interest income	(34,000)	(17,000)
Stock-based compensation expense	454,000	308,000
Depreciation and amortization	432,000	605,000
Deferred rent expense	—	81,000
Changes in:
Accounts receivable	1,011,000	1,501,000
Unbilled receivables	—	(134,000)
Note and lease receivable	74,000	(28,000)
Inventory	715,000	(422,000)
Prepaid expenses and other assets	(483,000)	(1,008,000)
Deferred costs	(494,000)	(509,000)
Deferred revenue	802,000	261,000
Accounts payable and accrued expenses	(1,360,000)	(914,000)

Net cash used in operating activities	(2,930,000)	(1,968,000)

Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(506,000)	(55,000)
Business acquisition	(15,000,000)	—
Purchase of investments	(2,751,000)	(984,000)
Maturities of investments	9,877,000	—

Net cash used in investing activities	(8,380,000)	(1,039,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,000	35,000
Purchase of treasury shares	—	(412,000)
Principal payments on line of credit	(2,187,000)	—

Net cash used in financing activities	(2,184,000)	(377,000)

Effect of foreign exchange rate changes on cash and cash equivalents	(8,000)	(58,000)
Net decrease in cash and cash equivalents	(13,502,000)	(3,442,000)
Cash and cash equivalents — beginning of period	19,481,000	14,491,000

Cash and cash equivalents — end of period	$5,979,000	11,049,000

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	—	—

Interest	$30,000	—

Noncash activities:
Unrealized gain (loss) on investments	$66,000	$(10,000)

Accrued contingent consideration	$1,017,000	—

Shares withheld pursuant to stock issuance	$10,000	$47,000

Acquisition:
Fair value of assets acquired	$20,712,000
Liabilities assumed	(4,695,000)
Less: contingent consideration potentially due	(1,017,000)

Net cash paid in 2010	$15,000,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

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

Prior to the AI acquisition, the Company operated in a single reportable segment, which consisted of the historical operations of I.D. Systems (“IDS”). Subsequent thereto, the Company determined that it has two reportable segments organized by product line: IDS and AI. The IDS operating segment includes the Company’s core wireless asset management systems operations: I.D. Systems, Inc., I.D. Systems, GmbH, and Didbox Ltd. This core business develops, markets and sells wireless solutions for managing and securing high-value enterprise assets such as industrial trucks. The AI operating segment, which consists of Asset Intelligence, LLC, provides data-driven telematics solutions for tracking and managing supply chain assets such as trailers and containers. During the first quarter of 2011, the Company reorganized the manner in which it manages its business by merging the two segments while maintaining the IDS industrial and rental fleet management and the AI transportation asset management product lines. All previously reported financial information has been revised to conform to the current presentation.

I.D. Systems, Inc. was incorporated in Delaware in 1993 and commenced operations in January 1994.

NOTE 2 — ORGANIZATION AND CONSOLIDATION POLICY

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“GmbH”) and Didbox Ltd. (“Didbox”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2011, the consolidated results of its operations for the three-month periods ended March 31, 2010 and 2011, respectively, the consolidated change in stockholders’ equity for the three months ended March 31, 2011 and consolidated cash flows for the three-month periods ended March 31, 2010 and 2011. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the operating results for the full year. We suggest that these financial statements be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year then ended.

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

NOTE 5 — INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three-month periods ended March 31, 2010 and 2011, the Company reported unrealized gain (loss) of $66,000 and $(10,000), respectively, on available for sale securities in comprehensive loss. Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and mutual funds, and all other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale classified by the contractual maturity date of the security as of March 31, 2011:

Fair Value

Due within one year	$3,185,000
Due one year through three years	7,942,000
Due after three years	269,000

$11,396,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types at March 31, 2011 are as follows:

	Cost	Unrealized Gain	Unrealized Loss	Fair Value

Investments — short term
Available for sale
U.S. Treasury Notes	$404,000	—	—	$404,000
Mutual funds	3,537,000	—	(30,000)	3,507,000
Corporate bonds and commercial paper	1,794,000	7,000	—	1,801,000
Government agency bonds	980,000	—	—	980,000

Total available for sale — short term	6,715,000	7,000	(30,000)	6,692,000

Marketable securities — long term
Available for sale
U.S. Treasury Notes	4,671,000	—	(18,000)	4,653,000
Government agency bonds	1,758,000	1,000	—	1,759,000
Corporate bonds and commercial paper	1,784,000	21,000	(6,000)	1,799,000

Total available for sale — long term	8,213,000	22,000	(24,000)	8,211,000

Total investments	$14,928,000	$29,000	$(54,000)	$14,903,000

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

At March 31, 2011, the Company’s investments described above are classified as Level 1 for fair value measurements.

NOTE 6 — REVENUE RECOGNITION

The Company’s product revenue is derived from: (i) sales of our industrial and rental fleet wireless asset management systems and services, which includes training and technical support; (ii) sale of our transportation asset management systems and spare parts sold to customers (for which title transfers on the date of customer receipt) and from the related communication services under contracts that generally provide for service over periods ranging from one to five years; (iii) post-contract maintenance and support agreements; and (iv) periodically, from leasing arrangements.

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

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. During the three-month periods ended March 31, 2010 and 2011, the Company amortized deferred equipment revenue of $80,000 and $479,000, respectively.

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

Deferred revenue as of December 31, 2010 and March 31, 2011 consists of the following:

	December 31, 2010	March 31, 2011

Deferred activation fees	$96,000	$153,000
Deferred industrial equipment installation revenue	367,000	139,000
Deferred maintenance revenue	798,000	1,202,000
Deferred remote asset management product revenue	5,539,000	5,567,000

	6,800,000	7,061,000
Less: Current portion	2,186,000	3,023,000

Deferred revenue – less current portion	$4,614,000	$4,038,000

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the condensed consolidated statements of operations.

NOTE 7 — UNBILLED RECEIVABLES

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2010 and March 31, 2011, unbilled receivables were $-0- and $134,000, respectively.

NOTE 8 — NOTES RECEIVABLE AND SALES-TYPE LEASE RECEIVABLE

[A] Notes Receivable

Notes receivable of $330,000 and $313,000 at December 31, 2010 and March 31, 2011, respectively, relate to product financing arrangements that exceed one year and bear interest at approximately 8%. Interest is recognized over the life of the notes. The notes receivable are collateralized by the equipment being financed. The Company has not sold and does not intend to sell these receivables. Amounts collected on the notes receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. The revenue derived from the sale of monitoring equipment and the related costs are deferred. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service.

Notes receivable	$313,000
Less: Current portion	99,000

Notes receivable - less current portion	$214,000

[B] Sales-type lease receivable

Present value of net investment in sales-type lease receivable of $862,000 and $907,000 at December 31, 2010 and March 31, 2011, respectively, is for a five-year lease of the Company’s product and is reflected net of unearned income of $132,000 and $145,000 at December 31, 2010 and March 31, 2011 discounted at 8% – 14%.

Scheduled maturities of minimum lease payments outstanding as of March 31, 2011 are as follows:

Year ending December 31:

April - December 2011	$178,000
2012	255,000
2013	276,000
2014	177,000
2015	16,000
Thereafter	5,000

907,000
Less: Current portion	178,000

Sales-type lease receivable – less current portion	$729,000

NOTE 9 — DEFERRED COSTS

During 2009, the Company entered into a contract with a customer pursuant to which the Company’s rental fleet management system will be implemented on a portion of the customer’s fleet of vehicles. The term of the agreement is for five years. The customer is entitled to terminate the contract after 22 months subject to a performance clause and early termination fees. The Company is entitled to issue sixty monthly invoices of up to $57,000 per month based on the number of active vehicle management systems installed in the customer’s fleet of vehicles. Costs directly attributable to this contract, consisting principally of engineering and manufacturing costs, are being deferred until implementation of the system is completed. The deferred costs are charged to cost of revenue in accordance with the cost recovery method, pursuant to which the deferred contract costs are reduced in each period by an amount equal to the revenue recognized until all the capitalized costs are recovered, at which time the Company will recognize a gross profit, if any. During the three-month periods ended March 31, 2010 and 2011, the Company capitalized $-0- and $590,000, respectively, of such contract costs and expects to incur additional costs until the installation is complete. The Company amortized $-0- and $93,000 of such costs for the three-month periods ended March 31, 2010 and 2011, respectively.

Deferred product costs consists of transportation asset management equipment costs deferred in accordance with our revenue recognition policy (see Note 6).

Deferred costs consist of the following:

	December 31, 2010	March 31, 2011

Deferred contract costs	$694,000	$1,191,000
Deferred product costs	3,443,000	3,455,000

	4,137,000	4,646,000
Less: Current portion	1,159,000	1,772,000

	$2,978,000	$2,874,000

The Company will continue to evaluate the realizability of the carrying amount of the deferred contract costs on a quarterly basis. To the extent the carrying value of the deferred contract costs exceeds the contract revenue expected to be realized, an impairment loss will be recognized.

NOTE 10 — INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

Inventories as of December 31, 2010 and March 31, 2011 consist of the following:

	December 31, 2010	March 31, 2011
Components	$4,244,000	$4,338,000
Finished goods	3,051,000	3,382,000

	$7,295,000	$7,720,000

NOTE 11 — FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2010	March 31, 2011
Equipment	$1,026,000	$1,026,000
Computer software	2,982,000	3,070,000
Computer hardware	1,751,000	1,718,000
Furniture and fixtures	329,000	329,000
Automobiles	47,000	47,000
Leasehold improvements	246,000	246,000

	6,381,000	6,436,000
Accumulated depreciation and amortization	(2,528,000)	(2,839,000)

	$3,853,000	$3,597,000

Depreciation expense was $288,000 and $311,000 for the three months ended March 31, 2010 and 2011, respectively. This includes amortization of costs associated with computer software and website development for the three months ended March 31, 2010 and 2011 of $132,000 and $155,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the Veriwise® systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (“GPS”)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $393,000 and $55,000 for website enhancements for the three months ended March 31, 2010 and 2011, respectively.

NOTE 12 — ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

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

Under the terms of the Purchase Agreement, the Company paid consideration of $15 million in cash at closing. In addition, the Company would have been required to pay additional cash consideration of up to $2 million in or about February, 2011, contingent upon the number of new units of telematics equipment sold or subject to a binding order to be sold by AI during the year ended December 31, 2010. The Company originally recorded in the preliminary purchase price allocation $1,017,000 of contingent consideration based on the estimated number of new units of telematics equipment expected to be sold in 2010. The contingent consideration was estimated using a probability-weighted calculation of the number of new units of telematics equipment expected to be sold in 2010 discounted at 20.5%, which represents the Company’s weighted-average discount rate. The contingent consideration was reversed during the second quarter of 2010 based on revised forecasts which indicated AI would not meet the required number of new unit sales during the measurement period in order for the contingent consideration to become payable.

The Company incurred acquisition-related expenses of approximately $1,355,000, of which $1,241,000 and $114,000 were included in selling, general and administrative expenses in 2009 and for the three months ended March 31, 2010, respectively.

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

The fair value of the current assets acquired included trade accounts receivable with a fair value of $3,272,000. The gross amount due was $3,966,000, of which $694,000 is expected to be uncollectible.

The results of operations of AI have been included in the condensed consolidated statement of operations as of the effective date of the acquisition.

The following revenue and operating loss of AI were included in the Company’s condensed consolidated results of operations for the three months ended March 31, 2010:

Revenues	$3,925,000
Operating loss	(774,000)

The following table represents the combined pro forma revenue and earnings for the three months ended March 31, 2010:

	Historical	(Unaudited) Pro Forma Combined

Revenue	$6,124,000	$6,366,000
Net loss	(4,063,000)	(3,994,000)
Net loss per share – basic and diluted	(0.36)	(0.36)

The change in the carrying amount of goodwill from January 1, 2011 to March 31, 2011 is as follows:

Balance of as January 1, 2011	$1,837,000
Acquisitions	—
Disposals

Balance as of March 31, 2011	$1,837,000

The following table summarizes intangible assets arising from the AI acquisition and previous acquisitions by the Company (namely, the acquisitions of PowerKey and Didbox Ltd.) as of December 31, 2010 and March 31, 2011:

March 31, 2011	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(169,000)	$1,320,000
Tradename	5	200,000	(50,000)	150,000
Non-competition agreement	3	234,000	(98,000)	136,000
Technology	5	50,000	(14,000)	36,000
Workforce	5	33,000	(9,000)	24,000
Customer relationships	5	4,499,000	(1,127,000)	3,372,000

		6,505,000	(1,467,000)	5,038,000

Unamortized:
Customer list		104,000	—	104,000
Trademark and Tradename		135,000	—	135,000

		239,000	—	239,000

Total		$6,744,000	$(1,467,000)	$5,277,000

December 31, 2010	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(135,000)	$1,354,000
Tradename	5	200,000	(40,000)	160,000
Non-competition agreement	3	234,000	(78,000)	156,000
Technology	5	50,000	(12,000)	38,000
Workforce	5	33,000	(8,000)	25,000
Customer relationships	5	4,499,000	(900,000)	3,599,000

		6,505,000	(1,173,000)	5,332,000

Unamortized:
Customer list		104,000	—	104,000
Trademark and Tradename		135,000	—	135,000

		239,000	$—	239,000

Total		$6,744,000	(1,173,000)	$5,571,000

Amortization expense for the three months ended March 31, 2010 and 2011 was $144,000 and $294,000, respectively. Future amortization expense for these intangible assets is as follows:

Year ending December 31:

April – December 2011	$876,000
2012	1,170,000
2013	1,091,000
2014	1,086,000
2015	135,000

NOTE 13 — NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three months ended March 31, 2010 and 2011 are as follows:

	Three Months Ended March 31,

	2010	2011

Basic and diluted loss per share
Net loss	$(4,063,000)	$(1,765,000)

Weighted average shares outstanding – basic	11,140,000	10,913,000

Basic net loss per share	$(0.36)	$(0.16)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. The Company has revised the weighted-average shares to exclude the restricted shares. There was no impact on loss per share during the periods. For the three months ended March 31, 2010 and 2011, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options and restricted shares of 3,049,000 and 3,081,000, respectively, would have been anti-dilutive.

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

The Company adopted the 2007 Equity Compensation Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 2,000,000 shares of common stock. The Company also adopted the 2009 Non-Employee Director Equity Compensation Plan, pursuant to which the Company may grant options to purchase up to an aggregate of 300,000 shares of common stock. The plans are administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), which has the authority to determine, among other things, the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

The Company recognizes all share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $370,000 and $217,000 for the three months ended March 31, 2010 and 2011, respectively, in connection with awards made under the stock option plans.

The following table summarizes the activity relating to the Company’s stock options for the three months ended March 31, 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	2,666,000	$7.34
Granted	135,000	4.55
Exercised	(32,000)	2.35
Expired	—	—
Forfeited	(64,000)	7.71

Outstanding at end of period	2,705,000	$7.25	6 years	$1,321,000

Exercisable at end of period	1,523,000	$9.81	4 years	$74,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	March 31,

	2010	2011

Expected volatility	54% - 59%	54% - 57.2%
Expected life of options	3 - 5 years	3 - 5 years
Risk free interest rate	1%	2%
Dividend yield	0%	0%
Weighted average fair value of options granted during the period	$1.18	$1.91

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the three-month periods ended March 31, 2010 and 2011 was $1,152,000 and $330,000, respectively. The total intrinsic value of options exercised during the three months March 31, 2010 and 2011 was $1,000 and $34,000, respectively.

As of March 31, 2011, there was approximately $1,673,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.81 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested shares for the three months ended March 31, 2011 is as follows:

	Non-vested Shares	Weighted- Average Grant Date Fair Value

Non-vested, beginning of year	319,000	$3.07
Granted	63,000	4.55
Vested	(6,000)	2.84
Forfeited	—	—

Non-vested, end of period	376,000	$3.32

The Company recorded stock-based compensation expense of $76,000 and $82,000 for the three months ended March 31, 2010 and 2011, respectively, in connection with restricted stock grants. As of March 31, 2011, there was $852,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.75 years.

Performance Shares

In June 2009, the Compensation Committee granted 233,000 performance shares to key employees pursuant to the 2007 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period ending in January 2012, with the ability to achieve prorated performance shares during interim annual measurement periods from January 31, 2009 to January 31, 2012. January of each year from 2009 to 2012 is used as the interim measurement date, since it is assumed that earnings announcements will take place in January with respect to the preceding year end. If the performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance triggers are met, then the shares will be issued to the employees. The January 2011 performance trigger was not met. For the three-month periods ended March 31, 2010 and 2011, the Company recorded $8,000 and $7,000, respectively, of stock-based compensation expense in connection with these performance shares. As of March 31, 2011, there was $37,000 of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.0 year.

In February 2010 and October 2010, the Compensation Committee granted 44,000 and 50,000 performance shares, respectively, to key employees pursuant to the 2007 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period ending in October 2013, with the ability to achieve prorated performance shares during interim annual measurement periods from January 31, 2010 to January 31, 2013. January of each year from 2010 to 2013 is used as the interim measurement date, since it is assumed that earnings announcements will take place in January with respect to the preceding year end. If the performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance triggers are met, then the shares will be issued to the employees. The January 2011 performance trigger was not met. For the three-month periods ended March 31, 2010 and 2011, the Company recorded $-0- and $2,000, respectively, of stock-based compensation expense in connection with these performance shares. As of March 31, 2011, there was $18,000 of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 15 — PRODUCT WARRANTIES

The Company warrants its transportation asset management products against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of December 31, 2010 and March 31, 2011.

The following table summarizes warranty activity during the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,

	2010	2011

Accrued warranty reserve, beginning of period	$2,053,000	$2,069,000
Additional warranty reserve based on final allocation of the purchase price	604,000	—

	2,657,000	2,069,000
Accrual for product warranties issued	38,000	51,000
Product replacements and other warranty expenditures	(296,000)	(268,000)
Expiration of warranties	(58,000)	(59,000)

Accrued warranty reserve, end of period	$2,341,000	$1,793,000

NOTE 16 — INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of March 31, 2011, the Company had provided a valuation allowance to fully reserve its net operating loss carry forwards, primarily as a result of anticipated net losses for income tax purposes.

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, accounts receivable, and investments in securities are carried at fair value and accounts payable, line of credit, and other liabilities approximate their fair values due to the short period to maturity of these instruments.

NOTE 18 — CONCENTRATION OF CUSTOMERS

Two customers accounted for 20% and 12% of the Company’s revenue and 17% and 3%, respectively, of the Company’s accounts receivable during the three-month period ended and as of March 31, 2011.

One customer accounted for 30% of the Company’s revenue and 13% of the Company’s accounts receivable during the three-month period ended March 31, 2010.

NOTE 19 — STOCK REPURCHASE PROGRAM

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program will be made from time to time in the open market or in privately negotiated transactions and will be funded from the Company’s working capital. The amount and timing of such repurchases will be dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. As of March 31, 2011, the Company has purchased approximately 125,000 shares of its common stock in open market transactions under the stock repurchase program for an aggregate purchase price of approximately $511,000, or an average cost of $4.08 per share.

In addition, on May 3, 2007, the Company previously had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The Company did not purchase any shares of its common stock under the 2007 Repurchase Program during the three-month period ended March 31, 2011. As of March 31, 2011, the Company had purchased approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management. The 2007 Repurchase Program does not have an expiration date, and the Company may discontinue or suspend the 2007 Repurchase Program at any time. All shares of common stock repurchased under the 2007 Repurchase Program are held as treasury stock.

NOTE 20 — COMPREHENSIVE LOSS

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

	Three Months Ended March 31,

	2010	2011

Net Loss	$(4,063,000)	$(1,765,000)
Unrealized gain (loss) on available-for-sale marketable securities	66,000	(10,000)
Foreign currency translation (loss) gain	(25,000)	62,000

Comprehensive loss	$(4,022,000)	$(1,713,000)

The accumulated balances for each classification of other comprehensive loss are as follows:

	Foreign currency translation gains (losses)	Unrealized gain (losses) on investments	Accumulated other comprehensive income

Balance at January 1, 2011	$(22,000)	$(15,000)	$(37,000)
Net current period change	62,000	(10,000)	52,000
Reclassification adjustments for gains (losses) reclassified into income	—	—	—

Balance at March 31, 2011	$40,000	$(25,000)	$15,000

NOTE 21 — WHOLLY OWNED FOREIGN SUBSIDIARIES

In May 2009, the Company formed an entity in Germany called I.D. Systems, GmbH (the “GmbH”). This foreign entity is wholly owned by I.D. Systems, Inc. The GmbH financial statements are consolidated with the financial statements of I.D. Systems, Inc.

	For the Three Months Ended March 31,

	2010	2011

Net revenue	$357,000	$249,000

Net loss	(7,000)	(65,000)

Total assets of GmbH were $1,051,000 and $1,043,000 as of December 31, 2010 and March 31, 2011, respectively. The GmbH operates in a local currency environment using the Euro as its functional currency.

In October 2009, the Company acquired Didbox Ltd. (“Didbox”). This foreign entity is wholly owned by I.D. Systems, Inc. and is headquartered in the United Kingdom. The Didbox financial statements are consolidated with the financial statements of I.D. Systems, Inc. as of the effective date of the acquisition.

	For the Three Months Ended March 31,

	2010	2011

Net revenue	$99,000	$177,000

Net loss	(25,000)	(2,000)

Total assets of Didbox were $719,000 and $783,000 as of December 31, 2010 and March 31, 2011, respectively. Didbox operates in a local currency environment using the British Pound as its functional currency.

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with the GmbH resulted in translation (loss) gain of $(25,000) and $62,000 for the three months ended March 31, 2010 and 2011, respectively, which is included in comprehensive loss in the consolidated statement of changes in stockholders’ equity.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transaction gains for the three months ended March 31, 2010 and 2011 of $18,000 and $19,000, respectively, are included in selling, general and administrative expenses in the condensed consolidated statement of operations.

NOTE 22 — RIGHTS AGREEMENT

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

NOTE 23 — COMMITMENTS AND CONTINGENCIES

Except for normal operating leases, the Company is not currently subject to any material commitments.

Contingencies

The Company is not currently subject to any material commitments and legal proceedings, nor, to management’s knowledge, is any material legal proceeding threatened against the Company.

Severance agreements

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

NOTE 24 — RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2010, the FASB issued an amendment which affects entities that have recognized goodwill and have one or more reporting units whose carrying amounts for the purposes of Step 1 of the goodwill impairment test is zero or negative. The amendment modifies Step 1 so that for those reporting units, the entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in Accounting Standards Codification (ASC) paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. The standard allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “predict,” “project,” and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including, without limitation, business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products, and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

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

Risks to Our Business

During the three months ended March 31, 2011, we generated revenues of $7.8 million, and the Wal-Mart Stores, Inc. and the Raymond Corporation accounted for 20% and 13% of our revenues, respectively. During the three months ended March 31, 2010, we generated revenues of $6.1 million, and the Wal-Mart Stores, Inc. accounted for 30% of our revenues.

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

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies

For the three months ended March 31, 2011, there were no significant changes to the Company’s critical accounting policies as identified in its Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended March 31,

	2010	2011

Revenue:
Products	33.0%	48.6%
Services	67.0	51.4

	100.0	100.0
Cost of revenue:
Cost of products	15.9	27.8
Cost of services	28.8	19.0

	44.7	46.8

Gross profit	55.3	53.2

Selling, general and administrative expenses	105.7	65.0
Research and development expenses	18.8	11.6

Loss from operations	(69.2)	(23.4)
Interest income, net	3.4	0.6
Interest expense	(0.5)	—
Other income	—	0.4

Net loss	(66.3)%	(22.4)%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2011

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2010	2011
Product revenue:
Industrial and rental fleet management	$1,494,000	$3,057,000
Transportation asset management	529,000	747,000

	2,023,000	3,804,000

Services revenue:
Industrial and rental fleet management	705,000	910,000
Transportation asset management	3,396,000	3,120,000

	4,101,000	4,030,000

	$6,124,000	$7,834,000

REVENUES. Revenues increased by $1.7 million, or 27.9%, to $7.8 million in the three months ended March 31, 2011 from $6.1 million in the same period in 2010. The increase in revenue is principally attributable to an increase in industrial and rental fleet management revenue of $1.8 million to $4.0 million in 2011 from $2.2 million in 2010. Transportation asset management revenue remained consistent at $3.9 million in 2011 and 2010.

Revenues from products increased by $1.8 million, or 88.0%, to $3.8 million in the three months ended March 31, 2011 from $2.0 million in the same period in 2010. Industrial and rental fleet management product revenue increased by $1.6 million to $3.1 million in 2011 from $1.5 million in 2010. Transportation asset management product revenue increased by $0.2 million to $0.7 million in 2011 from $0.5 million in 2010. The increase in industrial and rental fleet management product revenue of $1.6 million resulted principally from increased product sales to the Raymond Corporation of $0.7 million, the U.S. Postal Service of $0.6 million and the Ford Motor Company of $0.4 million.

Revenues from services decreased by $0.1 million, or 1.7%, to $4.0 million in the three months ended March 31, 2011 from $4.1 million in the same period in 2010. Industrial and rental fleet management service revenue increased $0.2 million to $0.9 million in 2011 from $0.7 million in 2010. Transportation asset management service revenue decreased $0.3 million to $3.1 million in 2011 from $3.4 million in 2010 principally due to decrease in revenue from Wal-Mart Stores, Inc.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended March 31,

	2010	2011

Cost of products:
Industrial and rental fleet management	$812,000	$1,631,000
Transportation asset management	163,000	550,000

	975,000	2,181,000

Cost of services:
Industrial and rental fleet management	345,000	421,000
Transportation asset management	1,419,000	1,071,000

	1,764,000	1,492,000

	$2,739,000	$3,673,000

COST OF REVENUES. Cost of revenues increased by $1.0 million, or 34.1%, to $3.7 million in the three months ended March 31, 2011 from $2.7 million for the same period in 2010. The increase is principally attributable to the increase in product revenue in 2011. Gross profit was $4.2 million in 2011 compared to $3.4 million in 2009. As a percentage of revenues, gross profit decreased to 53.1% in 2011 from 55.3% in 2010.

Cost of products increased by $1.2 million, or 123.7%, to $2.2 million in the three months ended March 31, 2011 from $1.0 million in the same period in 2010. Gross profit for products was $1.6 million in 2011 compared to $1.0 million in 2010. The increase in gross profit was attributable to a $0.7 million increase in the industrial and rental fleet management gross profit to $1.4 million in 2011 from $0.7 million in 2010 offset by a $0.1 million decrease in the transportation asset management gross profit to $0.2 million in 2011 from $0.3 million in 2010. As a percentage of product revenues, gross profit decreased to 42.7% in 2011 from 51.8% in 2010. The decrease in gross profit as a percent of product revenue was due to transportation asset management product revenue contributing a lower gross profit percentage of 26.4% in 2011 from 69.2% in 2010 principally due to increasing hardware sales and the industrial and rental fleet management gross profit percentage of 46.6% in 2011 remaining relatively consistent with the gross profit margin of 45.6% in 2010.

Cost of services decreased by $0.3 million, or 15.4%, to $1.5 million, in the three months ended March 31, 2011 from $1.8 million in the same period in 2010. Gross profit for services was $2.5 million in 2011 compared to $2.3 million in 2010. The increase in gross profit was attributable to a $0.1 million increase in the industrial and rental fleet management gross profit to $0.5 million in 2011from $0.4 million in 2010 and an increase in the transportation asset management gross profit of $0.1 million to $2.0 million in 2011 from $1.9 million in 2010. As a percentage of service revenues, gross profit increased to 63.0% in 2011 from 57% in 2010. The increase in gross profit as a percent of service revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 53.7% in 2011 from 51.1% in 2010 and an increase in the transportation asset management gross profit percentage to 65.7% in 2011 from 58.2% in 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $1.4 million, or 21.3%, to $5.1 million in the three months ended March 31, 2011 compared to $6.5 million in the same period in 2010 due primarily to a decrease in payroll-related and stock-based compensation expense of $0.9 million and a decrease in consulting expenses of $0.3 million. As a percentage of revenues, selling, general and administrative expenses decreased to 65.0% in the three months ended March 31, 2011 from 105.7% in the same period in 2010, primarily due to the increase in revenue in 2011 and the cost reductions noted above as a result of the synergies achieved from the acquisition and integration of AI.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $0.3 million, or 21.5%, to $0.9 million in the three months ended March 31, 2011 from $1.2 million in the same period in 2010 due primarily to a decrease in payroll-related and stock-based compensation expense of $0.1 million and a decrease in consulting expenses of $0.1 million. As a percentage of revenues, research and development expenses decreased to 11.6% in the three months ended March 31, 2011 from 18.8% in the same period in 2010, primarily due to the increase in revenues in 2011 and the cost reductions noted above as a result of the synergies achieved from the acquisition and integration of AI.

INTEREST INCOME. Interest income decreased by $162,000, or 77.5%, to $47,000 in the three months ended March 31, 2011 from $209,000 in the same period in 2010. This decrease was attributable primarily to the decrease in cash and investments.

INTEREST EXPENSE. Interest expense decreased by $30,000 to $-0- in the three months ended March 31, 2011 from $30,000 in the same period in 2010. This decrease was due to the Company’s repayment of the UBS line of credit borrowing facility during July 2010.

OTHER INCOME/EXPENSE. Other income of $28,000 in the three months ended March 31, 2011 increased $27,000 from other income of $1,000 in the same period in 2010. Other income for the three months ended March 31, 2011 consists principally of investment income of $22,000.

NET LOSS. Net loss was $1.8 million, or $(0.16) per basic and diluted share, for the three months ended March 31, 2011 as compared to net loss of $4.1 million, or $(0.36) per basic and diluted share, for the same period in 2010. The increase in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, the Company’s capital requirements have been funded primarily from the net proceeds from the sale of its securities, including the sale of its common stock upon the exercise of options and warrants. As of March 31, 2011, the Company had cash and marketable securities of $26.0 million and working capital of $24.3 million compared to $28.4 million and $24.8 million, respectively, as of December 31, 2010.

Operating Activities

Net cash used in operating activities was $2.0 million for the three months ended March 31, 2011, compared to net cash used in operating activities of $2.9 million for the same period in 2010. The net cash used in operating activities for the three months ended March 31, 2011 reflects a net loss of $1.8 million and includes non-cash charges of $0.3 million for stock-based compensation and $0.6 million for depreciation and amortization expense. Changes in working capital items included:

•	a decrease in accounts receivable of $1.5 million resulting from increased cash collections;

•	an increase in prepaid expenses and other assets of $1.0 million;

•	an increase in deferred costs of $0.5 million;

•	an increase in deferred revenue of $0.3 million;

•	an increase in inventory of $0.4 million; and

•	a decrease in accounts payable and accrued expenses of $0.9 million, primarily due to the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2011, compared to net cash used in investing activities of $8.4 million for the same period in 2010. Net cash used in investing activities in 2011 consisted principally of the purchase of investments. The change from the same period in 2010 was primarily due to $15.0 million used for the purchase of AI partially offset by redemptions of investments of $9.9 million.

Financing Activities

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2011, compared to net cash used in financing activities of $2.2 million for the same period in 2010. Net cash used in investing activities in 2011 consisted principally of $0.4 million of treasury shares purchases.

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

Contractual Obligations

As of March 31, 2011, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Impact of Recently Issued Accounting Pronouncements

The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 24 (entitled “RECENT ACCOUNTING PRONOUNCEMENTS”) of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of March 31, 2011, we had cash, cash equivalents and marketable securities of $26.0 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of March 31, 2011, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

Item 4. Controls And Procedures

a. Disclosure controls and procedures.

During the three months ended March 31, 2011, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of March 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of March 31, 2011 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in internal controls over financial reporting.

We reviewed our internal control over financial reporting at March 31, 2011. As a result of the acquisition of Asset Intelligence, LLC, we integrated our personnel, operations, business policies, processes and technology. There have been no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of May 13, 2011, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors

In addition to the other information set forth in Part 1, “Item 2. Risks to Our Business” of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended March 31, 2011, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

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

The following table describes the Company’s share repurchase activity for each month of the quarterly period ended March 31, 2011. All of the repurchases set forth in the table were made under the share repurchase program in open market transactions.

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

January 1, 2011 –
January 31, 2011	4,000	$3.95	4,000	$2,885,000

February 1, 2011 –
February 28, 2011	38,000	$4.87	38,000	$2,700,000

March 1, 2011 –
March 31, 2011	47,000	$4.51	47,000	$2,489,000

Total	89,000	$4.64	89,000	$2,489,000

In addition, on May 3, 2007, the Company previously had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The Company did not purchase any shares of its common stock under the 2007 Repurchase Program during the quarterly period ended March 31, 2011. As of March 31, 2011, the Company had purchased approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management. The 2007 Repurchase Program does not have an expiration date, and the Company may discontinue or suspend the 2007 Repurchase Program at any time. All shares of common stock repurchased under the 2007 Repurchase Program are held as treasury stock.

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

I.D. SYSTEMS, INC.

Dated: May 13, 2011	By:	/s/ Jeffrey M. Jagid

Jeffrey M. Jagid
Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2011	By:	/s/ Ned Mavrommatis

Ned Mavrommatis
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.