Form 10-Q
period 2011-06-30
ID SYSTEMS INC
filed 2011-08-12
CIK 49615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on August 11, 2011, was 11,054,884.

INDEX

I.D. Systems, Inc. and Subsidiaries

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011 (unaudited)	1

Condensed Consolidated Statements of Operations (unaudited) — for the three and six months ended June 30, 2010 and 2011	2

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited) — for the six months ended June 30, 2011	3

Condensed Consolidated Statements of Cash Flows (unaudited) — for the six months ended June 30, 2010 and 2011	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	34

Signatures	35

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2010*	June 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$14,491,000	$8,688,000
Investments – short term	4,565,000	6,207,000
Interest receivable	53,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $161,000 and $287,000 in 2010 and 2011, respectively	7,044,000	6,177,000
Notes and sales-type lease receivable - current	353,000	187,000
Unbilled receivables	—	135,000
Inventory, net	7,295,000	7,311,000
Prepaid expenses and other current assets	1,211,000	1,821,000
Deferred costs – current	1,159,000	2,087,000

Total current assets	36,171,000	32,663,000

Investments – long term	9,364,000	9,050,000
Notes and sales-type lease receivable – less current portion	839,000	943,000
Deferred costs – less current portion	2,978,000	2,774,000
Fixed assets, net	3,853,000	3,310,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	5,571,000	4,984,000
Other assets	272,000	272,000

	$60,885,000	$55,833,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$9,141,000	$7,441,000
Deferred revenue	2,186,000	2,963,000

Total current liabilities	11,327,000	10,404,000

Deferred rent	199,000	284,000
Deferred revenue	4,614,000	4,172,000

	16,140,000	14,860,000
Commitments and Contingencies (Note 23)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,491,000 and 12,546,000 shares issued at December 31, 2010 and June 30, 2011, respectively; shares outstanding, 11,242,000 and 11,124,000 at December 31, 2010 and June 30, 2011, respectively	121,000	121,000
Additional paid-in capital	105,156,000	105,846,000
Accumulated deficit	(49,470,000)	(53,278,000)
Accumulated other comprehensive (loss) income	(37,000)	81,000

	55,770,000	52,770,000

Treasury stock; 1,249,000 shares and 1,422,000 shares at cost at December 31, 2010 and June 30, 2011, respectively	(11,025,000)	(11,797,000)

Total stockholders’ equity	44,745,000	40,973,000

Total liabilities and stockholders’ equity	$60,885,000	$55,833,000

*Derived from audited balance sheet as of December 31, 2010

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011
Revenue:
Products	$1,829,000	$3,959,000	$3,852,000	$7,763,000
Services	4,184,000	4,374,000	8,285,000	8,404,000

	6,013,000	8,333,000	12,137,000	16,167,000
Cost of revenue:
Cost of products	865,000	2,345,000	1,840,000	4,526,000
Cost of services	1,532,000	1,510,000	3,296,000	3,002,000

	2,397,000	3,855,000	5,136,000	7,528,000

Gross profit	3,616,000	4,478,000	7,001,000	8,639,000

Selling, general and administrative expenses	6,689,000	5,726,000	13,163,000	10,821,000
Research and development expenses	1,119,000	870,000	2,273,000	1,776,000

Loss from operations	(4,192,000)	(2,118,000)	(8,435,000)	(3,958,000)
Interest income	187,000	53,000	396,000	100,000
Interest expense	(25,000)	-	(55,000)	-
Other income, net	4,000	22,000	5,000	50,000

Net loss	$(4,026,000)	$(2,043,000)	$(8,089,000)	$(3,808,000)

Net loss per share — basic and diluted	$(0.36)	$(0.19)	$(0.72)	$(0.35)

Weighted average common shares outstanding — basic and diluted	11,138,000	10,819,000	11,158,000	10,866,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance at December 31, 2010	12,491,000	$121,000	$105,156,000	$(49,470,000)	$(37,000)	$(11,025,000)	$44,745,000

Net loss				(3,808,000)			(3,808,000)
Comprehensive gain— unrealized gain on investments	—	—	—	—	46,000	—	46,000
Foreign currency translation adjustment	—	—	—	—	72,000	—	72,000

Total comprehensive loss							(3,690,000)

Shares repurchased	—	—	—	—	—	(725,000)	(725,000)
Shares issued pursuant to exercise of stock options	32,000	—	74,000				74,000
Issuance of restricted stock	63,000	—	—	—	—	—	—
Forfeiture of restricted shares	(40,000)	—	—	—	—	—	—
Shares withheld pursuant to stock issuances						(47,000)	(47,000)
Stock based compensation —restricted stock	—	—	178,000	—	—	—	178,000
Stock based compensation — options and performance shares	—	—	438,000	—	—	—	438,000

Balance at June 30, 2011 (Unaudited)	12,546,000	$121,000	$105,846,000	$(53,278,000)	$81,000	$(11,797,000)	$40,973,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2010	2011

Cash flows from operating activities:

Net loss	$(8,089,000)	$(3,808,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	53,000	158,000
Accrued interest income	23,000	3,000
Stock-based compensation expense	893,000	616,000
Depreciation and amortization	970,000	1,212,000
Deferred rent expense	-	86,000
Changes in:
Accounts receivable	571,000	752,000
Unbilled receivables	—	(135,000)
Note and lease receivable	149,000	61,000
Inventory	1,131,000	(13,000)
Prepaid expenses and other assets	(625,000)	(611,000)
Deferred costs	(1,104,000)	(723,000)
Deferred revenue	919,000	336,000
Accounts payable and accrued expenses	(401,000)	(1,623,000)

Net cash used in operating activities	(5,510,000)	(3,689,000)

Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(961,000)	(82,000)
Business acquisition	(15,000,000)	—
Purchase of investments	(2,751,000)	(2,889,000)
Proceeds from sales and maturities of investments	22,017,000	1,606,000

Net cash provided by (used in) investing activities	3,305,000	(1,365,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,000	35,000
Purchase of treasury shares	—	(725,000)
Principal payments on line of credit	(10,477,000)	—

Net cash used in financing activities	(10,474,000)	(690,000)

Effect of foreign exchange rate changes on cash and cash equivalents	(34,000)	(59,000)
Net decrease in cash and cash equivalents	(12,713,000)	(5,803,000)
Cash and cash equivalents — beginning of period	19,481,000	14,491,000

Cash and cash equivalents — end of period	$6,768,000	8,688,000

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	—
Interest	$55,000	—

Noncash activities:
Unrealized gain on investments	$88,000	$46,000

Shares withheld pursuant to stock issuance	$10,000	$47,000

Acquisition:
Fair value of assets acquired	$19,695,000
Liabilities assumed	(4,695,000)

Net cash paid in 2010	$15,000,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

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

Prior to the AI acquisition, the Company operated in a single reportable segment, which consisted of the historical operations of I.D. Systems (“IDS”). Subsequent thereto, the Company determined that it has two reportable segments organized by product line: IDS and AI. The IDS operating segment includes the Company’s core wireless asset management systems operations: I.D. Systems, Inc., I.D. Systems, GmbH, and Didbox Ltd. This core business develops, markets and sells wireless solutions for managing and securing high-value enterprise assets, such as industrial trucks. The AI operating segment, which consists of Asset Intelligence, LLC, provides data-driven telematics solutions for tracking and managing supply chain assets, such as trailers and containers. During the first quarter of 2011, the Company reorganized the manner in which it manages its business by merging the two segments while maintaining the IDS industrial and rental fleet management and the AI transportation asset management product lines. All previously reported financial information has been revised to conform to the current presentation.

I.D. Systems, Inc. was incorporated in Delaware in 1993 and commenced operations in January 1994.

NOTE 2 — ORGANIZATION AND CONSOLIDATION POLICY

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“GmbH”) and Didbox Ltd. (“Didbox”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2011, the consolidated results of its operations for the three- and six- month periods ended June 30, 2010 and 2011, respectively, the consolidated change in stockholders’ equity for the six months ended June 30, 2011 and the consolidated cash flows for the six-month periods ended June 30, 2010 and 2011. The results of operations for the six-month period ended June 30, 2011 are not necessarily indicative of the operating results for the full year. We suggest that these financial statements be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year then ended.

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

NOTE 5 — INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three- and six-month periods ended June 30, 2010, the Company reported unrealized gains of $22,000 and $88,000, respectively, and for the three- and six-month periods ended June 30, 2011, the Company reported unrealized gain of $56,000 and $46,000, respectively, on available for sale securities in total comprehensive loss. Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and mutual funds, and all other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale, excluding investment in mutual funds of $3,534,000, classified by the contractual maturity date of the security as of June 30, 2011:

Fair Value

Due within one year	$2,673,000
Due one year through three years	8,656,000
Due after three years	394,000

$11,723,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types at June 30, 2011 are as follows:

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Investments — short term
Available for sale
U.S. Treasury Notes	$-	$-	$-	$-
Mutual funds	3,562,000	-	(28,000)	3,534,000
Corporate bonds and commercial paper	1,210,000	10,000	-	1,220,000
Government agency bonds	1,452,000	1,000	-	1,453,000

Total available for sale — short term	6,224,000	11,000	(28,000)	6,207,000

Marketable securities — long term
Available for sale
U.S. Treasury Notes	5,707,000	18,000	-	5,725,000
Government agency bonds	766,000	4,000	-	770,000
Corporate bonds and commercial paper	2,529,000	26,000		2,555,000

Total available for sale — long term	9,002,000	48,000	-	9,050,000

Total investments	$15,226,000	$59,000	$(28,000)	$15,257,000

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

At June 30, 2011, the Company’s investments described above are classified as Level 1 for fair value measurements.

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

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. The Company amortized $150,000 and $230,000 of deferred equipment revenue during the three- and six-month periods ended June 30, 2010, respectively, and $511,000 and $990,000 during the three- and six- month periods ended June 30, 2011, respectively.

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

The Company also derives revenue under leasing arrangements of remote asset monitoring equipment. Such arrangements provide for monthly payments covering the system sale, maintenance, support and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, an asset is established for the “sales-type lease receivable” and revenue is deferred and recognized over the service contract, as described above. Maintenance revenues and interest income are recognized monthly over the lease term.

The Company also enters into post-contract maintenance and support agreements for its wireless asset management systems. Revenue is recognized over the service period and the cost of providing these services is expensed as incurred. Deferred revenue also includes prepayment of extended maintenance and support contracts.

Deferred revenue as of December 31, 2010 and June 30, 2011 consists of the following:

	December 31, 2010	June 30, 2011

Deferred activation fees	$96,000	$173,000
Deferred industrial equipment installation revenue	367,000	105,000
Deferred maintenance revenue	798,000	1,263,000
Deferred remote asset management product revenue	5,539,000	5,594,000

	6,800,000	7, 135,000
Less: Current portion	2,186,000	2,963,000

Deferred revenue – less current portion	$4,614,000	$4,172,000

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the condensed consolidated statements of operations.

NOTE 7 — UNBILLED RECEIVABLES

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2010 and June 30, 2011, unbilled receivables were $-0- and $135,000, respectively.

NOTE 8 — NOTES RECEIVABLE AND SALES-TYPE LEASE RECEIVABLE

[A] Notes Receivable

Notes receivable of $330,000 and $281,000 at December 31, 2010 and June 30, 2011, respectively, relate to product financing arrangements that exceed one year and bear interest at approximately 8%. Interest is recognized over the life of the notes. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. The revenue derived from the sale of monitoring equipment and the related costs are deferred. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service.

Notes receivable	$281,000
Less: Current portion	67,000

Notes receivable - less current portion	$214,000

[B] Sales-type lease receivable

Present value of net investment in sales-type lease receivable of $862,000 and $849,000 at December 31, 2010 and June 30, 2011, respectively, is for a five-year lease of the Company’s product and is reflected net of unearned income of $132,000 and $128,000 at December 31, 2010 and June 30, 2011, discounted at 8% – 14%.

Scheduled maturities of minimum lease payments outstanding as of June 30, 2011 are as follows:

Year ending December 31:

July - December 2011	$120,000
2012	255,000
2013	276,000
2014	177,000
2015	16,000
Thereafter	5,000

849,000
Less: Current portion	120,000

Sales-type lease receivable – less current portion	$729,000

NOTE 9 — DEFERRED COSTS

During 2009, the Company entered into a contract with a customer pursuant to which the Company’s rental fleet management system will be implemented on a portion of the customer’s fleet of vehicles. The term of the agreement is for five years. The customer is entitled to terminate the contract after 22 months, subject to a performance clause and early termination fees. The Company is entitled to issue sixty monthly invoices of up to $57,000 per month based on the number of active vehicle management systems installed in the customer’s fleet of vehicles. Costs directly attributable to this contract, consisting principally of engineering and manufacturing costs, are being deferred until implementation of the system is completed. The deferred costs are charged to cost of revenue in accordance with the cost recovery method, pursuant to which the deferred contract costs are reduced in each period by an amount equal to the revenue recognized until all the capitalized costs are recovered, at which time the Company will recognize a gross profit, if any. The Company capitalized  $416,000 of such contract costs during the three- and six-month periods ended June 30, 2010, respectively, and $220,000 and $810,000  during the three- and six- month periods ended June 30, 2011. The Company expects to incur additional costs until the installation is complete. The Company amortized $12,000 of such costs for the three- and six- month periods ended June 30, 2010 and $158,000 and $251,000 for the three- and six-month periods ended June 30, 2011, respectively.

Deferred product costs consist of transportation asset management equipment costs deferred in accordance with our revenue recognition policy (see Note 6).

Deferred costs consist of the following:

	December 31, 2010	June 30, 2011
Deferred contract costs	$694,000	$1,409,000
Deferred product costs	3,443,000	3,452,000

	4,137,000	4,861,000
Less: Current portion	1,159,000	2,087,000

	$2,978,000	$2,774,000

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

Inventories as of December 31, 2010 and June 30, 2011 consist of the following:

	December 31, 2010	June 30, 2011
Components	$4,244,000	$3,972,000
Finished goods	3,051,000	3,339,000

	$7,295,000	$7,311,000

NOTE 11 — FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2010	June 30, 2011
Equipment	$1,026,000	$1,030,000
Computer software	2,982,000	3,082,000
Computer hardware	1,751,000	1,729,000
Furniture and fixtures	329,000	329,000
Automobiles	47,000	47,000
Leasehold improvements	246,000	246,000

	6,381,000	6,463,000
Accumulated depreciation and amortization	(2,528,000)	(3,153,000)

	$3,853,000	$3,310,000

Depreciation and amortization expense for the three- and six-month periods ended June 30, 2010 was $342,000 and $630,000, respectively, and for the three- and six- month periods ended June 30, 2011 was $314,000 and $625,000, respectively. This includes amortization of costs associated with computer software and website development for the three- and six- month periods ended June 30, 2010 of $150,000 and $282,000, respectively, and for the three- and six-month periods ended June 30, 2011 of $156,000 and $311,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the Veriwise® systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (“GPS”)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $659,000 and $55,000 for website enhancements for the six months ended June 30, 2010 and 2011, respectively.

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

The Company incurred acquisition-related expenses of approximately $1,355,000, of which $1,241,000 and $114,000 were included in selling, general and administrative expenses in 2009 and for the six months ended June 30, 2010, respectively.

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

The following revenue and operating loss of AI were included in the Company’s condensed consolidated results of operations for the three- and six- month periods ended June 30, 2010:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010

Revenues	$3,847,000	$7,772,000
Operating loss	(1,319,000)	(2,121,000)

The following table represents the combined pro forma revenue and earnings for the three- and six-month periods ended June 30, 2010:

		Six Months
	Six Months	Ended
	Ended	June 30, 2010
	June 30, 2010	Pro Forma
	Historical	Combined

Revenue	$12,137,000	$12,379,000
Net loss	(8,089,000)	(8,020,000)
Net loss per share — basic and diluted	(0.72)	(0.71)

The change in the carrying amount of goodwill from January 1, 2011 to June 30, 2011 is as follows:

Balance of as January 1, 2011	$1,837,000
Acquisitions	—
Disposals

Balance as of June 30, 2011	$1,837,000

The following table summarizes intangible assets arising from the AI acquisition and previous acquisitions by the Company (namely, the acquisitions of PowerKey and Didbox Ltd.) as of December 31, 2010 and June 30, 2011:

June 30, 2011	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(203,000)	$1,286,000
Tradename	5	200,000	(60,000)	140,000
Non-competition agreement	3	234,000	(117,000)	117,000
Technology	5	50,000	(17,000)	33,000
Workforce	5	33,000	(11,000)	22,000
Customer relationships	5	4,499,000	(1,352,000)	3,147,000

		6,505,000	(1,760,000)	4,745,000

Unamortized:
Customer list		104,000	—	104,000
Trademark and Tradename		135,000	—	135,000

		239,000	—	239,000

Total		$6,744,000	$(1,760,000)	$4,984,000

December 31, 2010	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(135,000)	$1,354,000
Tradename	5	200,000	(40,000)	160,000
Non-competition agreement	3	234,000	(78,000)	156,000
Technology	5	50,000	(12,000)	38,000
Workforce	5	33,000	(8,000)	25,000
Customer relationships	5	4,499,000	(900,000)	3,599,000

		6,505,000	(1,173,000)	5,332,000
Unamortized:
Customer list		104,000	—	104,000
Trademark and Tradename		135,000	—	135,000

		239,000	$—	239,000

Total		$6,744,000	$(1,173,000)	$5,571,000

Amortization expense for the three and six months ended June 30, 2010 was $196,000 and $340,000, respectively, and for the three and six months ended June 30, 2011 was $293,000 and $587,000, respectively. Future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

July – December 2011	$583,000
2012	1,170,000
2013	1,091,000
2014	1,086,000
2015	135,000

NOTE 13 — NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three- and six-month periods ended June 30, 2010 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Basic and diluted loss per share
Net loss	$(4,026,000)	$(2,043,000)	$(8,089,000)	$(3,808,000)

Weighted-average shares outstanding	11,138,000	10,819,000	11,158,000	10,866,000

Basic and diluted net loss per share	$(0.36)	$(0.19)	$(0.72)	$(0.35)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. The Company has revised the weighted-average shares to exclude the restricted shares. There was no impact on loss per share during the periods. For the three- and six-month periods ended June 30, 2010, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options and restricted stock of 3,210,000 would have been anti-dilutive. For the three- and six-month periods ended June 30, 2011, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options and restricted stock of 3,052,000 would have been anti-dilutive.

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

The Company recognizes all share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $350,000 and $720,000, respectively, for the three and six months ended June 30, 2010 and $203,000 and $420,000, respectively, for the three and six months ended June 30, 2011, in connection with awards made under the stock option plans.

The following table summarizes the activity relating to the Company’s stock options for the six months ended June 30, 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	2,666,000	$7.34
Granted	135,000	4.55
Exercised	(32,000)	2.35
Expired	(17,000)	5.60
Forfeited	(67,000)	7.58

Outstanding at end of period	2,685,000	$7.26	6 years	$1,372,000

Exercisable at end of period	1,583,000	$9.63	4 years	$162,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	June 30,
	2010	2011

Expected volatility	53% - 59%	54.1% - 57.2%
Expected life of options	3 - 5 years	3 - 5 years
Risk free interest rate	2%	2%
Dividend yield	0%	0%
Weighted average fair value of options granted during the period	$1.34	$1.91

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the six-month periods ended June 30, 2010 and 2011 was $1,333,000 and $537,000, respectively. The total intrinsic value of options exercised during the six-month periods ended June 30, 2010 and 2011 was $1,000 and $34,000, respectively.

As of June 30, 2011, there was approximately $1,474,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.65 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested shares for the six months ended June 30, 2011 is as follows:

	Non-vested Shares	Weighted- Average Grant Date Fair Value

Non-vested, beginning of year	319,000	$3.07
Granted	63,000	4.55
Vested	(15,000)	3.25
Forfeited	—	—

Non-vested, end of period	367,000	$3.32

The Company recorded stock-based compensation expense of $82,000 and $158,000, respectively, for the three- and six-month periods ended June 30, 2010 and $96,000 and $178,000, respectively, for the three- and six-month periods ended June 30, 2011, respectively, in connection with restricted stock grants. As of June 30, 2011, there was $755,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.56 years.

Performance Shares

In June 2009, the Compensation Committee granted 233,000 performance shares to key employees pursuant to the 2007 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period ending in January 2012, with the ability to achieve prorated performance shares during interim annual measurement periods from January 31, 2009 to January 31, 2012. January of each year from 2009 to 2012 is used as the interim measurement date, since it is assumed that earnings announcements will take place in January with respect to the preceding year end. If the performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the three- and six-month periods ended June 30, 2010 and 2011 was insignificant. As of June 30, 2011, there was $30,000 of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.0 year.

In February 2010 and October 2010, the Compensation Committee granted 44,000 and 50,000 performance shares, respectively, to key employees pursuant to the 2007 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period ending in October 2013, with the ability to achieve prorated performance shares during interim annual measurement periods from January 31, 2010 to January 31, 2013. January of each year from 2010 to 2013 is used as the interim measurement date, since it is assumed that earnings announcements will take place in January with respect to the preceding year end. If the performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the three- and six-month periods ended June 30, 2010 and 2011 was insignificant. As of June 30, 2011, there was $16,000 of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 15 — PRODUCT WARRANTIES

The Company warrants its transportation asset management products against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of December 31, 2010 and June 30, 2011.

The following table summarizes warranty activity for the six-month periods ended June 30, 2010 and 2011:

	Six Months Ended June 30,
	2010	2011

Accrued warranty reserve, beginning of period	$2,053,000	$2,069,000
Additional warranty reserve based on final allocation of the purchase price	604,000	—

	2,657,000	2,069,000
Accrual for product warranties issued	57,000	140,000
Product replacements and other warranty expenditures	(598,000)	(422,000)
Expiration of warranties	(11,000)	(147,000)

Accrued warranty reserve, end of period	$2,105,000	$1,640,000

NOTE 16 — INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of June 30, 2011, the Company had provided a valuation allowance to fully reserve its net operating loss carry forwards, primarily as a result of anticipated net losses for income tax purposes.

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, accounts receivable, and investments in securities are carried at fair value and accounts payable and other liabilities approximate their fair values due to the short period to maturity of these instruments.

NOTE 18 — CONCENTRATION OF CUSTOMERS

Two customers accounted for 21% and 10% of the Company’s revenue and 18% and 16%, respectively, of the Company’s accounts receivable during the six-month period ended and as of June 30, 2011.

One customer accounted for 30% of the Company’s revenue and 18% of the Company’s accounts receivable during the six-month period ended June 30, 2010.

NOTE 19 — STOCK REPURCHASE PROGRAM

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases will be dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. For the six-month period ended June 30, 2011, the Company purchased approximately 159,000 shares of its common stock in open market transactions under the stock repurchase program for an aggregate purchase price of $725,000. As of June 30, 2011, the Company has purchased approximately 195,000 shares of its common stock in open market transactions under the stock repurchase program for an aggregate purchase price of approximately $824,000, or an average cost of $4.22 per share.

In addition, on May 3, 2007, the Company previously had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The Company did not purchase any shares of its common stock under the 2007 Repurchase Program during the six-month period ended June 30, 2011. As of June 30, 2011, the Company had purchased approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management. The 2007 Repurchase Program does not have an expiration date, and the Company may discontinue or suspend the 2007 Repurchase Program at any time. All shares of common stock repurchased under the 2007 Repurchase Program are held as treasury stock.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2011	2010	2011
Net loss	(4,026,000)	$(2,043,000)	$(8,089,000)	$(3,808,000)
Unrealized gain on available-for-sale marketable securities	22,000	56,000	88,000	46,000
Foreign currency translation	(64,000)	10,000	(89,000)	72,000

Total other comprehensive loss	$(4,068,000)	$(1,977,000)	$(8,090,000)	$(3,690,000)

The accumulated balances for each classification of other comprehensive loss are as follows:

	Foreign currency translation gains (losses)	Unrealized gain (losses) on investments	Accumulated other comprehensive income

Balance at January 1, 2011	$(22,000)	$(15,000)	$(37,000)
Net current period change	72,000	46,000	118,000
Reclassification adjustments for gains (losses) reclassified into income	-	-	-

Balance at June 30, 2011	$50,000	$31,000	$81,000

NOTE 21 — WHOLLY OWNED FOREIGN SUBSIDIARIES

In May 2009, the Company formed an entity in Germany called I.D. Systems, GmbH (the “GmbH”). This foreign entity is wholly owned by I.D. Systems, Inc. The GmbH financial statements are consolidated with the financial statements of I.D. Systems, Inc.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2011	2010	2011
Net revenue	$31,000	$320,000	$388,000	$569,000

Net loss	(192,000)	(87,000)	(199,000)	(152,000)

Total assets of GmbH were $1,051,000 and $1,145,000 as of December 31, 2010 and June 30, 2011, respectively. The GmbH operates in a local currency environment using the Euro as its functional currency.

In October 2009, the Company acquired Didbox Ltd. (“Didbox”). This foreign entity is wholly owned by I.D. Systems, Inc. and is headquartered in the United Kingdom. The Didbox financial statements are consolidated with the financial statements of I.D. Systems, Inc. as of the effective date of the acquisition.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2011	2010	2011
Net revenue	$108,000	$239,000	$207,000	$416,000

Net (loss) income	(23,000)	6,000	(48,000)	4,000

Total assets of Didbox were $719,000 and $842,000 as of December 31, 2010 and June 30, 2011, respectively. Didbox operates in a local currency environment using the British Pound as its functional currency.

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with the GmbH resulted in translation (loss) gain of $(89,000) and $72,000 for the six months ended June 30, 2010 and 2011, respectively, which is included in comprehensive loss in the consolidated statement of changes in stockholders’ equity.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions (losses) gains for the three- and six- month periods ended June 30, 2010 of $(15,000)and $(33,000), respectively, and for the three and six months ended June 30,2011 of $9,000 and $28,000, respectively, are included as an offset to selling, general and administrative expenses in the condensed consolidated statement of operations.

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

Under the terms of the severance agreements, each executive is entitled to the following: (i) a cash payment at the rate of the executive’s annual base salary as in effect immediately prior to the Trigger Event for a period of 12 or 18 months, depending on the executive, (ii) continued healthcare coverage during the severance period, (iii) partial accelerated vesting of the executive’s previously granted stock options and restricted stock awards, and (iv) as applicable, an award of “Performance Shares” under the Restricted Stock Unit Award Agreement previously entered into between the Company and the executive.

NOTE 24 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this ASU, which are effective for the first interim or annual period beginning on or after December 15, 2011, do not change the items that must be reported in other comprehensive income.

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

The Company makes available through its internet website, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports and other filings made by the Company with the SEC, as soon as practicable after the Company electronically files such reports and filings with the SEC. The Company’s website address is www.id-systems.com. The information contained in the Company’s website is not incorporated by reference in this report.

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

In addition to focusing on these core applications, we adapt our systems to meet our customers’ broader asset management needs and seek opportunities to expand our solution offerings through strategic acquisitions. In 2009, for example, we acquired Didbox Ltd., a privately held, United Kingdom-based manufacturer and marketer of vehicle operator identification systems, which provides us with a wider range of industrial vehicle management solutions and expands our base of operations in Europe. On January 7, 2010, we acquired the Asset Intelligence business unit of the General Electric Company, which provides trailer, railcar, and container tracking solutions for manufacturers, retailers, shippers and freight transportation providers, through the acquisition of Asset Intelligence, LLC (“Asset Intelligence” or “AI”), which became our wholly owned subsidiary following the acquisition. We believe that the Asset Intelligence business complements the Company’s historical businesses, as the focus of Asset Intelligence on trucking, rail, and intermodal applications significantly expands the scope of assets addressed by the Company’s product solutions. The web and mobile communications technologies of Asset Intelligence also complement I.D. Systems’ portfolio of wireless asset management patents. In addition, the acquisition has provided the Company with access to a broader base of customers.

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

Risks to Our Business

During the six months ended June 30, 2011, we generated revenues of $16.2 million, and the Wal-Mart Stores, Inc. and Ford Motor Company accounted for 21% and 10% of our revenues, respectively. During the six months ended June 30, 2010, we generated revenues of $12.1 million, and the Wal-Mart Stores, Inc. accounted for 30% of our revenues.

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

Critical Accounting Policies

For the six months ended June 30, 2011, there were no significant changes to the Company’s critical accounting policies as identified in its Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011
Revenue:
Products	30.4%	47.5%	31.7%	48.0%
Services	69.6	52.5	68.3	52.0

	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of products	14.4	28.1	15.2	28.0
Cost of services	25.5	18.1	27.2	18.6

Total gross profit	60.1	53.8	57.6	53.4

Selling, general and administrative expenses	111.2	68.7	108.5	66.9
Research and development expenses	18.6	10.4	18.7	11.0

Loss from operations	(69.7)	(25.3)	(69.6)	(24.5)
Interest income, net	3.1	0.6	3.3	0.6
Interest expense	(0.4)	-	(0.5)	-
Other income	0.1	0.3	-	0.3

Net loss	(66.9)%	(24.4)%	(66.8)%	(23.6)%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2011

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended June 30,
	2010	2011
Product revenue:
Industrial and rental fleet management	$1,358,000	$3,148,000
Transportation asset management	471,000	811,000
	1,829,000	3,959,000

Services revenue:
Industrial and rental fleet management	808,000	1,137,000
Transportation asset management	3,376,000	3,237,000
	4,184,000	4,374,000

	$6,013,000	$8,333,000

REVENUES. Revenues increased by $2.3 million, or 38.6%, to $8.3 million in the three months ended June 30, 2011 from $6.0 million in the same period in 2010. The increase in revenue is principally attributable to an increase in industrial and rental fleet management revenue of $2.1 million to $4.3 million in 2011 from $2.2 million in 2010. Transportation asset management revenue increased $0.2 million to $4.0 million in 2011 from $3.8 million in 2010.

Revenues from products increased by $2.1 million, or 116.5%, to $4.0 million in the three months ended June 30, 2011 from $1.8 million in the same period in 2010. Industrial and rental fleet management product revenue increased by $1.8 million to $3.1 million in 2011 from $1.3 million in 2010. Transportation asset management product revenue increased by $0.3 million to $0.8 million in 2011 from $0.5 million in 2010. The increase in industrial and rental fleet management product revenue of $1.8 million resulted principally from increased product sales to Ford Motor Company of $0.8 million, The Raymond Corporation of $0.3 million, Avis Budget Group, Inc. of $0.2 million and the Wal-Mart Stores, Inc. of $0.3 million.

Revenues from services increased by $0.2 million, or 4.5%, to $4.4 million in the three months ended June 30, 2011 from $4.2 million in the same period in 2010. Industrial and rental fleet management service revenue increased $0.3 million to $1.1 million in 2011 from $0.8 million in 2010. Transportation asset management service revenue decreased $0.1 million to $3.2 million in 2011 from $3.3 million in 2010.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended June 30,
	2010	2011
Cost of products:
Industrial and rental fleet management	$743,000	$1,753,000
Transportation asset management	122,000	592,000
	865,000	2,345,000

Cost of services:
Industrial and rental fleet management	340,000	429,000
Transportation asset management	1,192,000	1,081,000
	1,532,000	1,510,000

	$2,397,000	$3,855,000

COST OF REVENUES. Cost of revenues increased by $1.5 million, or 60.8%, to $3.9 million in the three months ended June 31, 2011 from $2.4 million for the same period in 2010. The increase is principally attributable to the increase in product revenue in 2011. Gross profit was $4.5 million in 2011 compared to $3.6 million in 2010. As a percentage of revenues, gross profit decreased to 53.7% in 2011 from 60.1% in 2010.

Cost of products increased by $1.5 million, or 171.1%, to $2.3 million in the three months ended June 30, 2011 from $0.9 million in the same period in 2010. Gross profit for products was $1.6 million in 2011 compared to $1.0 million in 2010. The increase in gross profit was attributable to a $0.8 million increase in the industrial and rental fleet management gross profit to $1.4 million in 2011 from $0.6 million in 2010 offset by a $0.1 million decrease in the transportation asset management gross profit to $0.2 million in 2011 from $0.3 million in 2010. As a percentage of product revenues, gross profit decreased to 40.8% in 2011 from 52.7% in 2010. The decrease in gross profit as a percent of product revenue was due to transportation asset management product revenue contributing a lower gross profit percentage of 27.0% in 2011 from 74.1% in 2010, principally due to increasing hardware sales and the industrial and rental fleet management gross profit percentage of 44.3% in 2011 remaining relatively consistent with the gross profit margin of 45.3% in 2010.

Cost of services of $1.5 million for the three months ended June 30, 2011 was consistent with the same period in 2010. Gross profit for services was $2.9 million in 2011 compared to $2.7 million in 2010. The increase in gross profit was attributable to a $0.2 million increase in the industrial and rental fleet management gross profit to $0.7 million in 2011from $0.5 million in 2010. As a percentage of service revenues, gross profit increased to 65.5% in 2011 from 63.4% in 2010. The increase in gross profit as a percent of service revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 62.3% in 2011 from 57.9% in 2010 and an increase in the transportation asset management gross profit percentage to 66.6% in 2011 from 64.7% in 2010. The increase in the industrial and rental fleet management gross profit percentage is primarily due to an increase in revenues while maintaining the expenses constant.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $1.0 million, or 14.4%, to $5.7 million in the three months ended June 30, 2011 compared to $6.7 million in the same period in 2010 due primarily to a decrease in payroll-related and stock-based compensation expense of $0.7 million and consulting expenses of $0.9 million partially offset by an increase in professional fees of $0.2 million. As a percentage of revenues, selling, general and administrative expenses decreased to 68.7% in the three months ended June 30, 2011 from 111.2% in the same period in 2010, primarily due to the increase in revenue in 2011 and the cost reductions noted above as a result of the synergies achieved from the acquisition and integration of AI.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $0.2 million, or 22.3%, to $0.9 million in the three months ended June 30, 2011 from $1.1 million in the same period in 2010 due primarily to a decrease in payroll-related and stock-based compensation expense of $0.2 million. As a percentage of revenues, research and development expenses decreased to 10.4% in the three months ended June 30, 2011 from 18.6% in the same period in 2010, primarily due to the increase in revenues in 2011 and the cost reductions noted above as a result of the synergies achieved from the acquisition and integration of AI.

INTEREST INCOME. Interest income decreased by $134,000, or 71.7%, to $53,000 in the three months ended June 30, 2011 from $187,000 in the same period in 2010. This decrease was attributable primarily to a decrease in cash and investments.

INTEREST EXPENSE. Interest expense decreased by $25,000 to $-0- in the three months ended June 30, 2011 from $25,000 in the same period in 2010. This decrease was due to the Company’s repayment of the UBS line of credit borrowing facility during July 2010.

OTHER INCOME/EXPENSE. Other income of $22,000 in the three months ended June 30, 2011 increased $18,000 from other income of $4,000 in the same period in 2010. Other income for the three months ended June 30, 2011 consists principally of investment income from the investment in mutual funds.

NET LOSS. Net loss was $2.0 million, or $(0.19) per basic and diluted share, for the three months ended June 30, 2011 as compared to net loss of $4.0 million, or $(0.36) per basic and diluted share, for the same period in 2010. The increase in the net loss was due primarily to the reasons described above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2011

The following table sets forth our revenues by product line for the periods indicated:

	Six Months Ended June 30,
	2010	2011
Product revenue:
Industrial and rental fleet management	$2,852,000	$6,205,000
Transportation asset management	1,000,000	1,558,000
	3,852,000	7,763,000

Services revenue:
Industrial and rental fleet management	1,513,000	2,047,000
Transportation asset management	6,772,000	6,357,000
	8,285,000	8,404,000

	$12,137,000	$16,167,000

REVENUES. Revenues increased by $4.0 million, or 33.2%, to $16.2 million in the six months ended June 30, 2011 from $12.1 million in the same period in 2010. The increase in revenue is principally attributable to an increase in industrial and rental fleet management revenue of $3.9 million to $8.3 million in 2011 from $4.4 million in 2010. Transportation asset management revenue increased $0.1 million to $7.9 million in 2011 from $7.8 million in 2010.

Revenues from products increased by $3.9 million, or 101.5%, to $7.8 million in the six months ended June 30, 2011 from $3.9 million in the same period in 2010. Industrial and rental fleet management product revenue increased by $3.3 million to $6.2 million in 2011 from $2.9 million in 2010. Transportation asset management product revenue increased by $0.6 million to $1.6 million in 2011 from $1.0 million in 2010. The increase in industrial and rental fleet management product revenue of $3.3 million resulted principally from increased product sales to The Raymond Corporation of $1.0 million, Ford Motor Company of $1.2 million, the U.S. Postal Service of $0.6 million and Avis Budget Group, Inc. of $0.2 million. The increase in transportation asset management revenue of $0.6 million resulted principally from increased product sales to Great Dane Trailers of $0.2 million and Quad K Leasing, Inc. of $0.1 million.

Revenues from services increased by $0.1 million, or 1.4%, to $8.4 million in the six months ended June 30, 2011 from $8.3 million in the same period in 2010. Industrial and rental fleet management service revenue increased $0.5 million to $2.0 million in 2011 from $1.5 million in 2010. The increase in industrial and rental fleet management service revenue was principally due to $0.2 million in service from the Raymond Corporation and $0.1 million from the U.S. Postal Service. Transportation asset management service revenue decreased $0.4 million to $6.4 million in 2011 from $6.8 million in 2010, principally due to a decrease in revenue from the Wal-Mart Stores, Inc.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Six Months Ended June 30,
	2010	2011
Cost of products:
Industrial and rental fleet management	$1,555,000	$3,384,000
Transportation asset management	285,000	1,142,000
	1,840,000	4,526,000

Cost of services:
Industrial and rental fleet management	685,000	850,000
Transportation asset management	2,611,000	2,152,000
	3,296,000	3,002,000

	$5,136,000	$7,528,000

COST OF REVENUES. Cost of revenues increased by $2.4 million, or 46.6%, to $7.5 million in the six months ended June 30, 2011 from $5.1 million for the same period in 2010. The increase is principally attributable to the increase in product revenue in 2011. Gross profit was $8.6 million in 2011 compared to $7.0 million in 2010. As a percentage of revenues, gross profit decreased to 53.4% in 2011 from 57.6% in 2010.

Cost of products increased by $2.7 million, or 146.0%, to $4.5 million in the six months ended June 30, 2011 from $1.8 million in the same period in 2010. Gross profit for products was $3.2 million in 2011 compared to $2.0 million in 2010. The increase in gross profit was attributable to a $1.5 million increase in the industrial and rental fleet management gross profit to $2.8 million in 2011 from $1.3 million in 2010 offset by a $0.3 million decrease in the transportation asset management gross profit to $0.4 million in 2011 from $0.7 million in 2010. As a percentage of product revenues, gross profit decreased to 41.7% in 2011 from 52.2% in 2010. The decrease in gross profit as a percent of product revenue was due to transportation asset management product revenue contributing a lower gross profit percentage of 26.7% in 2011 from 71.5% in 2010 principally due to increasing hardware sales and the industrial and rental fleet management gross profit percentage of 45.5% in 2011 remaining relatively consistent with the gross profit margin of 45.5% in 2010.

Cost of services decreased by $0.3 million, or 8.9%, to $3.0 million, in the six months ended June 30, 2011 from $3.3 million in the same period in 2010. Gross profit for services was $5.4 million in 2011 compared to $5.0 million in 2010. The increase in gross profit was attributable to a $0.4 million increase in the industrial and rental fleet management gross profit to $1.2 million in 2011from $0.8 million in 2010 and the transportation asset management contributing a gross profit of $4.2 million in 2011 and 2010. As a percentage of service revenues, gross profit increased to 64.3% in 2011 from 60.2% in 2010. The increase in gross profit as a percent of service revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 58.5% in 2011 from 54.7% in 2010 and an increase in the transportation asset management gross profit percentage to 66.1% in 2011 from 60.2% in 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $2.4 million, or 17.8%, to $10.8 million in the six months ended June 30, 2011 compared to $13.2 million in the same period in 2010 due primarily to a decrease in payroll-related and stock-based compensation expense of $1.6 million and a decrease in consulting expenses of $1.2 million partially offset by increases of $0.2 million in professional fees and $0.2 million in depreciation and amortization expense. As a percentage of revenues, selling, general and administrative expenses decreased to 66.9% in the six months ended June 30, 2011 from 108.5% in the same period in 2010, primarily due to the increase in revenue in 2011 and the cost reductions noted above as a result of the synergies achieved from the acquisition and integration of AI.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $0.5 million, or 21.9%, to $1.8 million in the six months ended June 30, 2011 from $2.3 million in the same period in 2010 due primarily to a decrease in payroll-related and stock-based compensation expense of $0.3 million. As a percentage of revenues, research and development expenses decreased to 11.0% in the three months ended June 30, 2011 from 18.7% in the same period in 2010, primarily due to the increase in revenues in 2011 and the cost reductions noted above as a result of the synergies achieved from the acquisition and integration of AI.

INTEREST INCOME. Interest income decreased by $296,000, or 74.7%, to $100,000 in the six months ended June 30, 2011 from $396,000 in the same period in 2010. This decrease was attributable primarily to a decrease in cash and investments.

INTEREST EXPENSE. Interest expense decreased by $55,000 to $-0- in the six months ended June 30, 2011 from $55,000 in the same period in 2010. This decrease was due to the Company’s repayment of the UBS line of credit borrowing facility during July 2010.

OTHER INCOME/EXPENSE. Other income of $50,000 in the six months ended June 30, 2011 increased $45,000 from other income of $5,000 in the same period in 2010. Other income for the six months ended June 30, 2011 consists principally of investment income.

NET LOSS. Net loss was $3.8 million, or $(0.35) per basic and diluted share, for the six months ended June 30, 2011 as compared to net loss of $8.1 million, or $(0.72) per basic and diluted share, for the same period in 2010. The increase in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, the Company’s capital requirements have been funded primarily from the net proceeds from the sale of its securities, including the sale of its common stock upon the exercise of options and warrants. As of June 30, 2011, the Company had cash and marketable securities of $23.9 million and working capital of $22.3 million compared to $28.4 million and $24.8 million, respectively, as of December 31, 2010.

Operating Activities

Net cash used in operating activities was $3.7 million for the six months ended June 30, 2011, compared to net cash used in operating activities of $5.5 million for the same period in 2010. The net cash used in operating activities for the six months ended June 30, 2011 reflects a net loss of $3.8 million and includes non-cash charges of $0.6 million for stock-based compensation and $1.2 million for depreciation and amortization expense. Changes in working capital items included:

•	a decrease in accounts receivable of $0.8 million resulting from increased cash collections;

•	an increase in prepaid expenses and other assets of $0.6 million primarily related to reimbursements due from our suppliers;

•	an increase in deferred costs of $0.7 million primarily related to deferred contract costs;

•	an increase in deferred revenue of $0.3 million;

•	a decrease in accounts payable and accrued expenses of $1.6 million, primarily due to the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities was $1.4 million for the six months ended June 30, 2011, compared to net cash used in investing activities of $3.3 million for the same period in 2010. Net cash used in investing activities in 2011 consisted principally of the net purchase of investments of 1.3 million.

Financing Activities

Net cash used in financing activities was $0.7 million for the six months ended June 30, 2011, compared to net cash used in financing activities of $10.5 million for the same period in 2010. Net cash used in investing activities in 2011 consisted principally of $0.7 million of treasury shares purchases under our share repurchase program. The change from the same period in 2010 was primarily due to $10.5 million used to repay the line of credit.

Capital Requirements

We believe that with the proceeds received from our public offering that was completed by us in March 2006 and the cash we have on hand, we will have sufficient funds available to cover our working capital requirements for at least the next 12 months.

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

Contractual Obligations

As of June 30, 2011, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except as noted below.

On July 14, 2011, the Company entered into a sublease agreement pursuant to which the Company agreed to sublease approximately 11,482 square feet of office space in Plano, Texas, to be used as AI’s headquarters. Occupancy is expected to begin on November 1, 2011 (the “Commencement Date”). The term of the sublease begins on the Commencement Date and ends on September 30, 2015, unless earlier terminated pursuant to any of the terms, covenants or conditions of the sublease agreement or under applicable law. The base rent for the leased premises becomes payable beginning on February 1, 2012, and is approximately $17,701 per month (or $212,412 per year) through the remainder of the term of the sublease. The Company will also be responsible for its pro rata share of any operating expenses, taxes and insurance expenses incurred by sublessor in connection with the office building in which the leased premises are located.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of June 30, 2011, we had cash, cash equivalents and marketable securities of $23.9 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of June 30, 2011, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

Item 4. Controls And Procedures

a. Disclosure controls and procedures.

During the quarter ended June 30, 2011, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of June 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of June 30, 2011 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in internal controls over financial reporting.

We reviewed our internal control over financial reporting at June 30, 2011. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of August 12, 2011, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors

In addition to the other information set forth in Part 1, “Item 2. Risks to Our Business” of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended June 30, 2011, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On November 4, 2010, the Company announced that its Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The share repurchase program does not have an expiration date, and the Company may discontinue or suspend the share repurchase program at any time.

The following table describes the Company’s share repurchase activity for each month of the quarterly period ended June 30, 2011. All of the repurchases set forth in the table were made under the share repurchase program in open market transactions.

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

April 1, 2011 –
April 30, 2011	28,000	$4.65	28,000	$2,357,000

May 1, 2011 –
May 31, 2011	28,000	$4.26	28,000	$2,240,000

June 1, 2011 –
June 30, 2011	14,000	$4.51	14,000	$2,176,000

Total	70,000	$4.46	70,000	$2,176,000

In addition, on May 3, 2007, the Company previously had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The Company did not purchase any shares of its common stock under the 2007 Repurchase Program during the quarterly period ended June 30, 2011. As of June 30, 2011, the Company had purchased approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management. The 2007 Repurchase Program does not have an expiration date, and the Company may discontinue or suspend the 2007 Repurchase Program at any time. All shares of common stock repurchased under the 2007 Repurchase Program are held as treasury stock.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

10.1	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee.

10.2	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee.

10.3	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit C to the Sublease Agreement filed as Exhibit 10.1 hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I.D. SYSTEMS, INC.

Dated: August 12, 2011	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2011	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

10.1	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee.

10.2	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee.

10.3	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit C to the Sublease Agreement filed as Exhibit 10.1 hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.