Form 10-Q
period 2011-09-30
ID SYSTEMS INC
filed 2011-11-14
CIK 49615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on November 14, 2011, was 12,054,884.

INDEX

I.D. Systems, Inc. and Subsidiaries

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011 (unaudited)	1

Condensed Consolidated Statements of Operations (unaudited) — for the three and nine months ended September 30, 2010 and 2011	2

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited) — for the nine months ended September 30, 2011	3

Condensed Consolidated Statements of Cash Flows (unaudited) — for the nine months ended September 30, 2010 and 2011	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 5. Other Information

Item 6. Exhibits	37

Signatures	38

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2010*	2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,491,000	$12,803,000
Investments – short term	4,565,000	6,731,000
Interest receivable	53,000	70,000
Accounts receivable, net of allowance for doubtful accounts of $161,000 and $264,000 in 2010 and 2011, respectively	7,044,000	6,412,000
Notes and sales-type lease receivable - current	353,000	211,000
Inventory, net	7,295,000	8,420,000
Prepaid expenses and other current assets	1,211,000	1,110,000
Deferred costs – current	1,159,000	1,503,000

Total current assets	36,171,000	37,260,000

Investments – long term	9,364,000	8,486,000
Notes and sales-type lease receivable – less current portion	839,000	3,234,000
Deferred costs – less current portion	2,978,000	2,241,000
Fixed assets, net	3,853,000	3,147,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	5,571,000	4,692,000
Other assets	272,000	307,000

	$60,885,000	$61,204,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$9,141,000	$8,224,000
Deferred revenue	2,186,000	3,235,000

Total current liabilities	11,327,000	11,459,000

Deferred rent	199,000	289,000
Deferred revenue	4,614,000	4,053,000

	16,140,000	15,801,000
Commitments and Contingencies (Note 22)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,491,000 and 12,546,000 shares issued at December 31, 2010 and September 30, 2011, respectively; shares outstanding, 11,242,000 and 12,055,000 at December 31, 2010 and September 30, 2011, respectively	121,000	121,000
Additional paid-in capital	105,156,000	101,489,000
Accumulated deficit	(49,470,000)	(53,492,000)
Accumulated other comprehensive (loss) income	(37,000)	13,000

	55,770,000	48,131,000

Treasury stock; 1,249,000 shares and 491,000 shares at cost at December 31, 2010 and September 30, 2011, respectively	(11,025,000)	(2,728,000)

Total stockholders’ equity	44,745,000	45,403,000

Total liabilities and stockholders’ equity	$60,885,000	$61,204,000

*Derived from audited balance sheet as of December 31, 2010

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Revenue:
Products	$2,542,000	$6,912,000	$6,394,000	$14,675,000
Services	3,948,000	4,372,000	12,233,000	12,776,000

	6,490,000	11,284,000	18,627,000	27,451,000
Cost of revenue:
Cost of products	1,507,000	3,833,000	3,347,000	8,359,000
Cost of services	1,595,000	1,529,000	4,891,000	4,531,000

	3,102,000	5,362,000	8,238,000	12,890,000

Gross profit	3,388,000	5,922,000	10,389,000	14,561,000

Selling, general and administrative expenses	4,424,000	5,669,000	17,587,000	16,490,000
Research and development expenses	1,089,000	827,000	3,362,000	2,603,000

Loss from operations	(2,125,000)	(574,000)	(10,560,000)	(4,532,000)

Interest income	179,000	60,000	575,000	160,000
Interest expense	(1,000)	-	(56,000)	-
Other income, net	89,000	300,000	94,000	350,000

Net loss	$(1,858,000)	$(214,000)	$(9,947,000)	$(4,022,000)

Net loss per share — basic and diluted	$(0.17)	$(0.02)	$(0.89)	$(0.37)

Weighted average common shares outstanding — basic and diluted	11,138,000	11,173,000	11,170,000	10,969,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock				Other
	Number of		Additional		Comprehensive (Loss)
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Income	Treasury Stock	Stockholders’ Equity

Balance at December 31, 2010	12,491,000	$121,000	$105,156,000	$(49,470,000)	$(37,000)	$(11,025,000)	$44,745,000

Net loss				(4,022,000)			(4,022,000)
Comprehensive gain— unrealized gain on investments	—	—	—	—	17,000	—	17,000
Foreign currency translation adjustment	—	—	—	—	33,000	—	33,000

Total comprehensive loss							(3,972,000)

Shares repurchased	—	—	—	—	—	(1,050,000)	(1,050,000)
Shares purchased by Avis – issued from treasury stock			(4,789,000)			9,394,000	4,605,000
Warrants issued to Avis			137,000				137,000
Shares issued pursuant to exercise of stock options	32,000	—	74,000				74,000
Issuance of restricted stock	63,000	—	—	—	—	—	—
Forfeiture of restricted shares	(40,000)	—	—	—	—	—	—
Shares withheld pursuant to stock issuances						(47,000)	(47,000)
Stock based compensation —restricted stock	—	—	274,000	—	—	—	274,000
Stock based compensation — options and performance shares	—	—	637,000	—	—	—	637,000

Balance at September 30, 2011 (Unaudited)	12,546,000	$121,000	$101,489,000	$(53,492,000)	$13,000	$(2,728,000)	$45,403,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended
	September 30,
	2010	2011

Cash flows from operating activities:

Net loss	$(9,947,000)	$(4,022,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	92,000	165,000
Stock-based compensation expense	1,182,000	911,000
Depreciation and amortization	1,447,000	1,796,000
Other non-cash items	(103,000)	73,000
Issuance of warrants		137,000
Changes in:
Accounts receivable	1,548,000	498,000
Note and lease receivable	224,000	(2,254,000)
Inventory	1,720,000	(1,125,000)
Prepaid expenses and other assets	(336,000)	66,000
Deferred costs	(2,027,000)	393,000
Deferred revenue	1,959,000	488,000
Accounts payable and accrued expenses	265,000	(917,000)

Net cash used in operating activities	(3,976,000)	(3,791,000)

Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(1,406,000)	(211,000)
Business acquisition	(15,000,000)	-
Purchase of investments	(10,284,000)	(2,889,000)
Proceeds from sales and maturities of investments	38,872,000	1,618,000

Net cash provided by (used in) investing activities	12,182,000	(1,482,000)

Cash flows from financing activities:
Proceeds from issuance of shares to Avis	-	4,605,000
Proceeds from exercise of stock options	3,000	35,000
Purchase of treasury shares	-	(1,050,000)
Principal payments on line of credit	(11,638,000)	-

Net cash (used in) provided by financing activities	(11,635,000)	3,590,000

Effect of foreign exchange rate changes on cash and cash equivalents	(3,000)	(5,000)
Net decrease in cash and cash equivalents	(3,432,000)	(1,688,000)
Cash and cash equivalents — beginning of period	19,481,000	14,491,000

Cash and cash equivalents — end of period	$16,049,000	12,803,000

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	$56,000	-

Noncash activities:
Unrealized gain on investments	$154,000	$17,000

Shares withheld pursuant to stock issuance	$10,000	$47,000

Acquisition:
Fair value of assets acquired	$19,695,000
Liabilities assumed	(4,695,000)

Net cash paid in 2010	$15,000,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2011

NOTE 1 — BASIS OF PRESENTATION

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

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“Didbox”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2011, the consolidated results of its operations for the three- and nine-month periods ended September 30, 2010 and 2011, respectively, the consolidated change in stockholders’ equity for the nine months ended September 30, 2011 and the consolidated cash flows for the nine-month periods ended September 30, 2010 and 2011. The results of operations for the nine-month period ended September 30, 2011 are not necessarily indicative of the operating results for the full year. We suggest that these financial statements be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year then ended. Certain prior year amounts have been reclassified to conform to the 2011 presentation.

I.D. Systems, Inc. was incorporated in Delaware in 1993 and commenced operations in January 1994.

NOTE 2 — SIGNIFICANT TRANSACTIONS

Avis Budget Group, Inc. Transaction

In connection with the Master Agreement (as defined below), the Company entered into a Purchase Agreement (the “Purchase Agreement”), dated as of August 22, 2011 (the “Effective Date”), with Avis Budget Group, Inc. (“Avis Budget Group”), pursuant to which Avis Budget Group has agreed to purchase from the Company, for an aggregate purchase price of $4,604,500 (or $4.60 per share, which price was based on the average closing price of our common stock for the twenty trading days prior to the Effective Date), (i) 1,000,000 shares (the “Shares”) of the Company’s common stock, and (ii) a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of our common stock (the “Warrant Shares” and, collectively with the Shares and the Warrant, the “Securities”). The Company issued the Shares from treasury stock reflecting the cost of such shares on a specific identification basis.

The Warrant has an exercise price of $10.00 per share of common stock.  The Warrant is exercisable (i) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (ii) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group and the Avis entity that is the counterparty under the Master Agreement described below, executes and delivers to the Company SOW#2 (which is described below), and on or before the fifth (5th) anniversary of the Effective Date. The fair value of the warrant for 100,000 shares of approximately $137,000 was recorded as a sales incentive in the Condensed Consolidated Statement of Operations.  See Note 13 to the Unaudited Condensed Consolidated Financial Statements for additional information.

Also on the Effective Date, the Company and ABCR entered into a Master Software License, Information Technology Services and Equipment Purchase Agreement (the “Master Agreement”) for the Company’s system relating to radio frequency identification (RFID) enabled rental car management and virtual location rental (collectively, the “System”). The order was placed pursuant to a statement of work (“SOW”) issued under the Master Agreement and related agreements with ABCR.

The Master Agreement governs the terms and conditions of the sales and license, and orders for hardware and for other related services will be contained in SOWs issued pursuant to the Master Agreement.  The term of the Master Agreement continues until six (6) months after the termination or expiration of the last SOW under the Master Agreement.

ABCR will host the System. As part of the Master Agreement, the Company also will provide ABCR with services for ongoing maintenance and support of the System (the “Maintenance Services”) for a period of 60 months from installation of the equipment.  ABCR has the option to renew the period for twelve (12) months upon its expiry, and then after such 12-month period, the period can continue on a month-to-month basis (during which ABCR can terminate the period) for up to 48 additional months.

Under the terms of SOW#1, which was executed and delivered by ABCR on the Effective Date concurrent with the execution and delivery of the Master Agreement, ABCR has agreed to pay not less than $14,000,000 to the Company for the System and Maintenance Services, which covers 25,000 units, which relates to a limited subset of ABCR’s total fleet during this initial phase of the Master Agreement. ABCR also has an option to proceed with Statement of Work 2 (“SOW#2”), pursuant to which the Company would sell to ABCR additional units.  After ABCR purchases such additional units, then ABCR affiliates and franchisees will have the right to enter into agreements with the Company to purchase the System on substantially the same terms and conditions as are in the Master Agreement. The term of SOW#2 is sixty (60) months.

In 2009, the Company entered into a contract for a pilot agreement with ABCR pursuant to which the Company’s rental fleet management system was implemented on a portion of the customer’s fleet of vehicles. Concurrent with the execution of SOW#1, the contract for the pilot program was terminated and the payment terms for the vehicle management systems implemented under the pilot program were incorporated into SOW#1.  Under the terms of SOW#1, the Company is entitled to issue sixty (60) monthly invoices of up to $53,000 for active vehicle management systems installed under the former pilot program.  In the event that ABCR terminates SOW#1, then ABCR would be liable to the Company for the net present value of all future remaining charges under SOW#1 at a negotiated discount rate per annum, with the payment due on the effective date of termination. As discussed in Note 8 to the Unaudited Condensed Consolidated Financial Statements, the Company recognized the product revenue of approximately $2.0 million for these pilot units at the present value of the fixed product portion of the monthly fee and cost of product of approximately $1.1 million. The maintenance portion of the monthly invoices will be recognized as service income on a monthly basis.

The Master Agreement provides for a period of exclusivity (the “Exclusivity Period”) commencing on the Effective Date and ending twelve (12) months after delivery of the 5000th unit pursuant to SOW#1. Commencing on the effective date of SOW#2, the Exclusivity Period will continue (or resume, if the Exclusivity Period has elapsed by the effective date of SOW#2, provided that SOW#2 is executed within three (3) months of expiry, unless the Company has already entered into an agreement with another customer to sell the System) for a period of four (4) years. During the Exclusivity Period, the Company will not (i) sell the System to any ABCR Competitor (as defined in the Master Agreement) for the same purpose set forth in the Master Agreement, and/or (ii) market and/or engage in any sales discussions or negotiations regarding any sale of the System with any ABCR Competitor that is prohibited under clause (i) above.

The Master Agreement may be terminated by ABCR for cause (which is generally the Company’s material breach of its obligations under the Master Agreement), for convenience (subject to the termination fee detailed in the Master Agreement), upon a material adverse change to the Company (as defined in the Master Agreement), or for intellectual property infringement.  The Company does not have the right to unilaterally terminate the Master Agreement.

Asset Intelligence, LLC Acquisition

On January 7, 2010, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with General Electric Capital Corporation (“GECC”) and GE Asset Intelligence, LLC (“GEAI”), pursuant to which the Company acquired GEAI’s telematics business (the “GEAI Business”) through the purchase of 100% of the membership interests of Asset Intelligence, LLC (“AI”), a newly formed, wholly owned subsidiary of GEAI into which substantially all of the assets, including intellectual property, and liabilities of the GEAI Business had been transferred immediately prior to the closing. Effective with the closing of the transaction, AI became a wholly owned subsidiary of the Company. See Note 11 to the Unaudited Condensed Consolidated Financial Statements.

Prior to the AI acquisition, the Company operated in a single reportable segment, which consisted of the historical operations of I.D. Systems (“IDS”). Subsequent thereto, the Company determined that it has two reportable segments organized by product line: IDS and AI. The IDS operating segment includes the Company’s core wireless asset management systems operations: I.D. Systems, Inc., I.D. Systems, GmbH, and Didbox Ltd. This core business develops, markets and sells wireless solutions for managing and securing high-value enterprise assets, such as industrial trucks and rental fleets. The AI operating segment, which consists of Asset Intelligence, LLC, provides data-driven telematics solutions for tracking and managing supply chain assets, such as trailers and containers. During the first quarter of 2011, the Company reorganized the manner in which it manages its business by merging the two segments while maintaining the IDS industrial and rental fleet management and the AI transportation asset management product lines. All previously reported financial information has been revised to conform to the current presentation.

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

NOTE 5 — INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three- and nine-month periods ended September 30, 2010, the Company reported unrealized gains of $66,000 and $154,000, respectively, and for the three- and nine-month periods ended September 30, 2011, the Company reported unrealized (loss) gain of $29,000 and $17,000, respectively, on available for sale securities in total comprehensive loss. Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and mutual funds, and all other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale, excluding investment in mutual funds of $3,510,000, classified by the contractual maturity date of the security as of September 30, 2011:

Fair Value

Due within one year	$3,221,000

Due one year through three years	8,087,000
Due after three years	399,000

Long term	8,486,000
$11,707,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types at September 30, 2011 are as follows:

		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Investments — short term
Available for sale
U.S. Treasury Notes	$560,000	$1,000	$-	$561,000
Mutual funds	3,586,000	-	(76,000)	3,510,000
Corporate bonds and commercial paper	1,207,000	5,000	-	1,212,000
Government agency bonds	1,447,000	1,000	-	1,448,000

Total available for sale — short term	6,800,000	7,000	(76,000)	6,731,000

Marketable securities — long term
Available for sale
U.S. Treasury Notes	5,139,000	33,000	-	5,172,000
Government agency bonds	761,000	3,000	-	764,000
Corporate bonds and commercial paper	2,515,000	35,000		2,550,000

Total available for sale — long term	8,415,000	71,000	-	8,486,000

Total investments	$15,215,000	$78,000	$(76,000)	$15,217,000

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

At September 30, 2011, the Company’s investments described above are classified as Level 1 for fair value measurements.

NOTE 6 — REVENUE RECOGNITION

The Company’s revenue is derived from: (i) sales of our industrial and rental fleet wireless asset management systems and services, which includes training and technical support; (ii) sales of our transportation asset management systems and spare parts sold to customers (for which title transfers on the date of customer receipt) and from the related communication services under contracts that generally provide for service over periods ranging from one to five years; (iii) post-contract maintenance and support agreements; and (iv) periodically, from leasing arrangements.

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

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. The Company amortized $196,000 and $426,000 of deferred equipment revenue during the three- and nine-month periods ended September 30, 2010, respectively, and $723,000 and $1,713,000 during the three- and nine-month periods ended September 30, 2011, respectively.

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

The Company also enters into post-contract maintenance and support agreements for its wireless asset management systems. Revenue is recognized ratably over the service period and the cost of providing these services is expensed as incurred. Deferred revenue also includes prepayment of extended maintenance and support contracts.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the condensed consolidated statements of operations.

Deferred revenue as of December 31, 2010 and September 30, 2011 consists of the following:

	December 31,	September 30,
	2010	2011

Deferred activation fees	$96,000	$218,000
Deferred industrial equipment installation revenue	367,000	105,000
Deferred maintenance revenue	798,000	894,000
Deferred remote asset management product revenue	5,539,000	6,071,000

	6,800,000	7, 288,000
Less: Current portion	2,186,000	3,235,000

Deferred revenue – less current portion	$4,614,000	$4,053,000

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2010 and September 30, 2011, unbilled receivables were $-0- and $20,000, respectively, and are included in accounts receivable in the Condensed Consolidated Balance Sheets.

NOTE 7 — NOTES RECEIVABLE AND SALES-TYPE LEASE RECEIVABLE

Notes Receivable

Notes receivable of $330,000 and $250,000 at December 31, 2010 and September 30, 2011, respectively, relate to product financing arrangements that exceed one year and bear interest at approximately 8%. Interest is recognized over the life of the notes. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. The revenue derived from the sale of monitoring equipment and the related costs are deferred. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service.

Notes receivable	$250,000
Less: Current portion	35,000

Notes receivable - less current portion	$215,000

Sales-type Lease Receivable

The present value of net investment in sales-type lease receivable of $862,000 and $3,195,000 at December 31, 2010 and September 30, 2011, respectively, is for principally five-year leases of the Company’s product including the Avis product pilot (see Notes 2 and 8 to the Unaudited Condensed Consolidated Financial Statements) and is reflected net of unearned income of $132,000 and $334,000 at December 31, 2010 and September 30, 2011, respectively, discounted at 4% – 14%.

Scheduled maturities of minimum lease payments outstanding as of September 30, 2011 are as follows:

Year ending December 31:

October - December 2011	$176,000
2012	737,000
2013	776,000
2014	689,000
2015	515,000
Thereafter	302,000

3,195,000
Less: Current portion	176,000

Sales-type lease receivable – less current portion	$3,019,000

NOTE 8 — DEFERRED COSTS

In 2009, the Company entered into a contract for a pilot program with ABCR, pursuant to which the Company’s rental fleet management system was implemented on a portion of ABCR’s fleet of vehicles. The term of the contract was for five years and ABCR was entitled to terminate the contract after 22 months, subject to a performance clause and early termination fees. As a result of the early termination clause, costs directly attributable to this contract, consisting principally of engineering and manufacturing costs, were being deferred until implementation of the system was completed. The deferred contract costs were charged to cost of product revenue in accordance with the cost recovery method, pursuant to which the deferred contract costs were reduced in each period by an amount equal to the product revenue recognized until all the capitalized costs were recovered, at which time the Company would recognize a gross profit, if any.

As described in Note 2 to the Unaudited Condensed Consolidated Financial Statements, concurrent with the execution of SOW#1 on August 22, 2011, the contract for the pilot program was terminated and payment terms for the vehicle management systems installed under the pilot program were incorporated into SOW#1.  Under the terms of SOW#1, the Company is entitled to issue sixty (60) monthly invoices of up to $53,000 for active vehicle management systems installed under the former pilot program. In the event that ABCR terminates SOW#1 then ABCR would be liable to the Company for the net present value of all future remaining charges under SOW#1 using the implicit rate in the lease, with the payment due on the effective date of termination. With the execution of SOW#1, the Company recognized the associated revenue since the sales price for the vehicle management systems implemented under the former pilot program is fixed and determinable and collectability is reasonably assured.  As a result of the change in contractual terms, which necessitated a new methodology of revenue recognition, during the third quarter of 2011, the Company recorded product revenue and a sales-type lease receivable for the net present value of the monthly product payments of approximately $2.0 million and recognized the remaining deferred contract costs of approximately $1.1 million to product cost of sales in the Condensed Consolidated Statement of Operations. The maintenance portion of the monthly invoices will be recognized as service income on a monthly basis.

The Company capitalized  $334,000  and $750,000 of such contract costs for the ABCR pilot program during the three- and nine-month periods ended September 30, 2010, respectively, and amortized $70,000 and $82,000 of such costs for the three- and nine-month periods ended September 30, 2010, respectively. As a result of the change in contractual terms on August 22, 2011, and the resultant change in the revenue recognition methodology, the unamortized deferred contract costs of approximately $1.1 million were charged to cost of product sales.

Deferred product costs consist of transportation asset management equipment costs deferred in accordance with our revenue recognition policy (see Note 6 to the Unaudited Condensed Consolidated Financial Statements).

Deferred costs consist of the following:

	December 31, 2010	September 30, 2011
Deferred contract costs	$694,000	$-
Deferred product costs	3,443,000	3,744,000

	4,137,000	3,744,000
Less: Current portion	1,159,000	1,503,000

	$2,978,000	$2,241,000

NOTE 9 — INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

Inventories as of December 31, 2010 and September 30, 2011 consist of the following:

	December 31, 2010	September 30, 2011
Components	$4,244,000	$5,163,000
Finished goods	3,051,000	3,257,000

	$7,295,000	$8,420,000

NOTE 10 — FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2010	September 30, 2011
Equipment	$1,026,000	$1,092,000
Computer software	2,982,000	3,103,000
Computer hardware	1,751,000	1,774,000
Furniture and fixtures	329,000	330,000
Automobiles	47,000	47,000
Leasehold improvements	246,000	246,000

	6,381,000	6,592,000
Accumulated depreciation and amortization	(2,528,000)	(3,445,000)

	$3,853,000	$3,147,000

Depreciation and amortization expense for the three- and nine-month periods ended September 30, 2010 was $308,000 and $938,000, respectively, and for the three- and nine-month periods ended September 30, 2011 was $292,000 and $917,000, respectively. This includes amortization of costs associated with computer software and website development for the three- and nine-month periods ended September 30, 2010 of $147,000 and $429,000, respectively, and for the three- and nine-month periods ended September 30, 2011 of $155,000 and $466,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the Veriwise® systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (“GPS”)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $842,000 and $121,000 for website enhancements for the nine months ended September 30, 2010 and 2011, respectively.

NOTE 11 — ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

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

The Company incurred acquisition-related expenses of approximately $1,355,000, of which $1,241,000 and $114,000 were included in selling, general and administrative expenses in 2009 and for the nine months ended September 30, 2010, respectively.

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

The following revenue and operating loss of AI were included in the Company’s condensed consolidated results of operations for the three- and nine-month periods ended September 30, 2010:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2010

Revenues	$3,699,000	$11,471,000
Operating loss	(434,000)	(2,555,000)

The following table represents the combined pro forma revenue and earnings for the nine-month period ended September 30, 2010:

		Nine Months
	Nine Months	Ended
	Ended	September 30, 2010
	September 30, 2010	Pro Forma
	Historical	Combined

Revenue	$18,627,000	$18,869,000
Net loss	(9,947,000)	(9,878,000)
Net loss per share — basic and diluted	(0.89)	(0.88)

There have been no changes in the carrying amount of goodwill from January 1, 2011 to September 30, 2011.

The following table summarizes intangible assets arising from the AI acquisition and previous acquisitions by the Company (namely, the acquisitions of PowerKey and Didbox Ltd.) as of December 31, 2010 and September 30, 2011:

September 30, 2011	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(237,000)	$1,252,000
Tradename	5	200,000	(70,000)	130,000
Non-competition agreement	3	234,000	(137,000)	97,000
Technology	5	50,000	(19,000)	31,000
Workforce	5	33,000	(12,000)	21,000
Customer relationships	5	4,499,000	(1,577,000)	2,922,000

		6,505,000	(2,052,000)	4,453,000

Unamortized:
Customer list		104,000	—	104,000
Trademark and Tradename		135,000	—	135,000

		239,000	—	239,000

Total		$6,744,000	$(2,052,000)	$4,692,000

December 31, 2010	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(135,000)	$1,354,000
Tradename	5	200,000	(40,000)	160,000
Non-competition agreement	3	234,000	(78,000)	156,000
Technology	5	50,000	(12,000)	38,000
Workforce	5	33,000	(8,000)	25,000
Customer relationships	5	4,499,000	(900,000)	3,599,000

		6,505,000	(1,173,000)	5,332,000
Unamortized:
Customer list		104,000	—	104,000
Trademark and Tradename		135,000	—	135,000

		239,000	$—	239,000

Total		$6,744,000	$(1,173,000)	$5,571,000

Amortization expense for the three- and nine-month periods ended September 30, 2010 was $169,000 and $509,000, respectively, and for the three- and nine-month periods ended September 30, 2011 was $292,000 and $879,000, respectively. Future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

October – December 2011	$291,000
2012	1,170,000
2013	1,091,000
2014	1,086,000
2015	135,000

NOTE 12 — NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three- and nine-month periods ended September 30, 2010 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Basic and diluted loss per share
Net loss	$(1,858,000)	$(214,000)	$(9,947,000)	$(4,022,000)

Weighted-average shares outstanding	11,138,000	11,173,000	11,170,000	10,969,000

Basic and diluted net loss per share	$(0.17)	$(0.02)	$(0.89)	$(0.37)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. The Company has revised the weighted-average shares to exclude the restricted shares. There was no impact on loss per share during the periods. For the three- and nine-month periods ended September 30, 2010, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of an aggregate of 2,980,000 outstanding stock options and restricted stock awards would have been anti-dilutive. For the three- and nine-month periods ended September 30, 2011, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of an aggregate of 3,652,000 outstanding stock options, restricted stock and warrants would have been anti-dilutive.

NOTE 13 — STOCK-BASED COMPENSATION

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

The Company recognizes all share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $241,000 and $961,000, respectively, for the three- and nine-month periods ended September 30, 2010 and $190,000 and $610,000, respectively, for the three- and nine-month periods ended September 30, 2011, in connection with awards made under the stock option plans.

The following table summarizes the activity relating to the Company’s stock options for the nine months ended September 30, 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	2,666,000	$7.34
Granted	135,000	4.55
Exercised	(32,000)	2.35
Expired	(17,000)	5.60
Forfeited	(67,000)	7.58

Outstanding at end of period	2,685,000	$7.26	5 years	$1,831,000

Exercisable at end of period	1,599,000	$9.65	4 years	$231,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	September 30,
	2010	2011

Expected volatility	53% - 59%	54% - 57%
Expected life of options	3 - 5 years	3 - 5 years
Risk free interest rate	2%	2%
Dividend yield	0%	0%
Weighted average fair value of options granted during the period	$1.34	$1.91

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the nine-month periods ended September 30, 2010 and 2011 was $1,512,000 and $634,000, respectively. The total intrinsic value of options exercised during the nine-month periods ended September 30, 2010 and 2011 was $1,000 and $34,000, respectively.

As of September 30, 2011, there was approximately $1,290,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.48 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested shares for the nine months ended September 30, 2011 is as follows:

	Non-vested Shares	Weighted- Average Grant Date Fair Value

Non-vested, beginning of year	319,000	$3.07
Granted	63,000	4.55
Vested	(15,000)	3.25
Forfeited	-	-

Non-vested, end of period	367,000	$3.32

The Company recorded stock-based compensation expense of $41,000 and $199,000, respectively, for the three- and nine-month periods ended September 30, 2010 and $96,000 and $274,000, respectively, for the three- and nine-month periods ended September 30, 2011, respectively, in connection with restricted stock grants. As of September 30, 2011, there was $659,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.38 years.

Performance Shares

In June 2009, the Compensation Committee granted an aggregate of 233,000 performance shares to key employees pursuant to the 2007 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period ending in January 2012, with the ability to achieve prorated performance shares during interim annual measurement periods from January 31, 2009 to January 31, 2012. January of each year from 2009 to 2012 is used as the interim measurement date, since it is assumed that earnings announcements will take place in January with respect to the preceding year end. If the performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the three- and nine-month periods ended September 30, 2010 and 2011 was insignificant. As of September 30, 2011, there was $22,000 of total unrecognized compensation expense related to these awards. That cost is expected to be recognized over a weighted-average period of 0.8 year.

In February 2010 and October 2010, the Compensation Committee granted an aggregate of 44,000 and 50,000 performance shares, respectively, to key employees pursuant to the 2007 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period ending in October 2013, with the ability to achieve prorated performance shares during interim annual measurement periods from January 31, 2010 to January 31, 2013. January of each year from 2010 to 2013 is used as the interim measurement date, since it is assumed that earnings announcements will take place in January with respect to the preceding year end. If the performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the three- and nine-month periods ended September 30, 2010 and 2011 was insignificant. As of September 30, 2011, there was $13,000 of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Warrants

In connection with the Purchase Agreement entered into on August 22, 2011 (the “Effective Date”), the Company issued and sold to Avis Budget Group a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of the Company’s common stock (collectively, the “Warrant Shares”) at an exercise price of $10 per share of common stock. The Warrant is exercisable (i) with respect to 100,000 shares of common stock, at any time after the Effective Date and on or before the fifth (5th ) anniversary thereof, and (ii) with respect to 500,000 shares of common stock, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC, a Delaware limited liability company (“ABCR”) and the subsidiary of Avis Budget Group that is  the counterparty under the Master Agreement (described in Note 2 to the Unaudited Condensed Consolidated Financial Statements), executes and delivers to the Company SOW#2 (as defined in the Master Agreement) and on or before the fifth (5th) anniversary of the Effective Date.

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder.  The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of September 30, 2011, the Company has not yet been requested to file such a registration statement.

The exercise price of the Warrant and, in some cases, the number of shares of our common stock issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to holders of common stock.  In the event of a fundamental transaction involving the Company, such as a merger, consolidation, sale of substantially all of the Company’s assets or similar reorganization or recapitalization, the holder will be entitled to receive, upon exercise of the Warrant, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction.

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Shares pursuant to this Purchase Agreement and Warrant Shares pursuant to any exercise of the Warrants. As of September 30, 2011, the Company has sufficient shares reserved.

The 100,000 Warrant Shares which vested on the Effective Date were valued at $137,000 using a Black-Scholes pricing model using the following assumptions: risk-free interest rate of 0.941%, expected life of 5 years, expected volatility of 54.6% and an expected dividend yield of 0.0%.  The $137,000 fair value was recorded as reduction of product revenue pursuant to the applicable accounting guidance. The Company has determined that the warrants should be accounted for as an equity instrument.

The remaining 500,000 Warrant Shares underlying the Warrant, which vest upon the execution of SOW#2, have not been valued at this time since the Company has not determined that it is probable that SOW#2 will be executed and that the Warrant will become exercisable for these remaining 500,000 Warrant Shares.  Since there is no penalty for failure to execute SOW#2, there is no performance commitment date and, therefore, there is no measurement date for these 500,000 Warrant Shares underlying the Warrant until SOW#2 is executed.

NOTE 14 — PRODUCT WARRANTIES

The Company warrants its transportation asset management products against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of December 31, 2010 and September 30, 2011.

The following table summarizes warranty activity for the nine-month periods ended September 30, 2010 and 2011:

	Nine Months Ended September 30,
	2010	2011

Accrued warranty reserve, beginning of period	$2,053,000	$2,069,000
Additional warranty reserve based on final allocation of the purchase price	604,000	—

	2,657,000	2,069,000
Accrual for product warranties issued	36,000	356,000
Product replacements and other warranty expenditures	(598,000)	(438,000)
Expiration of warranties	(44,000)	(171,000)

Accrued warranty reserve, end of period	$2,051,000	$1,816,000

NOTE 15 — INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of September 30, 2011, the Company had provided a valuation allowance to fully reserve its net operating loss carry-forwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, accounts receivable, and investments in securities are carried at fair value and accounts payable and other liabilities approximate their fair values due to the short period to maturity of these instruments.

NOTE 17 — CONCENTRATION OF CUSTOMERS

Two customers accounted for 18% and 10%, respectively, of the Company’s revenue and 15%, and 18% respectively, of the Company’s accounts receivable during the nine-month period ended and as of September 30, 2011.

One customer accounted for 28% of the Company’s revenue and 21% of the Company’s accounts receivable during the nine-month period ended September 30, 2010.

NOTE 18 — STOCK REPURCHASE PROGRAM

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases will be dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. For the nine-month period ended September 30, 2011, the Company purchased a total of approximately 229,000 shares of its common stock in open market transactions under the stock repurchase program for an aggregate purchase price of $1,050,000. As of September 30, 2011, the Company has purchased a total of approximately 265,000 shares of its common stock in open market transactions under the stock repurchase program for an aggregate purchase price of approximately $1,148,000, or an average cost of $4.33 per share.

In addition, on May 3, 2007, the Company previously had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The Company did not purchase any shares of its common stock under the 2007 Repurchase Program during the nine-month period ended September 30, 2011. As of September 30, 2011, the Company had purchased a total of approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management. The 2007 Repurchase Program does not have an expiration date, and the Company may discontinue or suspend the 2007 Repurchase Program at any time.

NOTE 19 — COMPREHENSIVE LOSS

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Net loss	(1,858,000)	$(214,000)	$(9,947,000)	$(4,022,000)
Unrealized gain (loss) on available-for-sale marketable securities	66,000	(29,000)	154,000	17,000
Foreign currency translation	54,000	(39,000)	(35,000)	33,000

Total other comprehensive loss	$(1,738,000)	$(282,000)	$(9,828,000)	$(3,972,000)

The accumulated balances for each classification of other comprehensive loss are as follows:

	Foreign currency translation gains (losses)	Unrealized gain (losses) on investments	Accumulated other comprehensive income

Balance at January 1, 2011	$(22,000)	$(15,000)	$(37,000)
Net current period change	33,000	17,000	50,000
Reclassification adjustments for gains (losses) reclassified into income	-	-	-

Balance at September 30, 2011	$11,000	$2,000	$13,000

NOTE 20 — WHOLLY OWNED FOREIGN SUBSIDIARIES

In May 2009, the Company formed an entity in Germany called I.D. Systems, GmbH. This foreign entity is wholly owned by I.D. Systems, Inc. The GmbH financial statements are consolidated with the financial statements of I.D. Systems, Inc.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Net revenue	$71,000	$123,000	$459,000	$692,000

Net loss	(120,000)	(154,000)	(319,000)	(306,000)

Total assets of GmbH were $1,051,000 and $971,000 as of December 31, 2010 and September 30, 2011, respectively. The GmbH operates in a local currency environment using the Euro as its functional currency.

In October 2009, the Company acquired Didbox Ltd. (“Didbox”). This foreign entity is wholly owned by I.D. Systems, Inc. and is headquartered in the United Kingdom. The Didbox financial statements are consolidated with the financial statements of I.D. Systems, Inc. as of the effective date of the acquisition.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Net revenue	$103,000	$113,000	$310,000	$529,000

Net (loss) income	(14,000)	(73,000)	(62,000)	(69,000)

Total assets of Didbox were $719,000 and $741,000 as of December 31, 2010 and September 30, 2011, respectively. Didbox operates in a local currency environment using the British Pound as its functional currency.

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with the GmbH resulted in translation (loss) gain of $(35,000) and $33,000 for the nine months ended September 30, 2010 and 2011, respectively, which is included in comprehensive loss in the consolidated statement of changes in stockholders’ equity.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions gains (losses) for the three- and nine-month periods ended September 30, 2010 of $21,000 and $(12,000), respectively, and for the three- and nine-month periods ended September 30, 2011 of $(22,000) and $6,000, respectively, are included as an offset to selling, general and administrative expenses in the condensed consolidated statement of operations.

NOTE 21 — RIGHTS AGREEMENT

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

NOTE 22 — COMMITMENTS AND CONTINGENCIES

Except for normal operating leases, the Company is not currently subject to any material commitments.

Contingencies

The Company is not currently subject to any material commitments and legal proceedings, nor, to management’s knowledge, is any material legal proceeding threatened against the Company.

The Company sued a competitor for patent infringement in the United States District Court for the District of New Jersey.  The competitor countersued for breach of contract against the Company in the United States District Court for the Northern District of Texas.  On September 9, 2011, the parties entered into an agreement to settle the outstanding litigation for a $275,000 payment from the competitor to the Company. The Company recognized the $275,000 payment in other income in the Condensed Consolidated Statement of Operations.

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

NOTE 23 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. We do not expect the adoption of these provisions to have a significant impact on our financial statements.

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

In September 2011, the FASB issued accounting pronouncement No. 2011-08, Intangibles—Goodwill and Other (FASB ASC Topic 350) that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The provisions for this pronouncement are effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by, and information currently available to, management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “believe,” “expect,” “estimate,” “project,” “predict,” “forecast,” “plan,” “anticipate,” “target,” “outlook,” “envision,” “intend,” “seek,” “may,” “will,” or “should,” and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including, without limitation, business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products, and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

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

Risks to Our Business

During the nine-month period ended September 30, 2011, we generated revenues of $27.5 million, and the Wal-Mart Stores, Inc. and Ford Motor Company accounted for 18% and 10% of our revenues, respectively. During the nine-month period ended September 30, 2010, we generated revenues of $18.6 million, and the Wal-Mart Stores, Inc. accounted for 28% of our revenues.

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

We expect that many customers who utilize our solutions will do so as part of a large-scale deployment of these solutions across multiple or all divisions of their organizations. A customer’s decision to deploy our solutions throughout its organization will involve a significant commitment of its resources. Accordingly, initial implementations may precede any decision to deploy our solutions enterprise-wide. Throughout this sales cycle, we may spend considerable time and expense educating and providing information to prospective customers about the benefits of our solutions, and there can be no assurance that our solutions will be deployed on a wider scale by the customer.

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

Critical Accounting Policies

For the nine months ended September 30, 2011, there were no significant changes to the Company’s critical accounting policies as identified in its Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Revenue:
Products	39.2%	61.3%	34.3%	53.5%
Services	60.8	38.7	65.7	46.5

	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of products	23.2	34.0	18.0	30.5
Cost of services	24.6	13.6	26.3	16.5

Total gross profit	52.2	52.4	55.7	53.0

Selling, general and administrative expenses	68.2	50.2	94.4	60.1
Research and development expenses	16.8	7.3	18.0	9.5

Loss from operations	(32.8)	(5.1)	(56.7)	(16.6)
Interest income, net	2.8	0.5	3.1	0.6
Interest expense	-	-	(0.3)	-
Other income	1.4	2.7	0.5	1.3

Net loss	(28.6)%	(1.9)%	(53.4)%	(14.7)%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2011

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2010	2011
Product revenue:
Industrial and rental fleet management	$1,908,000	$5,823,000
Transportation asset management	634,000	1,089,000
	2,542,000	6,912,000

Services revenue:
Industrial and rental fleet management	883,000	1,376,000
Transportation asset management	3,065,000	2,996,000
	3,948,000	4,372,000

	$6,490,000	$11,284,000

REVENUES. Revenues increased by $4.8 million, or 73.9%, to $11.3 million in the three months ended September 30, 2011 from $6.5 million in the same period in 2010. The increase in revenue is principally attributable to an increase in industrial and rental fleet management revenue of $4.4 million to $7.2 million in 2011 from $2.8 million in 2010. Transportation asset management revenue increased $0.4 million to $4.1 million in 2011 from $3.7 million in 2010.

Revenues from products increased by $4.4 million, or 171.9%, to $6.9 million in the three months ended September 30, 2011 from $2.5 million in the same period in 2010. Industrial and rental fleet management product revenue increased by $3.9 million to $5.8 million in 2011 from $1.9 million in 2010. Transportation asset management product revenue increased by $0.5 million to $1.1 million in 2011 from $0.6 million in 2010. The increase in industrial and rental fleet management product revenue resulted principally from increased product sales to Avis Budget Group, Inc. of $1.9 million principally from the new contract with ABCR (as detailed in Notes 2 and 8 to the Unaudited Condensed Consolidated Financial Statements), Ford Motor Company of $0.8 million, The Raymond Corporation of $0.3 million, and the U.S. Postal Service of $0.4 million. The increase in transportation asset management product revenue resulted principally from increased product sales to Hyundai Translead of $0.2 million for product to be installed on the Wal-Mart Stores, Inc. fleet.

Revenues from services increased by $0.4 million, or 10.7%, to $4.4 million in the three months ended September 30, 2011 from $3.9 million in the same period in 2010. Industrial and rental fleet management service revenue increased $0.5 million to $1.4 million in 2011 from $0.9 million in 2010. Transportation asset management service revenue decreased $0.1 million to $3.0 million in 2011 from $3.1 million in 2010. The increase in industrial and rental fleet management service revenue of $0.5 million resulted principally from increased services to the U.S. Postal Service of $0.4 million.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2010	2011
Cost of products:
Industrial and rental fleet management	$969,000	$2,983,000
Transportation asset management	538,000	850,000
	1,507,000	3,833,000

Cost of services:
Industrial and rental fleet management	317,000	457,000
Transportation asset management	1,278,000	1,072,000
	1,595,000	1,529,000

	$3,102,000	$5,362,000

COST OF REVENUES. Cost of revenues increased by $2.3 million, or 72.9%, to $5.4 million in the three months ended September 31, 2011 from $3.1 million for the same period in 2010. The increase is principally attributable to the increase in product revenue in 2011. Gross profit was $5.9 million in 2011 compared to $3.4 million in 2010. As a percentage of revenues, gross profit increased to 52.5% in 2011 from 52.2% in 2010.

Cost of products increased by $2.3 million, or 154.3%, to $3.8 million in the three months ended September 30, 2011 from $1.5 million in the same period in 2010. Gross profit for products was $3.1 million in 2011 compared to $1.0 million in 2010. The increase in gross profit was attributable to a $1.9 million (approximately $0.7 million from the Avis transaction) increase in the industrial and rental fleet management gross profit to $2.8 million in 2011 from $0.9 million in 2010 and a $0.1 million increase in the transportation asset management gross profit to $0.2 million in 2011 from $0.1 million in 2010. As a percentage of product revenues, gross profit increased to 44.5% in 2011 from 40.7% in 2010. The increase in gross profit as a percent of product revenue was due to transportation asset management product revenue contributing a higher gross profit percentage of 21.9% in 2011 from 15.1% in 2010 and the industrial and rental fleet management gross profit percentage of 48.8% in 2011 remaining relatively consistent with the gross profit margin of 49.2% in 2010.

Cost of services decreased by $0.1 million, or 4.1%, to $1.5 million for the three months ended September 30, 2011 from $1.6 million in the same period in 2010. Gross profit for services was $2.8 million in 2011 compared to $2.4 million in 2010. The increase in gross profit was attributable to a $0.3 million increase in the industrial and rental fleet management gross profit to $0.9 million in 2011from $0.6 million in 2010 and a $0.1 million increase in transportation asset management gross profit to $1.9 million in 2011 from $1.8 million in 2010. As a percentage of service revenues, gross profit increased to 65.5% in 2011 from 59.6% in 2010. The increase in gross profit as a percent of service revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 66.8% in 2011 from 64.1% in 2010 and an increase in the transportation asset management gross profit percentage to 64.2% in 2011 from 58.3% in 2010. The increase in the industrial and rental fleet management gross profit percentage is primarily due to an increase in revenues while fixed costs remained constant.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.2 million, or 28.1%, to $5.7 million in the three months ended September 30, 2011 compared to $4.4 million in the same period in 2010 due primarily to an increase in legal fees of $0.4 million, bonuses of $0.2 million and sales commissions of $0.2 million. As a percentage of revenues, selling, general and administrative expenses decreased to 50.2% in the three months ended September 30, 2011 from 68.2% in the same period in 2010, primarily due to the increase in revenue in 2011 and relatively fixed overhead costs.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $0.2 million, or 24.1%, to $0.9 million in the three months ended September 30, 2011 from $1.1 million in the same period in 2010 principally from a decrease in consulting expenses of approximately $0.2 million. As a percentage of revenues, research and development expenses decreased to 7.3% in the three months ended September 30, 2011 from 16.8% in the same period in 2010, primarily due to the increase in revenues in 2011.

INTEREST INCOME. Interest income decreased by $119,000, or 66.5%, to $60,000 in the three months ended September 30, 2011 from $179,000 in the same period in 2010. This decrease was attributable primarily to a decrease in cash and investments.

OTHER INCOME/EXPENSE. Other income of $300,000 in the three months ended September 30, 2011 increased $211,000, or 237.1%, from other income of $89,000 in the same period in 2010. Other income for the three months ended September 30, 2011 consists principally of a legal settlement of $275,000 with a competitor.

NET LOSS. Net loss was $0.2 million, or $(0.02) per basic and diluted share, for the three months ended September 30, 2011 as compared to net loss of $1.9 million, or $(0.17) per basic and diluted share, for the same period in 2010. The increase in the net loss was due primarily to the reasons described above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2011

The following table sets forth our revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2010	2011
Product revenue:
Industrial and rental fleet management	$4,760,000	$12,028,000
Transportation asset management	1,634,000	2,647,000
	6,394,000	14,675,000

Services revenue:
Industrial and rental fleet management	2,396,000	3,423,000
Transportation asset management	9,837,000	9,353,000
	12,233,000	12,776,000

	$18,627,000	$27,451,000

REVENUES. Revenues increased by $8.8 million, or 47.4%, to $27.5 million in the nine months ended September 30, 2011 from $18.6 million in the same period in 2010. The increase in revenue is principally attributable to an increase in industrial and rental fleet management revenue of $8.3 million to $15.5 million in 2011 from $7.2 million in 2010. Transportation asset management revenue increased $0.5 million to $12.0 million in 2011 from $11.5 million in 2010.

Revenues from products increased by $8.3 million, or 129.5%, to $14.7 million in the nine months ended September 30, 2011 from $6.4 million in the same period in 2010. Industrial and rental fleet management product revenue increased by $7.3 million to $12.0 million in 2011 from $4.8 million in 2010. Transportation asset management product revenue increased by $1.0 million to $2.6 million in 2011 from $1.6 million in 2010. The increase in industrial and rental fleet management product revenue resulted principally from increased product sales to Avis Budget Group, Inc. of $2.2 million principally from the new contract with ABCR (as detailed in Notes 2 and 8 to the Unaudited Condensed Consolidated Financial Statements), The Raymond Corporation of $1.4 million, Ford Motor Company of $1.9 million and the U.S. Postal Service of $0.9 million. The increase in transportation asset management revenue resulted principally from increased product sales to Hyundai Translead of $0.4 million and Great Dane Trailers of $0.3 million for product to be installed on the Wal-Mart Stores, Inc. fleet.

Revenues from services increased by $0.6 million, or 4.4%, to $12.8 million in the nine months ended September 30, 2011 from $12.2 million in the same period in 2010. Industrial and rental fleet management service revenue increased $1.0 million to $3.4 million in 2011 from $2.4 million in 2010. The increase in industrial and rental fleet management service revenue was principally due to a $0.3 million increase in service revenue from The Raymond Corporation and a $0.5 million increase from the U.S. Postal Service. Transportation asset management service revenue decreased $0.5 million to $9.4 million in 2011 from $9.8 million in 2010, principally due to a decrease in revenue from the Wal-Mart Stores, Inc.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2010	2011
Cost of products:
Industrial and rental fleet management	$2,524,000	$6,367,000
Transportation asset management	823,000	1,992,000
	3,347,000	8,359,000

Cost of services:
Industrial and rental fleet management	1,002,000	1,307,000
Transportation asset management	3,889,000	3,224,000
	4,891,000	4,531,000

	$8,238,000	$12,890,000

COST OF REVENUES. Cost of revenues increased by $4.7 million, or 56.5%, to $12.9 million in the nine months ended September 30, 2011 from $8.2 million for the same period in 2010. The increase is principally attributable to the increase in product revenue in 2011. Gross profit was $14.6 million in 2011 compared to $10.4 million in 2010. As a percentage of revenues, gross profit decreased to 53.0% in 2011 from 55.8% in 2010.

Cost of products increased by $5.0 million, or 149.7%, to $8.4 million in the nine months ended September 30, 2011 from $3.3 million in the same period in 2010. Gross profit for products was $6.3 million in 2011 compared to $3.0 million in 2010. The increase in gross profit was attributable to a $3.4 million (approximately $0.7 million from the Avis transaction) increase in the industrial and rental fleet management gross profit to $5.7 million in 2011 from $2.3 million in 2010 offset by a $0.1 million decrease in the transportation asset management gross profit to $0.7 million in 2011 from $0.8 million in 2010. As a percentage of product revenues, gross profit decreased to 43.0% in 2011 from 47.7% in 2010. The decrease in gross profit as a percent of product revenue was due to transportation asset management product revenue contributing a lower gross profit percentage of 24.7% in 2011 from 49.6% in 2010 principally due to increasing hardware sales and the industrial and rental fleet management gross profit percentage of 47.1% in 2011 remaining relatively consistent with the gross profit margin of 47.0% in 2010.

Cost of services decreased by $0.4 million, or 7.4%, to $4.50 million, in the nine months ended September 30, 2011 from $4.9 million in the same period in 2010. Gross profit for services was $8.2 million in 2011 compared to $7.3 million in 2010. The increase in gross profit was attributable to a $0.7 million increase in the industrial and rental fleet management gross profit to $2.1 million in 2011from $1.4 million in 2010 and a $0.2 million increase in the transportation asset management gross profit to $6.1 million in 2011 from $5.9 million 2010. As a percentage of service revenues, gross profit increased to 64.5% in 2011 from 60.0% in 2010. The increase in gross profit as a percent of service revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 61.8% in 2011 from 58.2% in 2010 and an increase in the transportation asset management gross profit percentage to 65.5% in 2011 from 60.5% in 2010 primarily due to an increase in service revenue with fixed costs remaining relatively constant, driving the margin higher.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $1.1 million, or 6.2%, to $16.5 million in the nine months ended September 30, 2011 compared to $17.6 million in the same period in 2010 due primarily to a decrease in payroll-related and stock-based compensation expense of $0.9 million and a decrease in consulting expenses of $1.6 million partially offset by increases of $0.6 million in professional fees and $0.4 million in depreciation and amortization expense. As a percentage of revenues, selling, general and administrative expenses decreased to 60.1% in the nine months ended September 30, 2011 from 94.4% in the same period in 2010, primarily due to the increase in revenue in 2011.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $0.8 million, or 22.6%, to $2.6 million in the nine months ended September 30, 2011 from $3.4 million in the same period in 2010 due primarily to a decrease in payroll-related and stock-based compensation expense of $0.3 million and consulting services of $0.3 million. As a percentage of revenues, research and development expenses decreased to 9.5% in the nine months ended September 30, 2011 from 18.0% in the same period in 2010, primarily due to the increase in revenues in 2011.

INTEREST INCOME. Interest income decreased by $415,000, or 72.2%, to $160,000 in the nine months ended September 30, 2011 from $575,000 in the same period in 2010. This decrease was attributable primarily to a decrease in cash and investments.

INTEREST EXPENSE. Interest expense decreased by $56,000 to $-0- in the nine months ended September 30, 2011 from $56,000 in the same period in 2010. This decrease was due to the Company’s repayment of its line of credit borrowing facility with UBS AG during July 2010.

OTHER INCOME/EXPENSE. Other income of $350,000 in the nine months ended September 30, 2011 increased $256,000, or 272.3% from other income of $94,000 in the same period in 2010. The increase in other income is principally from a legal settlement of $275,000 with a competitor.

NET LOSS. Net loss was $4.0 million, or $(0.37) per basic and diluted share, for the nine months ended September 30, 2011 as compared to net loss of $9.9 million, or $(0.89) per basic and diluted share, for the same period in 2010. The increase in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, the Company’s capital requirements have been funded primarily from the net proceeds from the sale of its securities, including the sale of its common stock upon the exercise of options and warrants. In addition, pursuant to the terms of a Purchase Agreement entered into with Avis Budget Group, Inc. (“Avis Budget Group”) on August 22, 2011, for aggregate proceeds of $4,604,500 (or $4.60 per share, which price was based on the average closing price of the Company’s common stock for the twenty trading days prior to the execution date of the Purchase Agreement), the Company issued and sold to Avis Budget Group  (i) 1,000,000 shares of the Company’s common stock, and (ii) a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of our common stock (the “Warrant Shares”). The Warrant is immediately exercisable with respect to 100,000 Warrant Shares and will become exercisable for the remaining 500,000 Warrant Shares upon execution of SOW#2 associated with the Master Agreement entered into by the Company and Avis Budget Car Rental, LLC, a subsidiary of Avis Budget Group.

As of September 30, 2011, the Company had cash and marketable securities of $28.0 million and working capital of $25.8 million, compared to $28.4 million and $24.8 million, respectively, as of December 31, 2010.

Operating Activities

Net cash used in operating activities was $3.8 million for the nine months ended September 30, 2011, compared to net cash used in operating activities of $4.0 million for the same period in 2010. The net cash used in operating activities for the nine months ended September 30, 2011 reflects a net loss of $4.0 million and includes non-cash charges of $0.9 million for stock-based compensation and $1.8 million for depreciation and amortization expense. Changes in working capital items included:

•	an increase in inventory of $1.1 million;

•	an increase in notes and lease receivables of $2.3 million; and

•	a decrease in accounts payable and accrued expenses of $0.9 million, primarily due to the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2011, compared to net cash provided by investing activities of $12.2 million for the same period in 2010. Net cash used in investing activities in 2011 consisted principally of the net purchase of investments of $1.3 million. The change from the same period in 2010 was primarily due to net redemptions of investments of $28.6 million partially offset by $15 million used for the purchase of AI and $1.4 million in fixed asset additions.

Financing Activities

Net cash provided by financing activities was $3.6 million for the nine months ended September 30, 2011, compared to net cash used in financing activities of $11.6 million for the same period in 2010. Net cash provided by financing activities in 2011 consisted principally of $4.6 million from the issuance and sale to the Avis Budget Group of (i) 1,000,000 shares of the Company’s common stock, and (ii) a warrant to purchase up to an aggregate of 600,000 shares of common stock, offset by $1.1 million of share purchases under our share repurchase program. The change from the same period in 2010 was primarily due to $11.6 million used to repay the line of credit with UBS AG in 2010.

Capital Requirements

We believe that with the cash and investments on hand and the proceeds from the Purchase Agreement with Avis Budget Group, we will have sufficient funds available to cover our working capital requirements for at least the next 12 months.

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

Contractual Obligations

As of September 30, 2011, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except as noted below.

On July 14, 2011, the Company entered into a sublease agreement pursuant to which the Company agreed to sublease approximately 11,482 square feet of office space in Plano, Texas, to be used as AI’s headquarters. Occupancy is expected to begin on December 1, 2011 (the “Commencement Date”). The term of the sublease begins on the Commencement Date and ends on September 30, 2015, unless earlier terminated pursuant to any of the terms, covenants or conditions of the sublease agreement or under applicable law. The base rent for the leased premises becomes payable beginning on February 1, 2012, and is approximately $17,701 per month (or $212,412 per year) through the remainder of the term of the sublease. The Company will also be responsible for its pro rata share of any operating expenses, taxes and insurance expenses incurred by sublessor in connection with the office building in which the leased premises are located.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Impact of Recently Issued Accounting Pronouncements

The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 23 (entitled “RECENT ACCOUNTING PRONOUNCEMENTS”) of the Notes to our Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of September 30, 2011, we had cash, cash equivalents and marketable securities of $28.0 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of September 30, 2011, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

Item 4. Controls And Procedures

a. Disclosure controls and procedures.

During the quarter ended September 30, 2011, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of September 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of September 30, 2011 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in internal controls over financial reporting.

We reviewed our internal control over financial reporting at September 30, 2011. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Item 5.  Other Information

On June 27, 2011, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to report on the voting results of the Company’s 2011 Annual Meeting of Stockholders held on June 21, 2011 (the “Annual Meeting”), including, among other matters, the results of the advisory (non-binding) votes of its stockholders regarding approval of the Company’s executive compensation (a “Say-On-Pay Vote”) and the frequency of conducting a Say-On-Pay Vote (a “Say-On-Frequency Vote”).  In accordance with the stockholder voting results at the Annual Meeting, in which (as reported in the Form 8-K) “Every Year” received the highest number of votes cast on the Say-On-Frequency Vote proposal, the Company’s Board of Directors has determined that future stockholder advisory (non-binding) votes on executive compensation will occur every year, until the next required Say-on-Frequency Vote. Accordingly, the next stockholder advisory (non-binding) vote on executive compensation will be held at the Company’s annual meeting of stockholders to be held in 2012.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of August 14, 2011, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors

In addition to the other information set forth in Part 1, “Item 2. Risks to Our Business” of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended September 30, 2011, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On November 4, 2010, the Company announced that its Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock (until such time, if ever, that they are re-issued by the Company). The share repurchase program does not have an expiration date, and the Company may discontinue or suspend the share repurchase program at any time.

The following table describes the Company’s share repurchase activity for each month of the quarterly period ended September 30, 2011. All of the repurchases set forth in the table were made under the share repurchase program in open market transactions.

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

July 1, 2011 –
July 31, 2011	70,000	$4.65	70,000	$1,852,000

August 1, 2011 –
August 31, 2011	-	-	-	$1,852,000

September 1, 2011 –
September 30, 2011	-	-	-	$1,852,000

Total	70,000	$4.33	70,000	$1,852,000

In addition, on May 3, 2007, the Company previously had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The Company did not purchase any shares of its common stock under the 2007 Repurchase Program during the quarterly period ended September 30, 2011. As of September 30, 2011, the Company had purchased approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management. The 2007 Repurchase Program does not have an expiration date, and the Company may discontinue or suspend the 2007 Repurchase Program at any time. All shares of common stock repurchased under the 2007 Repurchase Program are held as treasury stock (until such time, if ever, that they are re-issued by the Company).

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

10.1
Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 12, 2011).

10.2
Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 12, 2011).

10.3
Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 12, 2011).

10.4
Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.5	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

 *      Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I.D. SYSTEMS, INC.

Dated: November 14, 2011	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid

Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2011	By:	/s/ Ned Mavrommatis
Ned Mavrommatis

Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 12, 2011).

10.2
Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 12, 2011).

10.3
Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 12, 2011).

10.4
Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.5	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*      Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.