Form 10-K
period 2011-12-31
ID SYSTEMS INC
filed 2012-03-30
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates, computed by reference to the closing price of the Common Stock as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $44.5 million.

The number of shares of the registrant’s Common Stock outstanding as of March 23, 2012, was 12,060,988 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement For the Registrant’s 2012 Annual Meeting of Stockholders	Part III

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

Note Regarding Trademarks

I.D. Systems has, or has applied for, trademark protection for I.D. Systems, Inc.®, Vehicle Asset Communicator®, ChaMP®, Wireless Asset Net®, AvRamp®, Opti-Kan®, WiFree®, Intelli-Listening®, SecureStream®, PowerFleet®, INTELLIPOINT®, PowerKey®, SafeNav®, and VeriWise TM ..

Item 1. Business

Overview

I.D. Systems, Inc. (together with its subsidiaries, “I.D. Systems,” the “Company,” “we,” “our” or “us”) develops, markets and sells wireless solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts, airport ground support equipment, rental vehicles, and transportation assets, such as dry van trailers, refrigerated trailers, railcars and containers. Our patented systems utilize radio frequency identification (RFID), Wi-Fi, satellite or cellular communications, and sensor technology to address the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, productivity and efficiency of their operations.

We have focused our business activities on three primary applications: (i) industrial fleet management, (ii) transportation asset management, and (iii) rental fleet management. Our solution for industrial fleet management allows our customers to reduce operating costs and capital expenditures and to comply with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solution for transportation asset management allows our customers to increase revenue per asset deployed, reduce fleet size, and improve the monitoring and control of sensitive cargo. Our solution for rental fleet management assists rental car companies in generating higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improving customer service by expediting the rental and return processes. In addition, our wireless solution for “carsharing” enables rental car companies to establish a network of vehicles positioned strategically around cities or on corporate campuses, control vehicles remotely, manage member reservations by smartphone or Internet, and charge members for vehicle use by the hour.

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

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, transportation, aviation, aerospace and defense, homeland security and vehicle rental. Based on revenues for 2011, our top customers were Wal-Mart Stores, Inc., Avis Budget Group, Inc., and Ford Motor Company.

I.D. Systems, Inc. was incorporated in the State of Delaware in 1993.

Our Solutions

We design and implement asset management solutions that deliver an enterprise-level return on investment for our customers. Our solutions can be categorized as either closed-loop systems for managing campus-based assets, or mobile systems for managing remote, “over-the-road” assets.

Campus-Based Asset Management Solutions

Our campus-based asset management solutions incorporate short range wireless devices that provide on-board control, location tracking and data processing for enterprise assets, to provide real-time visibility of, and two-way communications with, such assets. These systems provide architectural and functional advantages that differentiate them from systems used for inventory and logistics tracking. For example, while inventory tracking systems rely on constant, continuous radio frequency (RF) connectivity to perform core functions, our systems require only periodic RF communications, and our on-asset devices perform their core functions autonomously.

Our campus-based asset management system consists of three principal elements:

•	miniature wireless programmable computers attached to assets;

•	fixed-position communication infrastructure consisting of network devices with two-way RF capabilities, RF-based location-emitting beacons and application-specific network servers; and

•	proprietary software, which is a user-friendly, browser-based graphical user interface that provides visibility and control of the system database, and which is hosted either at the local installation site or at I.D. Systems’ commercial data center.

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

To help improve fleet safety and security, our PowerFleet, PowerBox and didBOX systems provide vehicle operator access control to ensure that only trained and authorized personnel are able to use equipment, and impact sensing to assign responsibility for abusive driving.

PowerFleet and PowerBox also provide: electronic operator identification; automatic wireless data communications; electronic vehicle inspection checklists for paperless compliance with governmental safety regulations; automatic reporting of emerging vehicle safety issues; automatic on-vehicle intervention, such as disabling equipment, in response to user-definable safety and security parameters; and remote vehicle deactivation capabilities, allowing a vehicle to be shut down manually or automatically under user-defined conditions.

In addition, our PowerFleet system is compatible with a variety of electronic driver identification technologies and can communicate using the customer’s Wi-Fi network. PowerFleet also provides indoor and outdoor vehicle/operator visibility through a combination of global positioning system (GPS) and RFID technologies, and geofencing to restrict vehicles from operating in prohibited areas or issue alerts upon unauthorized entry to such areas. PowerFleet also supports additional optional sensing elements to provide additional vehicle utilization data.

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

To help reduce fleet maintenance costs, our PowerFleet and PowerBox systems can automate and enforce preventative maintenance scheduling by:

•	wirelessly uploading usage data from each vehicle;

•	automatically prioritizing maintenance events based on weighted, user-defined variables;

•	automatically sending reminders to individual vehicles or operators via the system’s text messaging module; and

•	enabling remote lock-out of vehicles overdue for maintenance.

The PowerFleet system also enables maintenance personnel to locate and retrieve vehicles due for service via the system’s optional graphical viewer software, and can provide automatic data feeds to our customers’ existing enterprise maintenance software systems.

A specialized application of our solution in the industrial fleet management and security market is vehicle security, particularly at airports, seaports and other areas of critical infrastructure. The Aviation and Transportation Security Act of 2001 mandates security for aircraft servicing equipment, including aircraft tow tractors, baggage tugs, cargo loaders, catering vehicles and fuel trucks. The airport market-specific version of our system is called AvRamp®, referencing the aviation industry and the ramp area at airports in which aircraft servicing equipment operates. In addition, we have developed a standalone product called SafeNav® Powered by GarminTM , which is designed to enhance airport safety by alerting airport vehicle operators when they are too close to active runways and taxiways.

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

In addition, we provide a wireless solution for the relatively new concept of “carsharing,” whereby a rental car company (i) positions vehicles strategically around cities, universities and corporate campuses for “shared” use by its members, (ii) remotely controls the vehicles, (iii) manages member reservations by smartphone or Internet, and (iv) charges members for vehicle use by the hour. The entire process—from remotely controlling the car door locks to tracking car mileage and fuel consumption to billing for the transaction—is automatically conducted by an integration of wireless vehicle management technology and the rental company’s fleet management software.

On August 22, 2011 (the “Effective Date”), in connection with the Master Agreement, as defined below, we entered into a Purchase Agreement (the “Purchase Agreement”) with Avis Budget Group, Inc. (“Avis Budget Group”), pursuant to which Avis Budget Group purchased from us, for an aggregate purchase price of $4,604,500, (i) 1,000,000 shares (the “Shares”) of our common stock, and (ii) a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of our common stock (the “Warrant Shares” and, collectively with the Shares and the Warrant, the “Securities”).

The Warrant has an exercise price of $10.00 per share of common stock.  The Warrant is exercisable (i) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (ii) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group and the Avis entity that is the counterparty under the Master Agreement described below, executes and delivers to us SOW#2 (which is described below), and on or before the fifth (5th) anniversary of the Effective Date. The fair value of the warrant for 100,000 shares of approximately $137,000 was recorded as a sales incentive in the Condensed Consolidated Statement of Operations.

Also on the Effective Date, we entered into a Master Software License, Information Technology Services and Equipment Purchase Agreement (the “Master Agreement”) with ABCR for the Company’s system relating to RFID-enabled rental car management and virtual location rental (collectively, the “System”). The order was placed pursuant to a statement of work (“SOW”) issued under the Master Agreement and related agreements with ABCR.

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

Under the terms of SOW#1, which was executed and delivered by ABCR on the Effective Date concurrent with the execution and delivery of the Master Agreement, ABCR has agreed to pay not less than $14,000,000 to us for the System and Maintenance Services, which covers 25,000 units, which relates to a limited subset of ABCR’s total fleet during this initial phase of the Master Agreement. ABCR also has an option to proceed with Statement of Work 2 (“SOW#2”), pursuant to which we would sell additional units to ABCR.  After ABCR purchases such additional units, then ABCR affiliates and franchisees will have the right to enter into agreements with us to purchase the System on substantially the same terms and conditions as are in the Master Agreement. The term of SOW#2 is sixty (60) months.

The Master Agreement provides for a period of exclusivity (the “Exclusivity Period”) commencing on the Effective Date and ending twelve (12) months after delivery of the 5000th unit pursuant to SOW#1. Commencing on the effective date of SOW#2, the Exclusivity Period will continue (or resume, if the Exclusivity Period has elapsed by the effective date of SOW#2, provided that SOW#2 is executed within three (3) months of expiry, unless the Company has already entered into an agreement with another customer to sell the System) for a period of four (4) years. During the Exclusivity Period, we will not (i) sell the System to any ABCR Competitor (as defined in the Master Agreement) for the same purpose set forth in the Master Agreement, and/or (ii) market and/or engage in any sales discussions or negotiations regarding any sale of the System with any ABCR Competitor that is prohibited under clause (i) above.

The Master Agreement may be terminated by ABCR for cause (which is generally the Company’s material breach of its obligations under the Master Agreement), for convenience (subject to the termination fee detailed in the Master Agreement), upon a material adverse change to the Company (as defined in the Master Agreement), or for intellectual property infringement.  We do not have the right to unilaterally terminate the Master Agreement. In the event that ABCR terminates SOW#1, then ABCR would be liable to us for the net present value of all future remaining charges under SOW#1 at a negotiated discount rate per annum, with the payment due on the effective date of termination.

Remote Asset Management Solutions

Our mobile systems for managing remote, “over-the-road” assets are provided by our Asset Intelligence subsidiary. These systems provide mobile-asset tracking and condition-monitoring solutions to meet the transportation market’s desire for greater visibility, safety, security, and productivity throughout global supply chains. By leveraging a combination of satellite and cellular wireless communications and Web data management technologies, the Asset Intelligence VeriWise TM product family provides shippers and carriers with tools to better manage their trailer and container fleets, freight transport operations, and maintenance controls. VeriWise systems enable quick access to actionable intelligence that results in better utilization, control, and security of our customers’ freight-carrying assets.

Our remote asset management systems consist of five principal elements:

•	satellite or cellular communicators attached to assets;

•	GPS receivers that provide latitude/longitude location fixes that are transmitted based on logic resident in the communicator;

•	proprietary browser-based graphical user interface that provides visibility and two-way control of the system database (the data can also be transmitted to the customer via XML or web services data feed);

•	patented power management intelligence to ensure reliable system performance in a power-starved environment; and

•	several sensor types, including cargo, temperature, motion, and door, that provide additional status information for the remote asset.

To increase asset utilization, our VeriWise system can reduce the number of assets needed and/or increase the revenue generated per asset by:

•	monitoring asset pool size based on user-defined requirements;

•	generating dormancy reports to flag under-utilized assets;

•	alerting the driver to the location of the closest empty asset, resulting in a more rapid pick-up; and

•	providing trailer detention alerts when an asset has exceeded the time allotted for unloading.

To better control remote assets, our VeriWise system provides:

•	integration into refrigerated asset microcontrollers to provide temperature and set point data and alerts via our VeriWise Intelligent Portal (VIP) or by an e-mail notification directly to the customer when an alarm condition develops;

•	change in cargo status of an asset via our patented full-length cargo sensor;

•	on-device geofencing that alerts the customer when an asset is approaching or leaving its destination; and

•	on-board intelligence utilizing a motion sensor and proprietary logic that identifies the beginning of a drive and the end of a drive.

To help improve asset and cargo security, our VeriWise system offers the following capabilities:

•	asset lockdown, which automatically sends an e-mail or text message to the customer when movement is detected outside of user-defined time periods;

•	door sensors, which detect an unauthorized open door either by time or location, resulting in a door breach alert;

•	emergency track functionality that can be enabled to track an asset at more frequent intervals if a theft condition is expected;

•	geofencing, which can alert our customer when an asset enters a prohibited geography or location; and

•	utilization of our Tractor ID product notification if the incorrect tractor connects to the asset.

Growth Strategy

Our objective is to become the leading global provider of wireless solutions for managing and securing enterprise assets. To achieve this goal, we intend to:

Increase sales in existing markets to existing customers and pursue opportunities with new customers by:

•	maintaining a sales and marketing team that is focused on identifying, seizing and managing revenue opportunities, with the primary goal of expanding our customer base and achieving wider market penetration;

•	utilizing a performance services team to (i) shorten our initial sales cycles by helping prospective customers identify and quantify benefits expected from our system, (ii) accelerate transitions from initial implementation to roll-out programs by helping customers achieve and prove expected system benefits, and (iii) build service revenue through long-term consultative engagements that help customers use our system to attain continuous improvements in their operations;

•	developing asset management-specific data analytics capabilities to differentiate our product offering, add value to our solutions for large enterprise customers, and produce incremental revenue at a high profit margin;

•	developing channel partners to provide new sales, marketing, distribution and support networks, especially for our PowerBox product, which is designed to be simple enough for industrial truck dealers to sell, install and support without relying on the Company’s technical resources; and

•	expanding our resources and activities internationally, especially in Europe, where we believe re-packaging, promoting and supporting our products represents a large growth opportunity.

Expand into new applications and markets for our technology by:

•	pursuing opportunities to integrate our system with computer hardware and software vendors, including original equipment manufacturers;

•	establishing relationships with global distributors to market and sell our system internationally; and

•	pursuing acquisitions of companies that we believe will enhance the functionality and broaden the applicability of our solutions.

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

Campus-Based Fleet Management Products

On-Asset Hardware. With a variety of mounting and user-interface options, our on-asset hardware is designed to be installed quickly and easily and provide an autonomous means of asset control and monitoring. Our on-asset hardware:

•	contains an integrated computer, programmed with a product-specific application, and an advanced wireless transceiver with a communication range of approximately one-half mile;

•	controls equipment access with a variety of electronic interface options;

•	is compatible with most existing facility access security systems;

•	generates paperless electronic safety checklists via a built-in display and keypad;

•	wirelessly and automatically uploads and downloads data to and from other system components;

•	performs monitoring and control functions at all times, independent of RF or network connectivity; and

•	incorporates a multi-voltage power supply designed to control electrical anomalies.

Wireless Asset Managers. Most of our system deployments require at least one fixed-position communication device, referred to as a Wireless Asset Manager, to link the mobile assets being monitored with the customer’s computer network or to a remotely hosted server. Our Wireless Asset Managers conduct two-way RF communications with the assets being monitored and can communicate on a local area network, on a wide area network, or via cellular communications. The use of Wireless Asset Managers enables flexible system configuration options and scalability. A single Wireless Asset Manager is sufficient to operate an entire asset management system. For expanded, real-time data communication and location tracking, Wireless Asset Managers can be added incrementally as needed. They also allow system settings and on-asset functionality to be changed without physically interfacing with on-asset hardware, which can save significant time and money.

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

Server Software. Each of our system deployments requires at least one installation of our server software, which automatically manages data communications between the system’s database and either the Wireless Asset Managers or on-asset hardware. Our server software:

•	is a set of Windows services;

•	automatically processes data between our devices and system databases;

•	actively polls Wireless Asset Managers to retrieve data on demand;

•	passively listens to allow remote systems to initiate data communications for data download;

•	automates event scheduling, including data downloads, database archiving and diagnostic notifications;

•	interfaces with certain existing external systems, including maintenance, timecard and training systems;

•	supports remote control/management of event processes;

•	automatically performs diagnostics on system components; and

•	automatically e-mails event alerts and customizable reports.

Client Software. Our client software provides an intuitive, easy-to-use, user interface. The console is deployed either as a standard client-server application or as a thin-client. The console interfaces only with the system database, and not directly with our communication infrastructure or on-asset hardware, which restricts access to, and limits corruption of, system information and minimizes network bandwidth usage. An unlimited number of clients can be used on a network at any given time.

Our client software:

•	is able to show the location, status and inventory of vehicles – in real time and historically – in each area of a facility;

•	allows real-time, two-way text communications, including broadcast text paging to all operators simultaneously;

•	searches, sorts and analyzes assets by usage/motion time, idle time, location, status, group, maintenance condition and other parameters;

•	displays and prints predefined and ad hoc reports; and

•	allows remote access by management, customers and vendors through any Internet browser application.

Our vehicle management systems are available as either remotely or locally hosted solutions to meet a wide range of customer needs and information technology requirements. Our remotely hosted solutions utilize I.D. Systems’ commercial data center.

Remote Asset Management Products

On-Asset Hardware. We offer several hardware configurations to address different remote asset types (e.g., dry van trailers, refrigerated trailers, domestic containers, and railcars), as well as customer-specific requirements. Our on-asset hardware options contain:

•	an integrated computer programmed with a product-specific application, a cellular or satellite transceiver, and a GPS receiver;

•	temperature, door, cargo, or tractor ID sensors mounted on the asset;

•	solar panels and circuitry to maintain the charge of the on-asset device’s battery pack;

•	either sealed lead acid or lithium battery packs to power the hardware when untethered from a power source; and

•	a wire harness to connect to an existing power source (e.g., on the tractor).

Client Website. The VeriWise Intelligence Portal (VIP) is a hosted website that provides Internet access to client asset information. Upon installation of the on-asset hardware, the customer is provided access to the VIP site where they can configure the hardware, establish user passwords, IDs, and access privileges. Our client website:

•	displays a user-configurable dashboard highlighting the enterprise critical asset information;

•	has the ability to e-mail the dashboard to a distribution list at a time interval established by the client;

•	provides asset status and history, including location, landmark, and sensor information;

•	provides latitude/longitude location information for each asset based on reverse geocodes;

•	displays asset location on a geographic map;

•	generates user configurable reports that can be accessed via the website or e-mailed to a distribution list at a time interval established by the client;

•	allows the client to “ping” an asset to receive an updated location report; and

•	allows the client to set a unit(s) to “Emergency Track”, which increases the reporting frequency for a specified time period.

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

We have provided our consulting services both as a stand-alone service to study the potential benefits of implementing a wireless fleet management system and as part of the system implementation itself.

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

We market our systems directly to commercial and government organizations and through indirect sales channels, such as original equipment manufacturers and industrial equipment dealers. In addition, we are actively pursuing strategic relationships with key companies in our target markets — including complementary hardware and software vendors and service providers — to further penetrate these markets by embedding our products in the assets our systems monitor and integrating our solutions with other systems.

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

During the year ended December 31, 2011, we generated revenues of $39.3 million, with Wal-Mart Stores, Inc., Avis Budget Group, Inc., and Ford Motor Company accounting for 17%, 11% and 10%, respectively, of our revenues. During the year ended December 31, 2010, we generated revenues of $25.9 million, including $15.2 million of revenue from AI (which we acquired on January 7, 2010), and Wal-Mart Stores, Inc. accounted for 26% of our revenues. During the year ended December 31, 2010, no other customer accounted for more than 10% of our revenues. During the year ended December 31, 2009, we generated revenues of $10.3 million, with the U.S. Postal Service, Wal-Mart Stores, Inc., NACCO Materials Handling Group, Inc. and Ford Motor Company accounting for 20%, 15%, 15%, and 14%, respectively, of our revenues.

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

In each of our markets, we encounter different competitors due to the competitive dynamics of each segment. In the industrial fleet management market, the wireless control, tracking and management of enterprise assets is relatively new. Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer subsets of our system capabilities or alternate approaches to the needs our products address. Those companies include both emerging companies with limited operating histories, such as ShockWatch, a division of TotalTrax Inc., and SpeedShield, a unit of Automotion Control Systems Pty. Ltd., and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Crown Equipment Corp., Savi Technology (which was acquired by Lockheed Martin Company), Symbol Technologies (which was acquired by Motorola, Inc.), and Intermec, Inc.

In the rental fleet management market, our solutions for traditional airport-based rental fleet management compete primarily against existing handheld devices, which are used widely by vehicle rental companies. Currently, the principal handheld device providers we compete against include Motorola, Intermec, and Zebra Enterprise Solutions, a division of Zebra Technologies Corporation. Our solutions for remote, decentralized rental fleet management compete primarily against carsharing services from companies like Zipcar Inc., Hertz, Enterprise, U-Haul, and City Car Share. In the markets for both types of rental fleet solutions, our competitive position is differentiated by our patented rental vehicle management technology and anchored by our contractual relationship with Avis Budget Group, which is in the process of deploying our solutions in North America.

In the remote transportation asset management market, we compete against several established competitors, including Qualcomm Incorporated, SkyBitz, Inc. which was acquired by Telular Corporation, and Par Technology Corporation and StarTrak Systems, LLC which were acquired by Orbcomm Inc. We attempt to differentiate our solutions in this segment by offering a choice of communication mode (satellite or cellular), sensor options (door, cargo, tractor ID), and installation configurations (dry van trailers, refrigerated trailers, domestic containers, flatbed trailers, covered hopper and tanker railcars, and chassis).

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

We spent $2.6 million, $4.4 million, and $3.5 million for research and development during the years ended December 31, 2009, 2010, and 2011, respectively.

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

In 2011, we focused our research and development investments in several key areas:

•	the further transition of our wireless industrial vehicle management system to a more plug-and-play solution, with easier installation and support requirements, to stimulate more widespread use of our technology on a broader range of equipment;

•	the development and deployment of equipment management solutions for government applications, including a secure Wi-Fi vehicle management system suitable for deployment in U.S. Department of Defense facilities;

•	the further adaptation of our wireless asset management technology to address the requirements of the rental car management market;

•	the continuing refinement and expansion of our product line for the over-the-road asset management market; and

•	the continued development of specific features and data interfaces for our solutions to meet the individual requirements of large customers.

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

I.D. Systems has built a portfolio of patents and patent applications relating to various aspects of its technology and products. As of March 30, 2012, I.D. Systems has 16 U.S. patents, 6 pending U.S. patent applications, and 1 pending foreign patent application. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2014 and 2026. I.D. Systems also has foreign patents and pending applications relating to its wireless asset management system, and pending applications relating to its mobile RFID portal. No single patent or patent family is considered material to the I.D. Systems business.

I.D. Systems’ AI subsidiary also utilizes patents to protect aspects of its intellectual property assets. The AI patent portfolio focuses on methods, systems, and devices for managing mobile assets and reducing power consumption in mobile assets. The AI patent portfolio currently includes 10 pending applications and 45 granted patents in the U.S. and in foreign jurisdictions. With timely payments of all maintenance fees, the granted patents have expiration dates falling between 2014 and 2029. No single patent or family of patents is considered material to the AI business.

Trademarks

We have, or have applied for, trademark protection for I.D. Systems, Inc.®, Vehicle Asset Communicator®, ChaMP®, Wireless Asset Net®, AvRamp®, Opti-Kan®, WiFree®, Intelli-Listening®, SecureStream®, PowerFleet®, INTELLIPOINT®, PowerKey®, SafeNav®, and VeriWise TM ..

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

Our software products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. In general, our efforts to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and contractual safeguards may not be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to, or competitive with, those developed by us. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

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

Employees

As of March 8, 2012, we had 101 full-time employees, including 6 employees based in Germany and the United Kingdom. Of our 101 employees, 18 were engaged in customer service, 19 in product development (which includes engineering), 5 in new product management, 9 in operations, 29 in sales and marketing, 7 in information technology and 14 in finance and administration. We believe that our relationships with our employees are good.

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

We incurred net losses of approximately $13.2 million, $12.6 million and $4.0 million for the years ended December 31, 2009, 2010 and 2011, respectively, and have incurred additional net losses since inception. At December 31, 2011, we had an accumulated deficit of approximately $53.5 million. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline.

We are highly dependent upon sales of our wireless asset management system to a few customers. The loss of any of these customers, or any material reduction in the amount of our products they purchase, could materially and adversely affect our financial condition and results of operations.

During the year ended December 31, 2011, we generated revenues of $39.3 million, with Wal-Mart Stores, Inc., Avis Budget Group, Inc., and Ford Motor Company accounting for 17%, 11% and 10%, respectively, of our revenues. During the year ended December 31, 2010, we generated revenues of $25.9 million and the Wal-Mart Stores, Inc. accounted for 26% of our revenues. During the year ended December 31, 2009, we generated revenues of $10.3 million, with the U.S. Postal Service, Wal-Mart Stores, Inc., NACCO Materials Handling Group, Inc. and Ford Motor Company accounting for 20%, 15%, 15%, and 14% of our revenues, respectively. Some of these and other customers operate in markets that have suffered business downturns in the past few years or may so suffer in the future. The loss of these customers or any material reduction in the amount of our products that these customers purchase, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

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

We have developed, and may in the future develop, improvements to our technology that are funded in part by the U.S. government. As a result, we do not have the right to prohibit the U.S. government from using certain technologies developed by us with such government funds or to prohibit third parties from using those technologies to provide products and services at the request of the U.S. government. Although such government rights do not affect our ownership of the technology developed using such funds, the U.S. government has the right to royalty-free use of technologies that we have developed under such contracts. We are free to commercially exploit those government-funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but there is no assurance we can successfully do so.

We rely on subcontractors to manufacture and deliver our products. Any quality or performance failures by our subcontractors or changes in their financial condition could disrupt our ability to supply quality products to our customers in a timely manner, resulting in business interruptions, increased costs, claims for damages, reputation damage and reduced revenue.

In order to meet the requirements under our customer contracts, we rely on subcontractors to manufacture and deliver our products to our customers. Any quality or performance failures by our subcontractors or changes in their financial or business condition could disrupt our ability to supply quality products to our customers in a timely manner. If we are unable to fulfill orders from our customers in a timely manner, we could experience business interruptions, increased costs, damage to our reputation and loss of our customers. In addition, we may be subject to claims from our customers for failing to meet our contractual obligations. Although we have several sources for production, the inability to provide our products to our customers in a timely manner could result in the loss of customers and our revenues could be materially reduced. In addition, there is great competition for the most qualified and competent subcontractors. If we are unable to hire qualified subcontractors, the quality of our services and products could decline. Furthermore, third-party manufacturers in the electronic component industry are consolidating. The consolidation of third-party manufacturers may give remaining manufacturers greater leverage to increase the prices that they charge, thereby increasing our manufacturing costs. If this were to occur and we are unable to pass the increased costs onto our customers, our profitability could be materially and adversely affected.

We rely on a limited number of suppliers for several significant components and raw materials used in our products. If we are unable to obtain these components or raw materials on a timely basis, we will be unable to meet our customers’ orders, which could reduce our revenues, subject us to claims for damages and adversely affect our relationships with our customers.

We rely on a limited number of suppliers for the components and raw materials used in our products, including Flextronics International Ltd. Although there are many suppliers for most of our component parts and raw materials, we are dependent on a limited number of suppliers for many of our significant components and raw materials. This reliance involves a number of significant risks, including:

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

Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer subsets of our system capabilities or alternate approaches to the needs our products address. Those companies include both emerging companies with limited operating histories, such as ShockWatch, a division of TotalTrax, Inc., and SpeedShield, a unit of Automotion Control Systems Pty. Ltd. and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Crown Equipment Corp., Savi Technology, Inc., which was acquired by Lockheed Martin Company, Symbol Technologies, Inc., which was acquired by Motorola, Inc. and Intermec, Inc.

In the rental fleet management market, our solutions for traditional airport-based rental fleet management compete primarily against existing handheld devices, which are used widely by vehicle rental companies. Currently, the principal handheld device providers we compete against include Motorola, Intermec, and Zebra Enterprise Solutions, a division of Zebra Technologies Corporation. Our solutions for remote, decentralized rental fleet management compete primarily against carsharing services from companies like Zipcar Inc., Hertz, Enterprise, UHaul, and City Car Share. In the markets for both types of rental fleet solutions, our competitive position is differentiated by our patented rental vehicle management technology and anchored by our contractual relationship with Avis Budget Group, which is in the process of deploying our solutions in North America.

In the remote transportation asset management market, we compete against several established competitors, including Qualcomm Incorporated , SkyBitz, Inc. which was acquired by Telular Corporation, Par Technology Corporation and StarTrack Systems, LLC which were acquired by Orbcomm Inc. We attempt to differentiate our solutions in this segment by offering a choice of communication mode (satellite or cellular), sensor options (door, cargo, tractor ID), and installation configurations (dry van trailers, refrigerated trailers, domestic containers, flatbed trailers, covered hopper and tanker railcars, and chassis).

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

Because our products are complex, they may have undetected errors or failures when they are introduced, which could seriously harm our business.

Technical products like ours often contain undetected errors or failures when first introduced. Despite our efforts to eliminate these flaws, there still may be flaws in our products, even after the commencement of commercial shipments. Because our products are used in business-critical applications, we could be subject to product liability claims if our systems fail to perform as intended. Even unsuccessful claims against us could result in costly litigation and the diversion of management’s time and resources and could damage our reputation and impair the marketability of our systems. Although we maintain insurance, there are no assurances that:

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

To date, we have not generated significant revenues outside of North America. As part of our growth strategy, we are seeking ways to expand our operations outside of North America by establishing offices in the United Kingdom and Europe and developing relationships with global distributors to market and sell our systems internationally. For example, as of March 8, 2012, we had four employees in Germany and two in the United Kingdom who market and sell our systems in Europe. There are a number of risks inherent in doing business in international markets, including:

•	unexpected legal or regulatory changes;

•	unfavorable political or economic factors;

•	less developed infrastructure;

•	difficulties in recruiting and retaining personnel, and managing international operations;

•	fluctuations in foreign currency exchange rates;

•	lack of sufficient protection for intellectual property rights; and

•	potentially adverse tax consequences.

Until fairly recently, we had no operations outside of North America, and we have limited experience establishing or operating businesses outside of North America. If we do not adequately anticipate and respond to the risks inherent in international operations, our operating results and the market price of our common stock could be materially and adversely affected. In addition, although we intend to expand our business outside of North America, there are risks associated with conducting an international operation, including the risks listed above, and such expansion may not be successful or have a positive effect on, and could materially and adversely affect, our financial condition and results of operations.

We provide no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we have acquired or might acquire in the future.

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

Since our inception, we have not made any acquisitions other than the PowerKey acquisition during 2008, the Didbox Ltd. acquisition during 2009, and the acquisition of the Asset Intelligence business during 2010, and we cannot provide any assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we have acquired or that we might acquire in the future. Any failure to do so could have a material adverse effect on our financial condition and results of operations. Acquisitions also involve the risk of potential unknown liabilities associated with the acquired business. As a result of these risks, we may not be able to achieve the expected benefits of any acquisition, including the Asset Intelligence acquisition. The successful integration of Asset Intelligence will require, among other things, integration of Asset Intelligence’s operations, products, policies and personnel with our business. We may not achieve successful integration in a timely manner, or at all, and we may not realize the anticipated benefits and synergies of the acquisition to the extent, or in the timeframe, anticipated.

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

As of March 23, 2012, our executive officers and directors beneficially owned, in the aggregate, 13% of our outstanding common stock, not including 1,554,000 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, and any of which could adversely affect the market price of our common stock. The main factors that may affect us include the following:

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

We have 12,060,988 shares of common stock outstanding as of March 23, 2012, of which 10,549,355 shares are freely transferable without restriction, and 1,511,633 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of December 31, 2011, options to purchase 2,462,000 shares of our common stock were issued and outstanding, of which 1,437,000 were vested. The remaining options will vest ratably over a five-year period measured from the date of grant. The weighted-average exercise price of the vested stock options is $10.06. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

Interest rate fluctuations may adversely affect our income and results of operations.

As of December 31, 2011, we had cash, cash equivalents and investments of $25.4 million. In a declining interest rate environment, reinvestment typically occurs at less favorable market rates, negatively impacting future investment income. Accordingly, interest rate fluctuations may adversely affect our income and results of operations.

We provide financing to an increasing number of our customers for the purchase of our products, which may increase our credit risks in the event of a deterioration in a customer’s financial condition or in global credit conditions.

The Company sells its products to a wide range of customers in the commercial and governmental sectors. The Company provides financing to customers for an increasing portion of such sales. Although these customers are extended credit terms which are approved by us internally, the Company’s business could be materially and adversely affected in the event of a deterioration of the financial condition of one or more of its customers that results in such customers’ inability to repay the Company. This risk may increase during a general economic downturn affecting a large number of the Company’s customers or a widespread deterioration in global credit conditions, and in the event the Company’s customers do not adequately manage their businesses or properly disclose their financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and I.D. Systems administrative offices are located in Woodcliff Lake, New Jersey. In May 2010, we entered into a lease for this facility, consisting of approximately 21,400 square feet, that expires on February 28, 2021. The rent is currently $35,063 per month.

Our Asset Intelligence administrative offices are located in Plano, Texas. In July 2011, we entered into a sublease for this facility, consisting of approximately 11,482 square feet, that expires September 30, 2015. The rent is currently $17,701 per month.

We believe that our existing facilities are adequate for our existing needs.

Item 3. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. The Company is not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is traded on the NASDAQ Global Market under the symbol “IDSY.” The following table sets forth the high and low sales price for our common stock on the NASDAQ Global Market for each fiscal quarter during the years ended December 31, 2011 and 2010.

Quarter Ended	High	Low

2011
March 31, 2011	$5.60	$3.21
June 30, 2011	4.87	3.73
September 30, 2011	5.94	3.75
December 31, 2011	6.34	4.20

2010
March 31, 2010	$3.88	$2.75
June 30, 2010	3.89	2.60
September 30, 2010	2.85	1.77
December 31, 2010	3.49	1.93

Performance Graph.

The following graph shows a five-year comparison of cumulative total shareholder return for (i) the Company, (ii) the NASDAQ Market Index, and (iii) the Morningstar Communication Equipment Index (the “Morningstar Index”).

The graph assumes that $100 was invested in each of the Company’s common stock, the NASDAQ Market Index and the Morningstar Index on December 31, 2006, and that any dividends were reinvested. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	Fiscal Year Ended
COMPANY/INDEX/MARKET	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011

I.D. Systems, Inc.	100.00	66.21	21.52	17.06	17.75	25.13
NASDAQ Market Index	100.00	110.66	66.41	96.54	114.06	113.16
Morningstar Industry Index (1)	100.00	114.37	61.55	81.93	82.89	68.37

(1)	Morningstar, Inc. reconstituted the Morningstar Communication Equipment Index in the second half of 2010. As a result of such reconstitution, historical returns have been recalculated to reflect the updated composition of that industry index.

Source: Morningstar, Inc.

Holders.

As of March 23, 2012, there were 29 holders of record of our common stock.

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

Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer.

On November 3, 2010, the Company announced that its Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program may be made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases are dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The share repurchase program does not have an expiration date, and the Company may discontinue or suspend the share repurchase program at any time.

The following table describes the Company’s share repurchase activity for each month of the quarterly period ended December 31, 2011. As the table indicates, the Company did not make any share repurchases during the quarterly period ended December 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2011- October 31, 2011	-	-	-	$1,852,000
November 1, 2011 - November 30, 2011	-	-	-	1,852,000
December 1, 2011 - December 31, 2011	-	-		1,852,000

Total	-	-	-	$1,852,000

In addition, on May 3, 2007, the Company previously had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program“). The Company did not purchase any shares of its common stock under the 2007 Repurchase Program during the years ended December 31, 2010 or 2011. As of December 31, 2011, the Company had purchased approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management. The 2007 Repurchase Program does not have an expiration date, and the Company may discontinue or suspend the 2007 Repurchase Program at any time.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2011:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected under column (a)) (c)

Equity compensation plans approved by security holders (1)	2,462,000	$7.41	868,000
Equity compensation plans not approved by security holders	-	-	-

Total	2,462,000	$7.41	868,000

(1) These plans consist of the Company’s 1999 Stock Option Plan, 1999 Director Option Plan, 2007 Equity Compensation Plan and 2009 Non-Employee Director Equity Compensation Plan, which were our only equity compensation plans in existence as of December 31, 2011. Each of our 1999 Stock Option Plan and 1999 Director Option Plan has terminated, and no additional awards were, or may be, granted thereunder.

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the five years ended December 31, 2011 derived from our audited financial statements. You should read the information in the table below together with the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the 2009, 2010 and 2011 fiscal years, and our financial statements and related notes and the other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2008	2009	2010	2011
Statement of Operations Data:
Revenues	$17,083,000	$27,046,000	$10,316,000	$25,861,000	$39,292,000
Cost of revenues	8,929,000	13,466,000	5,554,000	11,440,000	18,723,000

Gross profit	8,154,000	13,580,000	4,762,000	14,421,000	20,569,000
Operating expenses:
Selling, general and administrative expenses	15,963,000	16,760,000	16,543,000	23,326,000	21,995,000
Research and development expenses	2,849,000	2,883,000	2,604,000	4,429,000	3,534,000

Loss from operations	(10,658,000)	(6,063,000)	(14,385,000)	(13,334,000)	(4,960,000)
Interest income	3,238,000	2,226,000	933,000	675,000	243,000
Interest expense	(10,000)	—	(130,000)	(56,000)	-
Other income, net	89,000	338,000	390,000	104,000	287,000

Net loss before income taxes	(7,341,000)	(4,175,000)	(13,192,000)	(12,611,000)	(4.430,000)
Income tax benefit - sale of NJ net operating losses					390,000

Net loss	$(7,341,000)	$(4,175,000)	$(13,192,000)	$(12,611,000)	$(4,040,000)

Net loss per share – basic and diluted	$(0.66)	$(0.38)	$(1.20)	$(1.12)	$(0.36)

Weighted average common shares outstanding – basic and diluted	11,205,000	10,887,000	10,991,000	11,239,000	11,162,000

Balance Sheet Data (at end of period):

Cash and cash equivalents	$5,103,000	$12,558,000	$19,481,000	$14,491,000	$8,686,000

Investments	59,900,000	43,461,000	40,661,000	13,929,000	16,683,000

Total assets	74,796,000	69,948,000	70,575,000	60,885,000	62,831,000

Long-term debt	19,000	-	-	-	-

Total stockholders’ equity	71,670,000	67,085,000	55,881,000	44,745,000	45,600,000

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

Overview

I.D. Systems, Inc. (“IDS”, and together with its subsidiaries, “I.D. Systems,” the “Company,” “we,” “our,” or “us”) develops, markets and sells wireless solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts, airport ground support equipment and rental vehicles, and transportation assets, such as dry van trailers, refrigerated trailers, railcars and containers. Our patented wireless asset management systems, utilize radio frequency identification (RFID),Wi-Fi, satellite or cellular communications, and sensor technology to address the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable our customers to achieve tangible economic benefits by making timely, informed decisions that increase the security, productivity and efficiency of their operations.

Prior to the AI acquisition, the Company operated in a single reportable segment, which consisted of the historical operations of IDS. Subsequent thereto, the Company determined that it had two reportable segments organized by product line: IDS and AI. During the first quarter of 2011, the Company reorganized the manner in which it manages its business by merging the two segments while maintaining the IDS industrial and rental fleet management and the AI transportation asset management product lines. All previously reported financial information has been revised to conform to the current presentation.

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

We have incurred net losses of approximately $13.2 million, $12.6 million and $4.0 million for the years ended December 31, 2009, 2010 and 2011, respectively, and have incurred additional net losses since inception. At December 31, 2011, we had an accumulated deficit of approximately $53.5 million.

During the year ended December 31, 2011, we generated revenues of $39.3 million, with Wal-Mart Stores, Inc., Avis Budget Group, Inc., and Ford Motor Company accounting for 17%, 11% and 10%, respectively, of our revenues. During the year ended December 31, 2010, we generated revenues of $25.9 million and the Wal-Mart Stores, Inc. accounted for 26% of our revenues. During the year ended December 31, 2009, we generated revenues of $10.3 million, with the U.S. Postal Service, Wal-Mart Stores, Inc., NACCO Materials Handling Group, Inc. and Ford Motor Company accounting for 20%, 15%, 15%, and 14% of our revenues, respectively.

We are highly dependent upon sales of our system to a few customers, such as the Avis Budget Group transaction described under the heading “Our Solutions—Campus-Based Asset Management Solutions—Rental Fleet Management” in Item 1 of this report. The loss of any of these key customers, or any material reduction in the amount of our products they purchase during a particular period, could materially and adversely affect our revenues for such period. Conversely, a material increase in the amount of our products purchased by a key customer (or customers) during a particular period could result in a significant increase in our revenues for such period, and such increased revenues may not recur in subsequent periods. Some of these key customers, as well as other customers of the Company, operate in markets that have suffered business downturns in the past few years or may so suffer in the future, particularly in light of the current global economic downturn, and any material adverse change in the financial condition of such customers could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

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

Our industrial and rental fleet wireless asset management systems consist of on-asset hardware, communication infrastructure and software. Revenue derived from the sale of our industrial and rental fleet wireless asset management systems is allocated to each element based upon vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue is recognized as each element is earned based on the selling price of each element based upon VSOE, and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company’s system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, persuasive evidence of an arrangement exists, sales price is fixed and determinable, collectability is reasonably assured and contractual obligations have been satisfied. In some instances, we are also responsible for providing installation services. The installation services, which could be performed by third parties, are considered another element in a multi-element deliverable and revenue for installation services is recognized at the time the installation is provided. Training and technical support revenue are recognized at time of performance.

We recognize revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years.

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

Notes and sales-type lease receivable

Notes receivable relate to interest-bearing product financing arrangements that exceed one year and are recorded at face value. Interest income is recognized over the life of the note. Amounts collected on notes receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. Unearned income is amortized to interest income over the life of the notes using the effective-interest method.

We also derive revenue under leasing arrangements. The arrangements provide for monthly payments covering the system sale, maintenance, support and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, an asset is established for the “sales-type lease receivable” at the present value of the future minimum lease payments. Revenue is deferred and recognized over the service contract, as described above. Maintenance revenue is recognized monthly over the lease term. Interest income is recognized monthly over the lease term using the effective-interest method.

The allowance for doubtful accounts represents our best estimate of the amount of credit losses in the existing notes and sales-type lease receivable. The allowance is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. We consider our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2009, 2010 and 2011. We do not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes/leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. We resume accrual of interest when it is probable that we will collect the remaining principal and interest of an impaired note/lease. Notes and leases become past due based on how recently payments have been received.

Stock-Based Compensation

We account for stock-based employee compensation for all share-based payments, including grants of stock options, as an operating expense, based on their fair values on the grant date. The Company recorded stock-based compensation expense of $2,157,000, $1,558,000 and $1,188,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

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

Product Warranties

We provide a one-year warranty on our products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

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

Fair Value Measurements

In determining fair value of financial instruments, we utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

▪	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

▪	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

▪	Level 3: Unobservable inputs that reflect the reporting entity’s estimates of market participant assumptions.

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

	Year Ended December 31,
	2009	2010	2011
Revenues:
Products	62.7%	36.7%	57.1%
Services	37.3	63.3	42.9

	100.0	100.0	100.0

Cost of revenues:
Cost of products	37.6	19.6	32.7
Cost of services	16.2	24.6	14.9

Total gross profit	46.2	55.8	52.4

Selling, general and administrative expenses	160.4	90.2	56.0
Research and development expenses	25.2	17.1	9.0

Loss from operations	(139.4)	(51.5)	(12.6)
Interest income	9.0	2.6	0.6
Interest expense	(1.3)	(0.2)	-
Other income (loss), net	3.8	0.4	0.7

Loss before income taxes	(127.9)	(48.7)	(11.3)
Income tax benefit - sale of NJ net operating losses			1.0

Net loss	(127.9)%	(48.7)%	(10.3)%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended December 31,
	2010	2011
Product revenue:
Industrial and rental fleet management	$7,280,000	$17,486,000
Transportation asset management	2,203,000	4,964,000
	9,483,000	22,450,000

Services revenue:
Industrial and rental fleet management	3,426,000	4,645,000
Transportation asset management	12,952,000	12,197,000
	16,378,000	16,842,000

	$25,861,000	$39,292,000

REVENUES. Revenues increased by $13.4 million, or 51.9%, to $39.3 million in 2011 from $25.9 million in the same period in 2010. The increase in revenue is principally attributable to an increase in industrial and rental fleet management revenue of $11.4 million to $22.1 million in 2011 from $10.7 million in 2010. Transportation asset management revenue increased $2.0 million to $17.2 million in 2011 from $15.2 million in 2010.

Revenues from products increased by $13.0 million, or 136.7%, to $22.5 million in 2011 from $9.5 million in the same period in 2010. Industrial and rental fleet management product revenue increased by $10.2 million to $17.5 million in 2011 from $7.3 million in 2010. Transportation asset management product revenue increased by $2.8 million to $5.0 million in 2011 from $2.2 million in 2010. The increase in industrial and rental fleet management product revenue resulted principally from increased product sales to Avis Budget Group, Inc. of $3.9 million principally from the new contract with ABCR (as detailed in Note 3 to the Consolidated Financial Statements), The Raymond Corporation of $1.4 million, Ford Motor Company of $2.1 million and the U.S. Postal Service of $1.0 million. The increase in transportation asset management revenue resulted principally from increased product sales to Hyundai Translead of $1.3 million and Great Dane Trailers of $0.5 million for product to be installed on the Wal-Mart Stores, Inc. fleet.

Revenues from services increased by $0.4 million, or 2.8%, to $16.8 million in 2011 from $16.4 million in the same period in 2010. Industrial and rental fleet management service revenue increased $1.2 million to $4.6 million in 2011 from $3.4 million in 2010. The increase in industrial and rental fleet management service revenue was principally due to a $0.3 million increase in service revenue from The Raymond Corporation and a $0.5 million increase from the U.S. Postal Service. Transportation asset management service revenue decreased $0.8 million to $12.2 million in 2011 from $13.0 million in 2010, principally due to a decrease in revenue from the Wal-Mart Stores, Inc. of $0.4 million and GE Trailer Fleet Services of $0.4 million.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Year Ended December 31,
	2010	2011
Cost of products:
Industrial and rental fleet management	$3,900,000	$10,092,000
Transportation asset management	1,177,000	2,771,000
	5,077,000	12,863,000

Cost of services:
Industrial and rental fleet management	1,336,000	1,635,000
Transportation asset management	5,027,000	4,225,000
	6,363,000	5,860,000

	$11,440,000	$18,723,000

COST OF REVENUES. Cost of revenues increased by $7.3 million, or 63.7%, to $18.7 million in 2011 from $11.4 million for the same period in 2010. The increase is principally attributable to the increase in product revenue in 2011. Gross profit was $20.6 million in 2011 compared to $14.4 million in 2010. As a percentage of revenues, gross profit decreased to 52.3% in 2011 from 55.8% in 2010.

Cost of products increased by $7.8 million, or 153.4%, to $12.9 million in 2011 from $5.1 million in the same period in 2010. Gross profit for products was $9.6 million in 2011 compared to $4.4 million in 2010. The increase in gross profit was attributable to a $4.0 million (approximately $1.3 million from the Avis transaction) increase in the industrial and rental fleet management gross profit to $7.4 million in 2011 from $3.4 million in 2010 and a $1.1 million increase in the transportation asset management gross profit to $2.2 million in 2011 from $1.0 million in 2010 principally due to a $0.5 million decrease in the warranty reserve from the termination of a customer’s extended warranty concession. As a percentage of product revenues, gross profit decreased to 42.7% in 2011 from 46.5% in 2010. The decrease in gross profit as a percent of product revenue was due to transportation asset management product revenue contributing a lower gross profit percentage of 44.2% in 2011 from 46.6% in 2010 principally due to increasing hardware sales, partially offset by the warranty reversal noted above, and a decrease in the industrial and rental fleet management gross profit percentage to 42.3% in 2011 from 46.4% in 2010 principally from the lower gross profit from the Avis transaction of 32.3% in 2011.

Cost of services decreased by $0.5 million, or 7.9%, to $5.9 million, in 2011 from $6.4 million in the same period in 2010. Gross profit for services was $11.0 million in 2011 compared to $10.0 million in 2010. The increase in gross profit was attributable to a $0.9 million increase in the industrial and rental fleet management gross profit to $3.0 million in 2011 from $2.1 million in 2010 and a $0.1 million increase in the transportation asset management gross profit to $8.0 million in 2011 from $7.9 million in 2010. As a percentage of service revenues, gross profit increased to 65.2% in 2011 from 61.1% in 2010. The increase in gross profit as a percent of service revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 64.8% in 2011 from 61.0% in 2010 and an increase in the transportation asset management gross profit percentage to 65.4% in 2011 from 61.2% in 2010 primarily due to an increase in service revenue with fixed costs remaining relatively constant, driving the margin higher.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $1.3 million, or 5.7%, to $22.0 million in 2011 compared to $23.3 million in 2010 due primarily to a decrease in payroll-related and stock-based compensation expense of $1.1 million resulting primarily from a reduction in the work force from the integration of AI and a decrease in consulting expenses of $0.5 million partially offset by increases of $0.4 million in professional fees. As a percentage of revenues, selling, general and administrative expenses decreased to 56.0% in 2011 from 90.2% in the same period in 2010, primarily due to the increase in revenue in 2011.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $0.9 million, or 20.2%, to $3.5 million in 2011 from $4.4 million in 2010 due primarily to a decrease in consulting services of $0.6 million. As a percentage of revenues, research and development expenses decreased to 9.0% in 2011 from 17.1% in 2010, primarily due to the increase in revenues in 2011.

INTEREST INCOME. Interest income decreased by $432,000, or 64.0%, to $243,000 in 2011 from $675,000 in 2010. This decrease was attributable primarily to a decrease in cash and investments and lower interest rates on new investments.

INTEREST EXPENSE. Interest expense decreased by $56,000 to $-0- in 2011 from $56,000 in 2010. This decrease was due to the Company’s repayment of its line of credit borrowing facility with UBS AG during July 2010.

OTHER INCOME. Other income of $287,000 in 2011 increased $183,000, or 176.0%, from other income of $104,000 in 2010. The increase in other income is principally attributable to a legal settlement of $275,000 with a competitor received in 2011.

INCOME TAX BENEFIT. Income tax benefit increased to $390,000 in 2011 from $-0- in 2010 due to the reversal of the valuation allowance in 2011 on the New Jersey operating loss carryforwards deferred tax asset approved for sale in 2011.

NET LOSS. Net loss was $4.0 million, or $(0.36) per basic and diluted share, for the year ended December 31, 2011 as compared to net loss of $12.6 million, or $(1.12) per basic and diluted share, for the same period in 2010. The increase in the net loss was due primarily to the reasons described above.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended December 31,
	2009	2010
Product revenue:
Industrial and rental fleet management	$6,470,000	$7,280,000
Transportation asset management	-	2,203,000
	6,470,000	9,483,000

Services revenue:
Industrial and rental fleet management	3,846,000	3,426,000
Transportation asset management	-	12,952,000
	3,846,000	16,378,000

	$10,316,000	$25,861,000

REVENUES. Revenues increased by $15.6 million, or 150.7%, to $25.9 million in 2010 from $10.3 million in 2009. The increase in revenue is principally attributable to revenue of $15.2 million from AI, which was acquired on January 7, 2010.

Revenues from products increased by $3.0 million, or 46.6%, to $9.5 million in 2010 from $6.5 million in 2009. Overall, the increase in revenues was attributable to AI product revenue of $2.2 million, which includes $0.7 million of revenue from Wal-Mart Stores, Inc., and an increase in IDS product revenue of $0.8 million resulting principally from an increase in revenue from The Raymond Corporation and Ford Motor Company of $1.1 million and $0.4 million, respectively, as well as from other customers, offset by decreased product sales to the U. S. Postal Service and NACCO Material Handling Group, Inc. of $0.9 million and $0.8 million, respectively.

Revenues from services increased by $12.5 million, or 325.8%, to $16.4 million in 2010 from $3.8 million in 2009. The increase in service revenue is primarily attributable to AI service revenue of $12.9 million, which consists principally of revenue from Wal-Mart Stores, Inc. and GE Trailer Fleet Services of $5.2 million and $1.6 million, respectively, partially offset by a decrease in IDS service revenue of $0.4 million resulting principally from a decrease in the amount of services rendered to the U. S. Postal Service of $0.7 million.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Year Ended December 31,
	2009	2010
Cost of products:
Industrial and rental fleet management	$3,882,000	$3,900,000
Transportation asset management	-	1,177,000
	3,882,000	5,077,000

Cost of services:
Industrial and rental fleet management	1,672,000	1,336,000
Transportation asset management	-	5,027,000
	1,672,000	6,363,000

	$5,554,000	$11,440,000

COST OF REVENUES. Cost of revenues increased by $5.8 million, or 106.0%, to $11.4 million in 2010 from $5.6 million for 2009. The increase is attributable to the increase in revenue in 2010 from the acquisition of AI. Gross profit was $14.4 million in 2010 compared to $4.8 million in 2009. As a percentage of revenues, gross profit increased to 55.8% in 2010 from 46.2% in 2009.

Cost of products increased by $1.2 million, or 30.8%, to $5.1 million in 2010 from $3.9 million in 2009. Gross profit for products was $4.4 million in 2010 compared to $2.6 million in 2009. The increase in gross profit was attributable to a gross profit contribution of $1.0 million from AI and an increase of $0.8 million in the IDS gross profit. As a percentage of product revenues, gross profit increased to 46.5% in 2010 from 40.0% in 2009. The increase in gross profit as a percent of product revenue was due to an increase in the IDS gross profit percentage to 46.4% in 2010 from 40.0% in 2009 and AI product revenue contributing a gross profit percentage of 46.6% in 2010. The increase in gross profit was primarily due to a $0.6 million reserve for inventory obsolescence in 2009 as compared to 2010.

Cost of services increased by $4.7 million, or 280.6%, to $6.4 million in 2010 from $1.7 million in 2009. Gross profit for services was $10.0 million in 2010 compared to $2.2 million in 2009. The increase in gross profit was attributable to a gross profit contribution of $7.9 million from AI partially offset by a decrease of $0.1 million in the IDS gross profit. As a percentage of service revenues, gross profit increased to 61.1% in 2010 from 56.5% in 2009. The increase in gross profit as a percent of services revenue was due to an increase in the IDS gross profit percentage to 61.0% in 2010 from 56.5% in 2009 and AI service revenue contributing a higher gross profit percentage of 61.2% in 2010. The increase in the IDS gross profit margin was primarily due to an increase in service revenue with fixed costs remaining constant, driving the margin higher.

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

INTEREST INCOME. Interest income decreased by $258,000 to $675,000 in 2010 from $933,000 in 2009. This decrease was attributable primarily to a decrease in cash and investments and in the rate of interest earned on the Company’s cash and investments.

INTEREST EXPENSE. Interest expense of $56,000 decreased by $74,000 in 2010 from $130,000 in 2009. This decrease was due to the principal reduction in Company’s line of credit borrowing facility.

OTHER INCOME/EXPENSE. Other income of $104,000 in 2010 decreased $286,000 from other income of $390,000 in 2009. Other income for the year ended December 31, 2010 consists principally of the remeasurement of the fair value of the Didbox contingent purchase price consideration of $110,000.

NET LOSS. Net loss was $12.6 million, or $(1.12) per basic and diluted share, in 2010, as compared to net loss of $13.2 million, or $(1.20) per basic and diluted share, in 2009. The decrease in net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, except for our line of credit borrowing of $12.9 million in the first quarter of 2009, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options and warrants. In addition, pursuant to the terms of a Purchase Agreement entered into with Avis Budget Group, Inc. (“Avis Budget Group”) on August 22, 2011, for aggregate proceeds of $4,604,500 (or $4.60 per share, which price was based on the average closing price of the Company’s common stock for the twenty trading days prior to the execution date of the Purchase Agreement), the Company issued and sold to Avis Budget Group  (i) 1,000,000 shares of the Company’s common stock, and (ii) a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of our common stock (the “Warrant Shares”). The Warrant is immediately exercisable with respect to 100,000 Warrant Shares and will become exercisable for the remaining 500,000 Warrant Shares upon execution of SOW#2 associated with the Master Agreement entered into by the Company and Avis Budget Car Rental, LLC, a subsidiary of Avis Budget Group. As of December 31, 2011, we had cash and marketable securities of $25.4 million and working capital of $24.8 million, compared to cash and marketable securities of $28.4 million and working capital of $24.8 million as of December 31, 2010.

Operating Activities

Net cash used in operating activities was $6.6 million for the year ended December 31, 2011, compared to net cash used in operating activities of $3.6 million for the year ended December 31, 2010. The net cash used in operating activities for the year ended December 31, 2011 reflects a net loss of $4.0 million and includes non-cash charges of $1.2 million for stock-based compensation and $2.4 million for depreciation and amortization expense. Changes in working capital items included:

•	an increase in notes and lease receivables of $4.1 million, primarily from the Avis equipment lease;

•	an increase in accounts receivable of $1.2 million;

•	an increase in deferred costs, prepaid expenses and other assets of $0.7 million;

•	an increase in deferred revenue of $0.6 million; and

•	an increase in inventory of $0.8 million;

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

Investing Activities

Net cash used in investing activities was $3.2 million for the year ended December 31, 2011, compared to net cash provided by investing activities of $10.3 million for the year ended December 31, 2010. Net cash used in investing activities in 2011 consisted principally of the net purchase of investments of $2.8 million. The change from the same period in 2010 was primarily due to net redemptions of investments of $26.8 million partially offset by $15 million used for the purchase of AI and $1.5 million in fixed asset additions.

Net cash provided by investing activities was $10.3 million for the year ended December 31, 2010, compared to net cash provided by investing activities of $2.2 million for the year ended December 31, 2009. The change was due primarily to net redemptions of investments of $26.8 million, partially offset by $15.0 million used for the purchase of AI and $1.5 million in fixed asset additions.

Financing Activities

Net cash provided by financing activities was $3.6 million for the year ended December 31, 2011, compared to net cash used in financing activities of $11.7 million for the year ended December 31, 2010. Net cash provided by financing activities in 2011 consisted principally of $4.6 million from the issuance and sale to Avis Budget Group of (i) 1,000,000 shares of the Company’s common stock, and (ii) a warrant to purchase up to an aggregate of 600,000 shares of common stock, offset by $1.1 million of share purchases under our share repurchase program. The change from the same period in 2010 was primarily due to $11.6 million used to repay the line of credit with UBS AG in 2010.

Net cash used in financing activities was $11.7 million for the year ended December 31, 2010, compared to net cash provided by financing activities of $11.6 million for the year ended December 31, 2009. The decrease was principally due to principal payments on the UBS line of credit from the redemption of the auction-rate securities (ARS) of $11.6 million in 2010 and the borrowing of $12.9 million from the UBS line of credit facility in 2009.

Capital Requirements

We believe that with the cash and investments we have on hand of $25.4 million at December 31, 2011, and operating cash flows we expect to generate, we will have sufficient funds available to cover our capital requirements for at least the next 12 months.

Our capital requirements depend on a variety of factors, including, but not limited to, the length of the sales cycle, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products to market, revenue growth or decline, customer financing/leasing levels and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations. We may determine in the future that we require additional funds to meet our long-term strategic objectives, including for the completion of potential acquisitions. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants, and we cannot assure you that such financing will be extended on terms acceptable to us or at all.

Line of Credit

In October 2008, the Company received an offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell to UBS at par value all auction-rate securities (“ARS”) held by the Company, all of which were purchased by the Company from UBS, at a future date (any time during a two-year period beginning June 30, 2010). Included as part of the Offer, the Company received a commitment to obtain a loan for 75% of the UBS-determined value of the ARS at any time until the put option is exercised at a variable interest rate (1.24% at December 31, 2009) equal to the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Company accepted the Offer in November 2008. In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against this credit facility. Principal payments reduced the Company’s obligation to $11,638,000 at December 31, 2009. This line of credit facility was payable on demand. The line of credit facility was repaid in July 2010 from the redemption of the ARS. Upon the redemption of the ARS, the line of credit terminated.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2011:

	Payment due by Period
	Total	Less than one year	1 to 3 years	3 to 5 years	After 5 years

Operating leases	$5,091,000	$623,000	$1,937,000	$962,000	$1,569,000

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

Business Acquisitions

On October 19, 2009, we acquired Didbox Ltd. (currently known as I.D. Systems (UK) Ltd) (“Didbox”), a privately held manufacturer and marketer of vehicle operator identification systems based in the United Kingdom (“UK”). The transaction was valued at approximately $660,000 and was structured with $534,000 paid up front in cash and contingent consideration of $110,000 due in 12 months based upon and subject to achievement of certain revenue and operating profit targets. We originally recorded $110,000 of contingent consideration based on the expected revenue and operating profits of Didbox during the measurement period applicable to the contingent consideration. The contingent consideration was reversed to other income in the consolidated statement of operations during the third quarter of 2010, as Didbox did not meet the revenue and operating profit targets. The Company incurred acquisition-related expenses of approximately $43,000, which are included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2009. The Didbox business complements the Company’s existing businesses by allowing access to OEM dealer network in the UK, and offers the ability to add the I.D. Systems solution set to its product line. In addition, the acquisition has provided the Company with access to a broader base of customers in Europe.

The Company accounted for the Didbox transaction under the acquisition method of accounting and recorded at the assets and liabilities of the acquired business at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The goodwill is not expected to be deductible for tax purposes. The allocation of the Didbox purchase price consists of the following:

Current assets	$93,000
Other assets	36,000
Current liabilities	(104,000)
Goodwill	419,000
Trademarks and tradenames	61,000
Customer list	56,000
Other intangibles	83,000

Fair value of assets acquired	$644,000

The results of operations of acquired businesses have been included in the consolidated statement of operations as of the effective date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

On January 7, 2010, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with General Electric Capital Corporation (“GECC”) and GE Asset Intelligence, LLC (“ GEAI ”), pursuant to which the Company acquired GEAI’s telematics business (the “GEAI Business”) through the purchase of 100% of the membership interests of Asset Intelligence, LLC (“AI”), a newly formed, wholly owned subsidiary of GEAI into which substantially all of the assets, including intellectual property, and liabilities of the GEAI Business had been transferred immediately prior to the closing. Effective with the closing of the transaction, AI became a wholly owned subsidiary of the Company. In connection with the transaction, AI offered employment to all of the former employees of the GEAI Business. The AI business complements our existing businesses, as AI’s focus on trucking, rail, marine and intermodal applications significantly expands the scope of assets addressed by our product solutions. The acquisition has provided the Company with access to a broader base of customers.

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

Under the terms of the Purchase Agreement, the Company paid consideration of $15 million in cash at closing. In addition, the Company would have been required to pay additional cash consideration of up to $2 million in or about February 2011, contingent upon the number of new units of telematics equipment sold or subject to a binding order to be sold by AI during the year ending December 31, 2010. However, the applicable units targets were not achieved and therefore none of the additional contingent consideration was paid.

The Company incurred acquisition-related expenses of approximately $1,355,000, of which $1,241,000 are included in selling, general and administrative expenses in 2009 and $114,000 in 2010.

The Company accounted for the AI transaction under the acquisition method of accounting and recorded at the assets and liabilities of the acquired business at their estimated fair values at the date of acquisition. The Company originally recorded in the preliminary purchase price allocation $1,017,000 of contingent consideration based on the estimated number of new units of telematics equipment to be sold in 2010. The fair value of the contingent consideration was estimated using a probability weighted calculation of the number of new units of telematics equipment expected to be sold in 2010. The contingent consideration was reversed during the second quarter of 2010 based on revised forecasts which indicated AI would not meet the required number of new unit sales during the measurement period in order for the contingent consideration to become payable. The following table summarizes the final allocation of the AI purchase price to the assets acquired and liabilities assumed at the date of acquisition:

Current assets, excluding inventory	$4,709,000
Inventory	5,236,000
Other assets, net	3,218,000
Current liabilities	(5,746,000)
Intangibles	6,365,000
Goodwill	1,218,000

Fair value of assets acquired	$15,000,000

The results of operations of AI have been included in the consolidated statement of operations as of the effective date of the acquisition.

The goodwill arising from the acquisition consists largely of the synergies and cost reductions through economies of scale expected and realized from combining the operations of the Company and AI. The goodwill is expected to be fully deductible for tax purposes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, transfers in and out of Levels 1 and 2, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. We do not expect the adoption of these provisions to have a significant impact on our financial statements.

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

In September 2011, the FASB issued accounting pronouncement No. 2011-08, Intangibles—Goodwill and Other (FASB ASC Topic 350) that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The provisions for this pronouncement are effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. We adopted this pronouncement during the third quarter of 2011. The adoption of this pronouncement did not have an effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the form of changes in corporate income tax rates, which risks are currently immaterial to us.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of December 31, 2011, we had cash, cash equivalents and investments of $25.4 million.

As of December 31, 2011, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our cash and cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

I.D. Systems, Inc.

We have audited the accompanying consolidated balance sheets of I.D. Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of I.D. Systems, Inc. and subsidiaries as of December 31, 2010 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II – Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2011. In our opinion, the financial schedule, when considered in relation to the consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

New York, New York

March 30, 2012

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$14,491,000	$8,386,000
Restricted cash		300,000
Investments – short term	4,565,000	6,904,000
Accounts receivable, net of allowance for doubtful accounts of $161,000 and $366,000 in 2010 and 2011, respectively	7,044,000	7,947,000
Notes and sales-type lease receivables – current, net of allowance for doubtful accounts of $-0- in 2010 and 2011	353,000	1,217,000
Inventory, net	7,295,000	8,114,000
Deferred costs - current	1,159,000	1,950,000
Prepaid expenses and other current assets	1,264,000	2,192,000
Deferred tax asset - current	-	390,000

Total current assets	36,171,000	37,400,000

Investments –long term	9,364,000	9,779,000
Notes and sales-type lease receivable – less current portion	839,000	4,101,000
Deferred costs – less current portion	2,978,000	1,916,000
Fixed assets, net	3,853,000	3,092,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	5,571,000	4,399,000
Other assets	272,000	307,000

	$60,885,000	$62,831,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$9,141,000	$9,482,000
Deferred revenue - current	2,186,000	3,090,000

Total current liabilities	11,327,000	12,572,000

Deferred rent	199,000	327,000
Deferred revenue – less current portion	4,614,000	4,332,000

	16,140,000	17,231,000
Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,491,000 and 12,546,000 shares issued at December 31, 2010 and 2011, respectively; shares outstanding, 11,242,000 and 12,055,000 at December 31, 2010 and 2011, respectively	121,000	121,000
Additional paid-in capital	105,156,000	101,766,000
Accumulated deficit	(49,470,000)	(53,510,000)
Accumulated other comprehensive income	(37,000)	(49,000)
	55,770,000	48,328,000

Treasury stock; 1,249,000 shares and 491,000 shares at cost at December 31, 2010 and 2011, respectively	(11,025,000)	(2,728,000)

Total stockholders’ equity	44,745,000	45,600,000
Total liabilities and stockholders’ equity	$60,885,000	$62,831,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2010	2011

Revenues:
Products	$6,470,000	$9,483,000	$22,450,000
Services	3,846,000	16,378,000	16,842,000

	10,316,000	25,861,000	39,292,000
Cost of Revenues:
Cost of products	3,882,000	5,077,000	12,863,000
Cost of services	1,672,000	6,363,000	5,860,000

	5,554,000	11,440,000	18,723,000

Gross Profit	4,762,000	14,421,000	20,569,000

Operating expenses:
Selling, general and administrative expenses	16,543,000	23,326,000	21,995,000
Research and development expenses	2,604,000	4,429,000	3,534,000

	19,147,000	27,755,000	25,529,000

Loss from operations	(14,385,000)	(13,334,000)	(4,960,000)
Interest income	933,000	675,000	243,000
Interest expense	(130,000)	(56,000)	-
Other income, net	390,000	104,000	287,000

Net loss before income taxes	(13,192,000)	(12,611,000)	(4,430,000)

Income tax benefit – sale of NJ net operating losses	-	-	390,000

Net loss	$(13,192,000)	$(12,611,000)	$(4,040,000)

Net loss per share – basic and diluted	$(1.20)	$(1.12)	$(0.36)

Weighted average common shares outstanding – basic and diluted	10,991,000	11,239,000	11,162,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Equity

Balance at January 1, 2009	12,082,000	$120,000	$101,437,000	$(23,667,000)	$46,000	$(10,851,000)	$67,085,000
Net loss				(13,192,000)			(13,192,000)
Foreign currency translation adjustment					1,000		1,000
Comprehensive loss - unrealized loss on investments					(107,000)		(107,000)

Total comprehensive loss							(13,298,000)

Shares issued pursuant to exercise of stock options	1,000		2,000				2,000
Shares withheld pursuant to issuance of restricted and performance shares						(65,000)	(65,000)
Issuance of restricted and performance stock	201,000
Stock based compensation - restricted stock			205,000				205,000
Stock based compensation – options and performance shares			1,952,000				1,952,000

Balance at December 31, 2009	12,284,000	$120,000	$103,596,000	$(36,859,000)	$(60,000)	$(10,916,000)	$55,881,000

Net loss				(12,611,000)			(12,611,000)
Foreign currency translation adjustment					(23,000)		(23,000)
Comprehensive income- unrealized gain on investments					46,000		46,000

Total comprehensive loss							(12,588,000)

Shares issued pursuant to exercise of stock options	1,000	1,000	2,000				3,000
Shares withheld pursuant to issuance of restricted and performance shares						(10,000)	(10,000)
Shares repurchased						(99,000)	(99,000)
Issuance of restricted and performance stock	206,000
Stock based compensation – restricted stock			273,000				273,000
Stock based compensation – options and performance shares			1,285,000				1,285,000

Balance at December 31, 2010	12,491,000	$121,000	$105,156,000	$(49,470,000)	$(37,000)	$(11,025,000)	$44,745,000

Net loss				(4,040,000)			(4,040,000)
Foreign currency translation adjustment					(4,000)		(4,000)
Comprehensive loss – unrealized loss on investments					(8,000)		(8,000)
Total comprehensive loss							(4,052,000)

Shares repurchased						(1,050,000)	(1,050,000)
Shares purchased by Avis – issued from treasury stock			(4,789,000)			9,394,000	4,605,000
Warrants issued to Avis			137,000				137,000
Shares issued pursuant to exercise of stock options	32,000	-	74,000				74,000
Shares withheld pursuant to exercise of stock options						(47,000)	(47,000)
Issuance of restricted and performance stock	63,000	-	-	-	-	-	-
Forfeiture of restricted shares	(40,000)	-	-	-	-	-	-
Stock based compensation – restricted stock			370,000				370,000
Stock based compensation – options and performance shares			818,000				818,000

Balance at December 31, 2011	12,546,000	$121,000	$101,766,000	$(53,510,000)	$(49,000)	$(2,728,000)	$45,600,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2010	2011

Cash flows from operating activities:
Net loss	$(13,192,000)	$(12,611,000)	$(4,040,000)
Adjustments to reconcile net loss to cash used in operating activities:
Inventory reserve	621,000	-	-
Stock based compensation	2,157,000	1,558,000	1,188,000
Depreciation and amortization	533,000	2,435,000	2,367,000
Deferred rent expense	(22,000)	188,000	128,000
Change in fair value of investments	(338,000)	-	-
Bad debt reserve	-	65,000	275,000
Deferred income taxes	-	-	(390,000)
Issuance of warrants to customer	-	-	137,000
Changes in:

Restricted cash	230,000	-	(300,000)
Accounts receivable	5,217,000	(611,000)	(1,240,000)
Notes and sales-type lease receivables	-	199,000	(4,126,000)
Inventory	(1,815,000)	2,428,000	(819,000)
Prepaid expenses and other assets	(200,000)	149,000	(963,000)
Deferred costs		(3,442,000)	271,000
Deferred revenue	307,000	4,454,000	622,000
Accounts payable and accrued expenses	(369,000)	1,593,000	293,000

Net cash used in operating activities	(6,871,000)	(3,595,000)	(6,597,000)

Cash flows from investing activities:
Purchases of fixed assets including website development costs	(358,000)	(1,459,000)	(434,000)
Business acquisitions	(518,000)	(15,000,000)	-
Purchases of investments	(59,408,000)	(15,330,000)	(7,196,000)
Maturities of investments	62,439,000	42,107,000	4,434,000

Net cash provided by (used in) investing activities	2,155,000	10,318,000	(3,196,000)

Cash flows from financing activities:
Proceeds from sale of stock to Avis	-	-	4,605,000
Proceeds from exercise of stock options	2,000	3,000	35,000
Borrowings on line of credit	12,900,000	-	-
Principal payments on line of credit	(1,262,000)	(11,638,000)	-
Purchase of treasury shares	-	(99,000)	(1,050,000)

Net cash provided by (used in) financing activities	11,640,000	(11,734,000)	3,590,000

Effect of foreign exchange rate changes on cash and cash equivalents	(1,000)	21,000	98,000
Net increase (decrease) in cash and cash equivalents	6,923,000	(4,990,000)	(6,105,000)
Cash and cash equivalents - beginning of period	12,558,000	19,481,000	14,491,000

Cash and cash equivalents - end of period	$19,481,000	$14,491,000	$8,386,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$130,000	$56,000	$-

Non-cash investing and financing activities include:
Shares withheld pursuant to stock issuance	$65,000	$10,000	$47,000

Unrealized (loss) gain on investments	$(107,000)	$46,000	$(8,000)

Accrual of contingent consideration and accrued expenses	$110,000	$-	$-

Acquisition:
Fair value of assets acquired	$748,000	$20,746,000	$-
Liabilities assumed	(104,000)	(5,746,000)	-
Less: contingent consideration	(110,000)	-	-
Less: cash acquired	(16,000)	-	-

Net cash paid	$518,000	$15,000,000	-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2011

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

Prior to the AI acquisition, the Company operated in a single reportable segment, which consisted of the historical operations of I.D. Systems (“IDS”). Subsequent thereto, the Company determined that it had two reportable segments organized by product line: IDS and AI. During the first quarter of 2011, the Company reorganized the manner in which it manages its business by merging the two segments while maintaining the IDS industrial and rental fleet management and the AI transportation asset management product lines. All previously reported financial information has been revised to conform to the current presentation.

I.D. Systems, Inc. was incorporated in Delaware in 1993 and commenced operations in January 1994.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[A]	Principles of consolidation:

The consolidated financial statements include I.D. Systems, Inc. (“IDS”) and its wholly owned subsidiaries Asset Intelligence, LLC, (“AI”), I.D. Systems, GmbH (“GmbH”), and I.D. Systems (UK) Ltd (formerly Didbox Limited) (“Didbox”). All material intercompany balances and transactions have been eliminated in consolidation.

[B]	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to stock-based compensation arrangements, measurements of fair value, realization of deferred tax assets, the impairment of tangible and intangible assets, inventory reserves, allowance for doubtful accounts, warranty reserves and deferred revenue and costs. Actual results could differ from those estimates.

[C]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceeded FDIC limits.

[D]	Restricted cash:

Restricted cash at December 31, 2011 consists of cash held in escrow for purchases from a vendor.

[E]	Investments:

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). The Company has classified as short-term those securities that mature within one year and mutual funds, and all other securities are classified as long-term. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. Gross realized gains and losses from the sale of investment securities available for sale are included in “other income” in the consolidated statement of operations. Dividend and interest income are recognized when earned.

The Company’s investments at December 31, 2009 also included auction rate securities (“ARS”) and an auction rate securities right (“ARSR”). The Company had classified its ARS and ARSR investments as trading securities. Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on the Company’s consolidated statements of operations. The investments in ARS and the ARSR were redeemed by July 2010 at par value.

[F]	Accounts receivable:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable balances. In establishing the required allowance, management considers our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are net of an allowance for doubtful accounts in the amount of $161,000 and $366,000 in 2010 and 2011, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

[G]	Notes and sales-type lease receivable:

Notes receivable relate to interest-bearing product financing arrangements that exceed one year and are recorded at face value. Interest income is recognized over the life of the note. Amounts collected on notes receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. Unearned income is amortized to interest income over the life of the notes using the effective-interest method.

The Company also derives revenue under leasing arrangements. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, an asset is established for the “sales-type lease receivable” at the present value of the future minimum lease payments. Interest income is recognized monthly over the lease term using the effective-interest method.

The allowance for doubtful accounts represents the Company’s best estimate of the amount of credit losses in the Company’s existing notes and sales-type lease receivable. The allowance is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2009, 2010 and 2011. The Company does not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes/leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest when it is probable that the Company will collect the remaining principal and interest of an impaired note/lease. Notes and leases become past due based on how recently payments have been received.

[H]	Revenue recognition:

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

Our industrial and rental fleet wireless asset management systems consist of on-asset hardware, communication infrastructure and software. Revenue derived from the sale of our industrial and rental fleet wireless asset management systems is allocated to each element based upon vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue is recognized as each element is earned based on the selling price of each element based on VSOE, and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company’s system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, persuasive evidence of an arrangement exists, sales price is fixed and determinable, collectability is reasonably assured and contractual obligations have been satisfied. In some instances, we are also responsible for providing installation services. The additional installation services, which could be performed by third parties, are considered another element in a multi-element deliverable and revenue for installation services is recognized at the time the installation is provided. Training and technical support revenue are recognized at time of performance.

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

The Company also derives revenue under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance, support and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, an asset is established for the “sales-type lease receivable” at the present value of the expected lease payments and revenue is deferred and recognized over the service contract, as described above. Maintenance revenues and interest income are recognized monthly over the lease term.

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

[I]	Inventory:

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

[J]	Fixed assets and depreciation:

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases, or their estimated useful lives, whichever is shorter. For website development costs, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years.

[K]	Long-lived assets:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. For the years ended December 31, 2009, 2010 and 2011, the Company has not incurred an impairment charge.

[L]	Goodwill and other intangible assets:

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade name, patents, customer relationships and other intangible assets. The Company tests goodwill and other intangible assets annually, or when a triggering event occurs between annual impairment tests, to determine if impairment exists and if the use of indefinite lives is currently applicable. For purposes of the goodwill impairment test, the Company’s product lines are aggregated within one reporting unit.

[M]	Product warranties:

The Company provides a one-year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[N]	Research and development:

Research and development costs are charged to expense as incurred. Research and development costs were $2,604,000, $4,429,000 and $3,534,000 in 2009, 2010 and 2011, respectively.

[O]	Patent costs:

Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[P]	Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. The Company did not make any contributions to the plan during the years ended December 31, 2009, 2010 and 2011.

[Q]	Rent expense:

Expense related to the Company’s facilities leases is recorded on a straight-line basis over the respective lease terms. The difference between rent expense incurred and the amounts required to be paid in accordance with the lease term is recorded as deferred rent and is amortized over the lease term.

[R]	Stock-based compensation:

The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on grant date. The Company recorded stock-based compensation expense of $2,157,000, $1,558,000 and $1,188,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

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

[S]	Income taxes:

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended December 31, 2009, 2010 and 2011, there was no such interest or penalty.

The Company files federal income tax returns and separate income tax returns in various states. For federal and certain states, the 2008 through 2011 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For certain other states, the 2007 through 2011 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

[T]	Fair value of financial instruments:

Cash and cash equivalents and investments in securities are carried at fair value. The notes and sales-type lease receivables approximate fair value. Accounts receivable, accounts payable and other liabilities approximate their fair values due to the short period to maturity of these instruments.

[U]	Advertising and marketing expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2009, 2010 and 2011 amounted to $271,000, $341,000 and $202,000, respectively.

[V]	Commitments and contingencies:

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

[W]	Reclassification:

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

[X]	Recently issued accounting pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, transfers in and out of Levels 1 and 2, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. We do not expect the adoption of these provisions to have a significant impact on our financial statements.

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

In September 2011, the FASB issued accounting pronouncement No. 2011-08, Intangibles—Goodwill and Other (FASB ASC Topic 350) that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The provisions for this pronouncement are effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. We adopted this pronouncement during the third quarter of 2011. The adoption of this pronouncement did not have an effect on our consolidated financial statements.

NOTE 3 – SIGNIFICANT TRANSACTION – AVIS BUDGET GROUP, INC.

In connection with the Master Agreement (as defined below), the Company entered into a Purchase Agreement (the “Purchase Agreement”), dated as of August 22, 2011 (the “Effective Date”), with Avis Budget Group, Inc. (“Avis Budget Group”), pursuant to which Avis Budget Group purchased from the Company, for an aggregate purchase price of $4,604,500 (or $4.60 per share, which price was based on the average closing price of our common stock for the twenty trading days prior to the Effective Date), (i) 1,000,000 shares (the “Shares”) of the Company’s common stock, and (ii) a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of our common stock (the “Warrant Shares” and, collectively with the Shares and the Warrant, the “Securities”). The Company issued the Shares from treasury stock reflecting the cost of such shares on a specific identification basis.

The Warrant has an exercise price of $10.00 per share of common stock.  The Warrant is exercisable (i) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (ii) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group and the Avis entity that is the counterparty under the Master Agreement described below, executes and delivers to the Company SOW#2 (which is described below), and on or before the fifth (5th) anniversary of the Effective Date. The fair value of the Warrant for 100,000 shares of approximately $137,000 was recorded as a sales incentive in the Consolidated Statement of Operations.  The Company has not recognized the impact of the remaining 500,000 shares underlying the Warrant in the Consolidated Statement of Operations as it is considered contingently issued at December 31, 2011. See Note 13(D) to the Consolidated Financial Statements for additional information.

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

In 2009, the Company entered into a contract for a pilot agreement with ABCR pursuant to which the Company’s rental fleet management system was implemented on a portion of the customer’s fleet of vehicles. Concurrent with the execution of SOW#1, the contract for the pilot program was terminated and the payment terms for the vehicle management systems implemented under the pilot program were incorporated into SOW#1.  Under the terms of SOW#1, the Company is entitled to issue sixty (60) monthly invoices of up to $53,000 for active vehicle management systems installed under the former pilot program.  In the event that ABCR terminates SOW#1, then ABCR would be liable to the Company for the net present value of all future remaining charges under SOW#1 at a negotiated discount rate per annum, with the payment due on the effective date of termination. As discussed in Note 7 to the Consolidated Financial Statements, during the third quarter of 2011 the Company recognized the product revenue of approximately $2.0 million for these pilot units (at the present value of the fixed product portion of the monthly fee) and cost of product of approximately $1.1 million. The maintenance portion of the monthly invoices will be recognized as service income on a monthly basis.

During the fourth quarter of 2011, the Company started shipping units under SOW#1 and recognized approximately $1,700,000 in product revenue for SOW#1.

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

NOTE 4 – INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the years ended December 31, 2009, 2010 and 2011, the Company reported unrealized gain (loss) of $(107,000), $46,000 and $(8,000), respectively, on available for sale securities in comprehensive loss. Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. During September 2010, the Company transferred approximately $10.3 million of debt securities classified as held to maturity to available for sale. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and mutual funds, and all other securities are classified as long-term.

At December 31, 2009, the Company’s investments also included auction-rate securities (“ARS”) and an auction-rate securities right (“ARSR”). The investments in ARS and the ARSR were redeemed by July 2010 at par value.

The Company had classified its ARS investments and ARSR as trading securities. Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on the Company’s consolidated statements of operations.

The following table summarizes the estimated fair value of investment securities designated as available for sale, excluding investment in mutual funds of $4,545,000 in 2011, classified by the contractual maturity date of the security as of December 31, 2011:

Fair Value

Due within one year	$2,359,000
Due one year through three years	9,779,000
Due after three years	-

$12,138,000

The cost, gross unrealized gains (losses) and fair value of available for sale, held to maturity and trading to maturity securities by major security type at December 31, 2010 and 2011 were as follows:

December 31, 2011	Cost	Unrealized Gain	Unrealized Loss	Fair Value

Investments – short term
Available for sale
Government agency bonds	$1,347,000	$2,000	$-	$1,349,000
Mutual funds	4,614,000	-	(69,000)	4,545,000
Corporate bonds and commercial paper	669,000	10,000	(2,000)	677,000
U.S. Treasury Notes	332,000	1,000	-	333,000

Total available for sale – short term	6,962,000	13,000	(71,000)	6,904,000

Investments – long term
Available for sale
U.S. Treasury Notes	5,365,000	29,000	-	5,394,000
Government agency bonds	850,000	5,000	-	855,000
Corporate bonds and commercial paper	3,529,000	25,000	(24,000)	3,530,000

Total available for sale – long term	9,744,000	59,000	(24,000)	9,779,000

Total investments	$16,706,000	$72,000	$(95,000)	$16,683,000

December 31, 2010	Cost	Unrealized Gain	Unrealized Loss	Fair Value

Investments – short term
Available for sale
Government agency bonds	$521,000	$—	$—	$521,000
Mutual funds	2,515,000	—	(28,000)	2,487,000
Corporate bonds and commercial paper	1,549,000	8,000	—	1,557,000

Total available for sale – short term	4,585,000	8,000	(28,000)	4,565,000

Investments – long term
Available for sale
U.S. Treasury Notes	5,079,000		(10,000)	5,069,000
Government agency bonds	2,232,000			2,232,000
Corporate bonds and commercial paper	2,048,000	24,000	(9,000)	2,063,000

Total available for sale – long term	9,359,000	24,000	(19,000)	9,364,000

Total investments	$13,944,000	$32,000	$(47,000)	$13,929,000

The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

▪	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

▪	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

▪	Level 3: Unobservable inputs that reflect the reporting entity’s estimates of market participant assumptions.

At December 31, 2011, the Company’s investments described above are classified as Level 1 for fair value measurement.

The table below includes a rollforward of the Company’s investments in ARS and the ARSR from January 1, 2010 to December 31, 2010:

Fair value, January 1, 2010	$19,375,000
Net redemptions	(19,375,000)

Fair value, December 31, 2010	$-

NOTE 5 — REVENUE RECOGNITION

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

Deferred revenue as of December 31, 2010 and December 31, 2011 consists of the following:

	December 31,
	2010	2011

Deferred activation fees	$96,000	$262,000
Deferred industrial equipment installation revenue	367,000	121,000
Deferred maintenance revenue	798,000	654,000
Deferred remote asset management product revenue	5,539,000	6,385,000

	6,800,000	7,422,000
Less: Current portion	2,186,000	3,090,000

Deferred revenue – less current portion	$4,614,000	$4,332,000

During the years ended December 31, 2010 and 2011, the Company amortized deferred equipment revenue of $696,000 and $3,662,000, respectively. Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2010 and 2011, unbilled receivables were $-0- and $110,000, respectively, and are included in accounts receivable in the Consolidated Balance Sheets.

NOTE 6 — NOTES RECEIVABLE AND SALES-TYPE LEASE RECEIVABLE

[A]	Notes receivable:

Notes receivable of $330,000 and $215,000 at December 31, 2010 and 2011, respectively, relate to product financing arrangements that exceed one year and bear interest at 8% - 10%. The notes receivable are collateralized by the equipment being financed. For the years ended December 31, 2010 and 2011, there were no sales of notes receivable. The revenue derived from the sale of monitoring equipment and the related costs are deferred (See Notes 5 and 7 to the Consolidated Financial Statements). Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service.

.

Notes receivable	$215,000
Less: Current portion	140,000

Notes receivable - less current portion	$75,000

[B]	Sales-type lease receivable:

The present value of net investment in sales-type lease receivable of $862,000 and $5,103,000 at December 31, 2010 and 2011, respectively, is principally for five-year leases of the Company’s product, including $3,658,000 as of December 31, 2011 from the Avis contract discussed in Note 3 to the Consolidated Financial Statements, and is reflected net of unearned income of $132,000 and $583,000 at December 31, 2010 and 2011, respectively, discounted at 4% – 14%.

Scheduled maturities of minimum lease payments outstanding as of December 31, 2011 are as follows:

Year ending December 31:

2012	$1,077,000
2013	1,167,000
2014	1,111,000
2015	955,000
2016	757,000
Thereafter	36,000

5,103,000
Less: Current portion	1,077,000
Total	$4,026,000

NOTE 7 — DEFERRED COSTS

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

As described in Note 3 to the Consolidated Financial Statements, concurrent with the execution of SOW#1 on August 22, 2011, the contract for the pilot program was terminated and payment terms for the vehicle management systems installed under the pilot program were incorporated into SOW#1.  Under the terms of SOW#1, the Company is entitled to issue sixty (60) monthly invoices of up to $53,000 for active vehicle management systems installed under the former pilot program. In the event that ABCR terminates SOW#1, then ABCR would be liable to the Company for the net present value of all future remaining charges under SOW#1 using the implicit rate in the lease, with the payment due on the effective date of termination. With the execution of SOW#1, the Company recognized the associated revenue, since the sales price for the vehicle management systems implemented under the former pilot program is fixed and determinable and collectability is reasonably assured.  As a result of the change in contractual terms, which necessitated a new methodology of revenue recognition, during the third quarter of 2011, the Company recorded product revenue and a sales-type lease receivable for the net present value of the monthly product payments of approximately $2.0 million and recognized the remaining deferred contract costs of approximately $1.1 million to product cost of sales in the Consolidated Statement of Operations. The maintenance portion of the monthly invoices will be recognized as service income on a monthly basis.

The Company capitalized $783,000 of such contract costs for the ABCR pilot program and amortized $152,000 of such costs during 2010 and capitalized $810,000 and amortized $306,000, respectively, through August 22, 2011. As a result of the change in contractual terms on August 22, 2011, and the resultant change in the revenue recognition methodology, the unamortized deferred contract costs of approximately $1.1 million were charged to cost of product sales during the third quarter of 2011.

Deferred product costs consist of transportation asset management equipment costs deferred in accordance with our revenue recognition policy (see Note 5 to the Consolidated Financial Statements).

 Deferred costs consist of the following:

	December 31,
	2010	2011

Deferred contract costs	$694,000	$9,000
Deferred product costs	3,443,000	3,857,000

	4,137,000	3,866,000
Less: Current portion	1,159,000	1,950,000

Deferred costs – less current portion	$2,978,000	$1,916,000

The Company will continue to evaluate the realizability of the carrying amount of the deferred contract costs on a quarterly basis. To the extent the carrying value of the deferred contract costs exceed the contract revenue, an impairment loss will be recognized.

NOTE 8 - INVENTORIES

Inventories as of December 31, 2010 and 2011 consist of the following:

	December 31,
	2010	2011

Components	$4,244,000	$5,075,000
Finished goods	3,051,000	3,039,000

	$7,295,000	$8,114,000

NOTE 9 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and at December 31, 2010 and 2011, are summarized as follows:

	December 31,
	2010	2011

Equipment	$1,026,000	$1,101,000
Computer software	2,982,000	3,234,000
Computer hardware	1,751,000	1,777,000
Furniture and fixtures	329,000	361,000
Automobiles	47,000	47,000
Leasehold improvements	246,000	295,000

	6,381,000	6,815,000
Accumulated depreciation and amortization	(2,528,000)	(3,723,000)

	$3,853,000	$3,092,000

Depreciation and amortization expense for the years ended December 31, 2009, 2010 and 2011 was $530,000, $1,265,000 and $1,195,000, respectively. This includes amortization of costs associated with computer software and website development for the years ended December 31, 2009, 2010 and 2011 of $121,000, $581,000 and $623,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the VeriWise® systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (“GPS”)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $868,000 and $252,000 for such projects for the years ended December 31, 2010 and 2011, respectively.

NOTE 10 – ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

On October 19, 2009, the Company acquired Didbox Ltd. (currently known as I.D. Systems (UK) Ltd) (“Didbox”), a privately held manufacturer and marketer of vehicle operator identification systems based in the United Kingdom (“UK”). The transaction was valued at approximately $660,000 and was structured with $534,000 paid up front in cash and contingent consideration of $110,000 due in 12 months based upon achievement of certain revenue and operating profit targets. The Company originally recorded $110,000 of contingent consideration based on the expected revenue and operating profits of Didbox during the measurement period applicable to the contingent consideration. The contingent consideration was reversed during the third quarter of 2010, as Didbox did not meet the revenue and operating profit targets. The reversal of $110,000 of contingent consideration is included in other income in the Consolidated Statement of Operations. The Company incurred acquisition-related expenses of approximately $43,000, which were included in selling, general and administrative expenses in the Consolidated Statement of Operations during the year ended December 31, 2009. The Didbox business complements the Company’s existing businesses by allowing access to the original equipment manufacturer (OEM) dealer network in the UK, and offers the ability to add the I.D. Systems solution set to its product line. In addition, the acquisition has provided the Company with access to a broader base of customers in Europe.

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

Under the terms of the Purchase Agreement, the Company paid consideration of $15 million in cash at closing. In addition, the Company would have been required to pay additional cash consideration of up to $2 million in or about February, 2011, contingent upon the number of new units of telematics equipment sold or subject to a binding order to be sold by AI during the year ended December 31, 2010. The Company originally recorded in the preliminary purchase price allocation $1,017,000 of contingent consideration based on the estimated number of new units of telematics equipment expected to be sold in 2010. The fair value of the contingent consideration was estimated using a probability-weighted calculation of the number of new units of telematics equipment expected to be sold in 2010 discounted at 20.5%, which represents the Company’s weighted-average discount rate. The contingent consideration was reversed during the second quarter of 2010 based on revised forecasts which indicated AI would not meet the required number of new unit sales during the measurement period in order for the contingent consideration to become payable. Ultimately, no amounts were paid under this provision, as the applicable target was not met.

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

The fair value of the current assets acquired included trade accounts receivable with a fair value of $3,272,000. The gross amount due was $3,966,000, of which $694,000 was expected to be uncollectible.

The results of operations of AI have been included in the Consolidated Statement of Operations as of the effective date of the acquisition.

The following revenues and operating loss of AI were included in the Company’s consolidated results of operations for the year ended December 31, 2010:

Year Ended December 31, 2010

Revenues	$15,155,000
Operating loss	(3,277,000)

The following table represents the combined pro forma revenue and net loss for the years ended December 31, 2009 and 2010, as if the acquisition had occurred as of January 1, 2009 and 2010, respectively:

	Year Ended December 31, 2009 Pro Forma Combined	Year Ended December 31, 2010 Pro Forma Combined
	(Unaudited)	(Unaudited)

Revenue	$37,626,000	$26,103,000
Net loss	(28,773,000)	(12,542,000)
Net loss per share — basic and diluted	(2.62)	(1.12)

The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of AI. Accordingly, this summary is not necessarily indicative of what the results of operations would have been had this business acquisition occurred during such period, nor does it purport to represent results of operations for any future periods.

The changes in the carrying amount of goodwill from January 1, 2010 to December 31, 2011 are as follows:

Total

Balance of as January 1, 2010	$619,000
Arising from the Asset Intelligence (AI) acquisition	1,218,000

Balance as of December 31, 2010	1,837,000
2011 changes	-

Balance as of December 31, 2011	$1,837,000

Identifiable intangible assets are comprised of the following:

December 31, 2011	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(271,000)	$1,218,000
Tradename	5	200,000	(80,000)	120,000
Non-competition agreement	3	234,000	(156,000)	78,000
Technology	5	50,000	(22,000)	28,000
Workforce	5	33,000	(14,000)	19,000
Customer relationships	5	4,499,000	(1,802,000)	2,697,000

		6,505,000	(2,345,000)	4,160,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		135,000	-	135,000

		239,000	-	239,000

Total		$6,744,000	$(2,345,000)	$4,399,000

December 31, 2010	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(135,000)	$1,354,000
Tradename	5	200,000	(40,000)	160,000
Non-competition agreement	3	234,000	(78,000)	156,000
Technology	5	50,000	(12,000)	38,000
Workforce	5	33,000	(8,000)	25,000
Customer relationships	5	4,499,000	(900,000)	3,599,000

		6,505,000	(1,173,000)	5,332,000

Unamortized:
Customer list		104,000	—	104,000
Trademark and Tradename		135,000	—	135,000

		239,000	—	239,000

Total		$6,744,000	$(1,173,000)	$5,571,000

The Company tests the goodwill and other intangible assets on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. At December 31, 2011, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangible assets. The Company also determined that the use of indefinite lives for the customer list and trademark and trade name remains applicable at December 31, 2011, as the Company expects to continue to derive future benefits from these intangible assets.

Amortization expense for the years ended December 31, 2009, 2010 and 2011 was $3,000, $1,170,000 and $1,172,000, respectively. Future amortization expense for the intangible assets at December 31, 2011 is as follows:

Year ending December 31:

2012	1,170,000
2013	1,091,000
2014	1,086,000
2015	135,000
2016	135,000

NOTE 11 – LINE OF CREDIT

In October 2008, the Company received an offer (the “Offer”) from UBS for a put right (the “ARSR”) permitting the Company to sell to UBS at par value all ARS held by the Company, all of which were purchased by the Company from UBS, at a future date (any time during a two-year period beginning June 30, 2010). Included as part of the Offer, the Company received a commitment to obtain a loan for 75% of the UBS-determined value of the ARS at any time until the put option is exercised at a variable interest rate equal to the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted-average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Company accepted the Offer in November 2008. In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against this credit facility. Principal payments reduced the Company’s obligation to $11,638,000 at December 31, 2009. The line of credit facility was payable on demand. The line of credit facility was repaid in July 2010 from the redemption of the ARS. Upon the redemption of the ARS, the line of credit terminated.

NOTE 12 – NET LOSS PER SHARE

	December 31,
Basic and diluted loss per share	2009	2010	2011

Net loss	$(13,192,000)	$(12,611,000)	$(4,040,000)

Weighted-average common shares outstanding – basic and diluted	10,991,000	11,239,000	11,162,000

Net loss per share – basic and diluted	$(1.20)	$(1.12)	$(0.36)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to reflect the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. For the years ended December 31, 2009, 2010 and 2011, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options and restricted stock of 2,831,000, 2,985,000 and 2,823,000, respectively, would have been anti-dilutive.

NOTE 13 – STOCK-BASED COMPENSATION

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

A summary of the status of the Company’s stock options as of December 31, 2009, 2010 and 2011 and changes during the years then ended, is presented below:

72

	2009		2010		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,601,000	$9.81	2,659,000	$8.88	2,666,000	$7.34
Granted	349,000	3.61	668,000	2.96	135,000	4.55
Exercised	(1,000)	2.31	(1,000)	2.31	(32,000)	2.35
Expired	(22,000	4.13	(232,000)	7.48	(230,000)	5.66
Forfeited	(268,000)	11.44	(428,000)	10.05	(77,000)	7.14

Outstanding at end of year	2,659,000	$8.88	2,666,000	$7.34	2,462,000	$7.41

Exercisable at end of year	1,662,000	$9.51	1,522,000	$9.60	1,437,000	$10.06

          The following table summarizes information about stock options at December 31, 2011:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

1.97 – 3.81	860,000	8 years	$3.13		115,000	$3.19
3.82 – 7.40	786,000	5 years	5.66		549,000	6.08
7.41 – 14.15	580,000	4 years	10.68		538,000	10.88
14.16 – 19.94	73,000	4 years	17.30		72,000	17.32
19.95 – 25.38	163,000	4 years	22.37		163,000	22.37

	2,462,000	6 years	$7.41	$1,448,000	1,437,000	$10.06	$205,000

	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Options exercisable at December 31, 2011	1,437,000	$10.06	$205,000	3.96

Vested and expected to vest at December 31, 2011	2,462,000	$7.41	$1,448,000	5.64

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	December 31,
	2009	2010	2011

Expected volatility	54.1% - 75.6%	52.5% - 58.9%	54.1% - 57.2%
Expected life of options	3.0- 5.0 years	3.0 – 5.0 years	3.0 – 5.0 years
Risk free interest rate	2%	1.7%	1.6%
Dividend yield	0%	0%	0%
Weighted-average fair value of options granted during the year	$1.85	$1.31	$1.91

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

For the years ended December 31, 2009, 2010 and 2011, the Company recorded $1,937,000, $1,250,000 and $782,000, respectively, of stock-based compensation expense in connection with the stock option grants. The total intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011 was $2,000, $1,000 and $35,000, respectively.

The fair value of options vested during the years ended December 31, 2009, 2010 and 2011 was $2,178,000, $1,677,000 and $773,000, respectively. As of December 31, 2011, there was $1,110,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

[B]	Restricted Stock Awards:

In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2009, 20010 and 2011 is as follows:

	Number of Non-vested Shares	Weighted - Average Grant Date Fair Value

Non-vested at January 1, 2009	31,000	$9.49
Granted	162,000	3.54
Vested	(21,000)	10.55
Forfeited	—	-

Non-vested at December 31, 2009	172,000	$3.78
Granted	206,000	2.73
Vested	(20,000)	5.62
Forfeited	(39,000)	3.15

Non-vested at December 31, 2010	319,000	$3.07
Granted	63,000	4.55
Vested	(21,000)	2.88
Forfeited	-

Non-vested at December 31, 2011	361,000	$3.34

For the years ended December 31, 2009, 2010 and 2011, the Company recorded $205,000, $273,000 and $370,000 respectively, of stock-based compensation expense in connection with the restricted stock grants. As of December 31, 2011, there was $563,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.2 years.

[C]	Performance Shares:

In June 2009, the Compensation Committee granted an aggregate of 233,000 performance shares to key employees pursuant to the 2007 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period ending in January 2012, with the ability to achieve prorated performance shares during interim annual measurement periods from January 31, 2009 to January 31, 2012. January of each year from 2009 to 2012 is used as the interim measurement date, since it is assumed that earnings announcements will take place in January with respect to the preceding year end. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the years ended December 31, 2009, 2010 and 2011 was insignificant.

In February 2010 and October 2010, the Compensation Committee granted an aggregate of 44,000 and 50,000 performance shares, respectively, to key employees pursuant to the 2007 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period ending in October 2013, with the ability to achieve prorated performance shares during interim annual measurement periods from January 31, 2010 to January 31, 2013. January of each year from 2010 to 2013 is used as the interim measurement date, since it is assumed that earnings announcements will take place in January with respect to the preceding year end. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the years ended December 31, 2010 and 2011 was insignificant.

[D]	Warrants:

In connection with the Purchase Agreement with Avis Budget Group, Inc. (“Avis Budget Group”) entered into on August 22, 2011 (the “Effective Date”), the Company issued and sold to Avis Budget Group a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of the Company’s common stock (collectively, the “Warrant Shares”) at an exercise price of $10.00 per share of common stock. The Warrant is exercisable (i) with respect to 100,000 shares of common stock, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (ii) with respect to 500,000 shares of common stock, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC, a Delaware limited liability company (“ABCR”) and the subsidiary of Avis Budget Group that is  the counterparty under the Master Agreement (described in Note 3 to the Consolidated Financial Statements), executes and delivers to the Company SOW#2 (as defined in the Master Agreement) and on or before the fifth (5th) anniversary of the Effective Date.

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder.  The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of December 31, 2011, the Company has not yet been requested to file such a registration statement.

The exercise price of the Warrant and, in some cases, the number of shares of our common stock issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to holders of common stock.  In the event of a fundamental transaction involving the Company, such as a merger, consolidation, sale of substantially all of the Company’s assets or similar reorganization or recapitalization, the holder will be entitled to receive, upon exercise of the Warrant, any securities or other consideration received by the holders of the Company’s common stock pursuant to such fundamental transaction.

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Warrant Shares pursuant to any exercise of the Warrants. As of December 31, 2011, the Company has sufficient shares reserved.

The 100,000 Warrant Shares which vested on the Effective Date were valued at $137,000 based on a Black-Scholes pricing model using the following assumptions: risk-free interest rate of 0.941%, expected life of 5 years, expected volatility of 54.6% and an expected dividend yield of 0.0%.  The $137,000 fair value was recorded as reduction of product revenue pursuant to the applicable accounting guidance during the third quarter of 2011. The Company has determined that the warrants should be accounted for as an equity instrument.

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

NOTE 14 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2010	December 31, 2011

Accounts payable	$6,816,000	$7,160,000
Accrued warranty	2,069,000	752,000
Accrued compensation	-	1,388,000
Other current liabilities	256,000	182,000

	$9,141,000	$9,482,000

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped. For the year ended December 31, 2011, the warranty reserve decreased by approximately $502,000 due to the termination of a customer’s extended warranty concession.

The following table summarizes warranty activity during the years ended December 31, 2010 and 2011:

	Year Ended
	2010	2011

Accrued warranty reserve, beginning of year	$2,657,000	$2,069,000
Accrual for product warranties issued	294,000	330,000
Product replacements and other warranty expenditures	(736,000)	(745,000)
Expiration of warranties	(146,000)	(902,000)

Accrued warranty reserve, end of period	$2,069,000	$752,000

NOTE 15 – CONCENTRATION OF CUSTOMERS

Three customers accounted for 17%, 11% and 10% of the Company’s revenue and two of those customers accounted for 14% and 13% of the Company’s accounts receivable during the year ended and as of December 31, 2011.

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

NOTE 16 - STOCKHOLDERS’ EQUITY

[A]	Preferred stock:

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. The Company’s Board of Directors has the authority to issue shares of preferred stock and to determine the price and terms of those shares. No shares of preferred stock are issued and outstanding.

[B]	Stock repurchase program:

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases will be dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. For the year ended December 31, 2011, the Company purchased a total of approximately 229,000 shares of its common stock in open market transactions under the stock repurchase program for an aggregate purchase price of $1,050,000. As of December 31, 2011, the Company has purchased a total of approximately 265,000 shares of its common stock in open market transactions under the stock repurchase program for an aggregate purchase price of approximately $1,148,000, or an average cost of $4.33 per share.

In addition, on May 3, 2007, the Company had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The Company did not purchase any shares of its common stock under the 2007 Repurchase Program during the year ended December 31, 2011. As of December 31, 2011, the Company had purchased a total of approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management. The 2007 Repurchase Program does not have an expiration date, and the Company may discontinue or suspend the 2007 Repurchase Program at any time.

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

In July 2009, the Company entered into a shareholder rights plan (the “Rights Plan”), under which the Board of Directors authorized and declared a dividend of one Right for each share of the Company’s common stock outstanding as of July 13, 2009. Each Right entitles the registered holder of the Right to purchase from the Company 1/1,000th (subject to prospective anti-dilution adjustments) of a share of Preferred Stock of the Company at a purchase price of $19.47 (a “Right”). The Rights Plan has a three-year term with the possibility of two separate three-year renewals. Until a Right is exercised or exchanged in accordance with the provisions of the rights agreement governing the Rights Plan, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote for the election of directors or upon any matter submitted to stockholders of the Company or to receive dividends or subscription rights. The Rights were registered with the SEC in July 2009.

[D]	Shares withheld:

During the year ended December 31, 2011, 14,000 shares of the Company’s common stock were withheld to satisfy tax withholding obligations and to pay the exercise price of such awards in the aggregate amount of $47,000 in connection with the exercise of employee stock options.

During the year ended December 31, 2010, 4,000 shares of the Company’s common stock were withheld to satisfy tax withholding obligations and to pay the exercise price of such awards in the aggregate amount of $10,000 in connection with the vesting of restricted shares and the exercise of employee stock options.

During the year ended December 31, 2009, 20,000 shares of the Company’s common stock were withheld to satisfy tax withholding obligations and to pay the exercise price of such awards in the aggregate amount of $65,000 in connection with the vesting of restricted shares and the exercise of employee stock options.

NOTE 17 - INCOME TAXES

At December 31, 2011, the Company had an aggregate net operating loss carryforward of approximately $46,490,000 for U.S. federal income tax purposes, of which $7,571,000 relates to stock options for which there were no compensation charges for financial reporting. Accordingly, any future tax benefit upon utilization of that net operating loss would be credited to additional paid-in capital. The Company has not included this amount in deferred tax assets. At December 31, 2011, the Company had an aggregate net operating loss carryforward of approximately $37,367,000 for state income tax purposes and a foreign net operating loss carryforward of approximately $668,000. Substantially all of the net operating loss carryforwards expire from 2020 through 2031 for federal purposes and from 2012 through 2018 for state purposes. The net operating loss carryforwards may be limited to use in any particular year based on Internal Revenue Code sections related to change of ownership restrictions. In addition, future stock issuances may subject the Company to annual limitations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

We have New Jersey net operating loss carryforwards (“NJ NOLs”) in the approximate amount of $32,974,000 expiring through 2018, which are available to reduce future earnings which would otherwise be subject to state income tax. As of December 31, 2011, approximately $12,000,000 of these New Jersey loss carryforwards had been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. Since specific sales transactions are subject to approval by the NJEDA, we recognize the associated tax benefits in the financial statements as they are approved. As of December 31, 2011, the Company received approval for the sale of approximately $11.9 million of NJ NOLs, subject to a 39.6% seller’s allocation factor ($4.7 million, net) for approximately $390,000. As such, the Company reversed the valuation allowance related to these NJ NOLs in 2011. In February 2012, the Company sold NJ tax benefits for approximately $390,000.

The Company has net deferred tax assets of approximately $17,782,000 and $19,500,000 at December 31, 2010 and 2011, respectively. The increase in the deferred tax asset is primarily attributable to net operating losses. The Company had other temporary differences between financial and tax reporting for stock-based compensation, fixed asset depreciation expense, deferred revenue, deferred expenses and acquisition-related expenses.

The Company has elected to use the incremental approach for financial statement purposes. Under this approach, the Company will utilize net operating loss carryforwards before utilizing excess benefit from exercise of options during the current year. The Company has provided a valuation allowance against the full amount of its deferred tax asset, net of the benefit expected to be derived from the sale of the NJ NOLs, since the likelihood of realization cannot be determined. The valuation allowance increased in 2009, 2010 and 2011 by $4,592,000, $4,323,000 and $1,328,000, respectively.

Loss before income taxes consists of the following:

	Year Ended December 31,
	2009	2010	2011

U.S. operations	$(13,120,000)	$(12,310,000)	$(4,198,000)
Foreign operations	(72,000)	(301,000)	(232,000)

	$(13,192,000)	$(12,611,000)	$(4,430,000)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations is attributable to the following:

	Year Ended December 31,
	2009	2010	2011

Income tax benefit at the federal statutory rate	$(4,485,000)	$(4,283,000)	$(1,499,000)
State and local income taxes, net of effect on federal taxes	(792,000)	(824,000)	(294,000)
Increase (decrease) in valuation allowance	4,592,000	4,323,000	1,328,000
ISO grants and restricted shares	655,000	484,000	276,000
Expiration of state net operating loss	129,000	141,000	-
Sale of NJ net operating loss carryforwards			(390,000)
Other	(99,000)	159,000	189,000

	$-	$-	$(390,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2011 are presented below:

	December 31,
	2010	2011

Deferred tax assets:
Net operating loss carryforwards	$14,122,000	$15,159,000
Fixed assets, depreciation	70,000	-
Stock-based compensation	1,120,000	1,319,000
Acquisition related expenses	513,000	469,000
Deferred revenue	2,035,000	2,713,000
Intangibles, amortization	240,000	423,000
Inventories	728,000	536,000
Other deductible temporary differences	143,000	553,000

Total gross deferred tax assets	18,971,000	21,172,000
Less: Valuation allowance	(17,782,000)	(19,110,000)

	1,189,000	2,062,000
Deferred tax liabilities

Deferred expenses	(1,189,000)	(1,452,000)
Fixed assets, depreciation		(220,000)

Net deferred tax assets	$-	$390,000

NOTE 18 – WHOLLY OWNED FOREIGN SUBSIDIARIES

In May 2009, the Company formed an entity in Germany called I.D. Systems, GmbH (the “GmbH”). This foreign entity is wholly owned by I.D. Systems, Inc. The GmbH financial statements are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for the GmbH included in the consolidated statement of operations are as follows:

	Year Ended December 31,
	2009	2010	2011

Net revenue	$363,000	$1,111,000	$1,576,000

Net loss	(103,000)	(185,000)	(109,000)

Total assets of the GmbH were $1,051,000 and $1,761,000 as of December 31, 2010 and 2011, respectively. The GmbH operates in a local currency environment using the Euro as its functional currency.

Existing European sales orders/contracts prior to the formation of the GmbH and related accounting activity will remain in I.D. Systems, Inc. until settled or completed. Existing European employees and contractors and their related agreements were transferred to the GmbH in August 2009.

In October 2009, the Company acquired Didbox Ltd. (currently known as I.D. Systems (UK) Ltd) (“Didbox”). This foreign entity is wholly owned by I.D. Systems, Inc. and is headquartered in the United Kingdom. The Didbox financial statements are consolidated with the financial statements of I.D. Systems, Inc. as of the effective date of acquisition.

The net revenue and net loss for Didbox included in the consolidated statement of operations are as follows:

	Year Ended December 31,
	2009	2010	2011

Net revenue	$142,000	$395,000	$763,000

Net loss	31,000	(116,000)	(123,000)

Didbox’s total assets were $719,000 and $810,000 as of December 31, 2010 and 2011, respectively. Didbox operates in a local currency environment using the British Pound as its functional currency.

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature resulted in a translation gain (loss) of $1,000, $(23,000) and $(4,000) at December 31, 2009, 2010 and 2011, respectively, which is included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transaction gains (losses) for the years ended December 31, 2009, 2010 and 2011 of $9,000, $(20,000) and $(30,000), respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

NOTE 19 - COMPREHENSIVE LOSS

Comprehensive loss includes net loss and unrealized gains or losses on available-for-sale investments and foreign currency translation gains and losses. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s Consolidated Balance Sheets. The components of our comprehensive loss are as follows:

	Year Ended December 31,
	2009	2010	2011

Net loss	$(13,192,000)	$(12,611,000)	$(4,040,000)
Unrealized (loss) gain on available-for-sale marketable securities	(107,000)	46,000	(8,000)
Foreign currency translation	1,000	(23,000)	(4,000)

Total other comprehensive loss	$(13,298,000)	$(12,588,000)	(4,052,000)

The accumulated balances for each classification of other comprehensive loss are as follows:

	Foreign currency items	Unrealized gain (losses) on investments	Accumulated other comprehensive income

Balance at January 1, 2009	$-	$46,000	$46,000
Net current period change	1,000	(107,000)	(106,000)

Balance at December 31, 2009	$1,000	$(61,000)	$(60,000)

Net current period change	(23,000)	46,000	23,000

Balance at December 31, 2010	$(22,000)	$(15,000)	$(37,000)

Net current period change	(4,000)	(8,000)	(12,000)

Balance at December 31, 2011	$(26,000)	$(23,000)	$(49,000)

NOTE 20 — REDUCTION IN WORK FORCE

As a result of the integration of AI, the Company eliminated 39 positions during 2010, representing approximately 32% of our total personnel. In order to earn a severance payment, affected employees were required to complete their transition duties and execute a general release agreement. Total severance costs incurred during the year ended December 31, 2010 were $487,000, of which $100,000 is included in research and development expenses and $387,000 is included in selling, general and administrative expenses in the Consolidated Statement of Operations. These costs were paid as of December 31, 2010.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Except for normal operating leases, the Company is not currently subject to any material commitments.

[A]	Contingencies:

The Company is not currently subject to any material commitments and legal proceedings, nor, to management’s knowledge, is any material legal proceeding threatened against the Company.

The Company sued a competitor for patent infringement in the United States District Court for the District of New Jersey.  The competitor countersued for breach of contract against the Company in the United States District Court for the Northern District of Texas.  On September 9, 2011, the parties entered into an agreement to settle the outstanding litigation for a $275,000 payment from the competitor to the Company. The Company recognized the $275,000 payment in other income in the Consolidated Statement of Operations during 2011.

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

The Company is obligated under operating leases for its facilities and offices. The Company’s operating leases provide for minimum annual rental payments as follows:

Year Ending December 31,

2012	623,000
2013	652,000
2014	660,000
2015	625,000
2016	476,000
Thereafter	2,054,000

$5,090,000

The office leases for the Company’s executive offices in Woodcliff Lake, New Jersey and sales and administrative office in Plano, Texas, which expire in February 2021 and September 2015, respectively, also provide for escalations relating to increases in real estate taxes and certain operating expenses. In addition, the Company leases sales and administrative offices in Basingstoke, United Kingdom and Dusseldorf, Germany.

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases was approximately $596,000, $596,000 and $813,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

NOTE 22 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial data for each quarter for the years ended December 31, 2010 and 2011. We believe the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$3,804,000	$3,959,000	$6,912,000	$7,775,000
Services	4,030,000	4,374,000	4,372,000	4,066,000

	7,834,000	8,333,000	11,284,000	11,841,000

Cost of revenues:
Cost of products	2,181,000	2,345,000	3,833,000	4,504,000
Cost of services	1,492,000	1,510,000	1,529,000	1,329,000

	3,673,000	3,855,000	5,362,000	5,833,000

Gross Profit	4,161,000	4,478,000	5,922,000	6,008,000

Selling, general and administrative expenses	5,095,000	5,726,000	5,669,000	5,505,000
Research and development expenses	906,000	870,000	827,000	931,000
Other income, net	75,000	75,000	360,000	20,000

Net loss before income tax benefit	(1,765,000)	(2,043,000)	(214,000)	(408,000)
Income tax benefit – sale of NJ net operating losses				390,000

Net loss	$(1,765,000)	$(2,043,000)	$(214,000)	$(18,000)

Net loss per share – basic and diluted	$(0.16)	$(0.19)	$(0.02)	$(0.00)

	Year Ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$2,023,000	$1,829,000	$2,542,000	$3,089,000
Services	4,101,000	4,184,000	3,948,000	4,145,000

	6,124,000	6,013,000	6,490,000	7,234,000

Cost of revenues:
Cost of products	975,000	865,000	1,507,000	1,730,000
Cost of services	1,764,000	1,532,000	1,595,000	1,472,000

	2,739,000	2,397,000	3,102,000	3,202,000

Gross Profit	3,385,000	3,616,000	3,388,000	4,032,000

Selling, general and administrative expenses	6,474,000	6,689,000	4,424,000	5,739,000 (a)
Research and development expenses	1,154,000	1,119,000	1,089,000	1,067,000
Other income, net	180,000	166,000	267,000	110,000

Net loss	$(4,063,000)	$(4,026,000)	$(1,858,000)	$(2,664,000)

Net loss per share – basic and diluted	$(0.36)	$(0.36)	$(0.17)	$(0.24)

(a)	Includes $384,000 compensation charge for performance bonuses and additional amortization expense of $493,000 due to a change in the Asset Intelligence purchase price allocation.
84

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of our fiscal year ended December 31, 2011, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) related to the recording, processing, summarization, and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of December 31, 2011 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Item 9B.	Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

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

Item 11. Executive Compensation

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

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

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2012 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:

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

Item 15. Exhibits, Financial Statement Schedules

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

(1) Financial Statements. The following financial statements of I.D. Systems, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2010 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2010 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2010 and 2011

Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

All other financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

(3) Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

2.1	Membership Interest Purchase Agreement, dated as of January 7, 2010, by and among I.D. Systems, Inc., General Electric Capital Corporation and GE Asset Intelligence, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on January 13, 2010).

3.1.1	Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.1.2	Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

3.2	Restated By-Laws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.1	Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.2	Rights Agreement, dated as of July 1, 2009, between I.D. Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

10.1	1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.3	1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.4	2007 Equity Compensation Plan (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).*

10.5	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.6	Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Jeffrey Jagid (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.7	Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.8	Severance Agreement, dated September 11, 2009, by and between the Company and Kenneth Ehrman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9	Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.10	Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2010 (File No. 001-15087) filed with the SEC on May 17, 2010).

10.11	Severance Agreement, dated December 14, 2010, by and between the Company and Darryl Miller (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of I.D. Systems, Inc. for the fiscal year ended December 31, 2010 (File No. 001-15087) filed with the SEC on March 31, 2011).*

10.12	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.13	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.14	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.15	Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.16	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Management contract or compensatory plan or arrangement.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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

Date: March 30, 2012

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

Signature	Title	Date

/s/ Jeffrey M. Jagid	Chief Executive Officer and Director	March 30, 2012
(Principal Executive Officer)
Jeffrey M. Jagid

/s/ Kenneth S. Ehrman	President and Director	March 30, 2012

Kenneth S. Ehrman

/s/ Ned Mavrommatis	Chief Financial Officer	March 30, 2012
(Principal Financial and Accounting Officer)
Ned Mavrommatis

/s/ Lawrence S. Burstein	Director	March 30, 2012

Lawrence Burstein

/s/ Harold D. Copperman	Director	March 30, 2012

Harold D. Copperman

/s/ Michael P. Monaco	Director	March 30, 2012

Michael Monaco

I.D. SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning Period	Charged to (Write-off) Costs and Expenses	Other Additions Or (Deductions)	Balance at End of Period

Inventory reserve

Year ended December 31, 2011	$872	$-	(162)	$710

Year ended December 31, 2010	$930	$-	(58)	$872

Year ended December 31, 2009	$748	$621	(439)	$930

Description	Balance at Beginning Period	Charged to (Write-off) to Costs and Expenses	Other Additions Or (Deductions)	Balance at End of Period

Allowance for doubtful accounts

Year ended December 31, 2011	$161	$275	(70)	$366

Year ended December 31, 2010	$106	$65	(10)	$161

Year ended December 31, 2009	$930	$-	(58)	$872

INDEX TO EXHIBITS

2.1	Membership Interest Purchase Agreement, dated as of January 7, 2010, by and among I.D. Systems, Inc., General Electric Capital Corporation and GE Asset Intelligence, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on January 13, 2010).

3.1.1	Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.1.2	Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

3.2	Restated By-Laws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.1	Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.2	Rights Agreement, dated as of July 1, 2009, between I.D. Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

10.1	1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.3	1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.4	2007 Equity Compensation Plan (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).*

10.5	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.6	Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Jeffrey Jagid (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.7	Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.8	Severance Agreement, dated September 11, 2009, by and between the Company and Kenneth Ehrman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9	Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.10	Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2010 (File No. 001-15087) filed with the SEC on May 17, 2010).

10.11	Severance Agreement, dated December 14, 2010, by and between the Company and Darryl Miller (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of I.D. Systems, Inc. for the fiscal year ended December 31, 2010 (File No. 001-15087) filed with the SEC on March 31, 2011).*

10.12	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.13	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.14	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.15	Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.16	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.