Form 10-Q
period 2012-03-31
ID SYSTEMS INC
filed 2012-05-14
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes    ☐   No     ☑

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on May 14, 2012 was 12,131,655.

INDEX

I.D. Systems, Inc. and Subsidiaries

Exhibit 31.1

Exhibit 31.2

Exhibit 32

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2011*	2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,386,000	$4,726,000
Restricted cash	300,000	300,000
Investments - short term	6,904,000	7,975,000
Accounts receivable, net of allowance for doubtful accounts of $366,000 and $415,000 in 2011 and 2012, respectively	7,947,000	9,382,000
Notes and sales-type lease receivables - current, net of allowance for doubtful accounts of $-0- and $-0- in 2011 and 2012, respectively	1,217,000	1,161,000
Inventory, net	8,114,000	7,460,000
Deferred costs - current	1,950,000	1,817,000
Prepaid expenses and other current assets	2,192,000	1,055,000
Deferred tax asset - current	390,000	-

Total current assets	37,400,000	33,876,000

Investments -long term	9,779,000	8,087,000
Notes and sales-type lease receivable - less current portion	4,101,000	4,978,000
Deferred costs - less current portion	1,916,000	2,073,000
Fixed assets, net	3,092,000	2,999,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	4,399,000	4,107,000
Other assets	307,000	307,000

	$62,831,000	$58,264,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$9,482,000	$4,930,000
Deferred revenue - current	3,090,000	4,186,000

Total current liabilities	12,572,000	9,116,000

Deferred rent	327,000	346,000
Deferred revenue - less current portion	4,332,000	4,496,000
	17,231,000	13,958,000

Commitments and Contingencies (Note 22)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,546,000 and 12,639,000 shares issued at December 31, 2011 and March 31, 2012, respectively; shares outstanding, 12,055,000 and 12,128,000 at December 31, 2011 and March 31, 2012, respectively	121,000	121,000
Additional paid-in capital	101,766,000	102,124,000
Accumulated deficit	(53,510,000)	(55,157,000)
Accumulated other comprehensive income	(49,000)	56,000
	48,328,000	47,144,000

Treasury stock; 491,000 shares and 511,000 shares at cost at December 31, 2011 and March 31, 2012, respectively	(2,728,000)	(2,838,000)

Total stockholders’ equity	45,600,000	44,306,000
Total liabilities and stockholders’ equity	$62,831,000	$58,264,000

*Derived from audited balance sheet as of December 31, 2011

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Revenue:
Products	$3,804,000	$5,711,000
Services	4,030,000	4,101,000
	7,834,000	9,812,000

Cost of revenue:
Cost of products	2,181,000	3,463,000
Cost of services	1,492,000	1,403,000
	3,673,000	4,866,000
Gross profit	4,161,000	4,946,000
Operating expenses:
Selling, general and administrative expenses	5,095,000	5,589,000
Research and development expenses	906,000	1,114,000
	6,001,000	6,703,000
Loss from operations	(1,840,000)	(1,757,000)
Interest income	47,000	89,000
Other income, net	28,000	21,000
Net loss	$(1,765,000)	$(1,647,000)
Net loss per share – basic and diluted	$(0.16)	$(0.14)
Weighted average common shares outstanding – basic and diluted	10,913,000	11,720,000

See accompanying notes to condensed consolidated financial statements.

2

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2011	2012

Net loss	$(1,765,000)	$(1,647,000)

Other comprehensive income:

Unrealized (loss) gain on investments	(10,000)	63,000

Foreign currency translation adjustment	62,000	42,000

Total other comprehensive income	52,000	105,000

Comprehensive loss	$(1,713,000)	$(1,542,000)

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock				Other
	Number of		Additional		Comprehensive (Loss)
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Income	Treasury Stock	Stockholders’ Equity

Balance at December 31, 2011	12,546,000	$121,000	$101,766,000	$(53,510,000)	$(49,000)	$(2,728,000)	$45,600,000

Net loss				(1,647,000)			(1,647,000)
Comprehensive gain— unrealized gain on investments	-	-	-	-	63,000	-	63,000
Foreign currency translation adjustment	-	-	-	-	42,000	-	42,000

Shares issued pursuant to exercise of stock options	27,000	-	105,000				105,000
Issuance of restricted stock	66,000	-	-	-	-	-	-
Shares withheld pursuant to exercise of stock option and restricted stock						(110,000)	(110,000)

Stock based compensation - restricted stock	-	-	96,000	-	-	-	96,000
Stock based compensation - options and performance shares	-	-	157,000	-	-	-	157,000

Balance at March 31, 2012 (Unaudited)	12,639,000	$121,000	$102,124,000	$(55,157,000)	$56,000	$(2,838,000)	$44,306,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Cash flows from operating activities:

Net loss	$(1,765,000)	$(1,647,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	73,000	49,000
Proceeds from sale of New Jersey net operating loss carryforwards	-	390,000
Stock-based compensation expense	308,000	253,000
Depreciation and amortization	605,000	554,000
Deferred rent expense	81,000	19,000
Changes in:
Accounts receivable	1,367,000	(1,406,000)
Note and lease receivable	(28,000)	(821,000)
Inventory	(422,000)	654,000
Prepaid expenses and other assets	(1,025,000)	1,137,000
Deferred costs	(509,000)	(24,000)
Deferred revenue	261,000	1,260,000
Accounts payable and accrued expenses	(914,000)	(4,552,000)
Net cash used in operating activities	(1,968,000)	(4,134,000)
Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(55,000)	(168,000)
Purchase of investments	(984,000)	(29,000)
Maturities of investments	-	712,000
Net cash (used in) provided by investing activities	(1,039,000)	515,000
Cash flows from financing activities:
Proceeds from exercise of stock options	35,000	7,000
Purchase of treasury shares	(412,000)	-
Net cash (used in) provided by financing activities	(377,000)	7,000
Effect of foreign exchange rate changes on cash and cash equivalents	(58,000)	(48,000)
Net decrease in cash and cash equivalents	(3,442,000)	(3,660,000)
Cash and cash equivalents — beginning of period	14,491,000	8,386,000
Cash and cash equivalents — end of period	$11,049,000	$4,726,000
Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	$-	-
Noncash activities:
Unrealized (loss) gain on investments	$(10,000)	$63,000
Shares withheld pursuant to stock issuance	$47,000	$110,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

NOTE 1 — DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

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

The Company operates in a single reportable segment, which consists of the I.D. Systems (“IDS”) industrial and rental fleet management and the AI transportation asset management product lines.

I.D. Systems, Inc. was incorporated in Delaware in 1993 and commenced operations in January 1994.

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“Didbox”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2012, the consolidated results of its operations for the three-month periods ended March 31, 2011 and 2012, the consolidated change in stockholders’ equity for the three-month period ended March 31, 2012 and the consolidated cash flows for the three-month periods ended March 31, 2011 and 2012. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for the year then ended. Certain prior year amounts have been reclassified to conform to the 2012 presentation.

NOTE 2 — SIGNIFICANT TRANSACTION

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

The Warrant has an exercise price of $10.00 per share of common stock.  The Warrant is exercisable (i) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (ii) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group and the Avis entity that is the counterparty under the Master Agreement described below, executes and delivers to the Company SOW#2 (which is described below), and on or before the fifth (5th) anniversary of the Effective Date. The fair value of the Warrant for 100,000 shares of approximately $137,000 was recorded as a sales incentive in the Condensed Consolidated Statement of Operations in the third quarter of 2011.  The Company has not recognized the impact of the remaining 500,000 shares underlying the Warrant in the Condensed Consolidated Statement of Operations as it is considered contingently issued at March 31, 2012. See Note 13 to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

In 2009, the Company entered into a contract for a pilot agreement with ABCR pursuant to which the Company’s rental fleet management system was implemented on a portion of the customer’s fleet of vehicles. Concurrent with the execution of SOW#1, the contract for the pilot program was terminated and the payment terms for the vehicle management systems implemented under the pilot program were incorporated into SOW#1.  Under the terms of SOW#1, the Company is entitled to issue sixty (60) monthly invoices of up to $53,000 for active vehicle management systems installed under the former pilot program.  In the event that ABCR terminates SOW#1, then ABCR would be liable to the Company for the net present value of all future remaining charges under SOW#1 at a negotiated discount rate per annum, with the payment due on the effective date of termination. As discussed in Note 8 to the Unaudited Condensed Consolidated Financial Statements, during the third quarter of 2011 the Company recognized the product revenue of approximately $2.0 million for these pilot units at the present value of the fixed product portion of the monthly fee and cost of product of approximately $1.1 million. The maintenance portion of the monthly invoices will be recognized as service income on a monthly basis. During the first quarter of 2012, the Company did not ship any units under SOW#1.

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

NOTE 5 — INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three-month periods ended March 31, 2011 and 2012, the Company reported unrealized (loss) gain of $(10,000) and $63,000, respectively, on available for sale securities in total comprehensive loss. Investments categorized as held to maturity are carried at amortized cost because the Company has both the intent and the ability to hold these investments until they mature. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and mutual funds. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale, excluding investment in mutual funds of $4,626,000, classified by the contractual maturity date of the security as of March 31, 2012:

Fair Value

Due within one year	$3,349,000
Due one year through three years	8,087,000
Due after three years	-

$11,436,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2011 and March 31, 2012 are as follows:

		Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gain	Loss	Value
Investments — short term
Available for sale
U.S. Treasury Notes	$331,000	$1,000	$-	$332,000
Mutual funds	4,639,000	-	(13,000)	4,626,000
Corporate bonds and commercial paper	1,579,000	10,000	(4,000)	1,585,000
Government agency bonds	1,429,000	3,000	-	1,432,000

Total available for sale — short term	7,978,000	14,000	(17,000)	7,975,000

Marketable securities — long term
Available for sale
U.S. Treasury Notes	5,361,000	20,000	(3,000)	5,378,000
Government agency bonds	328,000	2,000	-	330,000
Corporate bonds and commercial paper	2,355,000	27,000	(3,000)	2,379,000

Total available for sale — long term	8,044,000	49,000	(6,000)	8,087,000

Total investments	$16,022,000	$63,000	$(23,000)	$16,062,000

December 31, 2011	Cost	Unrealized Gain	Unrealized Loss	Fair Value

Investments - short term
Available for sale
Government agency bonds	$1,347,000	$2,000	$-	$1,349,000
Mutual funds	4,614,000	-	(69,000)	4,545,000
Corporate bonds and commercial paper	669,000	10,000	(2,000)	677,000
U.S. Treasury Notes	332,000	1,000	-	333,000

Total available for sale - short term	6,962,000	13,000	(71,000)	6,904,000

Investments - long term
Available for sale
U.S. Treasury Notes	5,365,000	29,000	-	5,394,000
Government agency bonds	850,000	5,000	-	855,000
Corporate bonds and commercial paper	3,529,000	25,000	(24,000)	3,530,000

Total available for sale - long term	9,744,000	59,000	(24,000)	9,779,000

Total investments	$16,706,000	$72,000	$(95,000)	$16,683,000

The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s estimates of market participants assumptions.

At March 31, 2012, the Company’s investments described above are classified as Level 1 for fair value measurements.

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

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. The Company amortized $479,000 and $748,000 of deferred equipment revenue to product revenue during the three-month periods ended March 31, 2011 and 2012, respectively.

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

Deferred revenue consists of the following:

	December 31,	March 31,
	2011	2012

Deferred activation fees	$262,000	$307,000
Deferred industrial equipment installation revenue	121,000	159,000
Deferred maintenance revenue	654,000	1,712,000
Deferred remote asset management product revenue	6,385,000	6,504,000

	7,422,000	8,682,000
Less: Current portion	3,090,000	4,186,000

Deferred revenue – less current portion	$4,332,000	$4,496,000

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2011 and March 31, 2012, unbilled receivables were $110,000 and $75,000, respectively, and are included in accounts receivable in the Condensed Consolidated Balance Sheets.

NOTE 7 — NOTES RECEIVABLE AND SALES-TYPE LEASE RECEIVABLE

Notes Receivable

Notes receivable of $215,000 and $181,000 at December 31, 2011 and March 31, 2012, respectively, relate to product financing arrangements that exceed one year and bear interest at approximately 8% - 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. There were no sales of notes receivables during the three-month periods ended March 31, 2011 and 2012.The revenue derived from the sale of monitoring equipment and the related costs are deferred. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service.

Notes receivable	$181,000
Less: Current portion	106,000

Notes receivable - less current portion	$75,000

Sales-type Lease Receivable

The present value of net investment in sales-type lease receivable of $5,103,000 and $5,958,000 at December 31, 2011 and March 31, 2012, respectively, is principally for five-year leases of the Company’s product, including $3,658,000 and $3,560,000 as of December 31, 2011 and March 31, 2012, respectively, from the Avis contract discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements, and is reflected net of unearned income of $583,000 and $677,000 at December 31, 2011 and March 31, 2012, respectively, discounted at 4% - 14%.

Scheduled maturities of minimum lease payments outstanding as of March 31, 2012 are as follows:

Year ending December 31:

April - December 2012	$1,055,000
2013	1,400,000
2014	1,354,000
2015	1,142,000
2016	934,000
Thereafter	73,000

5,958,000
Less: Current portion	1,055,000

Sales-type lease receivable – less current portion	$4,903,000

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

Prior to the change in contractual terms on August 22, 2011, and the resultant change in the revenue recognition methodology, the Company capitalized $590,000 of such contract costs and amortized $93,000 of such costs for the ABCR pilot program for the three-month period ended March 31, 2011.

Deferred product costs consist of transportation asset management equipment costs deferred in accordance with our revenue recognition policy (see Note 6 to the Unaudited Condensed Consolidated Financial Statements).

Deferred costs consist of the following:

	December 31, 2011	March 31, 2012
Deferred contract costs	$9,000	$-
Deferred product costs	3,857,000	3,890,000

	3,866,000	3,890,000
Less: Current portion	1,950,000	1,817,000

	$1,916,000	$2,073,000

NOTE 9 — INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

Inventories consist of the following:

	December 31, 2011	March 31, 2012
Components	$5,075,000	$4,452,000
Finished goods	3,039,000	3,008,000

	$8,114,000	$7,460,000

NOTE 10 — FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2011	March 31, 2012
Equipment	$1,101,000	$1,104,000
Computer software	3,234,000	3,303,000
Computer hardware	1,777,000	1,864,000
Furniture and fixtures	361,000	368,000
Automobiles	47,000	47,000
Leasehold improvements	295,000	171,000

	6,815,000	6,857,000
Accumulated depreciation and amortization	(3,723,000)	(3,858,000)

	$3,092,000	$2,999,000

Depreciation and amortization expense for the three-month periods ended March 31, 2011 and 2012 was $311,000 and $262,000, respectively. This includes amortization of costs associated with computer software and website development for the three-month periods ended March 31, 2011 and 2012 of $155,000 and $145,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the VeriWise™ systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (“GPS”)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $55,000 and $68,000 for such projects for the three-month periods ended March 31, 2011 and 2012, respectively.

NOTE 11 — INTANGIBLE ASSETS AND GOODWILL

The following table summarizes intangible assets arising from the AI acquisition and previous acquisitions by the Company (namely, the acquisitions of PowerKey and Didbox Ltd.) as of December 31, 2011 and March 31, 2012:

March 31, 2012	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(305,000)	$1,184,000
Tradename	5	200,000	(90,000)	110,000
Non-competition agreement	3	234,000	(176,000)	58,000
Technology	5	50,000	(24,000)	26,000
Workforce	5	33,000	(16,000)	17,000
Customer relationships	5	4,499,000	(2,026,000)	2,473,000

		6,505,000	(2,637,000)	3,868,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		135,000	-	135,000

		239,000	-	239,000

Total		$6,744,000	$(2,637,000)	$4,107,000

December 31, 2011	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(271,000)	$1,218,000
Tradename	5	200,000	(80,000)	120,000
Non-competition agreement	3	234,000	(156,000)	78,000
Technology	5	50,000	(22,000)	28,000
Workforce	5	33,000	(14,000)	19,000
Customer relationships	5	4,499,000	(1,802,000)	2,697,000

		6,505,000	(2,345,000)	4,160,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		135,000	-	135,000

		239,000	-	239,000

Total		$6,744,000	$(2,345,000)	$4,399,000

Amortization expense for the three-month periods ended March 31, 2011 and 2012 was $294,000 and $292,000, respectively. Future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

April – December 2012	$877,000
2013	1,091,000
2014	1,086,000
2015	135,000
2016	135,000

There have been no changes in the carrying amount of goodwill from January 1, 2012 to March 31, 2012.

NOTE 12 — NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three-month periods ended March 31, 2011 and 2012 are as follows:

	Three Months Ended
	March 31,
	2011	2012
Basic and diluted loss per share
Net loss	$(1,765,000)	$(1,647,000)

Weighted-average shares outstanding	10,913,000	11,720,000

Basic and diluted net loss per share	$(0.16)	$(0.14)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. For the three-month periods ended March 31, 2011 and 2012, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options and restricted stock awards of 3,081,000 and 3,052,000, respectively, would have been anti-dilutive.

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

The Company recognizes all share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $217,000 and $147,000 for the three-month periods ended March 31, 2011 and 2012, respectively, in connection with awards made under the stock option plans.

The following table summarizes the activity relating to the Company’s stock options for the three-month period ended March 31, 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	2,462,000	$7.41
Granted	257,000	5.93
Exercised	(27,000)	3.92
Expired	-	-
Forfeited	(56,000)	8.45

Outstanding at end of period	2,636,000	$7.28	6 years	$2,884,000

Exercisable at end of period	1,416,000	$10.03	4 years	$517,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	March 31,
	2011	2012

Expected volatility	54% - 57%	44%
Expected life of options	3 - 5 years	3 years
Risk free interest rate	2%	1%
Dividend yield	0%	0%
Weighted average fair value of options granted during the period	$1.91	$1.81

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the three-month periods ended March 31, 2011 and 2012 was $330,000 and $122,000, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2011 and 2012 was $34,000 and $46,000, respectively.

As of March 31, 2012, there was approximately $1,378,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.45 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested shares for the three-month period ended March 31, 2012 is as follows:

	Non-vested Shares	Weighted- Average Grant Date Fair Value

Non-vested, beginning of year	361,000	$3.34
Granted	66,000	5.93
Vested	(11,000)	3.49
Forfeited	-	-

Non-vested, end of period	416,000	$3.75

The Company recorded stock-based compensation expense of $82,000 and $96,000, respectively, for the three-month periods ended March 31, 2011 and 2012, respectively, in connection with restricted stock grants. As of March 31, 2012, there was $858,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 1.92 years.

Performance Shares

The Company grants performance shares to key employees pursuant to the 2007 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period from the date of issuance, with the ability to achieve prorated performance shares during interim annual measurement periods. The annual measurement period is based on a trading day average of the Company’s stock after the announcement of annual results. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the three-month periods ended March 31, 2011 and 2012 was insignificant.

Non-vested Shares

Performance shares, non-vested, beginning of year	327,000
Granted	40,000
Vested	-
Forfeited	(233,000)

Performance shares, non-vested, end of period	134,000

Warrants

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

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder.  The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of March 31, 2012, the Company has not yet been requested to file such a registration statement.

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

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Warrant Shares pursuant to any exercise of the Warrants. As of March 31, 2012, the Company has sufficient shares reserved.

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

NOTE 14 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2011	March 31, 2012

Accounts payable	$7,160,000	$3,757,000
Accrued warranty	752,000	733,000
Accrued compensation	1,388,000	282,000
Other current liabilities	182,000	158,000

	$9,482,000	$4,930,000

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012.

The following table summarizes warranty activity for the three-month periods ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012

Accrued warranty reserve, beginning of period	$2,069,000	$752,000
Accrual for product warranties issued	51,000	27,000
Product replacements and other warranty expenditures	(268,000)	(39,000)
Expiration of warranties	(59,000)	(7,000)

Accrued warranty reserve, end of period	$1,793,000	$733,000

NOTE 15 — INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of March 31, 2012, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

As of December 31, 2011, approximately $12,000,000 of the Company’s New Jersey loss carryforwards (“NJ NOLs”) had been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. Since specific sales transactions are subject to approval by the NJEDA, we recognize the associated tax benefits in the financial statements as they are approved. As of December 31, 2011, the Company received approval for the sale of approximately $11.9 million of NJ NOLs, subject to a 39.6% seller’s allocation factor ($4.7 million, net) for approximately $390,000. As such, the Company reversed the valuation allowance related to these NJ NOLs in 2011. In February 2012, the Company sold NJ tax benefits for approximately $390,000.

NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents and investments in securities are carried at fair value. Notes and sales-type lease receivables are carried at cost which is not materially different than fair value. Accounts receivable, accounts payable and other liabilities approximate their fair values due to the short period to maturity of these instruments.

NOTE 17 — CONCENTRATION OF CUSTOMERS

Two customers accounted for 19% and 10%, respectively, of the Company’s revenue and 21%, and 17% respectively, of the Company’s accounts receivable during the three-month period ended and as of March 31, 2012. One customer accounted for 58% of notes and sales-type lease receivables as of March 31, 2012.

Two customers accounted for 20% and 12%, respectively, of the Company’s revenue and 17%, and 3% respectively, of the Company’s accounts receivable during the three-month period ended and as of March 31, 2011.

NOTE 18 — STOCK REPURCHASE PROGRAM

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases will be dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the three-month period ended March 31, 2012. As of March 31, 2012, the Company has purchased a total of approximately 265,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,148,000, or an average cost of $4.33 per share.

In addition, on May 3, 2007, the Company had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The Company did not purchase any shares of its common stock under the 2007 Repurchase Program during the three-month period ended March 31, 2012. As of March 31, 2012, the Company had purchased a total of approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management. The 2007 Repurchase Program was terminated by the Board of Directors in March 2012.

NOTE 19 — COMPREHENSIVE LOSS

The accumulated balances for each classification of other comprehensive loss are as follows:

	Foreign currency translation gains (losses)	Unrealized gain (losses) on investments	Accumulated other comprehensive income

Balance at January 1, 2012	$(26,000)	$(23,000)	$(49,000)
Net current period change	42,000	63,000	105,000

Balance at March 31, 2012	$16,000	$40,000	$56,000

NOTE 20 — WHOLLY OWNED FOREIGN SUBSIDIARIES

In May 2009, the Company formed an entity in Germany called I.D. Systems, GmbH (“GmbH”). This foreign entity is wholly owned by I.D. Systems, Inc. The GmbH financial statements are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for the GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2011	2012
Net revenue	$249,000	$444,000

Net (loss) income	(65,000)	32,000

Total assets of GmbH were $1,761,000 and $1,895,000 as of December 31, 2011 and March 31, 2012, respectively. The GmbH operates in a local currency environment using the Euro as its functional currency.

In October 2009, the Company acquired Didbox Ltd. (currently known as I.D. Systems (UK) Ltd) (“Didbox”). This foreign entity is wholly owned by I.D. Systems, Inc. and is headquartered in the United Kingdom. The Didbox financial statements are consolidated with the financial statements of I.D. Systems, Inc. as of the effective date of the acquisition.

The net revenue and net loss for Didbox included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2011	2012
Net revenue	$177,000	$432,000

Net (loss) income	(2,000)	101,000

Total assets of Didbox were $810,000 and $1,034,000 as of December 31, 2011 and March 31, 2012, respectively. Didbox operates in a local currency environment using the British Pound as its functional currency.

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with the GmbH resulted in translation gain of $62,000 and $42,000 for the three-month periods ended March 31, 2011 and 2012, respectively, which is included in comprehensive loss in the consolidated statement of changes in stockholders’ equity.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions gains for the three-month periods ended March 31, 2011 and 2012 of $19,000 and $13,000, respectively, are included as an offset to selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

NOTE 21 — RIGHTS AGREEMENT

In July 2009, the Company amended its Amended and Restated Certificate of Incorporation in order to create a new series of preferred stock, to be designated the Series A Junior Participating Preferred Stock (hereafter referred to as “Preferred Stock”). Shareholders of the Preferred Stock will be entitled to certain minimum quarterly dividend rights, voting rights, and liquidation preferences. Because of the nature of the Series A Preferred Stock’s dividend, liquidation and voting rights, the value of a share of Preferred Stock is expected to approximate the value of one share of the Company’s common stock.

In July 2009, the Company entered into a shareholder rights plan (the “Rights Plan”), under which the Board of Directors authorized and declared and paid a dividend of one Right for each share of the Company’s common stock outstanding as of July 13, 2009. Each Right entitles the registered holder of the Right to purchase from the Company 1/1,000th (subject to prospective anti-dilution adjustments) of a share of Preferred Stock of the Company at a purchase price of $19.47 (a “Right”). The Rights Plan has a three-year term which expires in July 2012, with the possibility of two separate three-year renewals. Until a Right is exercised or exchanged in accordance with the provisions of the rights agreement governing the Rights Plan, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote for the election of directors or upon any matter submitted to stockholders of the Company or to receive dividends or subscription rights. The Rights were registered with the SEC in July 2009.

NOTE 22 — COMMITMENTS AND CONTINGENCIES

Except for normal operating leases, the Company is not currently subject to any material commitments.

Contingencies

The Company is not currently subject to any material commitments or contingencies and legal proceedings, nor, to management’s knowledge, is any material legal proceeding threatened against the Company.

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

Under the terms of the severance agreements, in general, each executive is entitled to the following: (i) a cash payment at the rate of the executive’s annual base salary as in effect immediately prior to the Trigger Event for a period of 12 or 18 months, depending on the executive, (ii) continued healthcare coverage during the severance period, (iii) partial accelerated vesting of the executive’s previously granted stock options and restricted stock awards, and (iv) as applicable, an award of “Performance Shares” under the Restricted Stock Unit Award Agreement previously entered into between the Company and the executive.

NOTE 23 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, transfers in and out of Levels 1 and 2, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. This ASU addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this ASU, which are effective for the first interim or annual period beginning on or after December 15, 2011, do not change the items that must be reported in other comprehensive income. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by, and information currently available to, management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “believe,” “expect,” “estimate,” “project,” “predict,” “forecast,” “plan,” “anticipate,” “target,” “outlook,” “envision,” “intend,” “seek,” “may,” “will,” or “should,” and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including, without limitation, business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products, and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

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

Risks to Our Business

During the three-month period ended March 31, 2012, we generated revenues of $9.8 million, and Wal-Mart Stores, Inc. and Toyota Engineering & Manufacturing North America, Inc. accounted for 19% and 10% of our revenues, respectively. During the three months ended March 31, 2011, we generated revenues of $7.8 million, and Wal-Mart Stores, Inc. and the Raymond Corporation accounted for 20% and 13% of our revenues, respectively.

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

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies

For the three months ended March 31, 2012, there were no significant changes to the Company’s critical accounting policies as identified in its Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended March 31,
	2011	2012
Revenue:
Products	48.6%	58.2%
Services	51.4	41.8
	100.0	100.0
Cost of revenue:
Cost of products	27.8	35.3
Cost of services	19.0	14.3
	46.8	49.6
Gross profit	53.2	50.4
Operating expenses:
Selling, general and administrative expenses	65.0	57.0
Research and development expenses	11.6	11.4
	76.6	68.4
Loss from operations	(23.4)	(18.0)
Interest income, net	0.6	0.9
Other income	0.4	0.2
Net loss	(22.4)%	(16.9)%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2011	2012
Product revenue:
Industrial and rental fleet management	$3,057,000	$4,113,000
Transportation asset management	747,000	1,598,000
	3,804,000	5,711,000

Services revenue:
Industrial and rental fleet management	910,000	1,192,000
Transportation asset management	3,120,000	2,909,000
	4,030,000	4,101,000

	$7,834,000	$9,812,000

REVENUES. Revenues increased by $2.0 million, or 25.2%, to $9.8 million in the three months ended March 31, 2012 from $7.8 million in the same period in 2011. The increase in revenue is principally attributable to an increase in total industrial and rental fleet management revenue of $1.3 million to $5.3 million in 2012 from $4.0 million in 2011 and an increase in total transportation asset management revenue of $0.6 million to $4.5 million in 2012 from $3.9 million in 2011.

Revenues from products increased by $1.9 million, or 50.1%, to $5.7 million in the three months ended March 31, 2012 from $3.8 million in the same period in 2011. Industrial and rental fleet management product revenue increased by $1.0 million to $4.1 million in 2012 from $3.1 million in 2011. Transportation asset management product revenue increased by $0.9 million to $1.6 million in 2012 from $0.7 million in 2011. The increase in industrial and rental fleet management product revenue of $1.0 million resulted principally from increased product sales to Toyota Engineering & Manufacturing North America, Inc. of approximately $1.0 million. The increase in transportation asset management product revenue of $0.9 million resulted principally from increased product sales to Pine Leasing, Inc. of approximately $0.3 million.

Revenues from services increased by $0.1 million, or 1.8%, to $4.1 million in the three months ended March 31, 2012 from $4.0 million in the same period in 2011. Industrial and rental fleet management service revenue increased $0.3 million to $1.2 million in 2012 from $0.9 million in 2011 principally due to an increase in revenue from the U.S. Postal Service. Transportation asset management service revenue decreased $0.2 million to $2.9 million in 2012 from $3.1 million in 2011.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2011	2012
Cost of products:
Industrial and rental fleet management	$1,631,000	$1,996,000
Transportation asset management	550,000	1,467,000
	2,181,000	3,463,000

Cost of services:
Industrial and rental fleet management	421,000	452,000
Transportation asset management	1,071,000	951,000
	1,492,000	1,403,000

	$3,673,000	$4,866,000

COST OF REVENUES. Cost of revenues increased by $1.2 million, or 32.5%, to $4.9 million in the three months ended March 31, 2012 from $3.7 million for the same period in 2011. The increase is principally attributable to an increase in product revenue in 2012. Gross profit was $4.9 million in 2012 compared to $4.2 million in 2011. As a percentage of revenues, gross profit decreased to 50.4% in 2012 from 53.1% in 2011.

Cost of products increased by $1.3 million, or 58.8%, to $3.5 million in the three months ended March 31, 2012 from $2.2 million in the same period in 2011. Gross profit for products was $2.2 million in 2012 compared to $1.6 million in 2011. The increase in gross profit was attributable to a $0.7 million increase in the industrial and rental fleet management gross profit to $2.1 million in 2012 from $1.4 million in 2011, offset by a $0.1 million decrease in the transportation asset management gross profit to $0.1 million in 2012 from $0.2 million in 2011. As a percentage of product revenues, gross profit decreased to 39.4% in 2012 from 42.7% in 2011. The decrease in gross profit as a percent of product revenue was due to transportation asset management product revenue contributing a lower gross profit percentage of 8.2% in 2012 from 26.4% in 2011, principally due to increased installation expenses for a customer partially offset by an increase in the industrial and rental fleet management gross profit percentage to 51.5% in 2012 from 46.6% in 2011, which was principally due to an increase in product revenue with fixed costs remaining constant, driving the margin higher and improved product margins in the first quarter of 2012.

Cost of services decreased by $0.1 million, or 6.0%, to $1.4 million, in the three months ended March 31, 2012 from $1.5 million in the same period in 2011. Gross profit for services was $2.7 million in 2012 compared to $2.5 million in 2011. The increase in gross profit was attributable to a $0.3 million increase in the industrial and rental fleet management gross profit to $0.7 million in 2012 from $0.5 million in 2011 offset by a decrease in the transportation asset management gross profit of $0.1 million to $1.9 million in 2012 from $2.0 million in 2011. As a percentage of service revenues, gross profit increased to 65.8% in 2012 from 63.0% in 2011. The increase in gross profit as a percent of service revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 62.1% in 2012 from 53.7% in 2011 and an increase in the transportation asset management gross profit percentage to 67.3% in 2012 from 65.7% in 2011. The increase in the industrial and rental fleet management gross profit margin was principally due to an increase in service revenue with fixed costs remaining constant, driving the margin higher.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.5 million, or 9.7%, to $5.6 million in the three months ended March 31, 2012 compared to $5.1 million in the same period in 2011, due primarily to an increase in payroll-related and stock-based compensation expense of $0.3 million. As a percentage of revenues, selling, general and administrative expenses decreased to 57.0% in the three months ended March 31, 2012 from 65.0% in the same period in 2011, primarily due to the increase in revenue in 2012.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.2 million, or 23.0%, to $1.1 million in the three months ended March 31, 2012 from $0.9 million in the same period in 2011, due primarily to an increase in payroll-related and stock-based compensation expense of $0.2 million. As a percentage of revenues, research and development expenses decreased to 11.4% in the three months ended March 31, 2012 from 11.6% in the same period in 2011, primarily due to the increase in revenues in 2012.

INTEREST INCOME. Interest income increased by $42,000, or 89.4%, to $89,000 in the three months ended March 31, 2012 from $47,000 in the same period in 2011. This increase was attributable primarily to increased interest income from notes and lease receivables.

OTHER INCOME/EXPENSE. Other income of $21,000 in the three months ended March 31, 2012 decreased $7,000 from other income of $28,000 in the same period in 2011. Other income for the three months ended March 31, 2012 consists principally of investment income.

NET LOSS. Net loss was $1.6 million, or $(0.14) per basic and diluted share, for the three months ended March 31, 2012 as compared to net loss of $1.8 million, or $(0.16) per basic and diluted share, for the same period in 2011. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, except for our line of credit borrowing of $12.9 million in the first quarter of 2009, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options and warrants. In addition, pursuant to the terms of a Purchase Agreement entered into with Avis Budget Group, Inc. (“Avis Budget Group”) on August 22, 2011, for aggregate proceeds of $4,604,500 (or $4.60 per share, which price was based on the average closing price of the Company’s common stock for the twenty trading days prior to the execution date of the Purchase Agreement), the Company issued and sold to Avis Budget Group  (i) 1,000,000 shares of the Company’s common stock, and (ii) a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of our common stock (the “Warrant Shares”). The Warrant is immediately exercisable with respect to 100,000 Warrant Shares and will become exercisable for the remaining 500,000 Warrant Shares upon execution of SOW#2 associated with the Master Agreement entered into by the Company and Avis Budget Car Rental, LLC, a subsidiary of Avis Budget Group. As of March 31, 2012, we had cash and marketable securities of $21.1 million and working capital of $24.8 million, compared to cash and marketable securities of $25.4 million and working capital of $24.8 million as of December 31, 2011.

Operating Activities

Net cash used in operating activities was $4.1 million for the three-month period ended March 31, 2012, compared to net cash used in operating activities of $2.0 million for the same period in 2011. The net cash used in operating activities for the three-month period ended March 31, 2012 reflects a net loss of $1.6 million and includes non-cash charges of $0.3 million for stock-based compensation and $0.6 million for depreciation and amortization expense. Changes in working capital items included:

•	an increase in accounts receivable of $1.4 million;

•	an increase in notes and lease receivables of $0.8 million;

•	a decrease in inventory of $0.7 million;

•	a decrease in prepaid expenses and other asset of $1.1 million;

•	an increase in deferred revenue of $1.3 million; and

•	a decrease in accounts payable and accrued expenses of $4.6 million, primarily due to the timing of payments to our vendors and accrued compensation.

Investing Activities

Net cash provided by investing activities was $0.5 million for three-month period ended March 31, 2012, compared to net cash used in investing activities of $1.0 million for the same period in 2011. Net cash provided by investing activities in 2011 consisted principally of the net redemption of investments of $0.7 million. The change from the same period in 2011 was primarily due to net purchases of investments of $1.0 million in 2011.

Financing Activities

Net cash provided by financing activities was $7,000 for the three-month period ended March 31, 2012, compared to net cash used in financing activities of $0.4 million for the same period in 2011. The change from the same period in 2011 was primarily due to $0.4 million used for the repurchase of shares under our share repurchase program in 2011.

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

Contractual Obligations

As of March 31, 2012, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of March 31, 2012, we had cash, cash equivalents and marketable securities of $21.1 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of March 31, 2012, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

Item 4. Controls And Procedures

a. Disclosure controls and procedures.

During the quarter ended March 31, 2012, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of March 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of March 31, 2012 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in internal controls over financial reporting.

We reviewed our internal control over financial reporting at March 31, 2012. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.  Other Information

None

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of May 14, 2012, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors

In addition to the other information set forth in Part 1, “Item 2. Risks to Our Business” of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended March 31, 2012, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table describes the Company’s share repurchase activity for each month of the quarterly period ended March 31, 2012. As the table indicates, the Company did not make any share repurchases during the quarterly period ended March 31, 2012.

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

January 1, 2012 –
January 31, 2012	-	$-	-	$1,852,000

February 1, 2012 –
February 29, 2012	-	-	-	$1,852,000

March 1, 2012 –
March 31, 2012	-	-	-	$1,852,000

Total	-	$-	-	$1,852,000

In addition, on May 3, 2007, the Company previously had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The Company did not purchase any shares of its common stock under the 2007 Repurchase Program during the quarterly period ended March 31, 2012. As of March 31, 2012, the Company had purchased approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management. The 2007 Repurchase Program was terminated by the Board of Directors in March 2012.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

10.1	Amendment, dated March 15, 2012, to 1999 Director Option Plan (filed herewith).

10.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

I.D. SYSTEMS, INC.

Dated: May 14, 2012	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2012	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment, dated March 15, 2012, to 1999 Director Option Plan (filed herewith).

10.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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