Form 10-Q
period 2012-06-30
ID SYSTEMS INC
filed 2012-08-14
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     ☒  No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒    No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer,” accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes     ☐ No     ☒

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on August 7, 2012 was 12,068,930.

INDEX

I.D. Systems, Inc. and Subsidiaries

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012 (unaudited)	1

Condensed Consolidated Statements of Operations (unaudited) - for the three and six months ended June 30, 2011 and 2012	2

Condensed Consolidated Statements of Comprehensive Loss (unaudited) - for the three and six months ended June 30, 2011 and 2012	3

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited) - for the six months ended June 30, 2012	4

Condensed Consolidated Statements of Cash Flows (unaudited) - for the six months ended June 30, 2011 and 2012	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	37

Signatures	38

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2011*	2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,386,000	$4,648,000
Restricted cash	300,000	300,000
Investments - short term	6,904,000	7,387,000
Accounts receivable, net of allowance for doubtful accounts of $366,000 and $529,000 in 2011 and 2012, respectively	7,947,000	7,506,000
Notes and sales-type lease receivables – current portion	1,217,000	782,000
Inventory, net	8,114,000	8,242,000
Deferred costs – current portion	1,950,000	2,392,000
Prepaid expenses and other current assets	2,192,000	1,027,000
Deferred tax asset - current	390,000	-

Total current assets	37,400,000	32,284,000

Investments - long term	9,779,000	8,543,000
Notes and sales-type lease receivable - less current portion	4,101,000	5,350,000
Deferred costs - less current portion	1,916,000	1,775,000
Fixed assets, net	3,092,000	2,786,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	4,399,000	3,815,000
Other assets	307,000	307,000

	$62,831,000	$56,697,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$9,482,000	$5,518,000
Deferred revenue - current	3,090,000	4,388,000

Total current liabilities	12,572,000	9,906,000

Deferred rent	327,000	348,000
Deferred revenue - less current portion	4,332,000	4,328,000
	17,231,000	14,582,000

Commitments and Contingencies (Note 22)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,546,000 and 12,643,000 shares issued at December 31, 2011 and June 30, 2012, respectively; shares outstanding, 12,055,000 and 12,058,000 at December 31, 2011 and June 30, 2012, respectively	121,000	121,000
Additional paid-in capital	101,766,000	102,469,000
Accumulated deficit	(53,510,000)	(57,223,000)
Accumulated other comprehensive income	(49,000)	(94,000)
	48,328,000	45,273,000

Treasury stock; 491,000 shares and 585,000 shares at cost at December 31, 2011 and June 30, 2012, respectively	(2,728,000)	(3,158,000)

Total stockholders’ equity	45,600,000	42,115,000
Total liabilities and stockholders’ equity	$62,831,000	$56,697,000

*Derived from audited balance sheet as of December 31, 2011

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Revenue:
Products	$3,959,000	$4,761,000	$7,763,000	$10,472,000
Services	4,374,000	3,920,000	8,404,000	8,021,000

	8,333,000	8,681,000	16,167,000	18,493,000
Cost of revenue:
Cost of products	2,345,000	2,810,000	4,526,000	6,273,000
Cost of services	1,510,000	1,321,000	3,002,000	2,724,000

	3,855,000	4,131,000	7,528,000	8,997,000

Gross profit	4,478,000	4,550,000	8,639,000	9,496,000

Operating expenses:
Selling, general and administrative expenses	5,726,000	5,671,000	10,821,000	11,260,000
Research and development expenses	870,000	1,085,000	1,776,000	2,199,000

	6,596,000	6,756,000	12,597,000	13,459,000

Loss from operations	(2,118,000)	(2,206,000)	(3,958,000)	(3,963,000)
Interest income	53,000	130,000	100,000	219,000
Other income, net	22,000	10,000	50,000	31,000

Net loss	$(2,043,000)	$(2,066,000)	$(3,808,000)	$(3,713,000)

Net loss per share — basic and diluted	$(0.19)	$(0.18)	$(0.35)	$(0.32)

Weighted average common shares outstanding — basic and diluted	10,819,000	11,701,000	10,866,000	11,710,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012

Net loss	$(2,043,000)	$(2,066,000)	$(3,808,000)	$(3,713,000)

Other comprehensive income, net:

Unrealized (loss) gain on investments	56,000	(8,000)	46,000	55,000

Foreign currency translation adjustment	10,000	(142,000)	72,000	(100,000)

Total other comprehensive income	66,000	(150,000)	118,000	(45,000)

Comprehensive loss	$(1,977,000)	$(2,216,000)	$(3,690,000)	(3,758,000)

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock				Other
	Number of		Additional		Comprehensive (Loss)
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Income	Treasury Stock	Stockholders’ Equity

Balance at December 31, 2011	12,546,000	$121,000	$101,766,000	$(53,510,000)	$(49,000)	$(2,728,000)	$45,600,000

Net loss for the six months ended June 30, 2012	-	-	-	(3,713,000)	-	-	(3,713,000)

Comprehensive gain- unrealized gain on investments	-	-	-	-	55,000	-	55,000

Foreign currency translation adjustment	-	-	-	-	(100,000)	-	(100,000)

Shares repurchased	-	-	-	-	-	(183,000)	(183,000)

Shares issued pursuant to exercise of stock options	31,000	-	123,000	-	-	-	123,000

Issuance of restricted stock	66,000	-	-	-	-	-	-

Shares withheld pursuant to exercise of stock option and restricted stock	-	-	-	-	-	(247,000)	(247,000)

Stock based compensation - restricted stock	-	-	259,000	-	-	-	259,000
Stock based compensation - options and performance shares	-	-	321,000	-	-	-	321,000

Balance at June 30, 2012 (Unaudited)	12,643,000	$121,000	$102,469,000	$(57,223,000)	$(94,000)	$(3,158,000)	$42,115,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities:

Net loss	$(3,808,000)	$(3,713,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	158,000	208,000
Proceeds from sale of New Jersey net operating loss carryforwards	-	390,000
Stock-based compensation expense	616,000	580,000
Depreciation and amortization	1,212,000	1,107,000
Deferred rent expense	86,000	21,000
Changes in:
Accounts receivable	617,000	219,000
Note and lease receivable	61,000	(814,000)
Inventory	(13,000)	(128,000)
Prepaid expenses and other assets	(608,000)	1,165,000
Deferred costs	(723,000)	(301,000)
Deferred revenue	336,000	1,294,000
Accounts payable and accrued expenses	(1,623,000)	(4,108,000)
Net cash used in operating activities	(3,689,000)	(4,080,000)
Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(82,000)	(215,000)
Purchase of investments	(2,889,000)	(3,135,000)
Maturities of investments	1,606,000	3,943,000
Net cash (used in) provided by investing activities	(1,365,000)	593,000
Cash flows from financing activities:
Proceeds from exercise of stock options	35,000	25,000
Purchase of treasury shares	(725,000)	(183,000)
Net cash used in financing activities	(690,000)	(158,000)
Effect of foreign exchange rate changes on cash and cash equivalents	(59,000)	(93,000)
Net decrease in cash and cash equivalents	(5,803,000)	(3,738,000)
Cash and cash equivalents - beginning of period	14,491,000	8,386,000
Cash and cash equivalents - end of period	$8,688,000	$4,648,000
Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	$-	-
Noncash activities:
Unrealized gain on investments	$46,000	$55,000
Shares withheld pursuant to stock issuance	$47,000	$247,000

See accompanying notes to condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

NOTE 1 - DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

I.D. Systems, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our” or “us”) develop, market and sell wireless solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts, airport ground support equipment, rental vehicles, and transportation assets, such as dry van trailers, refrigerated trailers, railcars and containers. Our patented systems utilize radio frequency identification (RFID), Wi-Fi, satellite or cellular communications, and sensor technology to address the needs of organizations to control, track, monitor and analyze their assets. The Company’s solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, productivity and efficiency of their operations. The Company outsources its hardware manufacturing operations to contract manufacturers.

The Company operates in a single reportable segment, which consists of the I.D. Systems (“IDS”) industrial and rental fleet management and the Asset Intelligence, LLC (“AI”) transportation asset management product lines.

I.D. Systems, Inc. was incorporated in Delaware in 1993 and commenced operations in January 1994.

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“Didbox”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2012, the consolidated results of its operations for the three- and six-month periods ended June 30, 2011 and 2012, the consolidated change in stockholders’ equity for the six-month period ended June 30, 2012 and the consolidated cash flows for the six-month periods ended June 30, 2011 and 2012. The results of operations for the six-month period ended June 30, 2012 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for the year then ended. Certain prior year amounts have been reclassified to conform to the 2012 presentation.

NOTE 2 - SIGNIFICANT TRANSACTION

Avis Budget Group, Inc. Transaction

In connection with the Master Agreement (as defined below), the Company entered into a Purchase Agreement (the “Purchase Agreement”), dated as of August 22, 2011 (the “Effective Date”), with Avis Budget Group, Inc. (“Avis Budget Group”), pursuant to which Avis Budget Group purchased from the Company, for an aggregate purchase price of $4,604,500 (or $4.60 per share, which price was based on the average closing price of our common stock for the twenty trading days prior to the Effective Date), (i) 1,000,000 shares (the “Shares”) of the Company’s common stock, and (ii) a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of our common stock (the “Warrant Shares” and, collectively with the Shares and the Warrant, the “Securities”). The Company issued the Shares in 2011 from treasury stock, reflecting the cost of such shares on a specific identification basis.

The Warrant has an exercise price of $10.00 per share of common stock.  The Warrant is exercisable (i) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (ii) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group and the Avis entity that is the counterparty under the Master Agreement described below, executes and delivers to the Company SOW#2 (which is described below), and on or before the fifth (5th) anniversary of the Effective Date. The fair value of the Warrant for 100,000 shares of approximately $137,000 was recorded as a sales incentive in the Condensed Consolidated Statement of Operations in the third quarter of 2011.  The Company has not recognized the impact of the remaining 500,000 shares underlying the Warrant in the Condensed Consolidated Statement of Operations, as it is considered contingently issued as of June 30, 2012. See Note 13 to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

In 2009, the Company entered into a contract for a pilot agreement with ABCR pursuant to which the Company’s rental fleet management system was implemented on a portion of the customer’s fleet of vehicles. Concurrent with the execution of SOW#1, the contract for the pilot program was terminated and the payment terms for the vehicle management systems implemented under the pilot program were incorporated into SOW#1.  Under the terms of SOW#1, the Company is entitled to issue sixty (60) monthly invoices of up to $53,000 for active vehicle management systems installed under the former pilot program.  In the event that ABCR terminates SOW#1, then ABCR would be liable to the Company for the net present value of all future remaining charges under SOW#1 at a negotiated discount rate per annum, with the payment due on the effective date of termination. As discussed in Note 8 to the Unaudited Condensed Consolidated Financial Statements, during the third quarter of 2011 the Company recognized the product revenue of approximately $2.0 million for these pilot units at the present value of the fixed product portion of the monthly fee and cost of product of approximately $1.1 million. The maintenance portion of the monthly invoices will be recognized as service income on a monthly basis. During the first and second quarters of 2012, the Company did not ship any units under SOW#1.

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

NOTE 3 - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (FDIC) limits.

NOTE 4 - USE OF ESTIMATES

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

NOTE 5 - INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three- and six-month periods ended June 31, 2011, the Company reported unrealized gains of $56,000 and $46,000, respectively, and for the three- and six-month periods ended June 30, 2012, the Company reported unrealized (loss) gain of $(8,000) and $55,000, respectively, on available for sale securities in total comprehensive loss. As of December 31, 2011 and June 30, 2012 all investments were classified as available for sale securities. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and mutual funds. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale, excluding investment in mutual funds of $2,639,000, classified by the contractual maturity date of the security as of June 30, 2012:

Fair Value

Due within one year	$4,748,000
Due one year through three years	8,268,000
Due after three years	275,000

$13,291,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2011 and June 30, 2012 are as follows:

		Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$2,190,000	$7,000	$-	$2,197,000
Mutual funds	2,636,000	3,000	-	2,639,000
Corporate bonds and commercial paper	1,686,000	6,000	(11,000)	1,681,000
Government agency bonds	867,000	3,000	-	870,000

Total available for sale - short term	7,379,000	19,000	(11,000)	7,387,000

Marketable securities - long term
Available for sale
U.S. Treasury Notes	3,962,000	12,000	-	3,974,000
Government agency bonds	811,000	2,000	-	813,000
Corporate bonds and commercial paper	3,746,000	25,000	(15,000)	3,756,000

Total available for sale - long term	8,519,000	39,000	(15,000)	8,543,000

Total investments	$15,898,000	$58,000	$(26,000)	$15,930,000

December 31, 2011	Cost	Unrealized Gain	Unrealized Loss	Fair Value

Investments - short term
Available for sale
Government agency bonds	$1,347,000	$2,000	$-	$1,349,000
Mutual funds	4,614,000	-	(69,000)	4,545,000
Corporate bonds and commercial paper	669,000	10,000	(2,000)	677,000
U.S. Treasury Notes	332,000	1,000	-	333,000

Total available for sale - short term	6,962,000	13,000	(71,000)	6,904,000

Investments - long term
Available for sale
U.S. Treasury Notes	5,365,000	29,000	-	5,394,000
Government agency bonds	850,000	5,000	-	855,000
Corporate bonds and commercial paper	3,529,000	25,000	(24,000)	3,530,000

Total available for sale - long term	9,744,000	59,000	(24,000)	9,779,000

Total investments	$16,706,000	$72,000	$(95,000)	$16,683,000

The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s estimates of market participants’ assumptions.

At June 30, 2012, all of the Company’s investments are classified as Level 1 for fair value measurements.

NOTE 6 - REVENUE RECOGNITION

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

Our industrial and rental fleet wireless asset management systems consist of on-asset hardware, communication infrastructure and software. Revenue derived from the sale of our industrial and rental fleet wireless asset management systems is allocated to each element based upon vendor specific objective evidence (VSOE) of the selling price of the element. VSOE of the selling price is based upon the price charged when the element is sold separately. Revenue is recognized as each element is earned based on the selling price of each element based on VSOE, and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company’s system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, persuasive evidence of an arrangement exists, sales price is fixed and determinable, collectability is reasonably assured and contractual obligations have been satisfied. In some instances, we are also responsible for providing installation services. The additional installation services, which could be performed by third parties, are considered another element in a multi-element deliverable and revenue for installation services is recognized at the time the installation is provided. Training and technical support revenue are recognized at time of performance.

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. The Company amortized $511,000 and $990,000 of deferred equipment revenue during the three- and six-month periods ended June 30, 2011, respectively, and $795,000 and $1,543,000 during the three- and six-month periods ended June 30, 2012, respectively.

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

The Company also derives revenue under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance, support and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, an asset is established for the sales-type lease receivable at the present value of the expected lease payments and revenue is deferred and recognized over the service contract, as described above. Maintenance revenues and interest income are recognized monthly over the lease term.

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

Deferred revenue consists of the following:

	December 31,	June 30,
	2011	2012

Deferred activation fees	$262,000	$376,000
Deferred industrial equipment installation revenue	121,000	68,000
Deferred maintenance revenue	654,000	1,400,000
Deferred remote asset management product revenue	6,385,000	6,872,000

	7,422,000	8,716,000
Less: Current portion	3,090,000	4,388,000

Deferred revenue - less current portion	$4,332,000	$4,328,000

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2011 and June 30, 2012, unbilled receivables were $110,000 and $68,000, respectively, and are included in accounts receivable in the Condensed Consolidated Balance Sheets.

NOTE 7 - NOTES RECEIVABLE AND SALES-TYPE LEASE RECEIVABLE

Notes and sales-type lease receivable consist of the following:

	December 31,	June 30,
	2011	2012

Notes receivable	$215,000	$147,000
Sales-type lease receivable	5,103,000	5,985,000
Less: Allowance for credit losses	-	-
	5,318,000	6,132,000

Less: Current portion
Notes receivable	140,000	71,000
Sales-type lease receivable	1,077,000	711,000
	1,217,000	782,000

Notes and sales-type lease receivables – less current portion	$4,101,000	$5,350,000

Notes receivable relate to product financing arrangements that exceed one year and bear interest at approximately 8% - 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. There were no sales of notes receivable during the six-month periods ended June 30, 2011 and 2012. The revenue derived from the sale of remote transportation asset management systems and the related costs are deferred. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service (see Note 6 to the Unaudited Condensed Consolidated Financial Statements).

 The present value of net investment in sales-type lease receivable is principally for five-year leases of the Company’s products, including $3,658,000 and $3,509,000 as of December 31, 2011 and June 30, 2012, respectively, from the Avis contract discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements, and is reflected net of unearned income of $583,000 and $641,000 at December 31, 2011 and June 30, 2012, respectively, discounted at 4% - 14%.

The allowance for doubtful accounts is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. We consider our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the three- and six-month periods ended June 30, 2011 and 2012.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of June 30, 2012 are as follows:

Year ending December 31:

July - December 2012	$711,000
2013	1,454,000
2014	1,405,000
2015	1,181,000
2016	1,060,000
Thereafter	174,000

5,985,000
Less: Current portion	711,000

Sales-type lease receivable - less current portion	$5,274,000

NOTE 8 - DEFERRED COSTS

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

Prior to the change in contractual terms on August 22, 2011, and the resultant change in the revenue recognition methodology, the Company capitalized $220,000 and $810,000  of such contract costs and amortized $158,000 and $251,000 of such costs for the ABCR pilot program for the three- and six-month periods ended June 30, 2011, respectively.

Deferred product costs consist of transportation asset management equipment costs deferred in accordance with our revenue recognition policy (see Note 6 to the Unaudited Condensed Consolidated Financial Statements).

Deferred costs consist of the following:

	December 31, 2011	June 30, 2012
Deferred industrial equipment costs	$9,000	$46,000
Deferred product costs	3,857,000	4,121,000

	3,866,000	4,167,000
Less: Current portion	1,950,000	2,392,000

	$1,916,000	$1,775,000

NOTE 9 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

Inventories consist of the following:

	December 31, 2011	June 30, 2012
Components	$5,075,000	$4,997,000
Finished goods	3,039,000	3,245,000

	$8,114,000	$8,242,000

NOTE 10 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2011	June 30, 2012
Equipment	$1,101,000	$1,119,000
Computer software	3,234,000	3,303,000
Computer hardware	1,777,000	1,887,000
Furniture and fixtures	361,000	368,000
Automobiles	47,000	47,000
Leasehold improvements	295,000	181,000

	6,815,000	6,905,000
Accumulated depreciation and amortization	(3,723,000)	(4,119,000)

	$3,092,000	$2,786,000

Depreciation and amortization expense for the three- and six-month periods ended June 30, 2011 was $314,000 and $625,000, respectively, and for the three- and six-month periods ended June 30, 2012 was $261,000 and $523,000, respectively. This includes amortization of costs associated with computer software and website development for the three- and six-month periods ended June 30, 2011 of $156,000 and $311,000, respectively, and for the three- and six-month periods ended June 30, 2012 of $147,000 and $292,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the VeriWiseTM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $55,000 and $68,000 for such projects for the six-month periods ended June 30, 2011 and 2012, respectively.

NOTE 11 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes intangible assets as of December 31, 2011 and June 30, 2012:

June 30, 2012	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(338,000)	$1,151,000
Tradename	5	200,000	(100,000)	100,000
Non-competition agreement	3	234,000	(195,000)	39,000
Technology	5	50,000	(27,000)	23,000
Workforce	5	33,000	(18,000)	15,000
Customer relationships	5	4,499,000	(2,251,000)	2,248,000

		6,505,000	(2,929,000)	3,576,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		135,000	-	135,000

		239,000	-	239,000

Total		$6,744,000	$(2,929,000)	$3,815,000

December 31, 2011	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(271,000)	$1,218,000
Tradename	5	200,000	(80,000)	120,000
Non-competition agreement	3	234,000	(156,000)	78,000
Technology	5	50,000	(22,000)	28,000
Workforce	5	33,000	(14,000)	19,000
Customer relationships	5	4,499,000	(1,802,000)	2,697,000

		6,505,000	(2,345,000)	4,160,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		135,000	-	135,000

		239,000	-	239,000

Total		$6,744,000	$(2,345,000)	$4,399,000

Amortization expense for the three- and six-month periods ended June 30, 2011 was $293,000 and $587,000, respectively, and for the three- and six-month periods ended June 30, 2012 was $292,000 and $584,000, respectively. Future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

July - December 2012	$585,000
2013	1,091,000
2014	1,086,000
2015	135,000
2016	135,000

There have been no changes in the carrying amount of goodwill from January 1, 2012 to June 30, 2012.

NOTE 12 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three-and six- month periods ended June 30, 2011 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Basic and diluted loss per share
Net loss	$(2,043,000)	$(2,066,000)	$(3,808,000)	$(3,713,000)

Weighted-average shares outstanding	10,819,000	11,701,000	10,866,000	11,710,000

Basic and diluted net loss per share	$(0.19)	$(0.18)	$(0.35)	$(0.32)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. For the three- and six-month periods ended June 30, 2011, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options and vesting of restricted stock of 3,052,000 would have been anti-dilutive. For the three- and six-month periods ended June 30, 2012, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options and vesting of restricted stock of 2,921,000 would have been anti-dilutive.

NOTE 13 - STOCK-BASED COMPENSATION

Stock Option Plans

The Company adopted the 1995 Stock Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 1,250,000 shares of common stock. The Company also adopted the 1999 Stock Option Plan, pursuant to which the Company had the right to grant stock awards and options to purchase up to 2,813,000 shares of common stock. The Company also adopted the 1999 Director Option Plan, pursuant to which the Company had the right to grant options to purchase up to an aggregate of 600,000 shares of common stock. The 1995 Stock Option Plan and 1999 Stock and Director Option Plans expired and the Company cannot issue additional options under these plans.

The Company adopted the 2007 Equity Compensation Plan, pursuant to which, as amended, the Company may grant options to purchase up to an aggregate of 2,500,000 shares of common stock. The Company also adopted the 2009 Non-Employee Director Equity Compensation Plan, pursuant to which, as amended, the Company may grant options to purchase up to an aggregate of 600,000 shares of common stock. The plans are administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), which has the authority to determine, among other things, the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

The Company recognizes all employee share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $203,000 and $420,000, respectively, for the three- and six-month periods ended June 30, 2011 and $155,000 and $302,000, respectively, for the three and six-month periods ended June 30, 2012, in connection with awards made under the stock option plans.

The following table summarizes the activity relating to the Company’s stock options for the six-month period ended June 30, 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	2,462,000	$7.41
Granted	257,000	5.93
Exercised	(31,000)	4.01
Expired	-	-
Forfeited	(69,000)	8.74

Outstanding at end of period	2,619,000	$7.27	6 years	$1,067,000

Exercisable at end of period	1,639,000	$9.11	4 years	$354,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	June 30,
	2011	2012

Expected volatility	54.1% - 57.2%	44%
Expected life of options	3 - 5 years	3 years
Risk free interest rate	2%	1%
Dividend yield	0%	0%
Weighted average fair value of options granted during the period	$1.91	$1.81

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the six-month periods ended June 30, 2011 and 2012 was $537,000 and $550,000, respectively. The total intrinsic value of options exercised during the six-month periods ended June 30, 2011 and 2012 was $34,000 and $51,000, respectively.

As of June 30, 2012, there was approximately $1,170,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.31 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested shares for the six-month period ended June 30, 2012 is as follows:

	Non-vested Shares	Weighted- Average Grant Date Fair Value

Non-vested, beginning of year	361,000	$3.34
Granted	66,000	5.93
Vested	(125,000)	3.66
Forfeited	-	-

Non-vested, end of period	302,000	$3.77

The Company recorded stock-based compensation expense of $96,000 and $178,000, respectively, for the three- and six-month periods ended June 30, 2011 and $163,000 and $259,000, respectively, for the three- and six-month periods ended June 30, 2012, in connection with restricted stock grants. As of June 30, 2012, there was $695,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 1.68 years.

Performance Shares

The Company grants performance shares to key employees pursuant to the 2007 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period from the date of issuance, with the ability to achieve prorated performance shares during interim annual measurement periods. The annual measurement period is based on a trading day average of the Company’s stock after the announcement of annual results. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the three- and six-month periods ended June 30, 2011 and 2012 was insignificant.

The following table summarizes the activity relating to the Company’s performance shares for the six-month period ended June 30, 2012:

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

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder.  The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of June 30, 2012, the Company has not yet been requested to file such a registration statement.

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

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Warrant Shares pursuant to any exercise of the Warrants. As of June 30, 2012, the Company has sufficient shares reserved.

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

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2011	June 30, 2012

Accounts payable	$7,160,000	$3,872,000
Accrued warranty	752,000	879,000
Accrued compensation	1,388,000	545,000
Other current liabilities	182,000	222,000

	$9,482,000	$5,518,000

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012.

The following table summarizes warranty activity for the six-month periods ended June 30, 2011 and 2012:

	Six Months Ended June 30,
	2011	2012

Accrued warranty reserve, beginning of period	$2,069,000	$752,000
Accrual for product warranties issued	140,000	196,000
Product replacements and other warranty expenditures	(422,000)	(55,000)
Expiration of warranties	(147,000)	(14,000)

Accrued warranty reserve, end of period	$1,640,000	$879,000

NOTE 15 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of June 30, 2012, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

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

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents and investments in securities are carried at fair value. Notes and sales-type lease receivables are carried at cost, which is not materially different than fair value. Accounts receivable, accounts payable and other liabilities approximate their fair values due to the short period to maturity of these instruments.

NOTE 17 - CONCENTRATION OF CUSTOMERS

One customer accounted for 20% of the Company’s revenue and 14% of the Company’s accounts receivable during the six-month period ended and as of June 30, 2012. One customer accounted for 57% of notes and sales-type lease receivables as of June 30, 2012.

Two customers accounted for 21% and 10% of the Company’s revenue and 18% and 16%, respectively, of the Company’s accounts receivable during the six-month period ended and as of June 30, 2011.

NOTE 18 - STOCK REPURCHASE PROGRAM

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. For the six-month period ended June 30, 2012, the Company purchased a total of approximately 43,000 shares of its common stock in open market transactions under the stock repurchase program for an aggregate purchase price of $183,000. As of June 30, 2012, the Company has purchased a total of approximately 308,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,331,000, or an average cost of $4.33 per share.

In addition, on May 3, 2007, the Company had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The 2007 Repurchase Program was terminated by the Board of Directors in March 2012. The Company did not purchase any shares of its common stock under the 2007 Repurchase Program during 2012. The Company had purchased a total of approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management.

NOTE 19 - COMPREHENSIVE LOSS

The accumulated balances for each classification of other comprehensive loss are as follows:

	Foreign currency translation gains (losses)	Unrealized gain (losses) on investments	Accumulated other comprehensive income

Balance at January 1, 2012	$(26,000)	$(23,000)	$(49,000)
Net current period change	(100,000)	55,000	(45,000)

Balance at June 30, 2012	$(126,000)	$32,000	$(94,000)

NOTE 20 - WHOLLY OWNED FOREIGN SUBSIDIARIES

In May 2009, the Company formed an entity in Germany called I.D. Systems, GmbH (“GmbH”). This foreign entity is wholly owned by I.D. Systems, Inc. The GmbH financial statements are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for the GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Net revenue	$320,000	$318,000	$569,000	$762,000

Net loss	(87,000)	(99,000)	(152,000)	(67,000)

Total assets of GmbH were $1,761,000 and $1,779,000 as of December 31, 2011 and June 30, 2012, respectively. The GmbH operates in a local currency environment using the Euro as its functional currency.

In October 2009, the Company acquired Didbox Ltd. (currently known as I.D. Systems (UK) Ltd) (“Didbox”). This foreign entity is wholly owned by I.D. Systems, Inc. and is headquartered in the United Kingdom. The Didbox financial statements are consolidated with the financial statements of I.D. Systems, Inc. as of the effective date of the acquisition.

The net revenue and net loss for Didbox included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Net revenue	$239,000	$340,000	$416,000	$772,000

Net income (loss)	6,000	12,000	4,000	113,000

Total assets of Didbox were $810,000 and $1,218,000 as of December 31, 2011 and June 30, 2012, respectively. Didbox operates in a local currency environment using the British Pound as its functional currency.

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with the GmbH resulted in translation gain (loss) of $72,000 and $(100,000) for the six-month periods ended June 30, 2011 and 2012, respectively, which is included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions gains for the three- and six-month periods ended June 30, 2011 of $9,000 and $28,000, respectively, and for the three and six months ended June 30, 2012 of $3,000 and $16,000, respectively, are included as an offset to selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

NOTE 21 - RIGHTS AGREEMENT

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

NOTE 22 - COMMITMENTS AND CONTINGENCIES

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

NOTE 23 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. This ASU addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this ASU, which are effective for the first interim or annual period beginning on or after December 15, 2011, do not change the items that must be reported in other comprehensive income. The revised financial statement presentation for comprehensive income has been incorporated into this Quarterly Report on Form 10-Q.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test is optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of I.D. Systems, Inc. and its subsidiaries (“I.D. Systems”, the “Company”, “we”, “our” or “us”) should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1, of this report. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and, accordingly, all amounts are approximations.

Cautionary Note Regarding Forward-Looking Statements

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by, and information currently available to, management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “believe”, “expect”, “estimate”, “project”, “predict”, “forecast”, “plan”, “anticipate”, “target”, “outlook”, “envision”, “intend”, “seek”, “may”, “will”, or “should”, and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including, without limitation, business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products, and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

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

AI’s VeriWiseTM product platform provides comprehensive real-time data for faster, more informed decision-making in multiple supply chain applications:

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

Risks to Our Business

During the six-month period ended June 30, 2012, we generated revenues of $18.5 million, and Wal-Mart Stores, Inc. accounted for 20% of our revenues. During the six-month period ended June 30, 2011, we generated revenues of $16.2 million, and Wal-Mart Stores, Inc. and Ford Motor Company accounted for 21% and 10% of our revenues, respectively.

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

Critical Accounting Policies

For the six months ended June 30, 2012, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Revenue:
Products	47.5%	54.8%	48.0%	56.6%
Services	52.5	45.2	52.0	43.4

	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of products	28.1	32.4	28.0	33.9
Cost of services	18.1	15.2	18.6	14.7

Total gross profit	53.8	52.4	53.4	51.4

Operating expenses:
Selling, general and administrative expenses	68.7	65.3	66.9	60.9
Research and development expenses	10.4	12.5	11.0	11.9
	79.1	77.8	77.9	72.8

Loss from operations	(25.3)	(25.4)	(24.5)	(21.4)
Interest income, net	0.6	1.5	0.6	1.2
Other income	0.3	0.1	0.3	0.2

Net loss	(24.4)%	(23.8)%	(23.6)%	(20.0)%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended June 30,
	2011	2012
Product revenue:
Industrial and rental fleet management	$3,148,000	$3,366,000
Transportation asset management	811,000	1,395,000
	3,959,000	4,761,000

Services revenue:
Industrial and rental fleet management	1,137,000	1,043,000
Transportation asset management	3,237,000	2,877,000
	4,374,000	3,920,000

	$8,333,000	$8,681,000

REVENUES. Revenues increased approximately $0.4 million, or 4.2%, to $8.7 million in the three months ended June 30, 2012 from $8.3 million in the same period in 2011. The increase in revenue is principally attributable to an increase in total industrial and rental fleet management revenue of approximately $0.1 million to $4.4 million in 2012 from $4.3 million in 2011 and an increase in total transportation asset management revenue of approximately $0.3 million to $4.3 million in 2012 from $4.0 million in 2011.

Revenues from products increased by approximately $0.8 million, or 20.3%, to $4.8 million in the three months ended June 30, 2012 from $4.0 million in the same period in 2011. Industrial and rental fleet management product revenue increased approximately $0.2 million to $3.4 million in 2012 from $3.1 million in 2011. Transportation asset management product revenue increased approximately $0.6 million to $1.4 million in 2012 from $0.8 million in 2011.

Revenues from services decreased by approximately $0.5 million, or 10.4%, to $3.9 million in the three months ended June 30, 2012 from $4.4 million in the same period in 2011. Industrial and rental fleet management service revenue decreased approximately $0.1 million to $1.0 million in 2012 from $1.1 million in 2011. Transportation asset management service revenue decreased approximately $0.4 million to $2.9 million in 2012 from $3.2 million in 2011.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended June 30,
	2011	2012
Cost of products:
Industrial and rental fleet management	$1,753,000	$1,807,000
Transportation asset management	592,000	1,003,000
	2,345,000	2,810,000

Cost of services:
Industrial and rental fleet management	429,000	498,000
Transportation asset management	1,081,000	823,000
	1,510,000	1,321,000

	$3,855,000	$4,131,000

COST OF REVENUES. Cost of revenues increased by approximately $0.3 million, or 7.2%, to $4.1 million in the three months ended June 30, 2012 from $3.9 million for the same period in 2011. The increase is principally attributable to an increase in product revenue in 2012. Gross profit was $4.6 million in 2012 compared to $4.5 million in 2011. As a percentage of revenues, gross profit decreased to 52.4% in 2012 from 53.7% in 2011.

Cost of products increased by $0.5 million, or 19.8%, to $2.8 million in the three months ended June 30, 2012 from $2.3 million in the same period in 2011. Gross profit for products was $2.0 million in 2012 compared to $1.6 million in 2011. The increase in gross profit was attributable to a $0.2 million increase in the industrial and rental fleet management gross profit to $1.6 million in 2012 from $1.4 million in 2011, and a $0.2 million increase in the transportation asset management gross profit to $0.4 million in 2012 from $0.2 million in 2011. As a percentage of product revenues, 2012 gross profit of 41.1% remained consistent with the 2011 gross profit percentage of 40.8%. Transportation asset management product revenue contributed a gross profit percentage of 28.1% in 2012 and 27.0% in 2011. Industrial and rental fleet management product revenue contributed a gross profit percentage of 46.3% in 2012 and 44.3% in 2011.

Cost of services decreased by $0.2 million, or 12.5%, to $1.3 million, in the three months ended June 30, 2012 from $1.5 million in the same period in 2011. Gross profit for services was $2.6 million in 2012 compared to $2.9 million in 2011. The decrease in gross profit was attributable to a $0.2 million decrease in the industrial and rental fleet management gross profit to $0.5 million in 2012 from $0.7 million in 2011 and a decrease in the transportation asset management gross profit of $0.1 million to $2.1 million in 2012 from $2.2 million in 2011. As a percentage of service revenues, gross profit increased to 66.3% in 2012 from 65.5% in 2011. The increase in gross profit as a percent of service revenue was due to a decrease in the industrial and rental fleet management gross profit percentage to 52.3% in 2012 from 62.3% in 2011 and an increase in the transportation asset management gross profit percentage to 71.4% in 2012 from 66.6% in 2011. The decrease in the industrial and rental fleet management gross profit margin was principally due to a decrease in service revenue with fixed costs remaining constant, driving the margin lower.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $0.1 million, or 1.0%, to $5.6 million in the three months ended June 30, 2012 compared to $5.7 million in the same period in 2011, due primarily to an increase in payroll-related and stock-based compensation expense of approximately $0.4 million, principally from additional sales staff hired in order to maximize revenue opportunities, partially offset by a decrease in professional fees of approximately $0.5 million. As a percentage of revenues, selling, general and administrative expenses decreased to 65.3% in the three months ended June 30, 2012 from 68.7% in the same period in 2011, primarily due to the increase in revenue in 2012.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.2 million, or 24.7%, to $1.1 million in the three months ended June 30, 2012 from $0.9 million in the same period in 2011, due primarily to an increase in payroll-related and stock-based compensation expense of approximately $0.2 million, principally from staff hired to develop and enhance our products. As a percentage of revenues, research and development expenses increased to 12.5% in the three months ended June 30, 2012 from 10.4% in the same period in 2011, primarily due to the increase noted above.

INTEREST INCOME. Interest income increased by $77,000, or 145.3%, to $130,000 in the three months ended June 30, 2012 from $53,000 in the same period in 2011. This increase was attributable primarily to increased interest income from notes and lease receivables.

OTHER INCOME/EXPENSE. Other income of $10,000 in the three months ended June 30, 2012 decreased $12,000 from other income of $22,000 in the same period in 2011. Other income for the three months ended June 30, 2012 consists principally of investment income.

NET LOSS. Net loss was $2.1 million, or $(0.18) per basic and diluted share, for the three months ended June 30, 2012 as compared to net loss of $2.0 million, or $(0.19) per basic and diluted share, for the same period in 2011. The decrease in the net loss was due primarily to the reasons described above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth our revenues by product line for the periods indicated:

	Six Months Ended June 30,
	2011	2012
Product revenue:
Industrial and rental fleet management	$6,205,000	$7,479,000
Transportation asset management	1,558,000	2,993,000
	7,763,000	10,472,000

Services revenue:
Industrial and rental fleet management	2,047,000	2,235,000
Transportation asset management	6,357,000	5,786,000
	8,404,000	8,021,000

	$16,167,000	$18,493,000

REVENUES. Revenues increased by $2.3 million, or 14.4%, to $18.5 million in the six months ended June 30, 2012 from $16.2 million in the same period in 2011. The increase in revenue is principally attributable to an increase in total industrial and rental fleet management revenue of approximately $1.4 million to $9.7 million in 2012 from $8.3 million in 2011 and an increase in total transportation asset management revenue of approximately $0.9 million to $8.8 million in 2012 from $7.9 million in 2011.

Revenues from products increased by $2.7 million, or 34.9%, to $10.5 million in the six months ended June 30, 2012 from $7.8 million in the same period in 2011. Industrial and rental fleet management product revenue increased approximately $1.3 million to $7.5 million in 2012 from $6.2 million in 2011. Transportation asset management product revenue increased approximately $1.4 million to $3.0 million in 2012 from $1.6 million in 2011. The increase in industrial and rental fleet management product revenue of approximately $1.3 million resulted principally from increased product sales to Toyota Engineering & Manufacturing North America, Inc. of approximately $1.0 million. The increase in transportation asset management product revenue of $1.4 million resulted principally from increased product sales to Pine Leasing, Inc. of approximately $0.3 million and BASF Corporation of approximately $0.2 million.

Revenues from services decreased by $0.4 million, or 4.6%, to $8.0 million in the six months ended June 30, 2012 from $8.4 million in the same period in 2011. Industrial and rental fleet management service revenue increased approximately $0.2 million to $2.2 million in 2012 from $2.0 million in 2011. Transportation asset management service revenue decreased $0.6 million to $5.8 million in 2012 from $6.4 million in 2011, principally from a reduction of services to GE Trailer Fleet Services.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Six Months Ended June 30,
	2011	2012
Cost of products:
Industrial and rental fleet management	$3,384,000	$3,803,000
Transportation asset management	1,142,000	2,470,000
	4,526,000	6,273,000

Cost of services:
Industrial and rental fleet management	850,000	950,000
Transportation asset management	2,152,000	1,774,000
	3,002,000	2,724,000

	$7,528,000	$8,997,000

COST OF REVENUES. Cost of revenues increased by $1.5 million, or 19.5%, to $9.0 million in the six months ended June 30, 2012 from $7.5 million for the same period in 2011. The increase is principally attributable to an increase in product revenue in 2012. Gross profit was $9.5 million in 2012 compared to $8.6 million in 2011. As a percentage of revenues, gross profit decreased to 51.3% in 2012 from 53.4% in 2011.

Cost of products increased by $1.8 million, or 38.6%, to $6.3 million in the six months ended June 30, 2012 from $4.5 million in the same period in 2011. Gross profit for products was $4.2 million in 2012 compared to $3.2 million in 2011. The increase in gross profit was attributable to a $0.9 million increase in the industrial and rental fleet management gross profit to $3.7 million in 2012 from $2.8 million in 2011 and a $0.1 million increase in the transportation asset management gross profit to $0.5 million in 2012 from $0.4 million in 2011. As a percentage of product revenues, 2012 gross profit of 40.1% remained consistent with 2011 gross profit of 41.7%. Transportation asset management product revenue contributed a lower gross profit percentage of 17.5% in 2012 from 26.7% in 2011, principally due to increased installation expenses for a customer partially offset by an increase in the industrial and rental fleet management gross profit percentage to 49.2% in 2012 from 45.5% in 2011, which was principally due to an increase in product revenue with fixed costs remaining constant, driving the margin higher, and improved product margins in 2012.

Cost of services decreased by $0.3 million, or 9.3%, to $2.7 million, in the six months ended June 30, 2012 from $3.0 million in the same period in 2011. Gross profit for services was $5.3 million in 2012 compared to $5.4 million in 2011. The decrease in gross profit was attributable to a $0.1 million increase in the industrial and rental fleet management gross profit to $1.3 million in 2012 from $1.2 million in 2011, offset by a decrease in the transportation asset management gross profit of $0.2 million to $4.0 million in 2012 from $4.2 million in 2011. As a percentage of service revenues, gross profit increased to 66.0% in 2012 from 64.3% in 2011. The increase in gross profit as a percent of service revenue was due to an increase in the transportation asset management gross profit percentage to 69.3% in 2012 from 66.1% in 2011, partially off by a decrease in the industrial and rental fleet management gross profit percentage to 57.5% in 2012 from 58.5% in 2011. The increase in the transportation asset management gross profit margin was principally due to a decrease in communication costs, driving the margin higher.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.5 million, or 4.1%, to $11.3 million in the six months ended June 30, 2012 compared to $10.8 million in the same period in 2011, due primarily to an increase in payroll-related and stock-based compensation expense of approximately $0.7 million, principally from additional sales staff hired in order to maximize revenue opportunities, partially offset by a decrease in professional fees of approximately $0.4 million. As a percentage of revenues, selling, general and administrative expenses decreased to 60.9% in the six months ended June 30, 2012 from 66.9% in the same period in 2011, primarily due to the increase in revenue in 2012.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.4 million, or 23.8%, to $2.2 million in the six months ended June 30, 2012 from $1.8 million in the same period in 2011, due primarily to an increase in payroll-related and stock-based compensation expense, principally from staff hired to develop and enhance our products. As a percentage of revenues, research and development expenses increased to 11.9% in the six months ended June 30, 2012 from 11.0% in the same period in 2011, primarily due to the increase noted above.

INTEREST INCOME. Interest income increased by $119,000, or 119.0%, to $219,000 in the six months ended June 30, 2012 from $100,000 in the same period in 2011. This increase was attributable primarily to increased interest income from notes and lease receivables.

OTHER INCOME/EXPENSE. Other income of $31,000 in the six months ended June 30, 2012 decreased $19,000 from other income of $50,000 in the same period in 2011. Other income for the six months ended June 30, 2012 consists principally of investment income.

NET LOSS. Net loss was $3.7 million, or $(0.32) per basic and diluted share, for the six months ended June 30, 2012 as compared to net loss of $3.8 million, or $(0.35) per basic and diluted share, for the same period in 2011. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, except for our line of credit borrowing of $12.9 million in the first quarter of 2009, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options and warrants. In addition, pursuant to the terms of a Purchase Agreement entered into with Avis Budget Group, Inc. (“Avis Budget Group”) on August 22, 2011, for aggregate proceeds of $4,604,500 (or $4.60 per share, which price was based on the average closing price of the Company’s common stock for the twenty trading days prior to the execution date of the Purchase Agreement), the Company issued and sold to Avis Budget Group  (i) 1,000,000 shares of the Company’s common stock, and (ii) a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of our common stock (the “Warrant Shares”). The Warrant is immediately exercisable with respect to 100,000 Warrant Shares and will become exercisable for the remaining 500,000 Warrant Shares upon execution of SOW#2 associated with the Master Agreement entered into by the Company and Avis Budget Car Rental, LLC, a subsidiary of Avis Budget Group. As of June 30, 2012, we had cash, cash equivalents and marketable securities of $20.9 million and working capital of $22.4 million, compared to cash, cash equivalents and marketable securities of $25.4 million and working capital of $24.8 million as of December 31, 2011.

Operating Activities

Net cash used in operating activities was $4.1 million for the six-month period ended June 30, 2012, compared to net cash used in operating activities of $3.7 million for the same period in 2011. The net cash used in operating activities for the six-month period ended June 30, 2012 reflects a net loss of $3.7 million and includes non-cash charges of $0.6 million for stock-based compensation and $1.1 million for depreciation and amortization expense. Changes in working capital items included:

•	an increase in notes and lease receivables of $0.8 million;

•	a decrease in prepaid expenses and other assets of $1.2 million;

•	an increase in deferred revenue of $1.3 million; and

•	a decrease in accounts payable and accrued expenses of $4.1 million, primarily due to the timing of payments to our vendors and accrued compensation.

Investing Activities

Net cash provided by investing activities was $0.5 million for six-month period ended June 30, 2012, compared to net cash used in investing activities of $1.4 million for the same period in 2011. Net cash provided by investing activities in 2012 consisted principally of the net redemption of investments of $0.8 million. The change from the same period in 2011 was primarily due to net purchases of investments of $1.3 million in 2011.

Financing Activities

Net cash used in financing activities was $0.2 million for the six-month period ended June 30, 2012, compared to net cash used in financing activities of $0.7 million for the same period in 2011. The change from the same period in 2011 was primarily due to an additional $0.5 million used for the repurchase of shares under our share repurchase program in 2011.

Capital Requirements

We believe that with the cash and investments on hand, we will have sufficient funds available to cover our working capital requirements for at least the next 12 months.

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

Contractual Obligations

As of June 30, 2012, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Impact of Recently Issued Accounting Pronouncements

The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 23 (entitled “RECENT ACCOUNTING PRONOUNCEMENTS”) of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of June 30, 2012, we had cash, cash equivalents and marketable securities of $20.9 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of June 30, 2012, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

Item 4. Controls and Procedures

a. Disclosure controls and procedures.

During the quarter ended June 30, 2012, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of June 30, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of June 30, 2012 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in internal controls over financial reporting.

We reviewed our internal control over financial reporting at June 30, 2012. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.  Other Information

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of August 14, 2012, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors

In addition to the other information set forth in Part 1, Item 2. “Risks to Our Business” of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended June 30, 2012, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for the quarter ended June 30, 2012. All repurchases related to the share repurchase program were made in the open market.

				Total Number of	Approximate
				Shares Purchased	Dollar Value of
				as Part of	Shares that May
	Total Number			Publicly	Yet Be Purchased
	of Shares		Average Price	Announced Plans	Under the Plans
Period	Purchased		Paid per Share	or Programs	or Programs

April 1, 2012 -
April 30, 2012	-		$-	-	$1,852,000

May 1, 2012 -
May 31, 2012	34,000		4.31	34,000	$1,707,000

June 1, 2012 -
June 30, 2012	42,000	(1)	4.38	9,000	$1,669,000

Total	76,000	(1)	$4.35	43,000	$1,669,000

(1)	Includes 33,000 shares of common stock withheld for taxes due upon vesting of restricted stock awards during June 2012.

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

I.D. SYSTEMS, INC.

Dated: August 14, 2012	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2012	By:	/s/ Ned Mavrommatis
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