Form 10-Q
period 2012-09-30
ID SYSTEMS INC
filed 2012-11-14
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes     ☐  No     ☒

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on November 8, 2012 was 12,073,602.

INDEX

I.D. Systems, Inc. and Subsidiaries

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012 (unaudited)	1

Condensed Consolidated Statements of Operations (unaudited) - for the three and nine months ended September 30, 2011 and 2012	2

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) - for the three and nine months ended September 30, 2011 and 2012	3

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited) - for the nine months ended September 30, 2012	4

Condensed Consolidated Statements of Cash Flows (unaudited) - for the nine months ended September 30, 2011 and 2012	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6. Exhibits	38

Signatures	39

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2011*	2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,386,000	$4,631,000
Restricted cash	300,000	300,000
Investments - short term	6,904,000	6,115,000
Accounts receivable, net of allowance for doubtful accounts of $366,000 and $754,000 in 2011 and 2012, respectively	7,947,000	7,328,000
Notes and sales-type lease receivables - current portion	1,217,000	739,000
Inventory, net	8,114,000	8,704,000
Deferred costs - current portion	1,950,000	3,047,000
Prepaid expenses and other current assets	2,192,000	1,578,000
Deferred tax asset - current	390,000	-

Total current assets	37,400,000	32,442,000

Investments - long term	9,779,000	7,844,000
Notes and sales-type lease receivable - less current portion	4,101,000	12,639,000
Deferred costs - less current portion	1,916,000	2,180,000
Fixed assets, net	3,092,000	2,564,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	4,399,000	3,522,000
Other assets	307,000	307,000

	$62,831,000	$63,335,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$9,482,000	$8,125,000
Deferred revenue - current	3,090,000	4,846,000

Total current liabilities	12,572,000	12,971,000

Deferred rent	327,000	346,000
Deferred revenue - less current portion	4,332,000	5,267,000
	17,231,000	18,584,000

Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,546,000 and 12,663,000 shares issued at December 31, 2011 and September 30, 2012, respectively; shares outstanding, 12,055,000 and 12,075,000 at December 31, 2011 and September 30, 2012, respectively	121,000	121,000
Additional paid-in capital	101,766,000	102,829,000
Accumulated deficit	(53,510,000)	(55,056,000)
Accumulated other comprehensive income (loss)	(49,000)	25,000
	48,328,000	47,919,000

Treasury stock; 491,000 shares and 588,000 shares at cost at December 31, 2011 and September 30, 2012, respectively	(2,728,000)	(3,168,000)

Total stockholders’ equity	45,600,000	44,751,000
Total liabilities and stockholders’ equity	$62,831,000	$63,335,000

*Derived from audited balance sheet as of December 31, 2011

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Revenue:
Products	$6,912,000	$11,273,000	$14,675,000	$21,745,000
Services	4,372,000	4,206,000	12,776,000	12,227,000

	11,284,000	15,479,000	27,451,000	33,972,000
Cost of revenue:
Cost of products	3,833,000	5,385,000	8,359,000	11,658,000
Cost of services	1,529,000	1,497,000	4,531,000	4,221,000

	5,362,000	6,882,000	12,890,000	15,879,000

Gross profit	5,922,000	8,597,000	14,561,000	18,093,000

Operating expenses:
Selling, general and administrative expenses	5,669,000	5,467,000	16,490,000	16,727,000
Research and development expenses	827,000	1,098,000	2,603,000	3,297,000

	6,496,000	6,565,000	19,093,000	20,024,000

(Loss) income from operations	(574,000)	2,032,000	(4,532,000)	(1,931,000)
Interest income	60,000	116,000	160,000	335,000
Other income, net	300,000	19,000	350,000	50,000

Net (loss) income	$(214,000)	$2,167,000	$(4,022,000)	$(1,546,000)

Net (loss) income per share - basic	$(0.02)	$0.18	$(0.37)	$(0.13)

Net (loss) income per share - diluted	$(0.02)	$0.18	$(0.37)	$(0.13)

Weighted average common shares outstanding - basic	11,173,000	11,768,000	10,969,000	11,730,000
Weighted average common shares outstanding - diluted	11,173,000	12,141,000	10,969,000	11,730,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012

Net (loss) income	$(214,000)	$2,167,000	$(4,022,000)	$(1,546,000)

Other comprehensive (loss) income, net:

Unrealized (loss) gain on investments	(29,000)	56,000	17,000	111,000

Foreign currency translation adjustment	(39,000)	63,000	33,000	(37,000)

Total other comprehensive (loss) income	(68,000)	119,000	50,000	74,000

Comprehensive (loss) income	$(282,000)	$2,286,000	$(3,972,000)	$(1,472,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock				Other
	Number of		Additional		Comprehensive (Loss)
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Income	Treasury Stock	Stockholders’ Equity

Balance at December 31, 2011	12,546,000	$121,000	$101,766,000	$(53,510,000)	$(49,000)	$(2,728,000)	$45,600,000

Net loss for the nine months ended September 30, 2012	-	-	-	(1,546,000)	-	-	(1,546,000)

Comprehensive gain- unrealized gain on investments	-	-	-	-	111,000	-	111,000

Foreign currency translation adjustment	-	-	-	-	(37,000)	-	(37,000)

Shares repurchased	-	-	-	-	-	(193,000)	(193,000)

Shares issued pursuant to exercise of stock options	51,000	-	198,000	-	-	-	198,000

Issuance of restricted stock	66,000	-	-	-	-	-	-

Shares withheld pursuant to exercise of stock option and restricted stock	-	-	-	-	-	(247,000)	(247,000)

Stock based compensation - restricted stock	-	-	383,000	-	-	-	383,000
Stock based compensation - options and performance shares	-	-	482,000	-	-	-	482,000

Balance at September 30, 2012 (Unaudited)	12,663,000	$121,000	$102,829,000	$(55,056,000)	$25,000	$(3,168,000)	$44,751,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities:

Net loss	$(4,022,000)	$(1,546,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	165,000	484,000
Proceeds from sale of New Jersey net operating loss carryforwards	-	390,000
Stock-based compensation expense	911,000	865,000
Depreciation and amortization	1,796,000	1,644,000
Issuance of warrants	137,000
Other non-cash items	73,000	19,000
Changes in:
Accounts receivable	498,000	147,000
Note and lease receivable	(2,254,000)	(8,060,000)
Inventory	(1,125,000)	(590,000)
Prepaid expenses and other assets	66,000	611,000
Deferred costs	393,000	(1,361,000)
Deferred revenue	488,000	2,691,000
Accounts payable and accrued expenses	(917,000)	(1,359,000)
Net cash used in operating activities	(3,791,000)	(6,065,000)
Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(211,000)	(238,000)
Purchase of investments	(2,889,000)	(4,252,000)
Maturities of investments	1,618,000	7,087,000
Net cash (used in) provided by investing activities	(1,482,000)	2,597,000
Cash flows from financing activities:
Proceeds from issuance of shares to Avis	4,605,000	-
Proceeds from exercise of stock options	35,000	101,000
Purchase of treasury shares	(1,050,000)	(193,000)
Net cash provided by (used in) financing activities	3,590,000	(92,000)
Effect of foreign exchange rate changes on cash and cash equivalents	(5,000)	(195,000)
Net decrease in cash and cash equivalents	(1,688,000)	(3,755,000)
Cash and cash equivalents - beginning of period	14,491,000	8,386,000
Cash and cash equivalents - end of period	$12,803,000	$4,631,000
Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	$-	-
Noncash activities:
Unrealized gain on investments	$17,000	$111,000
Shares withheld pursuant to stock issuance	$47,000	$247,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“Didbox”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2012, the consolidated results of its operations for the three- and nine-month periods ended September 30, 2011 and 2012, the consolidated change in stockholders’ equity for the nine-month period ended September 30, 2012 and the consolidated cash flows for the nine-month periods ended September 30, 2011 and 2012. The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for the year then ended. Certain prior year amounts have been reclassified to conform to the 2012 presentation.

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

The Warrant has an exercise price of $10.00 per share of common stock.  The Warrant is exercisable (i) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (ii) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group and the Avis entity that is the counterparty under the Master Agreement described below, executes and delivers to the Company SOW#2 (which is described below), and on or before the fifth (5th) anniversary of the Effective Date. The fair value of the Warrant for 100,000 shares of approximately $137,000 was recorded as a sales incentive in the Condensed Consolidated Statement of Operations in the third quarter of 2011.  The Company has not recognized the impact of the remaining 500,000 shares underlying the Warrant in the Condensed Consolidated Statement of Operations, as it is considered contingently issued as of September 30, 2012. See Note 13 to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

Under the terms of SOW#1, which was executed and delivered by ABCR on the Effective Date concurrent with the execution and delivery of the Master Agreement, ABCR has agreed to pay not less than $14,000,000 to the Company for the System and Maintenance Services, which covers 25,000 units, which relates to a limited subset of ABCR’s total fleet during this initial phase of the Master Agreement. During the fourth quarter of 2011, the Company delivered the first 5,000 units under SOW#1 and recognized approximately $1.7 million in product revenue and a sales-type lease receivable. The Company delivered the remaining 20,000 units under SOW#1 during the third quarter of 2012 and recognized approximately $6.9 million in product revenue and a sales-type lease receivable under SOW#1.

In 2009, the Company entered into a contract for a pilot agreement with ABCR pursuant to which the Company’s rental fleet management system was implemented on 5,000 vehicles. Concurrent with the execution of SOW#1, the contract for the pilot program was terminated and the payment terms for the vehicle management systems implemented under the pilot program were incorporated into SOW#1. As discussed in Note 8 to the Unaudited Condensed Consolidated Financial Statements, during the third quarter of 2011 the Company recognized product revenue of approximately $2.0 million for these pilot units at the present value of the fixed product portion of the monthly fee and cost of product of approximately $1.1 million.

Under the terms of SOW#1, the Company is entitled to issue sixty (60) monthly invoices of up to $286,100 for the 30,000 units delivered. In the event that ABCR terminates SOW#1, then ABCR would be liable to the Company for the net present value of all future remaining charges under SOW#1 at a negotiated discount rate per annum, with the payment due on the effective date of termination.

ABCR also has an option to proceed with Statement of Work 2 (“SOW#2”), pursuant to which the Company would sell to ABCR additional units.  In the event ABCR purchases such additional units, then ABCR affiliates and franchisees will have the right to enter into agreements with the Company to purchase the System on substantially the same terms and conditions as are in the Master Agreement. The term of SOW#2 is sixty (60) months.

The Master Agreement provides for a period of exclusivity (the “Exclusivity Period”) commencing on the Effective Date and ending twelve (12) months after delivery of the 5000th new unit pursuant to SOW#1. Commencing on the effective date of SOW#2, the Exclusivity Period will continue (or resume, if the Exclusivity Period has elapsed by the effective date of SOW#2, provided that SOW#2 is executed within three (3) months of expiry, unless the Company has already entered into an agreement with another customer to sell the System) for a period of four (4) years. During the Exclusivity Period, the Company will not (i) sell the System to any ABCR Competitor (as defined in the Master Agreement) for the same purpose set forth in the Master Agreement, and/or (ii) market and/or engage in any sales discussions or negotiations regarding any sale of the System with any ABCR Competitor that is prohibited under clause (i) above.

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

NOTE 5 - INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three- and nine-month periods ended September 30, 2011, the Company reported unrealized (loss) gains of $(29,000) and $17,000, respectively, and for the three- and nine-month periods ended September 30, 2012, the Company reported unrealized gain of $56,000 and $111,000, respectively, on available for sale securities in total comprehensive income (loss). As of December 31, 2011 and September 30, 2012, all investments were classified as available for sale securities. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and mutual funds. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale, excluding investment in mutual funds of $665,000, classified by the contractual maturity date of the security as of September 30, 2012:

Fair Value

Due within one year	$5,450,000
Due one year through three years	6,952,000
Due after three years	892,000

$13,294,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2011 and September 30, 2012 are as follows:

		Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$2,603,000	$9,000	$-	$2,612,000
Mutual funds	646,000	19,000	-	665,000
Corporate bonds and commercial paper	1,989,000	2,000	(16,000)	1,975,000
Government agency bonds	861,000	2,000	-	863,000

Total investmens - short term	6,099,000	32,000	(16,000)	6,115,000

Marketable securities - long term
Available for sale
U.S. Treasury Notes	3,605,000	11,000	-	3,616,000
Government agency bonds	810,000	5,000	-	815,000
Corporate bonds and commercial paper	3,357,000	56,000	-	3,413,000

Total investments - long term	7,772,000	72,000	- -	7,844,000

Total investments	$13,871,000	$104,000	$(16,000)	$13,959,000

December 31, 2011	Cost	Unrealized Gain	Unrealized Loss	Fair Value

Investments - short term
Available for sale
Government agency bonds	$1,347,000	$2,000	$-	$1,349,000
Mutual funds	4,614,000	-	(69,000)	4,545,000
Corporate bonds and commercial paper	669,000	10,000	(2,000)	677,000
U.S. Treasury Notes	332,000	1,000	-	333,000

Total investments - short term	6,962,000	13,000	(71,000)	6,904,000

Investments - long term
Available for sale
U.S. Treasury Notes	5,365,000	29,000	-	5,394,000
Government agency bonds	850,000	5,000	-	855,000
Corporate bonds and commercial paper	3,529,000	25,000	(24,000)	3,530,000

Total investments - long term	9,744,000	59,000	(24,000)	9,779,000

Total investments	$16,706,000	$72,000	$(95,000)	$16,683,000

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

At September 30, 2012, all of the Company’s investments are classified as Level 1 for fair value measurements.

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

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. The Company amortized and recognized $723,000 and $1,713,000 of deferred equipment revenue during the three- and nine-month periods ended September 30, 2011, respectively, and $908,000 and $2,451,000 during the three- and nine-month periods ended September 30, 2012, respectively.

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

Deferred revenue consists of the following:

	December 31,	September 30,
	2011	2012

Deferred activation fees	$262,000	$431,000
Deferred industrial equipment installation revenue	121,000	109,000
Deferred maintenance revenue	654,000	1,193,000
Deferred remote transportation asset management product revenue	6,385,000	8,380,000

	7,422,000	10,113,000
Less: Current portion	3,090,000	4,846,000

Deferred revenue - less current portion	$4,332,000	$5,267,000

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2011 and September 30, 2012, unbilled receivables were $110,000 and $-0-, respectively, and are included in accounts receivable in the Condensed Consolidated Balance Sheets.

NOTE 7 - NOTES RECEIVABLE AND SALES-TYPE LEASE RECEIVABLE

Notes and sales-type lease receivable consist of the following:

	December 31,	September 30,
	2011	2012

Notes receivable	$215,000	$111,000
Sales-type lease receivable	5,103,000	13,267,000
Less: Allowance for credit losses	-	-
	5,318,000	13,378,000

Less: Current portion
Notes receivable	140,000	36,000
Sales-type lease receivable	1,077,000	703,000
	1,217,000	739,000

Notes and sales-type lease receivables - less current portion	$4,101,000	$12,639,000

Notes receivable relate to product financing arrangements that exceed one year and bear interest at approximately 8% - 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. There were no sales of notes receivable during the nine-month periods ended September 30, 2011 and 2012.

The present value of net investment in sales-type lease receivable is principally for five-year leases of the Company’s products, including $3,658,000 and $10,291,000 as of December 31, 2011 and September 30, 2012, respectively, from the Avis contract discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements, and is reflected net of unearned income of $583,000 and $1,346,000 at December 31, 2011 and September 30, 2012, respectively, discounted at 3% - 24%.

The allowance for doubtful accounts is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. We consider our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the three- and nine-month periods ended September 30, 2011 and 2012.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of September 30, 2012 are as follows:

Year ending December 31:

October - December 2012	$703,000
2013	2,894,000
2014	2,896,000
2015	2,714,000
2016	2,642,000
Thereafter	1,418,000

13,267,000
Less: Current portion	703,000

Sales-type lease receivable - less current portion	$12,564,000

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

Deferred costs consist of the following:

	December 31, 2011	September 30, 2012
Deferred industrial equipment costs	$9,000	$34,000
Deferred product costs	3,857,000	5,193,000

	3,866,000	5,227,000
Less: Current portion	1,950,000	3,047,000

	$1,916,000	$2,180,000

NOTE 9 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

Inventories consist of the following:

	December 31, 2011	September 30, 2012
Components	$5,075,000	$4,867,000
Finished goods	3,039,000	3,837,000

	$8,114,000	$8,704,000

NOTE 10 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2011	September 30, 2012
Equipment	$1,101,000	$1,138,000
Computer software	3,234,000	3,303,000
Computer hardware	1,777,000	1,889,000
Furniture and fixtures	361,000	370,000
Automobiles	47,000	47,000
Leasehold improvements	295,000	181,000

	6,815,000	6,928,000
Accumulated depreciation and amortization	(3,723,000)	(4,364,000)

	$3,092,000	$2,564,000

Depreciation and amortization expense for the three- and nine-month periods ended September 30, 2011 was $292,000 and $917,000, respectively, and for the three- and nine-month periods ended September 30, 2012 was $244,000 and $767,000, respectively. This includes amortization of costs associated with computer software and website development for the three- and nine-month periods ended September 30, 2011 of $155,000 and $466,000, respectively, and for the three- and nine-month periods ended September 30, 2012 of $142,000 and $434,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the VeriWise TM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $121,000 and $69,000 for such projects for the nine-month periods ended September 30, 2011 and 2012, respectively.

NOTE 11 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

September 30, 2012	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(372,000)	$1,117,000
Tradename	5	200,000	(110,000)	90,000
Non-competition agreement	3	234,000	(215,000)	19,000
Technology	5	50,000	(29,000)	21,000
Workforce	5	33,000	(19,000)	14,000
Customer relationships	5	4,499,000	(2,477,000)	2,022,000

		6,505,000	(3,222,000)	3,283,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		135,000	-	135,000

		239,000	-	239,000

Total		$6,744,000	$(3,222,000)	$3,522,000

December 31, 2011	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(271,000)	$1,218,000
Tradename	5	200,000	(80,000)	120,000
Non-competition agreement	3	234,000	(156,000)	78,000
Technology	5	50,000	(22,000)	28,000
Workforce	5	33,000	(14,000)	19,000
Customer relationships	5	4,499,000	(1,802,000)	2,697,000

		6,505,000	(2,345,000)	4,160,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		135,000	-	135,000

		239,000	-	239,000

Total		$6,744,000	$(2,345,000)	$4,399,000

Amortization expense for the three- and nine-month periods ended September 30, 2011 was $292,000 and $879,000, respectively, and for the three- and nine-month periods ended September 30, 2012 was $293,000 and $877,000, respectively. Future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

October - December 2012	$292,000
2013	1,091,000
2014	1,086,000
2015	135,000
2016	135,000

There have been no changes in the carrying amount of goodwill from January 1, 2012 to September 30, 2012.

NOTE 12 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three- and nine-month periods ended September 30, 2011 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Basic income (loss) per share
Net (loss) income	$(214,000)	$2,167,000	$(4,022,000)	$(1,546,000)

Weighted-average shares outstanding, basic	11,173,000	11,768,000	10,969,000	11,730,000

Basic net (loss) income per share	$(0.02)	$0.18	$(0.37)	$(0.13)

Diluted income (loss) per share
Net (loss) income	$(214,000)	$2,167,000	$(4,022,000)	$(1,546,000)

Weighted-average shares outstanding, basic	11,173,000	11,768,000	10,969,000	11,730,000

Dilutive effect of stock options and restricted stock	-	373,000	-	-

Weighted-average shares outstanding, diluted	11,173,000	12,141,000	10,969,000	11,730,000

Diluted net (loss) income per share	$(0.02)	$0.18	$(0.37)	$(0.13)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance shares awards. For the three- and nine-month periods ended September 30, 2011, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 3,652,000 would have been anti-dilutive. For the three- and nine-month periods ended September 30, 2012, 1,953,000 and 3,097,000, respectively, outstanding stock options, warrants and shares of restricted stock and performance shares were excluded from the computation of diluted earnings per share since the effect from the potential exercise of outstanding stock options and vesting of shares of restricted stock would have been anti-dilutive.

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

The Company recognizes all employee share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $190,000 and $610,000, respectively, for the three- and nine-month periods ended September 30, 2011 and $155,000 and $457,000, respectively, for the three and nine-month periods ended September 30, 2012, in connection with awards made under the stock option plans.

The following table summarizes the activity relating to the Company’s stock options for the nine-month period ended September 30, 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	2,462,000	$7.41
Granted	257,000	5.93
Exercised	(51,000)	3.90
Expired	-	-
Forfeited	(101,000)	7.94

Outstanding at end of period	2,567,000	$7.31	5 years	$2,509,000

Exercisable at end of period	1,613,000	$9.16	4 years	$936,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	September 30,
	2011	2012

Expected volatility	54% - 57%	44%
Expected life of options	3 - 5 years	3 years
Risk free interest rate	2%	1%
Dividend yield	0%	0%
Weighted-average fair value of options granted during the period	$1.91	$1.81

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the nine-month periods ended September 30, 2011 and 2012 was $634,000 and $566,000, respectively. The total intrinsic value of options exercised during the nine-month periods ended September 30, 2011 and 2012 was $34,000 and $70,000, respectively.

As of September 30, 2012, there was approximately $979,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.86 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the nine-month period ended September 30, 2012 is as follows:

	Non-vested Shares	Weighted- Average Grant Date Fair Value

Restricted stock, non-vested, beginning of year	361,000	$3.34
Granted	66,000	5.93
Vested	(131,000)	3.77
Forfeited	-	-

Restricted stock, non-vested, end of period	296,000	$3.73

The Company recorded stock-based compensation expense of $96,000 and $274,000, respectively, for the three- and nine-month periods ended September 30, 2011 and $124,000 and $383,000, respectively, for the three- and nine-month periods ended September 30, 2012, in connection with restricted stock grants. As of September 30, 2012, there was $570,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 1.61 years.

Performance Shares

The Company grants performance shares to key employees pursuant to the 2007 Equity Compensation Plan, as amended. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period from the date of issuance, with the ability to achieve prorated performance shares during interim annual measurement periods. The annual measurement period is based on a trading day average of the Company’s stock after the announcement of annual results. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the three- and nine-month periods ended September 30, 2011 and 2012 was insignificant.

The following table summarizes the activity relating to the Company’s performance shares for the nine-month period ended September 30, 2012:

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

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder.  The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of September 30, 2012, the Company has not yet been requested to file such a registration statement.

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

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Warrant Shares pursuant to any exercise of the Warrants. As of September 30, 2012, the Company has sufficient shares reserved.

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

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2011	September 30, 2012

Accounts payable	$7,160,000	$6,660,000
Accrued warranty	752,000	706,000
Accrued compensation	1,388,000	673,000
Other current liabilities	182,000	86,000

	$9,482,000	$8,125,000

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012.

The following table summarizes warranty activity for the nine-month periods ended September 30, 2011 and 2012:

	Nine Months Ended September 30,
	2011	2012

Accrued warranty reserve, beginning of period	$2,069,000	$752,000
Accrual for product warranties issued	356,000	313,000
Product replacements and other warranty expenditures	(438,000)	(107,000)
Expiration of warranties	(171,000)	(252,000)

Accrued warranty reserve, end of period	$1,816,000	$706,000

NOTE 15 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of September 30, 2012, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

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

NOTE 17 - CONCENTRATION OF CUSTOMERS

Two customers accounted for 21% and 16% of the Company’s revenue during the nine-month period ended September 30, 2012. One customer accounted for 14% of the Company’s accounts receivable as of September 30, 2012. One customer accounted for 77% of notes and sales-type lease receivables as of September 30, 2012.

Two customers accounted for 18% and 10% of the Company’s revenue during the nine-month period ended September 30, 2011.Two customers accounted for 15%, and 18% of the Company’s accounts receivable as of September 30, 2011. One customer accounted for 57% of notes and sales-type lease receivables as of September 30, 2011.

NOTE 18 - STOCK REPURCHASE PROGRAM

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. For the nine-month period ended September 30, 2012, the Company purchased a total of approximately 45,000 shares of its common stock in open market transactions under the stock repurchase program for an aggregate purchase price of $193,000. As of September 30, 2012, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

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

NOTE 19 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, I.D. Systems GmbH, are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for the GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Net revenue	$123,000	$170,000	$692,000	$932,000

Net loss	(154,000)	(160,000)	(306,000)	(227,000)

Total assets of the GmbH were $1,761,000 and $1,680,000 as of December 31, 2011 and September 30, 2012, respectively. The GmbH operates in a local currency environment using the Euro as its functional currency.

The financial statements of the Company’s wholly owned United Kingdom subsidiary, I.D. Systems (UK) Ltd (“Didbox”) are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for Didbox included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Net revenue	$113,000	$220,000	$529,000	$992,000

Net income (loss)	(73,000)	(120,000)	(69,000)	(7,000)

Total assets of Didbox were $810,000 and $1,281,000 as of December 31, 2011 and September 30, 2012, respectively. Didbox operates in a local currency environment using the British Pound as its functional currency.

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with the GmbH resulted in translation gain (loss) of $33,000 and $(37,000) for the nine-month periods ended September 30, 2011 and 2012, respectively, which is included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions (losses) gains for the three- and nine-month periods ended September 30, 2011 of $(22,000) and $6,000, respectively, and for the three and nine months ended September 30, 2012 of $(44,000) and $(28,000), respectively, are included as an offset to selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

NOTE 20 - RIGHTS AGREEMENT

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

In July 2009, the Company entered into a shareholder rights plan (the “Rights Plan”), under which the Board of Directors authorized and declared and paid a dividend of one Right for each share of the Company’s common stock outstanding as of July 13, 2009. Each Right entitles the registered holder of the Right to purchase from the Company 1/1,000th (subject to prospective anti-dilution adjustments) of a share of Preferred Stock of the Company at a purchase price of $19.47 (a “Right”). The Rights Plan had a three-year term which expired in July 2012. Until a Right is exercised or exchanged in accordance with the provisions of the rights agreement governing the Rights Plan, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote for the election of directors or upon any matter submitted to stockholders of the Company or to receive dividends or subscription rights. The Rights were registered with the SEC in July 2009. The Rights Plan expired in July 2012 and was not renewed.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

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

During the third quarter of 2012, we delivered the remaining 20,000 rental fleet management units to Avis Budget Group for deployment across the Northeast U.S. and Canada and recognized approximately $6.9 million in product revenue under SOW#1. This increases the total units deployed to approximately 30,000, which is expected to generate approximately $270,000 in recurring service revenue per quarter over the next five years.

In addition to focusing on these core applications, we adapt our systems to meet our customers’ broader asset management needs and seek opportunities to expand our solution offerings through strategic acquisitions. The acquisition of Didbox Ltd., a privately held, United Kingdom-based manufacturer and marketer of vehicle operator identification systems, provided us with a wider range of industrial vehicle management solutions and expanded our base of operations in Europe. The acquisition of Asset Intelligence LLC (“Asset Intelligence” or “AI”), which provides trailer, railcar, and container tracking solutions for manufacturers, retailers, shippers and freight transportation providers, complemented the Company’s existing businesses, as the focus of Asset Intelligence on trucking, rail, and intermodal applications significantly expanded the scope of assets addressed by the Company’s product solutions. The web and mobile communications technologies of Asset Intelligence also complemented I.D. Systems’ portfolio of wireless asset management patents and provided the Company with access to a broader base of customers.

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

AI’s VeriWiseTM product platform provides comprehensive real-time data for faster, more informed decision-making in multiple supply chain applications:

•	Asset Optimization–combining web-based asset visibility and advanced telemetry data to monitor the condition of fleet assets, streamline asset deployment, optimize utilization, and maximize return on investment.

•	Cold Chain Management–maintaining the condition and quality of temperature-sensitive cargo from point A to point B, and all the points in between.

•	Fleet Maintenance–utilizing sensor technologies, real-time data and a wealth of transportation maintenance knowledge to help control maintenance costs, improve preventative maintenance practices, increase asset up-time, extend asset life, and reduce overall cost of ownership.

•	Fuel Management–monitoring key factors in fuel consumption, such as tire pressure and engine idle time, to help optimize fuel performance and reduce transportation costs.

•	Security & Safety–protecting valuable assets and cargo throughout the supply chain.

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

Risks to Our Business

During the nine-month period ended September 30, 2012, we generated revenues of $34.0 million, and Avis Budget Group, Inc. and Wal-Mart Stores, Inc. accounted for 21% and 16% of our revenues, respectively. During the nine-month period ended September 30, 2011, we generated revenues of $27.5 million, and the Wal-Mart Stores, Inc. and Ford Motor Company accounted for 18% and 10% of our revenues, respectively.

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

Critical Accounting Policies

For the nine months ended September 30, 2012, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Revenue:
Products	61.3%	72.8%	53.5%	64.0%
Services	38.7	27.2	46.5	36.0

	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of products	34.0	34.8	30.5	34.3
Cost of services	13.6	9.7	16.5	12.4

Total gross profit	52.4	55.5	53.0	53.3

Operating expenses:
Selling, general and administrative expenses	50.2	35.3	60.1	49.2
Research and development expenses	7.3	7.1	9.5	9.7
	57.5	42.4	69.6	58.9

(Loss) income from operations	(5.1)	13.1	(16.6)	(5.6)
Interest income, net	0.5	0.7	0.6	1.0
Other income	2.7	0.1	1.3	0.1

Net (loss) income	(1.9)%	13.9%	(14.7)%	(4.5)%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2011	2012
Product revenue:
Industrial and rental fleet management	$5,823,000	$9,758,000
Transportation asset management	1,089,000	1,515,000
	6,912,000	11,273,000

Services revenue:
Industrial and rental fleet management	1,376,000	1,342,000
Transportation asset management	2,996,000	2,864,000
	4,372,000	4,206,000

	$11,284,000	$15,479,000

REVENUES. Revenues increased approximately $4.2 million, or 37.2%, to $15.5 million in the three months ended September 30, 2012 from $11.3 million in the same period in 2011. The increase in revenue is principally attributable to an increase in total industrial and rental fleet management revenue of approximately $3.9 million to $11.1 million in 2012 from $7.2 million in 2011 and an increase in total transportation asset management revenue of approximately $0.3 million to $4.4 million in 2012 from $4.1 million in 2011.

Revenues from products increased by approximately $4.4 million, or 63.1%, to $11.3 million in the three months ended September 30, 2012 from $6.9 million in the same period in 2011. Industrial and rental fleet management product revenue increased approximately $4.0 million to $9.8 million in 2012 from $5.8 million in 2011, principally from increased product sales to Avis Budget Group, Inc. of approximately $5.0 million from the delivery of the remaining 20,000 units under SOW#1, partially offset by a decrease in product sales to Ford Motor Company of approximately $0.8 million. Transportation asset management product revenue increased approximately $0.4 million to $1.5 million in 2012 from $1.1 million in 2011, principally from increased product sales to BASF Corp. of approximately $0.2 million.

Revenues from services decreased by approximately $0.2 million, or 3.8%, to $4.2 million in the three months ended September 30, 2012 from $4.4 million in the same period in 2011. Industrial and rental fleet management service revenue of $1.3 million in 2012 remained generally consistent with 2011 service revenue of $1.4 million in 2011. Transportation asset management service revenue of $2.9 million remained generally consistent with 2011 service revenue of $3.0 million in 2011.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2011	2012
Cost of products:
Industrial and rental fleet management	$2,983,000	$4,038,000
Transportation asset management	850,000	1,347,000
	3,833,000	5,385,000

Cost of services:
Industrial and rental fleet management	457,000	671,000
Transportation asset management	1,072,000	826,000
	1,529,000	1,497,000

	$5,362,000	$6,882,000

COST OF REVENUES. Cost of revenues increased by approximately $1.5 million, or 28.3%, to $6.9 million in the three months ended September 30, 2012 from $5.4 million for the same period in 2011. The increase is principally attributable to an increase in product revenue in 2012. Gross profit was $8.6 million in 2012 compared to $5.9 million in 2011. As a percentage of revenues, gross profit increased to 55.5% in 2012 from 52.5% in 2011.

Cost of products increased by $1.6 million, or 40.5%, to $5.4 million in the three months ended September 30, 2012 from $3.8 million in the same period in 2011. Gross profit for products was $5.9 million in 2012 compared to $3.1 million in 2011. The increase in gross profit was attributable to a $2.9 million increase in the industrial and rental fleet management gross profit to $5.7 million in 2012 from $2.8 million in 2011, and a $0.1 million decrease in the transportation asset management gross profit to $0.2 million in 2012 from $0.2 million in 2011. As a percentage of product revenues, gross profit increased to 52.2% in 2012 from 44.5% in 2011. Industrial and rental fleet management product revenue contributed a gross profit percentage of 58.6% in 2012 and 48.8% in 2011, principally from the higher gross margin realized on 2012 transactions from lower product costs. Transportation asset management product revenue contributed a gross profit percentage of 11.1% in 2012 and 21.9% in 2011.

Cost of services remained generally consistent at $1.5 million in the three months ended September 30, 2012 and 2011. Gross profit for services was $2.7 million in 2012 compared to $2.8 million in 2011. The decrease in gross profit was attributable to a $0.2 million decrease in the industrial and rental fleet management gross profit to $0.7 million in 2012 from $0.9 million in 2011 and an increase in the transportation asset management gross profit of $0.1 million to $2.0 million in 2012 from $1.9 million in 2011. As a percentage of service revenues, gross profit decreased to 64.4% in 2012 from 65.0% in 2011. The decrease in gross profit as a percentage of service revenue was due to an increase in the transportation asset management gross profit percentage to 71.2% in 2012 from 64.2% in 2011 and a decrease in the industrial and rental fleet management gross profit percentage to 50.0% in 2012 from 66.8% in 2011. The increase in the transportation asset management gross profit margin was principally due to a decrease in communication costs, driving the margin higher. The decrease in the industrial and rental fleet management gross profit margin was principally due to an increase in services costs during the quarter with service revenue remaining generally constant, driving the margin lower.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $0.2 million, or 3.6%, to $5.5 million in the three months ended September 30, 2012 compared to $5.7 million in the same period in 2011, due primarily to a decrease in consulting fees of approximately $0.2 million. As a percentage of revenues, selling, general and administrative expenses decreased to 35.3% in the three months ended September 30, 2012 from 50.2% in the same period in 2011, primarily due to the increase in revenue in 2012.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.3 million, or 32.8%, to $1.1 million in the three months ended September 30, 2012 from $0.9 million in the same period in 2011, due primarily to an increase in payroll-related and stock-based compensation expense of approximately $0.1 million, principally from staff hired to develop and enhance our products. As a percentage of revenues, research and development expenses decreased to 7.1% in the three months ended September 30, 2012 from 7.3% in the same period in 2011, primarily due to the increase in revenue in 2012.

INTEREST INCOME. Interest income increased by $56,000, or 93.3%, to $116,000 in the three months ended September 30, 2012 from $60,000 in the same period in 2011. This increase was attributable primarily to increased interest income from notes and lease receivables.

OTHER INCOME/EXPENSE. Other income of $19,000 in the three months ended September 30, 2012 decreased $281,000 from other income of $300,000 in the same period in 2011. Other income for the three months ended September 30, 2012 consists principally of investment income. The decrease from 2011 is principally due to a legal settlement of $275,000 with a competitor included in other income in 2011.

NET INCOME (LOSS). Net income was $2.2 million, or $0.18 per basic and diluted share, for the three months ended September 30, 2012, as compared to net loss of $0.2 million, or $(0.02) per basic and diluted share, for the same period in 2011. The increase in net income was due primarily to the reasons described above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth our revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2011	2012
Product revenue:
Industrial and rental fleet management	$12,028,000	$17,237,000
Transportation asset management	2,647,000	4,508,000
	14,675,000	21,745,000

Services revenue:
Industrial and rental fleet management	3,423,000	3,577,000
Transportation asset management	9,353,000	8,650,000
	12,776,000	12,227,000

	$27,451,000	$33,972,000

REVENUES. Revenues increased by $6.5 million, or 23.8%, to $34.0 million in the nine months ended September 30, 2012 from $27.5 million in the same period in 2011. The increase in revenue is principally attributable to an increase in total industrial and rental fleet management revenue of approximately $5.3 million to $20.8 million in 2012 from $15.5 million in 2011 and an increase in total transportation asset management revenue of approximately $1.2 million to $13.2 million in 2012 from $12.0 million in 2011.

Revenues from products increased by $7.1 million, or 48.2%, to $21.7 million in the nine months ended September 30, 2012 from $14.7 million in the same period in 2011. Industrial and rental fleet management product revenue increased approximately $5.2 million to $17.2 million in 2012 from $12.0 million in 2011. Transportation asset management product revenue increased approximately $1.9 million to $4.5 million in 2012 from $2.6 million in 2011. The increase in industrial and rental fleet management product revenue resulted principally from increased product sales to Avis Budget Group, Inc. of approximately $5.0 from the delivery of the remaining 20,000 units under SOW#1, Toyota Engineering & Manufacturing North America, Inc. of approximately $1.0 million and Deere & Company of approximately $0.6 million, partially offset by a decrease in product sales to Ford Motor Company of approximately $1.0 million and The Raymond Corporation of approximately $1.0 million. The increase in transportation asset management product revenue resulted principally from increased product sales to Pine Leasing, Inc. of approximately $0.3 million and BASF Corp. of approximately $0.3 million.

Revenues from services decreased by $0.6 million, or 4.3%, to $12.2 million in the nine months ended September 30, 2012 from $12.8 million in the same period in 2011. Industrial and rental fleet management service revenue increased approximately $0.2 million to $3.6 million in 2012 from $3.4 million in 2011. Transportation asset management service revenue decreased $0.7 million to $8.7 million in 2012 from $9.4 million in 2011, principally from a reduction of services to GE Trailer Fleet Services.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2011	2012
Cost of products:
Industrial and rental fleet management	$6,367,000	$7,841,000
Transportation asset management	1,992,000	3,817,000
	8,359,000	11,658,000

Cost of services:
Industrial and rental fleet management	1,307,000	1,621,000
Transportation asset management	3,224,000	2,600,000
	4,531,000	4,221,000

	$12,890,000	$15,879,000

COST OF REVENUES. Cost of revenues increased by $3.0 million, or 23.2%, to $15.9 million in the nine months ended September 30, 2012 from $12.9 million for the same period in 2011. The increase is principally attributable to an increase in product revenue in 2012. Gross profit was $18.1 million in 2012 compared to $14.6 million in 2011. As a percentage of revenues, gross profit of 53.3% in 2012 remained consistent with the 2011 gross profit of 53.0%.

Cost of products increased by $3.3 million, or 39.5%, to $11.7 million in the nine months ended September 30, 2012 from $8.4 million in the same period in 2011. Gross profit for products was $10.1 million in 2012 compared to $6.3 million in 2011. The increase in gross profit was attributable to a $3.7 million increase in the industrial and rental fleet management gross profit to $9.4 million in 2012 from $5.7 million in 2011 and a $0.1 million increase in the transportation asset management gross profit to $0.7 million in 2012 from $0.6 million in 2011. As a percentage of product revenues, gross profit increased to 46.4% in 2012 from 43.0% in 2011. Transportation asset management product revenue contributed a lower gross profit percentage of 15.3% in 2012 from 24.7% in 2011, principally due to increased installation expenses for a customer partially offset by an increase in the industrial and rental fleet management gross profit percentage to 54.5% in 2012 from 47.1% in 2011, principally from the higher gross margin realized on 2012 transactions from lower product costs.

Cost of services decreased by $0.3 million, or 6.8%, to $4.2 million, in the nine months ended September 30, 2012 from $4.5 million in the same period in 2011. Gross profit for services was $8.0 million in 2012 compared to $8.2 million in 2011. The decrease in gross profit was attributable to a $0.2 million decrease in the industrial and rental fleet management gross profit to $2.0 million in 2012 from $2.2 million in 2011. The transportation asset management gross profit remained consistent at $6.1 million for 2012 and 2011. As a percentage of service revenues, gross profit increased to 65.5% in 2012 from 64.5% in 2011. The increase in gross profit as a percent of service revenue was due to an increase in the transportation asset management gross profit percentage to 69.9% in 2012 from 65.5% in 2011, partially offset by a decrease in the industrial and rental fleet management gross profit percentage to 54.7% in 2012 from 61.8% in 2011. The increase in the transportation asset management gross profit margin was principally due to a decrease in communication costs, driving the margin higher. The decrease in the industrial and rental fleet management gross profit margin was principally due to an increase in services costs with service revenue remaining constant, driving the margin lower.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.2 million, or 1.4%, to $16.7 million in the nine months ended September 30, 2012 compared to $16.5 million in the same period in 2011, due primarily to an increase in payroll-related and stock-based compensation expense of approximately $0.2 million, principally from additional sales staff hired in order to maximize revenue opportunities. As a percentage of revenues, selling, general and administrative expenses decreased to 49.2% in the nine months ended September 30, 2012 from 60.1% in the same period in 2011, primarily due to the increase in revenue in 2012.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.7 million, or 26.7%, to $3.3 million in the nine months ended September 30, 2012 from $2.6 million in the same period in 2011, due primarily to an increase in payroll-related and stock-based compensation expense of approximately $0.5 million, principally from staff hired to develop and enhance our products. As a percentage of revenues, research and development expenses increased to 9.7% in the nine months ended September 30, 2012 from 9.5% in the same period in 2011, primarily due to the increase noted above.

INTEREST INCOME. Interest income increased by $175,000, or 109.4%, to $335,000 in the nine months ended September 30, 2012 from $160,000 in the same period in 2011. This increase was attributable primarily to increased interest income from notes and lease receivables.

OTHER INCOME/EXPENSE. Other income of $50,000 in the nine months ended September 30, 2012 decreased $300,000 from other income of $350,000 in the same period in 2011. Other income for the nine months ended September 30, 2012 consists principally of investment income. The decrease from 2011 is principally due to a legal settlement of $275,000 with a competitor included in other income in 2011.

NET LOSS. Net loss was $1.5 million, or $(0.13) per basic and diluted share, for the nine months ended September 30, 2012 as compared to net loss of $4.0 million, or $(0.37) per basic and diluted share, for the same period in 2011. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, except for our line of credit borrowing of $12.9 million in the first quarter of 2009, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options and warrants. In addition, pursuant to the terms of a Purchase Agreement entered into with Avis Budget Group, Inc. (“Avis Budget Group”) on August 22, 2011, for aggregate proceeds of $4,604,500 (or $4.60 per share, which price was based on the average closing price of the Company’s common stock for the twenty trading days prior to the execution date of the Purchase Agreement), the Company issued and sold to Avis Budget Group  (i) 1,000,000 shares of the Company’s common stock, and (ii) a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of our common stock (the “Warrant Shares”). The Warrant is immediately exercisable with respect to 100,000 Warrant Shares and will become exercisable for the remaining 500,000 Warrant Shares upon execution of SOW#2 associated with the Master Agreement entered into by the Company and Avis Budget Car Rental, LLC, a subsidiary of Avis Budget Group. As of September 30, 2012, we had cash, cash equivalents and marketable securities of $18.9 million and working capital of $19.5 million, compared to cash, cash equivalents and marketable securities of $25.4 million and working capital of $24.8 million as of December 31, 2011.

Operating Activities

Net cash used in operating activities was $6.1 million for the nine-month period ended September 30, 2012, compared to net cash used in operating activities of $3.8 million for the same period in 2011. The net cash used in operating activities for the nine-month period ended September 30, 2012 reflects a net loss of $1.5 million and includes non-cash charges of $0.9 million for stock-based compensation and $1.6 million for depreciation and amortization expense. Changes in working capital items included:

•	an increase in notes and lease receivables of $8.0 million, principally from the Avis transaction in the third quarter of 2012;

•	an increase in deferred costs of $1.4 million;

•	an increase in deferred revenue of $2.7 million; and

•	a decrease in accounts payable and accrued expenses of $1.4 million, primarily due to the timing of payments to our vendors and accrued compensation.

Investing Activities

Net cash provided by investing activities was $2.6 million for nine-month period ended September 30, 2012, compared to net cash used in investing activities of $1.5 million for the same period in 2011. Net cash provided by investing activities in 2012 consisted principally of the net redemption of investments of $2.8 million. The change from the same period in 2011 was primarily due to net purchases of investments of $1.3 million in 2011.

Financing Activities

Net cash used in financing activities was $0.1 million for the nine-month period ended September 30, 2012, compared to net cash provided by financing activities of $3.6 million for the same period in 2011. The change from the same period in 2011 was principally due to $4.6 million from the issuance and sale to Avis Budget Group of (i) 1,000,000 shares of the Company’s common stock, and (ii) a warrant to purchase up to an aggregate of 600,000 shares of common stock, offset by $1.1 million of share purchases under our share repurchase program in 2011.

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

Contractual Obligations

As of September 30, 2012, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Impact of Recently Issued Accounting Pronouncements

The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 22 (entitled “RECENT ACCOUNTING PRONOUNCEMENTS”) of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of September 30, 2012, we had cash, cash equivalents and marketable securities of $18.9 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of September 30, 2012, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

Item 4. Controls and Procedures

a. Disclosure controls and procedures.

During the quarter ended September 30, 2012, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of September 30, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of September 30, 2012 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in internal controls over financial reporting.

We reviewed our internal control over financial reporting at September 30, 2012. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.  Other Information

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of November 14, 2012, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part 1, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended September 30, 2012, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program for the quarter ended September 30, 2012. All repurchases related to the share repurchase program were made in the open market.

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

July 1, 2012 - July 31, 2012	-	$-	-	$1,669,000

August 1, 2012 - August 31, 2012	2,000	4.33	2,000	$1,660,000

September 1, 2012 - September 30, 2012	-	-	-	$1,660,000

Total	2,000	$4.33	2,000	$1,660,000

In addition, on May 3, 2007, the Company previously had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The 2007 Repurchase Program was terminated by the Board of Directors in March 2012.The Company did not purchase any shares of its common stock under the 2007 Repurchase Program during the quarterly period ended March 31, 2012. As of March 31, 2012, the Company had purchased approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management.

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

I.D. SYSTEMS, INC.

Dated: November 14, 2012	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2012	By:	/s/ Ned Mavrommatis
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