Form 10-K
period 2012-12-31
ID SYSTEMS INC
filed 2013-03-29
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates, computed by reference to the closing price of the Common Stock as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $46.1 million.

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2013, was 12,091,444 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement For the Registrant’s 2013 Annual Meeting of Stockholders	Part III

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to:

•	future economic and business conditions;
•	the loss of any of our key customers or reduction in the purchase of our products by any such customers;
•	the failure of the markets for our products to continue to develop;
•	our inability to adequately protect our intellectual property;
•	the possibility that we may not be able to integrate successfully the business, operations and employees of acquired businesses;
•	the effects of competition from a wide variety of local, regional, national and other providers of wireless solutions;
•	changes in laws and regulations or changes in generally accepted accounting policies, rules and practices;
•	changes in technology or products, which may be more difficult or costly, or less effective, than anticipated; and
•	those risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of this report.

There may be other factors of which we are currently unaware or which we currently deem immaterial that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date they are made and are expressly qualified in their entirety by the cautionary statements included in this report. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances occurring after the date they were made or to reflect the occurrence of unanticipated events, or otherwise.

Note Regarding Trademarks

I.D. Systems has, or has applied for, trademark protection for I.D. Systems, Inc.®, Vehicle Asset Communicator®, ChaMP®, Wireless Asset NetTM, AvRamp®, Opti-Kan®, WiFree®, Intelli-ListeningTM, SecureStream®, PowerFleet®, INTELLIPOINT®, PowerKeyTM, SafeNav®, and VeriWiseTM.

Item 1. Business

Overview

I.D. Systems, Inc. (together with its subsidiaries, “I.D. Systems,” the “Company,” “we,” “our” or “us”) develops, markets and sells wireless solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts, airport ground support equipment, rental vehicles, and transportation assets, such as dry van trailers, refrigerated trailers, railcars and containers. Our patented systems utilize radio frequency identification (RFID), Wi-Fi, satellite or cellular communications, and sensor technology and software to address the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, productivity and efficiency of their operations.

We have focused our business activities on three primary applications: (i) industrial fleet management, (ii) transportation asset management, and (iii) rental fleet management. Our solution for industrial fleet management allows our customers to reduce operating costs and capital expenditures and to comply with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solution for transportation asset management allows our customers to increase revenue per asset deployed, reduce fleet size, and improve the monitoring and control of sensitive cargo. Our solution for rental fleet management assists rental car companies in generating higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improving customer service by expediting the rental and return processes. In addition, our wireless solution for “car sharing” enables rental car companies to establish a network of vehicles positioned strategically around cities or on corporate campuses, control vehicles remotely, manage member reservations by smart phone or Internet, and charge members for vehicle use by the hour.

In addition, we have developed a cloud-based software tool called I.D. Systems Analytics (“Analytics”), which is designed to provide a single, integrated view of asset activity across multiple locations, generating enterprise-wide benchmarks, peer-industry comparisons, and deeper insights into asset operations. We look for Analytics to make a growing contribution to revenue, further differentiate and add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve.

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

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, transportation, aviation, aerospace and defense, homeland security and vehicle rental. Based on revenues for 2012, our top customers were Avis Budget Group, Inc. and Wal-Mart Stores, Inc.

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

Each of these system elements processes and stores information independently to create a unique, patented system of “distributed intelligence,” which mitigates the risk that a single point of failure could compromise system integrity or data and asset security. Our on-asset hardware stores and processes information locally so that it can autonomously and automatically control the asset and monitor asset activity regardless of the status or availability of other system components. Our on-asset hardware performs its functions even when outside the RF range of any other system component or if the facility computer network is unavailable. Our communication infrastructure independently processes data and executes programmable application logic, in addition to linking monitored mobile asset data automatically to our system’s database. The link to the system’s database may leverage secure cellular communication, thereby permitting remotely-hosted server software without access to local IT infrastructure. Our server software populates the database and is designed to mitigate the effects of any computer outages that could affect real-time availability of the database. Finally, our client software interfaces only with the database, not directly with our communication infrastructure or on-asset hardware, which restricts access to, and limits corruption of, system information and minimizes network bandwidth usage.

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

To help improve fleet safety and security, our PowerFleet®, PowerBox and didBOX systems provide vehicle operator access control to ensure that only trained and authorized personnel are able to use equipment, and impact sensing to assign responsibility for abusive driving.

PowerFleet® and PowerBox also provide: electronic operator identification; automatic wireless data communications; electronic vehicle inspection checklists for paperless compliance with governmental safety regulations; automatic reporting of emerging vehicle safety issues; automatic on-vehicle intervention, such as disabling equipment, in response to user-definable safety and security parameters; and remote vehicle deactivation capabilities, allowing a vehicle to be shut down manually or automatically under user-defined conditions.

In addition, our PowerFleet® system is compatible with a variety of electronic driver identification technologies and can communicate using the customer’s Wi-Fi network. PowerFleet® also provides indoor and outdoor vehicle/operator visibility through a combination of global positioning system (GPS) and RFID technologies, and geo-fencing to restrict vehicles from operating in prohibited areas or issue alerts upon unauthorized entry to such areas. PowerFleet® also supports additional optional sensing elements to provide additional vehicle utilization data.

To analyze and benchmark vehicle utilization and operator productivity, our PowerFleet® and PowerBox systems automatically record a wide range of activity and enable detailed performance comparisons to help management make informed decisions about vehicle and manpower allocations. This can lead to fleet and personnel reductions as well as increases in productivity. The PowerFleet® system also provides real-time and historical visibility of vehicle movements and other advanced asset management options.

To help reduce fleet maintenance costs, our PowerFleet and PowerBox systems are able to automate and enforce preventative maintenance scheduling by:

•	wirelessly uploading usage data from each vehicle;

•	automatically prioritizing maintenance events based on weighted, user-defined variables;

•	automatically sending reminders to individual vehicles or operators via the system’s text messaging module; and

•	enabling remote lock-out of vehicles overdue for maintenance.

The PowerFleet® system also enables maintenance personnel to locate and retrieve vehicles due for service via the system’s optional graphical viewer software, and can provide automatic data feeds to our customers’ existing enterprise maintenance software systems.

A specialized application of our solution in the industrial fleet management and security market is vehicle security, particularly at airports, seaports and other areas of critical infrastructure. The Aviation and Transportation Security Act of 2001 mandates security for aircraft servicing equipment, including aircraft tow tractors, baggage tugs, cargo loaders, catering vehicles and fuel trucks. The airport market-specific version of our system is called AvRamp®, referencing the aviation industry and the ramp area at airports in which aircraft servicing equipment operates. In addition, we have developed a standalone product called SafeNav® Powered by GarminTM, which is designed to enhance airport safety by alerting airport vehicle operators when they are too close to active runways and taxiways.

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

In addition, we provide a wireless solution for the relatively new concept of “car sharing”, whereby a rental car company (i) positions vehicles strategically around cities, universities and corporate campuses for shared use by its members, (ii) remotely controls the vehicles, (iii) manages member reservations by smart phone or Internet, and (iv) charges members for vehicle use by the hour. The entire process − from remotely controlling the car door locks to tracking car mileage and fuel consumption to billing for the transaction − is automatically conducted by an integration of wireless vehicle management technology and the rental company’s fleet management software.

On August 22, 2011 (the “Effective Date”), in connection with the Master Agreement described below, we entered into a Purchase Agreement with Avis Budget Group, Inc. (“Avis Budget Group”), pursuant to which Avis Budget Group purchased from us, for an aggregate purchase price of $4,604,500, (i) 1,000,000 shares (the “Shares”) of our common stock, and (ii) a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of our common stock (the “Warrant Shares”) at an exercise price of $10.00 per share. The Warrant is exercisable (x) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (y) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group and the Avis entity that is the counterparty under the Master Agreement, executes and delivers to us SOW#2 (described below), and on or before the fifth (5th) anniversary of the Effective Date. The fair value of the Warrant with respect to 100,000 of the Warrant Shares of approximately $137,000 was recorded as a sales incentive in the Condensed Consolidated Statement of Operations.

Also on the Effective Date, we entered into a Master Software License, Information Technology Services and Equipment Purchase Agreement (the “Master Agreement”) with ABCR for our system relating to RFID-enabled rental car management and virtual location rental (collectively, the “System”). The order was placed pursuant to a statement of work (“SOW”) issued under the Master Agreement and related agreements with ABCR. The Master Agreement, governs the terms and conditions of the sales and license, and orders for hardware and for other related services will be contained in SOWs issued pursuant to the Master Agreement.

Under the terms of SOW#1, which was executed on the Effective Date, ABCR agreed to pay us not less than $14,000,000 for the System and Maintenance Services, which covers 25,000 units (and relates to a limited subset of ABCR’s total fleet during this initial phase of the Master Agreement). ABCR also has an option to proceed with SOW#2, which has a term of 60 months, pursuant to which, if executed, we would sell additional units to ABCR. If ABCR elects to purchase such additional units, then ABCR affiliates and franchisees would have the right to purchase the System from us on substantially the same terms and conditions as those set forth in the Master Agreement. As of December 31, 2012, we had deployed a cumulative total of approximately 30,000 devices for Avis Budget Group in North America, which includes devices delivered under SOW#1 as well as 5,000 devices delivered prior to the execution of SOW#1.

ABCR hosts the System, and as part of the Master Agreement, we also will provide ABCR with services for ongoing maintenance and support of the System (the “Maintenance Services”) for a period of 60 months from installation of the equipment. ABCR has the option to renew the period for 12 months upon expiration, and then after such 12-month period, the period can continue on a month-to-month basis (during which ABCR can terminate at any time) for up to 48 additional months.

The Master Agreement provides for an exclusivity period from the Effective Date until twelve (12) months after delivery of the 5000th new unit under SOW#1. The exclusivity period is currently scheduled to elapse in July 2013. If SOW#2 is executed, then, beginning on such date, the Exclusivity Period will continue (or resume, if the exclusivity period has elapsed by the effective date of SOW#2, provided that SOW#2 is executed within three months of expiry, unless we already entered into an agreement with another customer to sell the System) for a period of four years. During the exclusivity period, we will not (i) sell the System to any ABCR Competitor (as defined in the Master Agreement) for the same purpose set forth in the Master Agreement, and/or (ii) market and/or engage in any sales discussions or negotiations regarding any sale of the System with any ABCR Competitor that is prohibited under clause (i) above.

The Master Agreement may be terminated by ABCR for cause (which is generally a material breach of our obligations under the Master Agreement), for convenience (subject to the termination fee detailed in the Master Agreement), upon a material adverse change affecting us (as defined in the Master Agreement), or for intellectual property infringement. We do not have the right to unilaterally terminate the Master Agreement. In the event that ABCR terminates SOW#1, then ABCR would be liable to us for the net present value of all future remaining charges under SOW#1 at a negotiated discount rate per annum, with such payment due on the effective date of termination.

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

Our remote asset management systems consist of five principal elements:

•	satellite or cellular communicators attached to assets;

•	GPS receivers that provide latitude/longitude location fixes that are transmitted based on logic resident in the communicator;

•	proprietary browser-based graphical user interface that provides visibility and two-way control of the system database (the data can also be transmitted to the customer via XML or web services data feed);

•	patented power management intelligence to ensure reliable system performance in a power-starved environment; and

•	several sensor types, including cargo, temperature, motion, and door, that provide additional status information for the remote asset.

To increase asset utilization, our VeriWiseTM system can reduce the number of assets needed and/or increase the revenue generated per asset by:

•	monitoring asset pool size based on user-defined requirements;

•	generating dormancy reports to flag under-utilized assets;

•	alerting the driver to the location of the closest empty asset, resulting in a more rapid pick-up; and

•	providing trailer detention alerts when an asset has exceeded the time allotted for unloading.

To better control remote assets, our VeriWiseTM system provides:

•	integration into refrigerated asset microcontrollers to provide temperature and set point data and alerts via our VeriWise Intelligent Portal (VIP) or by an e-mail notification directly to the customer when an alarm condition develops;

•	change in cargo status of an asset via our patented full-length cargo sensor;

•	on-device geo-fencing that alerts the customer when an asset is approaching or leaving its destination; and

•	on-board intelligence utilizing a motion sensor and proprietary logic that identifies the beginning of a drive and the end of a drive.

To help improve asset and cargo security, our VeriWiseTM system offers the following capabilities:

•	asset lockdown, which automatically sends an e-mail or text message to the customer when movement is detected outside of user-defined time periods;

•	door sensors, which detect an unauthorized open door either by time or location, resulting in a door breach alert;

•	emergency track functionality that can be enabled to track an asset at more frequent intervals if a theft condition is expected;

•	geo-fencing, which can alert our customer when an asset enters a prohibited geography or location; and

•	utilization of our Tractor ID product notification if the incorrect tractor connects to the asset.

Analytics

We introduced a new data analysis software tool in 2012 called I.D. Systems Analytics. This cloud-based software provides a single, integrated view of industrial asset activity across multiple locations, generating enterprise-wide benchmarks, peer-industry comparisons, and deeper insights into asset operations. Analytics can enable management to make more informed, effective decisions, raise asset performance standards, increase productivity, reduce costs, and enhance safety. Specifically, I.D. Systems Analytics (1) quantifies best-practice enterprise benchmarks for industrial asset utilization and safety; (2) reveals variations and inefficiencies in asset activity across both sites and geographic regions; (3) identifies opportunities to eliminate or reallocate assets, with full enterprise awareness, to reduce capital and operating costs; (4) helps balance asset mix and inform acquisition decisions (5) uncovers activity trends over time to forecast asset requirements; and (6) enables performance comparisons to broad, industry-specific benchmarks. We look for Analytics to make a growing contribution to revenue, further differentiate and add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve.

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

Wireless Asset Managers. Many of our system deployments require at least one fixed-position communication device, referred to as a Wireless Asset Manager, to link the mobile assets being monitored with the customer’s computer network or to a remotely hosted server. Our Wireless Asset Managers conduct two-way RF communications with the assets being monitored and can communicate on a local area network, on a wide area network, or via cellular communications. The use of Wireless Asset Managers enables flexible system configuration options and scalability. A single Wireless Asset Manager is sufficient to operate an entire asset management system. For expanded, real-time data communication and location tracking, Wireless Asset Managers can be added incrementally as needed. They also allow system settings and on-asset functionality to be changed without physically interfacing with on-asset hardware, which can save significant time and money.

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

Our client software:

•	is able to show the location, status and inventory of vehicles − in real time and historically − in each area of a facility;

•	allows real-time, two-way text communications, including broadcast text paging to all operators simultaneously;

•	searches, sorts and analyzes assets by usage/motion time, idle time, location, status, group, maintenance condition and other parameters;

•	displays and prints predefined and ad hoc reports; and

•	allows remote access by management, customers and vendors through any Internet browser application.

Our vehicle management systems are available as either Company or customer hosted solutions to meet a wide range of customer needs and information technology requirements. Our Company hosted solutions utilize I.D. Systems’ commercial data center.

Remote Asset Management Products

On-Asset Hardware. We offer several hardware configurations to address different remote asset types (e.g., dry van trailers, refrigerated trailers, domestic containers, and railcars), as well as customer-specific requirements. Our on-asset hardware options contain:

•	an integrated computer programmed with a product-specific application, a cellular or satellite transceiver, and a GPS receiver;

•	temperature, door, cargo, or tractor ID sensors mounted on the asset;

•	solar panels and circuitry to maintain the charge of the on-asset device’s battery pack;

•	either sealed lead acid or lithium battery packs to power the hardware when un-tethered from a power source; and

•	a wire harness to connect to an existing power source (e.g., on the tractor).

Client Website. The VeriWise Intelligence Portal (VIP) is a hosted website that provides Internet access to client asset information. Upon installation of the on-asset hardware, the customer is provided access to the VIP site where they can configure the hardware, establish user passwords, IDs, and access privileges. Our client website:

•	displays a user-configurable dashboard highlighting the enterprise’s critical asset information;

•	has the ability to e-mail the dashboard to a distribution list at a time interval established by the client;

•	provides asset status and history, including location, landmark, and sensor information;

•	provides latitude/longitude location information for each asset based on reverse geocodes;

•	displays asset location on a geographic map;

•	generates user configurable reports that can be accessed via the website or e-mailed to a distribution list at a time interval established by the client;

•	allows the client to “ping” an asset to receive an updated location report; and

•	allows the client to set a unit(s) to “Emergency Track”, which increases the reporting frequency for a specified time period.

Direct Data Feed. In addition to the asset information provided on the VIP website, we also offer a direct feed of the data to the customer via XML or web services. The feed complies with established industry conventions, such as TTIS (trailer tracking interface standard), to allow for easy integration into the client’s legacy system or into third-party software packages.

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

We market our systems directly to commercial and government organizations and through indirect sales channels, such as original equipment manufacturers and industrial equipment dealers. In addition, we are actively pursuing strategic relationships with key companies in our target markets − including complementary hardware and software vendors and service providers − to further penetrate these markets by embedding our products in the assets our systems monitor and integrating our solutions with other systems.

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

During the year ended December 31, 2012, we generated revenues of $44.6 million with Avis Budget Group, Inc. and Wal-Mart Stores, Inc. accounting for 18% and 15%, respectively, of our revenues. During the year ended December 31, 2011, we generated revenues of $39.3 million, with Wal-Mart Stores, Inc., Avis Budget Group, Inc., and Ford Motor Company accounting for 17%, 11% and 10%, respectively, of our revenues. During the year ended December 31, 2010, we generated revenues of $25.9 million, including $15.2 million of revenue from AI (which we acquired on January 7, 2010), and Wal-Mart Stores, Inc. accounted for 26% of our revenues. During the year ended December 31, 2010, no other customer accounted for more than 10% of our revenues.

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

In each of our markets, we encounter different competitors due to the dynamics of each segment. In the industrial fleet management market, the wireless control, tracking and management of enterprise assets is relatively new. Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer subsets of our system capabilities or alternate approaches to the needs our products address. Those companies include both emerging companies with limited operating histories, such as ShockWatch, a division of TotalTrax Inc., and SpeedShield, a unit of Automotion Control Systems Pty. Ltd., and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Crown Equipment Corp., Symbol Technologies (which was acquired by Motorola, Inc.), and Intermec, Inc.

In the rental fleet management market, our solutions for traditional airport-based rental fleet management compete primarily against existing handheld devices, which are used widely by vehicle rental companies. Currently, the principal handheld device providers we compete against include Motorola and Intermec. Our solutions for remote, decentralized rental fleet management compete primarily with companies such as Hertz, Enterprise, U-Haul, and City Car Share. In the markets for both types of rental fleet solutions, our competitive position is differentiated by our patented rental vehicle management technology and anchored by our contractual relationship with Avis Budget Group, which hasdeployed our solutions in the United States.

In the remote transportation asset management market, we compete against several established competitors, including Qualcomm Incorporated, SkyBitz, Inc. (which was acquired by Telular Corporation), and Par Technology Corporation and StarTrak Systems, LLC (which were acquired by Orbcomm Inc.). We attempt to differentiate our solutions in this segment by offering a choice of communication mode (satellite or cellular), patented battery management technology, sensor options (door, cargo, tractor ID), and installation configurations (dry van trailers, refrigerated trailers, domestic containers, flatbed trailers, covered hopper and tanker railcars, and chassis).

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

We spent $4.4 million, $3.5 million, and $4.3 million for research and development during the years ended December 31, 2010, 2011, and 2012, respectively.

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

In 2012, we focused our research and development investments in several key areas:

•	the further transition of our wireless industrial vehicle management system to a more “plug-and-play” solution, with easier installation and support requirements, to stimulate more widespread use of our technology on a broader range of equipment;

•	the development of business intelligence and data analytics tools for enterprise customers;

•	the further adaptation of our wireless asset management technology to address the requirements of the rental car management market;

•	the expansion of our product line for the over-the-road asset management market; and

•	the continued development of specific features and data interfaces for our solutions to meet the individual requirements of large customers.

Intellectual Property

Patents

We attempt to protect our technology and products through a variety of intellectual property protections, including the pursuit of patent protection in the United States and certain foreign jurisdictions. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of their foreign counterparts. Where strategically appropriate, we will attempt to pursue suspected violators of our patents and, whenever possible, monetize our intellectual property.

I.D. Systems has built a portfolio of patents and patent applications relating to various aspects of its technology and products. As of March 15, 2013, I.D. Systems has 16 U.S. patents, 9 pending U.S. patent applications, and 1 pending foreign patent application. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2014 and 2026. I.D. Systems also has foreign patents and pending applications relating to its wireless asset management system, and pending applications relating to its mobile RFID portal. No single patent or patent family is considered material to the I.D. Systems business.

I.D. Systems’ AI subsidiary also utilizes patents to protect aspects of its intellectual property assets. The AI patent portfolio focuses on methods, systems, and devices for managing mobile assets and reducing power consumption in mobile assets. The AI patent portfolio currently includes 3 pending applications and 44 granted patents in the U.S. and in foreign jurisdictions. With timely payments of all maintenance fees, the granted patents have expiration dates falling between 2014 and 2029. No single patent or family of patents is considered material to the AI business.

Trademarks

We have, or have applied for, trademark protection for I.D. Systems, Inc.®, Vehicle Asset Communicator®, ChaMP®, Wireless Asset NetTM, AvRamp®, Opti-Kan®, WiFree®, Intelli-ListeningTM, SecureStream®, PowerFleet®, INTELLIPOINT®, PowerKeyTM, SafeNav®, and VeriWise TM.

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

Our software products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. In general, our efforts to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and contractual safeguards may not be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to, or competitive with, those developed by us. Our failure or inability to protect our proprietary rights could materially and adversely affect our business, financial condition and results of operations.

Manufacturing

We outsource our hardware manufacturing operations to leading contract manufacturers, such as Flextronics International Ltd. This strategy enables us to focus on our core competencies − designing hardware and software systems and delivering solutions to customers − and avoid investing in capital-intensive electronics manufacturing infrastructure. Outsourcing also provides us with the ability to ramp up deliveries to meet increases in demand without increasing fixed expenses.

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

Employees

As of February 28, 2013, we had 103 full-time employees, including 10 employees based in Germany and the United Kingdom. Of our 103 employees, 26 were engaged in customer service, 16 in product development (which includes engineering), 6 in new product management, 9 in operations, 26 in sales and marketing, 6 in information technology and 14 in executive, administration and finance. We believe that our relationships with our employees are good.

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

Item 1A. Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. Additional risks not presently known to the Company or that the Company currently deems immaterial may also adversely affect our business, financial condition or results of operations.

We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.

We incurred net losses of approximately $12.6 million, $4.0 million and $2.6 million for the years ended December 31, 2010, 2011 and 2012, respectively, and have incurred additional net losses since inception. At December 31, 2012, we had an accumulated deficit of approximately $56.1 million. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline.

Our ability to utilize net operating loss carry-forwards may be limited.

The Company has U.S. net operating loss carry-forwards (“NOLs”) that expire through 2032. Section 382 of the Internal Revenue Code imposes an annual limitation on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. Federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

We are highly dependent upon sales of our wireless asset management system to a few customers. The loss of any of these customers, or any material reduction in the amount of our products they purchase, could materially and adversely affect our financial condition and results of operations.

During the year ended December 31, 2012, we generated revenues of $44.6 million, with Avis Budget Group, Inc. and Wal-Mart Stores, Inc. accounting for 18% and 15%, respectively, of our revenues. During the year ended December 31, 2011, we generated revenues of $39.3 million, with Wal-Mart Stores, Inc., Avis Budget Group, Inc., and Ford Motor Company accounting for 17%, 11% and 10%, respectively, of our revenues. During the year ended December 31, 2010, we generated revenues of $25.9 million and Wal-Mart Stores, Inc. accounted for 26% of our revenues. Some of these and other customers operate in markets that have suffered business downturns in the past few years or may so suffer in the future. The loss of these customers or any material reduction in the amount of our products that these customers purchase, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

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

We currently do not have any long-term or exclusive purchase commitments with any of our suppliers. In addition, our suppliers may enter into exclusive arrangements with our competitors, be acquired by our competitors, or stop selling their products or components to us on commercially reasonable terms or at all. We may not be able to develop alternative sources for the components and raw materials. Even if alternate suppliers are available to us, identifying them is often difficult and time consuming. If we are unable to obtain an ample supply of product or raw materials from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders, which could reduce our revenues, subject us to claims for damages and adversely affect our relationships with our customers.

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

Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer subsets of our system capabilities or alternate approaches to the needs our products address. Those companies include both emerging companies with limited operating histories, such as ShockWatch, a division of TotalTrax, Inc., and SpeedShield, a unit of Automotion Control Systems Pty. Ltd., and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Crown Equipment Corp., Symbol Technologies, Inc., which was acquired by Motorola, Inc., and Intermec, Inc.

In the rental fleet management market, our solutions for traditional airport-based rental fleet management compete primarily against existing handheld devices, which are used widely by vehicle rental companies. Currently, the principal handheld device providers we compete against include Motorola and Intermec. Our solutions for remote, decentralized rental fleet management compete primarily with companies such as Hertz, Enterprise, UHaul, and City Car Share. In the markets for both types of rental fleet solutions, our competitive position is differentiated by our patented rental vehicle management technology and anchored by our contractual relationship with Avis Budget Group, which has deployed our solutions in the United States.

In the remote transportation asset management market, we compete against several established competitors, including Qualcomm Incorporated, SkyBitz, Inc., which was acquired by Telular Corporation, and Par Technology Corporation and StarTrack Systems, LLC, which were acquired by Orbcomm Inc. We attempt to differentiate our solutions in this segment by offering a choice of communication mode (satellite or cellular), patented battery management technology, sensor options (door, cargo, tractor ID), and installation configurations (dry van trailers, refrigerated trailers, domestic containers, flatbed trailers, covered hopper and tanker railcars, and chassis).

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

Because our products are complex, they may have undetected errors or failures when they are introduced, which could seriously harm our business, and our product liability insurance may not adequately protect us.

Technical products like ours often contain undetected errors or failures when first introduced. Despite our efforts to eliminate these flaws, there still may be errors or failures in our products, even after the commencement of commercial shipments. Because our products are used in business-critical applications, we could be subject to product liability claims if our systems fail to perform as intended. Even unsuccessful claims against us could result in costly litigation and the diversion of management’s time and resources and could damage our reputation and impair the marketability of our systems. Although we maintain insurance, there are no assurances that:

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

To date, we have not generated significant revenues outside of North America. As part of our growth strategy, we are seeking ways to expand our operations outside of North America by establishing offices in the United Kingdom and Europe and developing relationships with global distributors to market and sell our systems internationally. For example, as of February 28, 2013, we had five employees in Germany and five in the United Kingdom who market and sell our systems in Europe. There are a number of risks inherent in doing business in international markets, including:

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

Since our inception, we have not made any acquisitions other than the acquisition of PowerKey (the industrial vehicle monitoring products division of International Electronics, Inc.) during 2008, the Didbox Ltd. acquisition during 2009, and the acquisition of the Asset Intelligence business during 2010, and we cannot provide any assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we have acquired or that we might acquire in the future. Any failure to do so could have a material adverse effect on our financial condition and results of operations. Acquisitions also involve the risk of potential unknown liabilities associated with the acquired business. As a result of these risks, we may not be able to achieve the expected benefits of any acquisition, including the Asset Intelligence acquisition. The successful integration of Asset Intelligence will require, among other things, integration of Asset Intelligence’s operations, products, policies and personnel with our business. We may not achieve successful integration in a timely manner, or at all, and we may not realize the anticipated benefits and synergies of the acquisition to the extent, or in the timeframe, anticipated.

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

As of March 15, 2013, our executive officers and directors beneficially owned, in the aggregate, 12% of our outstanding common stock, not including 1,925,000 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We have 12,091,444 shares of common stock outstanding as of March 15, 2013, of which 10,600,582 shares are freely transferable without restriction, and 1,490,862 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of December 31, 2012, options to purchase 2,568,000 shares of our common stock were issued and outstanding, of which 1,649,000 were vested. The remaining options will vest ratably over a five-year period measured from the date of grant. The weighted-average exercise price of the vested stock options is $9.06. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

Interest rate fluctuations may adversely affect our income and results of operations.

As of December 31, 2012, we had cash, cash equivalents and investments of $15.8 million. In a declining interest rate environment, reinvestment typically occurs at less favorable market rates, negatively impacting future investment income. Accordingly, interest rate fluctuations may adversely affect our income and results of operations.

We provide financing to an increasing number of our customers for the purchase of our products, which may increase our credit risks in the event of a deterioration in a customer’s financial condition or in global credit conditions.

We sell our products to a wide range of customers in the commercial and governmental sectors. We provide financing to customers for an increasing portion of such sales. Although these customers are extended credit terms which are approved by us internally, our business could be materially and adversely affected in the event of a deterioration of the financial condition of one or more of our customers that results in such customers’ inability to repay us. This risk may increase during a general economic downturn affecting a large number of our customers or a widespread deterioration in global credit conditions, and in the event our customers do not adequately manage their businesses or properly disclose their financial condition.

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

Provisions of Delaware law or our charter documents could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for our stockholders to change the Company’s management.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and I.D. Systems administrative offices are located in Woodcliff Lake, New Jersey. In May 2010, we entered into a lease for this facility, consisting of approximately 21,400 square feet, which expires on February 28, 2021. The rent is approximately $37,000 per month.

Our Asset Intelligence administrative offices are located in Plano, Texas. In July 2011, we entered into a sublease for this facility, consisting of approximately 11,482 square feet, which expires September 30, 2015. The rent is approximately $18,000 per month.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is traded on the NASDAQ Global Market under the symbol “IDSY.” The following table sets forth the high and low sales price for our common stock on the NASDAQ Global Market for each fiscal quarter during the years ended December 31, 2012 and 2011.

Quarter Ended	High	Low

2012
March 31, 2012	$6.48	$4.57
June 30, 2012	6.59	3.81
September 30, 2012	5.76	4.10
December 31, 2012	6.50	4.52

2011
March 31, 2011	$5.60	$3.21
June 30, 2011	4.87	3.73
September 30, 2011	5.94	3.75
December 31, 2011	6.34	4.20

Performance Graph.

The following graph shows a five-year comparison of cumulative total shareholder return for (i) the Company, (ii) the NASDAQ Market Index, and (iii) the Morningstar Communication Equipment Index (the “Morningstar Index”).

The graph assumes that $100 was invested in each of the Company’s common stock, the NASDAQ Market Index and the Morningstar Index on December 31, 2007, and that any dividends were reinvested. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	Fiscal Year Ended
COMPANY/INDEX/MARKET	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012

I.D. Systems, Inc.	100.00	32.50	25.76	26.81	37.96	46.71
NASDAQ Market Index	100.00	60.02	87.24	103.08	102.26	120.41
Morningstar Industry Index (1)	100.00	53.81	71.64	72.47	59.78	64.51

(1)	Morningstar, Inc. reconstituted the Morningstar Communication Equipment Index in the second half of 2010. As a result of such reconstitution, historical returns have been recalculated to reflect the updated composition of that industry index.

Prepared by Zacks Investment Research, Inc.

Index Data: Copyright NASDAQ OMX, Inc. Copyright Morningstar, Inc.

Holders.

As of March 15, 2013, there were 32 holders of record of our common stock.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended December 31, 2012. As the table indicates, the Company did not make any share repurchases during the quarterly period ended December 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2012 - October 31, 2012	2,000	(1)	5.86	-	$1,660,000
November 1, 2012 - November 30, 2012	-		-	-	1,660,000
December 1, 2012 - December 31, 2012	-				1,660,000

Total	2,000		5.86	-	$1,660,000

(1) Includes 2,000 shares of common stock withheld for taxes due upon vesting of restricted stock awards during October 2012.

In addition, on May 3, 2007, the Company previously had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The 2007 Repurchase Program was terminated by the Board of Directors in March 2012.The Company did not purchase any shares of its common stock under the 2007 Repurchase Program during the years ended December 31, 2011 and 2012. As of December 31, 2012, the Company had purchased approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2012:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected under column (a)) (c)

Equity compensation plans approved by security holders (1)	2,568,000	$7.33	1,074,000
Equity compensation plans not approved by security holders	-	-	-

Total	2,568,000	$7.33	1,074,000

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

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the five years ended December 31, 2012 derived from our audited financial statements. You should read the information in the table below together with the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the 2010, 2011 and 2012 fiscal years, and our financial statements and related notes and the other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2009	2010	2011	2012
Statement of Operations Data:
Revenues	$27,046,000	$10,316,000	$25,861,000	$39,292,000	$44,635,000
Cost of revenues	13,466,000	5,554,000	11,440,000	18,723,000	21,705,000

Gross profit	13,580,000	4,762,000	14,421,000	20,569,000	22,930,000
Operating expenses:
Selling, general and administrative expenses	16,760,000	16,543,000	23,326,000	21,995,000	22,409,000
Research and development expenses	2,883,000	2,604,000	4,429,000	3,534,000	4,341,000

Loss from operations	(6,063,000)	(14,385,000)	(13,334,000)	(4,960,000)	(3,820,000)
Interest income	2,226,000	933,000	675,000	243,000	507,000
Interest expense	-	(130,000)	(56,000)	-	-
Other income (loss), net	(338,000)	390,000	104,000	287,000	59,000

Net loss before income taxes	(4,175,000)	(13,192,000)	(12,611,000)	(4.430,000)	(3,254,000)
Income tax benefit - sale of NJ net operating losses				390,000	662,000

Net loss	$(4,175,000)	$(13,192,000)	$(12,611,000)	$(4,040,000)	$(2,592,000)

Net loss per share - basic and diluted	$(0.38)	$(1.20)	$(1.12)	$(0.36)	$(0.22)

Weighted average common shares outstanding - basic and diluted	10,887,000	10,991,000	11,239,000	11,162,000	11,744,000

Balance Sheet Data (at end of period):

Cash and cash equivalents	$12,558,000	$19,481,000	$14,491,000	$8,686,000	$1,914,000

Investments	43,461,000	40,661,000	13,929,000	16,683,000	13,858,000

Total assets	69,948,000	70,575,000	60,885,000	62,831,000	60,566,000

Total stockholders’ equity	67,085,000	55,881,000	44,745,000	45,600,000	44,027,000

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

Prior to the Asset Intelligence (AI) acquisition, the Company operated in a single reportable segment, which consisted of the historical operations of IDS. Subsequent to the AI acquisition, the Company determined that it had two reportable segments organized by product line: IDS and AI. During the first quarter of 2011, the Company reorganized the manner in which it manages its business by merging the two segments while maintaining the IDS industrial and rental fleet management and the AI transportation asset management product lines. All previously reported financial information has been revised to conform to the current presentation.

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

We have incurred net losses of approximately $12.6 million, $4.0 million and $2.6 million for the years ended December 31, 2010, 2011 and 2012, respectively, and have incurred additional net losses since inception. At December 31, 2012, we had an accumulated deficit of approximately $56.1 million.

During the year ended December 31, 2012, we generated revenues of $44.6 million, with Avis Budget Group, Inc. and Wal-Mart Stores, Inc. accounting for 18% and 15%, respectively, of our revenues. During the year ended December 31, 2011, we generated revenues of $39.3 million, with Wal-Mart Stores, Inc., Avis Budget Group, Inc., and Ford Motor Company accounting for 17%, 11% and 10%, respectively, of our revenues. During the year ended December 31, 2010, we generated revenues of $25.9 million and Wal-Mart Stores, Inc. accounted for 26% of our revenues.

We are highly dependent upon sales of our system to a few customers, such as the sales in connection with the Avis Budget Group transaction described under the heading “Our Solutions—Campus-Based Asset Management Solutions—Rental Fleet Management ” in Item 1 of this report. The loss of any of these key customers, or any material reduction in the amount of our products they purchase during a particular period, could materially and adversely affect our revenues for such period. Conversely, a material increase in the amount of our products purchased by a key customer (or customers) during a particular period could result in a significant increase in our revenues for such period, and such increased revenues may not recur in subsequent periods. Some of these key customers, as well as other customers of the Company, operate in markets that have suffered business downturns in the past few years or may so suffer in the future, particularly in light of the current global economic downturn, and any material adverse change in the financial condition of such customers could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

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

The allowance for uncollectable minimum lease payments represents our best estimate of the amount of credit losses in the existing notes and sales-type lease receivable. The allowance is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. We consider our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2010, 2011 and 2012. We do not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes/leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. We resume accrual of interest when it is probable that we will collect the remaining principal and interest of an impaired note/lease. Notes and leases become past due based on how recently payments have been received.

Stock-Based Compensation

We account for stock-based employee compensation for all share-based payments, including grants of stock options, as an operating expense, based on their fair values on the grant date. The Company recorded stock-based compensation expense of $1,558,000, $1,188,000 and $1,154,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

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

	Year Ended December 31,
	2010	2011	2012
Revenues:
Products	36.7%	57.1%	64.2%
Services	63.3	42.9	35.8

	100.0	100.0	100.0

Cost of revenues:
Cost of products	19.6	32.7	35.9
Cost of services	24.6	14.9	12.7

Total gross profit	55.8	52.4	51.4

Selling, general and administrative expenses	90.2	56.0	50.2
Research and development expenses	17.1	9.0	9.7

Loss from operations	(51.5)	(12.6)	(8.5)
Interest income	2.6	0.6	1.1
Interest expense	(0.2)	-	-
Other income (loss), net	0.4	0.7	0.1

Loss before income taxes	(48.7)	(11.3)	(7.3)
Income tax benefit - sale of NJ net operating losses	-	1.0	1.5

Net loss	(48.7)%	(10.3)%	(5.8)%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended December 31,
	2011	2012
Product revenue:
Industrial and rental fleet management	$17,486,000	$22,636,000
Transportation asset management	4,964,000	6,004,000
	22,450,000	28,640,000

Services revenue:
Industrial and rental fleet management	4,645,000	4,434,000
Transportation asset management	12,197,000	11,561,000
	16,842,000	15,995,000

	$39,292,000	$44,635,000

REVENUES. Revenues increased by approximately $5.3 million, or 13.6%, to $44.6 million in 2012 from $39.3 million in 2011. The increase in revenue is principally attributable to an increase in total industrial and rental fleet management revenue of approximately $4.9 million to $27.1 million in 2012 from $22.1 million in 2011 and an increase in total transportation asset management revenue of approximately $.4 million to $17.6 million in 2012 from $17.2 million in 2011.

Revenues from products increased by approximately $6.2 million, or 27.6%, to $28.6 million in 2012 from $22.5 million in 2011. Industrial and rental fleet management product revenue increased approximately $5.2 million to $22.6 million in 2012 from $17.5 million in 2011. Transportation asset management product revenue increased approximately $1.0 million to $6.0 million in 2012 from $5.0 million in 2011. The increase in industrial and rental fleet management product revenue resulted principally from increased product sales to Avis Budget Group, Inc. of approximately $3.5 from the delivery of the remaining 20,000 units under SOW#1, Toyota Engineering & Manufacturing North America, Inc. of approximately $1.0 million, Nestle USA of approximately $0.5 million, Bridgestone Americas, Inc. of approximately $0.5 million and Walgreens Co. of approximately $0.5 million, partially offset by a decrease in product sales to Ford Motor Company of approximately $1.4 million and The Raymond Corporation of approximately $0.9 million. The increase in transportation asset management product revenue resulted principally from increased product sales to Pine Leasing, Inc. of approximately $0.3 million and BASF Corp. of approximately $0.3 million.

Revenues from services decreased by approximately $0.8 million, or 5%, to $16.0 million in 2012 from $16.8 million in 2011. Industrial and rental fleet management service revenue decreased approximately $0.2 million to $4.4 million in 2012 from $4.6 million in 2011. Transportation asset management service revenue decreased approximately $0.6 million to $11.6 million in 2012 from $12.2 million in 2011, principally from a reduction of services to GE Trailer Fleet Services.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Year Ended December 31,
	2011	2012
Cost of products:
Industrial and rental fleet management	$10,092,000	$10,871,000
Transportation asset management	2,771,000	5,167,000
	12,863,000	16,038,000

Cost of services:
Industrial and rental fleet management	1,635,000	2,140,000
Transportation asset management	4,225,000	3,527,000
	5,860,000	5,667,000

	$18,723,000	$21,705,000

COST OF REVENUES. Cost of revenues increased by approximately $3.0 million, or 15.9%, to $21.7 million in 2012 from $18.7 million in 2011. The increase is principally attributable to an increase in product revenue in 2012. Gross profit was approximately $22.9 million in 2012 compared to $20.6 million in 2011. As a percentage of revenues, gross profit was 51.4% in 2012 compared to 52.3% in 2011.

Cost of products increased by approximately $3.2 million, or 24.7%, to $16.0 million in 2012 from $12.9 million in 2011. Gross profit for products was approximately $12.6 million in 2012 compared to $9.6 million in 2011. The increase in gross profit was attributable to a $4.4 million increase in the industrial and rental fleet management gross profit to $11.8 million in 2012 from $7.4 million in 2011 and a $1.4 million decrease in the transportation asset management gross profit to $0.8 million in 2012 from $2.2 million in 2011. As a percentage of product revenues, gross profit increased to approximately 44.0% in 2012 from 42.7% in 2011. Transportation asset management product revenue contributed a lower gross profit percentage of 13.9% in 2012 from 44.2% in 2011, principally due to increased installation expenses for a customer and increased warranty costs, as 2011 includes approximately $1.0 million decrease in warranty reserve principally from the termination of a customer’s extended warranty concession of approximately $0.5 million. This decrease was partially offset by an increase in the industrial and rental fleet management gross profit percentage to 52.0% in 2012 from 42.3% in 2011, principally from the higher gross margin realized on 2012 transactions from lower product costs.

Cost of services decreased by approximately $0.2 million, or 3.3%, to $5.7 million in 2012 from $5.9 million in 2011. Gross profit for services was approximately $10.3 million in 2012 compared to $11.0 million in 2011. The decrease in gross profit was attributable to a $0.7 million decrease in the industrial and rental fleet management gross profit to $2.3 million in 2012 from $3.0 million in 2011. The transportation asset management gross profit remained consistent at $8.0 million for 2012 and 2011. As a percentage of service revenues, gross profit decreased to 64.6% in 2012 from 65.2% in 2011. The decrease in gross profit as a percent of service revenue was due to an increase in the transportation asset management gross profit percentage to 69.5% in 2012 from 65.4% in 2011, partially offset by a decrease in the industrial and rental fleet management gross profit percentage to 51.7% in 2012 from 64.8% in 2011. The increase in the transportation asset management gross profit margin was principally due to a decrease in communication costs, driving the margin higher. The decrease in the industrial and rental fleet management gross profit margin was principally due to an increase in services costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.4 million, or 1.9%, to $22.4 million in 2012 compared to $22.0 million in 2011, due primarily to an increase in payroll-related and stock-based compensation expense of approximately $1.4 million, principally from additional sales staff hired in order to maximize revenue opportunities partially offset by a decrease in consulting fees of approximately $0.5 million and a decrease in professional fees of approximately $0.8 million. As a percentage of revenues, selling, general and administrative expenses decreased to 50.2% in 2012 from 56.0% in the same period in 2011, primarily due to the increase in revenue in 2012.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.8 million, or 22.8%, to $4.3 million in 2012 from $3.5 million in 2011, due primarily to an increase in payroll-related and stock-based compensation expense of approximately $0.3 million, principally from staff hired to develop and enhance our products and an increase in new product development expenses of approximately $0.3 million. As a percentage of revenues, research and development expenses increased to 9.7% in 2012 from 9.0% in 2011, primarily due to the increase noted above.

INTEREST INCOME. Interest income increased by $264,000, or 108.6%, to $507,000 in 2012 from $243,000 in 2011. This increase was attributable primarily to increased interest income from notes and lease receivables.

OTHER INCOME/EXPENSE. Other income of $59,000 in 2012 decreased $228,000, or 79.4% from other income of $287,000 in 2011. Other income for the year ended December 31, 2012 consists principally of investment income. The decrease from 2011 is principally due to a legal settlement of $275,000 with a competitor included in other income in 2011.

INCOME TAX BENEFIT. Income tax benefit of $662,000 in 2012 increased $272,000 from $390,000 in 2011 due to the reversal of the valuation allowance in 2012 in the amount of the New Jersey operating loss carryforwards deferred tax asset approved for sale in 2012.

NET LOSS. Net loss was $2.6 million, or $(0.22) per basic and diluted share, for the year ended December 31, 2012 as compared to net loss of $4.0 million, or $(0.36) per basic and diluted share, for the same period in 2011. The decrease in the net loss was due primarily to the reasons described above.

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

Revenues from products increased by $13.0 million, or 136.7%, to $22.5 million in 2011 from $9.5 million in the same period in 2010. Industrial and rental fleet management product revenue increased by $10.2 million to $17.5 million in 2011 from $7.3 million in 2010. Transportation asset management product revenue increased by $2.8 million to $5.0 million in 2011 from $2.2 million in 2010. The increase in industrial and rental fleet management product revenue resulted principally from increased product sales to Avis Budget Group, Inc. of $3.9 million, principally from the new contract with ABCR (as detailed in Note 3 to the Consolidated Financial Statements), The Raymond Corporation of $1.4 million, Ford Motor Company of $2.1 million and the U.S. Postal Service of $1.0 million. The increase in transportation asset management revenue resulted principally from increased product sales to Hyundai Translead of $1.3 million and Great Dane Trailers of $0.5 million for product to be installed on the Wal-Mart Stores, Inc. fleet.

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

Cost of products increased by $7.8 million, or 153.4%, to $12.9 million in 2011 from $5.1 million in the same period in 2010. Gross profit for products was $9.6 million in 2011 compared to $4.4 million in 2010. The increase in gross profit was attributable to a $4.0 million (approximately $1.3 million from the Avis transaction) increase in the industrial and rental fleet management gross profit to $7.4 million in 2011 from $3.4 million in 2010, and a $1.1 million increase in the transportation asset management gross profit to $2.2 million in 2011 from $1.0 million in 2010 principally due to a $1.0 million decrease in the warranty reserve primarily from the termination of a customer’s extended warranty concession of approximately $0.5 million. As a percentage of product revenues, gross profit decreased to 42.7% in 2011 from 46.5% in 2010. The decrease in gross profit as a percent of product revenue was due to transportation asset management product revenue contributing a lower gross profit percentage of 44.2% in 2011 from 46.6% in 2010, principally due to increasing hardware sales, partially offset by the warranty reversal noted above, and a decrease in the industrial and rental fleet management gross profit percentage to 42.3% in 2011 from 46.4% in 2010, principally from the lower gross profit from the Avis transaction of 32.3% in 2011.

Cost of services decreased by $0.5 million, or 7.9%, to $5.9 million in 2011 from $6.4 million in the same period in 2010. Gross profit for services was $11.0 million in 2011 compared to $10.0 million in 2010. The increase in gross profit was attributable to a $0.9 million increase in the industrial and rental fleet management gross profit to $3.0 million in 2011 from $2.1 million in 2010 and a $0.1 million increase in the transportation asset management gross profit to $8.0 million in 2011 from $7.9 million in 2010. As a percentage of service revenues, gross profit increased to 65.2% in 2011 from 61.1% in 2010. The increase in gross profit as a percent of service revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 64.8% in 2011 from 61.0% in 2010 and an increase in the transportation asset management gross profit percentage to 65.4% in 2011 from 61.2% in 2010, primarily due to an increase in service revenue with fixed costs remaining relatively constant, driving the margin higher.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $1.3 million, or 5.7%, to $22.0 million in 2011 compared to $23.3 million in 2010 due primarily to a decrease in payroll-related and stock-based compensation expense of $1.1 million, resulting primarily from a reduction in the work force from the integration of AI and a decrease in consulting expenses of $0.5 million partially offset by increases of $0.4 million in professional fees. As a percentage of revenues, selling, general and administrative expenses decreased to 56.0% in 2011 from 90.2% in the same period in 2010, primarily due to the increase in revenue in 2011.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $0.9 million, or 20.2%, to $3.5 million in 2011 from $4.4 million in 2010, due primarily to a decrease in consulting services of $0.6 million. As a percentage of revenues, research and development expenses decreased to 9.0% in 2011 from 17.1% in 2010, primarily due to the increase in revenues in 2011.

INTEREST INCOME. Interest income decreased by $432,000, or 64.0%, to $243,000 in 2011 from $675,000 in 2010. This decrease was attributable primarily to a decrease in cash and investments and lower interest rates on new investments.

INTEREST EXPENSE. Interest expense decreased by $56,000 to $-0- in 2011 from $56,000 in 2010. This decrease was due to the Company’s repayment of our line of credit borrowing facility with UBS AG during July 2010.

OTHER INCOME. Other income of $287,000 in 2011 increased $183,000, or 176.0%, from other income of $104,000 in 2010. The increase in other income is principally attributable to a legal settlement of $275,000 with a competitor received by us in 2011.

INCOME TAX BENEFIT. Income tax benefit increased to $390,000 in 2011 from $-0- in 2010 due to the reversal of the valuation allowance in 2011 in the amount of the New Jersey operating loss carryforwards deferred tax asset approved for sale in 2011.

NET LOSS. Net loss was $4.0 million, or $(0.36) per basic and diluted share, for the year ended December 31, 2011, as compared to net loss of $12.6 million, or $(1.12) per basic and diluted share, for the same period in 2010. The increase in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, except for our line of credit borrowing of $12.9 million in the first quarter of 2009 (which was repaid in full in July 2010), our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. In addition, on August 22, 2011, we received approximately $4.6 million from Avis Budget Group from the sale of 1,000,000 shares of the Company’s common stock, and a warrant to purchase up to 600,000 shares of our common stock. The warrant is immediately exercisable with respect to 100,000 shares and will become exercisable for the remaining 500,000 shares upon execution of SOW#2 under the Master Agreement entered into by the Company and Avis Budget Car Rental, LLC, a subsidiary of Avis Budget Group. As of December 31, 2012, we had cash and marketable securities of $15.8 million and working capital of $19.9 million, compared to cash and marketable securities of $25.4 million and working capital of $24.8 million as of December 31, 2011. The decrease in cash and working capital was principally due to increases in accounts receivable and customer financing during 2012.

Operating Activities

Net cash used in operating activities was $9.1 million for the year ended December 31, 2012, compared to net cash used in operating activities of $6.6 million for the year ended December 31, 2011. The net cash used in operating activities for the year ended December 31, 2012 reflects a net loss of $2.6 million and includes non-cash charges of $1.2 million for stock-based compensation and $2.2 million for depreciation and amortization expense. Changes in working capital items included:

•	an increase in notes and lease receivables of $8.6 million, primarily from sales pursuant to the Avis transaction in the third quarter of 2012;

•	an increase in accounts receivable of $1.3 million;

•	an increase in deferred costs of $1.2 million;

•	an decrease in prepaid expenses and other assets of $1.1 million;

•	an increase in deferred revenue of $3.1 million; and

•	a decrease in accounts payable and accrued expenses of $3.8 million, principally due to the timing of payments to our vendors.

Net cash used in operating activities was $6.6 million for the year ended December 31, 2011, compared to net cash used in operating activities of $3.6 million for the year ended December 31, 2010. The net cash used in operating activities for the year ended December 31, 2011 reflects a net loss of $4.0 million and includes non-cash charges of $1.2 million for stock-based compensation and $2.4 million for depreciation and amortization expense. Changes in working capital items included:

•	an increase in notes and lease receivables of $4.1 million, primarily from the Avis equipment lease;

•	an increase in accounts receivable of $1.2 million;

•	an increase in deferred costs, prepaid expenses and other assets of $0.7 million;

•	an increase in deferred revenue of $0.6 million; and

•	an increase in inventory of $0.8 million.

Investing Activities

Net cash provided by investing activities was $2.6 million for the year ended December 31, 2012, compared to net cash used in investing activities of $3.2 million for the year ended December 31, 2011. Net cash used in investing activities in 2012 consisted principally of the net redemption of investments of $2.9 million.

Net cash used in investing activities was $3.2 million for the year ended December 31, 2011, compared to net cash provided by investing activities of $10.3 million for the year ended December 31, 2010. Net cash used in investing activities in 2011 consisted principally of the net purchase of investments of $2.8 million. The change from net cash provided by investing activities in 2010 was primarily due to net redemptions of investments of $26.8 million partially offset by $15 million used for the purchase of AI and $1.5 million in fixed asset additions in 2010.

Financing Activities

Net cash used in financing activities was $0.1 million for the year ended December 31, 2012, compared to net cash provided by financing activities of $3.6 million for the same period in 2011. The change from net cash provided by financing activities in 2011 was principally due to $4.6 million from the issuance and sale to Avis Budget Group of (i) 1,000,000 shares of the Company’s common stock, and (ii) a warrant to purchase up to an aggregate of 600,000 shares of common stock, offset by $1.1 million of share purchases under our share repurchase program in 2011.

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

Capital Requirements

We believe that with the cash and investments we have on hand of $15.8 million at December 31, 2012, and operating cash flows we expect to generate, we will have sufficient funds available to cover our capital requirements for at least the next 12 months.

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

Line of Credit

In October 2008, the Company received an offer (the “Offer”) from UBS AG for a put right (the “ARSR”) permitting the Company to sell to UBS at par value all auction-rate securities (“ARS”) held by the Company, all of which were purchased by the Company from UBS, at a future date (any time during a two-year period beginning June 30, 2010). Included as part of the Offer, the Company received a commitment to obtain a loan for 75% of the UBS-determined value of the ARS at any time until the put option was exercised at a variable interest rate (1.24% at December 31, 2009) equal to the lesser of: (i) the applicable reference rate plus a spread set forth in the applicable credit agreement and (ii) the then-applicable weighted average interest or dividend rate paid to the Company by the issuer of the ARS that is pledged to UBS as collateral. The Company accepted the Offer in November 2008. In March 2009, the Company borrowed $12,900,000 (which amount was equal to 75% of the UBS-determined value of the ARS) against this credit facility. Principal payments reduced the Company’s obligation to $11,638,000 at December 31, 2009. This line of credit facility was payable on demand. The line of credit facility was repaid in July 2010 from the redemption of the ARS. Upon the redemption of the ARS, the line of credit terminated.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2012:

	Payment due by Period
	Total	Less than one year	1 to 3 years	3 to 5 years	After 5 years

Operating leases	$4,467,000	$652,000	$1,762,000	$980,000	$1,073,000

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

Business Acquisitions

On January 7, 2010, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with General Electric Capital Corporation (“GECC”) and GE Asset Intelligence, LLC (“GEAI ”), pursuant to which we acquired GEAI’s telematics business (the “GEAI Business”) through the purchase of 100% of the membership interests of Asset Intelligence, LLC (“AI”), a newly formed, wholly owned subsidiary of GEAI into which substantially all of the assets, including intellectual property, and liabilities of the GEAI Business had been transferred immediately prior to the closing. Effective with the closing of the transaction, AI became our wholly owned subsidiary. In connection with the transaction, AI offered employment to all of the former employees of the GEAI Business. The AI business complements our existing businesses, as AI’s focus on trucking, rail, marine and intermodal applications significantly expands the scope of assets addressed by our product solutions. The acquisition has provided us with access to a broader base of customers.

AI combines web-based software technologies with satellite and cellular communications to deliver data-driven telematics solutions for supply chain asset management. These solutions help secure and optimize the performance of trailers, railcars, containers, and the freight they carry, enabling shippers and carriers to maximize security and efficiency throughout their supply chains.

AI’s VeriWise product platform provides comprehensive real-time data for faster, more informed decision-making in multiple supply chain applications:

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

Under the terms of the Purchase Agreement, we paid consideration of $15 million in cash at closing. In addition, we would have been required to pay additional cash consideration of up to $2 million on or about February 2011, contingent upon the number of new units of telematics equipment sold or subject to a binding order to be sold by AI during the year ending December 31, 2010. However, the applicable units targets were not achieved and therefore none of the additional contingent consideration was paid.

We incurred acquisition-related expenses of approximately $1,355,000, of which $1,241,000 are included in selling, general and administrative expenses in 2009 and $114,000 in 2010.

We accounted for the AI transaction under the acquisition method of accounting and recorded at the assets and liabilities of the acquired business at their estimated fair values at the date of acquisition. We originally recorded in the preliminary purchase price allocation $1,017,000 of contingent consideration based on the estimated number of new units of telematics equipment to be sold in 2010. The fair value of the contingent consideration was estimated using a probability— weighted calculation of the number of new units of telematics equipment expected to be sold in 2010. The contingent consideration was reversed during the second quarter of 2010 based on revised forecasts which indicated AI would not meet the required number of new unit sales during the measurement period in order for the contingent consideration to become payable. The following table summarizes the final allocation of the AI purchase price to the assets acquired and liabilities assumed at the date of acquisition:

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, transfers in and out of Levels 1 and 2, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. The adoption of this guidance did not have a material effect on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. This ASU addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this ASU, which are effective for the first interim or annual period beginning on or after December 15, 2011, do not change the items that must be reported in other comprehensive income. The revised financial statement presentation for comprehensive income has been incorporated into this Annual Report on Form 10-K.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test is optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on our financial results.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU provides additional guidance regarding reclassifications out of accumulated other comprehensive income (or AOCI). The new guidance requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The provisions of this ASU are effective prospectively for all interim and annual periods beginning after December 15, 2012, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the form of changes in corporate income tax rates, which risks are currently immaterial to us.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of December 31, 2012, we had cash, cash equivalents and investments of $15.8 million.

As of December 31, 2012, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our cash and cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

I.D. Systems, Inc.

We have audited the accompanying consolidated balance sheets of I.D. Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of I.D. Systems, Inc. and subsidiaries as of December 31, 2011 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2012. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

New York, New York

March 29, 2013

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,386,000	$1,614,000
Restricted cash	300,000	300,000
Investments - short term	6,904,000	4,794,000
Accounts receivable, net of allowance for doubtful accounts of $366,000 and $653,000 in 2011 and 2012, respectively	7,947,000	8,814,000
Notes and sales-type lease receivables - current, net of allowance for doubtful accounts of $-0- in 2011 and 2012	1,217,000	3,143,000
Inventory, net	8,114,000	7,512,000
Deferred costs - current	1,950,000	2,380,000
Prepaid expenses and other current assets	2,192,000	1,043,000
Deferred tax asset - current	390,000	662,000

Total current assets	37,400,000	30,262,000

Investments - long term	9,779,000	9,064,000
Notes and sales - type lease receivable - less current portion	4,101,000	10,814,000
Deferred costs - less current portion	1,916,000	2,651,000
Fixed assets, net	3,092,000	2,401,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	4,399,000	3,230,000
Other assets	307,000	307,000

	$62,831,000	$60,566,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$9,482,000	$5,638,000
Deferred revenue - current	3,090,000	4,689,000

Total current liabilities	12,572,000	10,327,000

Deferred rent	327,000	343,000
Deferred revenue - less current portion	4,332,000	5,869,000

	17,231,000	16,539,000
Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,546,000 and 12,678,000 shares issued at December 31, 2011 and 2012, respectively; shares outstanding, 12,055,000 and 12,088,000 at December 31, 2011 and 2012, respectively	121,000	122,000
Additional paid-in capital	101,766,000	103,135,000
Accumulated deficit	(53,510,000)	(56,102,000)
Accumulated other comprehensive (loss) income	(49,000)	53,000
	48,328,000	47,208,000

Treasury stock; 491,000 shares and 590,000 shares at cost at December 31, 2011 and 2012, respectively	(2,728,000)	(3,181,000)

Total stockholders’ equity	45,600,000	44,027,000
Total liabilities and stockholders’ equity	$62,831,000	$60,566,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2011	2012

Revenues:
Products	$9,483,000	$22,450,000	$28,640,000
Services	16,378,000	16,842,000	15,995,000

	25,861,000	39,292,000	44,635,000
Cost of Revenues:
Cost of products	5,077,000	12,863,000	16,038,000
Cost of services	6,363,000	5,860,000	5,667,000

	11,440,000	18,723,000	21,705,000

Gross Profit	14,421,000	20,569,000	22,930,000

Operating expenses:
Selling, general and administrative expenses	23,326,000	21,995,000	22,409,000
Research and development expenses	4,429,000	3,534,000	4,341,000

	27,755,000	25,529,000	26,750,000

Loss from operations	(13,334,000)	(4,960,000)	(3,820,000)
Interest income	675,000	243,000	507,000
Interest expense	(56,000)	-	-
Other income, net	104,000	287,000	59,000

Net loss before income taxes	(12,611,000)	(4,430,000)	(3,254,000)

Income tax benefit - sale of NJ net operating losses	-	390,000	662,000

Net loss	$(12,611,000)	$(4,040,000)	$(2,592,000)

Net loss per share - basic and diluted	$(1.12)	$(0.36)	$(0.22)

Weighted average common shares outstanding - basic and diluted	11,239,000	11,162,000	11,744,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2010	2011	2012

Net loss	$(12,611,000)	$(4,040,000)	$(2,592,000)

Other comprehensive income (loss), net:

Unrealized gain (loss) on investments	46,000	(8,000)	96,000

Foreign currency translation adjustment	(23,000)	(4,000)	6,000

Total other comprehensive income (loss)	23,000	(12,000)	102,000

Comprehensive loss	$(12,588,000)	$(4,052,000)	$(2,490,000)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Treasury Stock	Stockholders’ Equity

Balance at January 1, 2010	12,284,000	$120,000	$103,596,000	$(36,859,000)	$(60,000)	$(10,916,000)	$55,881,000
Net loss				(12,611,000)			(12,611,000)
Foreign currency translation adjustment					(23,000)		(23,000)
Comprehensive loss - unrealized loss on investments					46,000		46,000
Shares issued pursuant to exercise of stock options	1,000	1,000	2,000				3,000
Shares withheld pursuant to issuance of restricted and performance shares						(10,000)	(10,000)
Shares repurchased						(99,000)	(99,000)
Issuance of restricted and performance stock	206,000
Stock based compensation - restricted stock			273,000				273,000
Stock based compensation - options and performance shares			1,285,000				1,285,000

Balance at December 31, 2010	12,491,000	$121,000	$105,156,000	$(49,470,000)	$(37,000)	$(11,025,000)	$44,745,000

Net loss				(4,040,000)			(4,040,000)
Foreign currency translation adjustment					(4,000)		(4,000)
Comprehensive income- unrealized loss on investments					(8,000)		(8,000)
Shares repurchased						(1,050,000)	(1,050,000)
Shares purchased by Avis - issued from treasury stock			(4,789,000)			9,394,000	4,605,000
Warrants issued to Avis			137,000				137,000
Shares issued pursuant to exercise of stock options	32,000	-	74,000				74,000
Shares withheld pursuant to exercise of stock options						(47,000)	(47,000)
Shares withheld pursuant to issuance of restricted and performance shares
Shares repurchased
Issuance of restricted and performance stock	63,000	-	-	-	-	-	-
Forfeiture of restricted shares	(40,000)	-	-	-	-	-	-
Stock based compensation - restricted stock			370,000				370,000
Stock based compensation - options and performance shares			818,000				818,000

Balance at December 31, 2011	12,546,000	$121,000	$101,766,000	$(53,510,000)	$(49,000)	$(2,728,000)	$45,600,000

Net loss				(2,592,000)			(2,592,000)
Foreign currency translation adjustment					6,000		6,000
Comprehensive loss - unrealized gain on investments					96,000		96,000
Shares repurchased						(193,000)	(193,000)
Shares issued pursuant to exercise of stock options	56,000	1,000	215,000				216,000
Issuance of restricted and performance stock	76,000	-	-	-	-	-	-
Shares withheld pursuant to exercise of stock options and restricted stock						(260,000)	(260,000)
Stock based compensation - restricted stock			510,000				510,000
Stock based compensation - options and performance shares			644,000				644,000

Balance at December 31, 2012	12,678,000	$122,000	$103,135,000	$(56,102,000)	$53,000	$(3,181,000)	$44,027,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2011	2012

Cash flows from operating activities:
Net loss	$(12,611,000)	$(4,040,000)	$(2,592,000)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation	1,558,000	1,188,000	1,154,000
Depreciation and amortization	2,435,000	2,367,000	2,186,000
Bad debt reserve	65,000	275,000	432,000
Deferred rent expense	188,000	128,000	16,000
Deferred income taxes	-	(390,000)	(272,000)
Issuance of warrants to customer	-	137,000	-
Changes in:

Restricted cash	-	(300,000)	-
Accounts receivable	(611,000)	(1,240,000)	(1,299,000)
Notes and sales-type lease receivables	199,000	(4,126,000)	(8,639,000)
Inventory	2,428,000	(819,000)	602,000
Prepaid expenses and other assets	149,000	(963,000)	1,149,000
Deferred costs	(3,442,000)	271,000	(1,165,000)
Deferred revenue	4,454,000	622,000	3,136,000
Accounts payable and accrued expenses	1,593,000	293,000	(3,844,000)

Net cash used in operating activities	(3,595,000)	(6,597,000)	(9,136,000)

Cash flows from investing activities:
Purchases of fixed assets including website development costs	(1,459,000)	(434,000)	(326,000)
Business acquisitions	(15,000,000)	-	-
Purchases of investments	(15,330,000)	(7,196,000)	(5,478,000)
Maturities of investments	42,107,000	4,434,000	8,399,000

Net cash provided by (used in) investing activities	10,318,000	(3,196,000)	2,595,000

Cash flows from financing activities:
Proceeds from sale of stock to Avis	-	4,605,000	-
Proceeds from exercise of stock options	3,000	35,000	117,000
Principal payments on line of credit	(11,638,000)	-	-
Purchase of treasury shares	(99,000)	(1,050,000)	(193,000)

Net cash (used in) provided by financing activities	(11,734,000)	3,590,000	(76,000)

Effect of foreign exchange rate changes on cash and cash equivalents	21,000	98,000	(155,000)
Net decrease in cash and cash equivalents	(4,990,000)	(6,105,000)	(6,772,000)
Cash and cash equivalents - beginning of period	19,481,000	14,491,000	8,386,000

Cash and cash equivalents - end of period	$14,491,000	$8,386,000	$1,614,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$56,000	$-	$-

Non-cash investing and financing activities include:
Shares withheld pursuant to stock issuance	$10,000	$47,000	$260,000

Unrealized gain (loss) on investments	$46,000	$(8,000)	$96,000

Acquisition:
Fair value of assets acquired	$20,746,000	$-	$-
Liabilities assumed	(5,746,000)	-	-
Less: contingent consideration	-	-	-
Less: cash acquired	-	-	-

Net cash paid	$15,000,000	-	-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2012

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

On January 7, 2010, the Company acquired the telematics business of GE Asset Intelligence, LLC, a wholly owned subsidiary of General Electric Capital Corporation, through the purchase of 100% of the membership interests of Asset Intelligence, LLC (“AI”). Effective with the closing of the transaction, AI became a wholly owned subsidiary of the Company. See Note 10 to the Consolidated Financial Statements.

The Company operates in a single reportable segment, which consists of the I.D. Systems (“IDS”) industrial and rental fleet management and the Asset Intelligence (“AI”) transportation asset management product lines.

I.D. Systems, Inc. was incorporated in Delaware in 1993 and commenced operations in January 1994.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[A]	Principles of consolidation:

The Consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“Didbox”) (which, as noted above, are collectively referred to here in as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

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

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances generally exceed FDIC limits.

[D]	Restricted cash:

Restricted cash at December 31, 2012 consists of cash held in escrow for purchases from a vendor.

[E]	Investments:

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable balances. In establishing the required allowance, management considers our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are net of an allowance for doubtful accounts in the amount of $366,000 and $653,000 in 2011 and 2012, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

The allowance for uncollectable minimum lease payments represents the Company’s best estimate of the amount of credit losses in the Company’s existing notes and sales-type lease receivable.  The allowance is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due.  The Company considers our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2010, 2011 and 2012. The Company does not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes/leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest when it is probable that the Company will collect the remaining principal and interest of an impaired note/lease. Notes and leases become past due based on how recently payments have been received.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. For the years ended December 31, 2010, 2011 and 2012, the Company has not incurred an impairment charge.

[L]	Goodwill and other intangible assets:

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade name, patents, customer relationships and other intangible assets. The Company tests goodwill and other intangible assets annually, or when a triggering event occurs between annual impairment tests, to determine if impairment exists and if the use of indefinite lives is currently applicable. For purposes of the goodwill impairment test, the Company’s product lines are aggregated within one reporting unit. For the years ended December 31, 2010, 2011 and 2012, the Company has not incurred an impairment charge.

[M]	Product warranties:

The Company provides a one-year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[N]	Research and development:

Research and development costs are charged to expense as incurred. Research and development costs were $4,429,000, $3,534,000 and $4,341,000 in 2010, 2011 and 2012, respectively.

[O]	Patent costs:

Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[P]	Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. The Company did not make any contributions to the plan during the years ended December 31, 2010, 2011 and 2012.

[Q]	Rent expense:

Expense related to the Company’s facilities leases is recorded on a straight-line basis over the respective lease terms. The difference between rent expense incurred and the amounts required to be paid in accordance with the lease term is recorded as deferred rent and is amortized over the lease term.

[R]	Stock-based compensation:

The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on grant date. The Company recorded stock-based compensation expense of $1,558,000, $1,188,000 and $1,154,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended December 31, 2010, 2011 and 2012, there was no such interest or penalty.

The Company files federal income tax returns and separate income tax returns in various states. For federal and certain states, the 2009 through 2012 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For certain other states, the 2008 through 2012 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

[T]	Fair value of financial instruments:

Cash and cash equivalents and investments in securities are carried at fair value. The carrying value of notes and sales-type lease receivables approximates fair value due to the interest rate implicit in the instruments approximating current market rates. The carrying value of accounts receivable, accounts payable and other liabilities approximates their fair values due to the short period to maturity of these instruments.

[U]	Advertising and marketing expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2010, 2011 and 2012 amounted to $341,000, $202,000 and $317,000, respectively.

[V]	Commitments and contingencies:

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

[W]	Recently issued accounting pronouncements:

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. This ASU addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this ASU, which are effective for the first interim or annual period beginning on or after December 15, 2011, do not change the items that must be reported in other comprehensive income. The revised financial statement presentation for comprehensive income has been incorporated into this Annual Report on Form 10-K.

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

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU provides additional guidance regarding reclassifications out of accumulated other comprehensive income (or AOCI). The new guidance requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The provisions of this ASU are effective prospectively for all interim and annual periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial results.

NOTE 3 - SIGNIFICANT TRANSACTION - AVIS BUDGET GROUP, INC.

In connection with the Master Agreement (as defined below), the Company entered into a Purchase Agreement (the “Purchase Agreement”), dated as of August 22, 2011 (the “Effective Date”), with Avis Budget Group, Inc. (“Avis Budget Group”), pursuant to which Avis Budget Group purchased from the Company, for an aggregate purchase price of $4,604,500 (or $4.60 per share, which price was based on the average closing price of our common stock for the twenty trading days prior to the Effective Date), (i) 1,000,000 shares (the “Shares”) of the Company’s common stock, and (ii) a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of our common stock (the “Warrant Shares” and, collectively with the Shares and the Warrant, the “Securities”). The Company issued the Shares in 2011 from treasury stock reflecting the cost of such shares on a specific identification basis.

The Warrant has an exercise price of $10.00 per share of common stock.  The Warrant is exercisable (i) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (ii) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group and the Avis entity that is the counterparty under the Master Agreement described below, executes and delivers to the Company SOW#2 (which is described below), and on or before the fifth (5th) anniversary of the Effective Date. The fair value of the Warrant for 100,000 shares of approximately $137,000 was recorded as a sales incentive in the Consolidated Statement of Operations in the third quarter of 2011.  The Company has not recognized the impact of the remaining 500,000 shares underlying the Warrant in the Consolidated Statement of Operations as it is considered contingently issued at December 31, 2012. See Note 13(D) to the Consolidated Financial Statements for additional information.

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

ABCR hosts the System. As part of the Master Agreement, the Company also will provide ABCR with services for ongoing maintenance and support of the System (the “Maintenance Services”) for a period of 60 months from installation of the equipment.  ABCR has the option to renew the period for twelve (12) months upon its expiry, and then after such 12-month period, the period can continue on a month-to-month basis (during which ABCR can terminate the period) for up to 48 additional months. The Company recognized $74,000 and $435,000 of service revenue under these contracts for the years ended December 31, 2011 and 2012.

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

In 2009, the Company entered into a contract for a pilot agreement with ABCR pursuant to which the Company’s rental fleet management system was implemented on 5000 vehicles. Concurrent with the execution of SOW#1, the contract for the pilot program was terminated and the payment terms for the vehicle management systems implemented under the pilot program were incorporated into SOW#1.  As discussed in Note 7 to the Consolidated Financial Statements, during the third quarter of 2011 the Company recognized product revenue of approximately $2.0 million for these pilot units at the present value of the fixed product portion of the monthly fee and cost of product of approximately $1.1 million.

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

The Master Agreement provides for a period of exclusivity (the “Exclusivity Period”) commencing on the Effective Date and ending twelve (12) months after delivery of the 5000th new unit pursuant to SOW#1. The exclusivity period is currently scheduled to elapse in July 2013. Commencing on the effective date of SOW#2, the Exclusivity Period will continue (or resume, if the Exclusivity Period has elapsed by the effective date of SOW#2, provided that SOW#2 is executed within three (3) months of expiry, unless the Company has already entered into an agreement with another customer to sell the System) for a period of four (4) years. During the Exclusivity Period, the Company will not (i) sell the System to any ABCR Competitor (as defined in the Master Agreement) for the same purpose set forth in the Master Agreement, and/or (ii) market and/or engage in any sales discussions or negotiations regarding any sale of the System with any ABCR Competitor that is prohibited under clause (i) above.

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

NOTE 4 - INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of December 31, 2011 and 2012, all of the Company’s investments are classified as available of sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the years ended December 31, 2010, 2011 and 2012, the Company reported unrealized gain (loss) of $46,000, $(8,000) and $96,000, respectively, on available for sale securities in total comprehensive loss. During September 2010, the Company transferred approximately $10.3 million of debt securities classified as held to maturity to available for sale. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and mutual funds. All other securities are classified as long-term.

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

The following table summarizes the estimated fair value of investment securities designated as available for sale, excluding investment in mutual funds of $669,000, classified by the contractual maturity date of the security as of December 31, 2012:

Fair Value

Due within one year	$4,125,000
Due one year through three years	8,112,000
Due after three years	952,000

$13,189,000

The cost, gross unrealized gains (losses) and fair value of available for sale, held-to-maturity and trading by major security type at December 31, 2011 and 2012 were as follows:

December 31, 2012	Cost	Unrealized Gain	Unrealized Loss	Fair Value

Investments - short term
Available for sale
Government agency bonds	$855,000	$1,000	$-	$856,000
Mutual funds	649,000	20,000	-	669,000
Corporate bonds and commercial paper	1,608,000	1,000	(24,000)	1,585,000
U.S. Treasury Notes	1,679,000	5,000	-	1,684,000

Total available for sale - short term	4,791,000	27,000	(24,000)	4,794,000

Investments - long term
Available for sale
U.S. Treasury Notes	4,004,000	10,000	-	4,014,000
Government agency bonds	1,336,000	5,000	-	1,341,000
Corporate bonds and commercial paper	3,654,000	55,000	-	3,709,000

Total available for sale - long term	8,994,000	70,000	-	9,064,000

Total investments	$13,785,000	$97,000	$(24,000)	$13,858,000

December 31, 2011	Cost	Unrealized Gain	Unrealized Loss	Fair Value

Investments - short term
Available for sale
Government agency bonds	$1,347,000	$2,000	$-	$1,349,000
Mutual funds	4,614,000	-	(69,000)	4,545,000
Corporate bonds and commercial paper	669,000	10,000	(2,000)	677,000
U.S. Treasury Notes	332,000	1,000	-	333,000

Total available for sale - short term	6,962,000	13,000	(71,000)	6,904,000

Investments - long term
Available for sale
U.S. Treasury Notes	5,365,000	29,000	-	5,394,000
Government agency bonds	850,000	5,000	-	855,000
Corporate bonds and commercial paper	3,529,000	25,000	(24,000)	3,530,000

Total available for sale - long term	9,744,000	59,000	(24,000)	9,779,000

Total investments	$16,706,000	$72,000	$(95,000)	$16,683,000

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

At December 31, 2012, the Company’s investments described above are classified as Level 1 for fair value measurement.

NOTE 5 - REVENUE RECOGNITION

The Company’s revenue is derived from: (i) sales of our industrial and rental fleet wireless asset management systems and services, which includes training and technical support; (ii) sales of our transportation asset management systems and spare parts sold to customers (for which title transfers on the date of customer receipt) and from the related communication services under contracts that generally provide for service over periods ranging from one to five years; (iii) post-contract maintenance and support agreements; and (iv) periodically, from leasing arrangements. Amounts invoiced to customers which are not recognized as revenue are classified as deferred revenue, and classified as short-term or long-term based upon the terms of future services to be delivered.

Deferred revenue consists of the following:

	December 31,
	2011	2012

Deferred activation fees	$262,000	$469,000
Deferred industrial equipment installation revenue	121,000	291,000
Deferred maintenance revenue	654,000	1,478,000
Deferred remote asset management product revenue	6,385,000	8,320,000

	7,422,000	10,558,000
Less: Current portion	3,090,000	4,689,000

Deferred revenue - less current portion	$4,332,000	$5,869,000

During the years ended December 31, 2011 and 2012, the Company amortized deferred equipment revenue of $3,662,000 and $3,380,000, respectively.

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2011 and 2012, unbilled receivables were $110,000 and $-0-, respectively, and are included in accounts receivable in the Consolidated Balance Sheets.

NOTE 6 - NOTES RECEIVABLE AND SALES-TYPE LEASE RECEIVABLE

Notes and sales-type lease receivable consist of the following:

	December 31,	December 31,
	2011	2012

Notes receivable	$215,000	$76,000
Sales-type lease receivable	5,103,000	13,881,000
Less: Allowance for uncollectable minimum lease payments	-	-
	5,318,000	13,957,000

Less: Current portion
Notes receivable	140,000	23,000
Sales-type lease receivable	1,077,000	3,120,000
	1,217,000	3,143,000

Notes and sales-type lease receivables - less current portion	$4,101,000	$10,814,000

Notes receivable relate to product financing arrangements that exceed one year and bear interest at approximately 8% - 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. For the years ended December 31, 2011 and 2012, there were no sales of notes receivable.

The present value of net investment in sales-type lease receivable is principally for five-year leases of the Company’s product and is reflected net of unearned income of $583,000 and $1,362,000 at December 31, 2011 and 2012, respectively, discounted at 3% - 24%.

Scheduled maturities of minimum lease payments outstanding as of December 31, 2012 are as follows:

Year ending December 31:

2013	$3,120,000
2014	3,153,000
2015	2,975,000
2016	2,893,000
2017	1,710,000
Thereafter	30,000

13,881,000
Less: Current portion	3,120,000
Total	$10,761,000

NOTE 7 - DEFERRED COSTS

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

Deferred costs consist of the following:

	December 31,
	2011	2012

Deferred contract costs	$9,000	$-
Deferred product costs	3,857,000	5,031,000

	3,866,000	5,031,000
Less: Current portion	1,950,000	2,380,000

Deferred costs - less current portion	$1,916,000	$2,651,000

The Company will continue to evaluate the realizability of the carrying amount of the deferred contract costs on a quarterly basis. To the extent the carrying value of the deferred contract costs exceed the contract revenue, an impairment loss will be recognized.

NOTE 8 - INVENTORIES

Inventories consist of the following:

	December 31,
	2011	2012

Components	$5,075,000	$4,386,000
Finished goods	3,039,000	3,126,000

	$8,114,000	$7,512,000

NOTE 9 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and at December 31, 2011 and 2012, are summarized as follows:

	December 31,
	2011	2012

Equipment	$1,101,000	$1,213,000
Computer software	3,234,000	3,303,000
Computer hardware	1,777,000	1,901,000
Furniture and fixtures	361,000	370,000
Automobiles	47,000	47,000
Leasehold improvements	295,000	181,000

	6,815,000	7,015,000
Accumulated depreciation and amortization	(3,723,000)	(4,614,000)

	$3,092,000	$2,401,000

Depreciation and amortization expense for the years ended December 31, 2010, 2011 and 2012 was $1,265,000, $1,195,000 and $1,017,000, respectively. This includes amortization of costs associated with computer software and website development for the years ended December 31, 2010, 2011 and 2012 of $581,000, $623,000 and $576,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the VeriWise™ systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (“GPS”)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $252,000 and $69,000 for such projects for the years ended December 31, 2011 and 2012, respectively.

NOTE 10 - ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

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

The following table represents the combined pro forma revenue and net loss for the years ended December 31, 2010, as if the acquisition had occurred as of January 1, 2010:

Year Ended December 31, 2010 Pro Forma Combined
(Unaudited)

Revenue	$26,103,000
Net loss	(12,542,000)
Net loss per share - basic and diluted	(1.12)

The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of AI. Accordingly, this summary is not necessarily indicative of what the results of operations would have been had this business acquisition occurred during such period, nor does it purport to represent results of operations for any future periods.

Identifiable intangible assets as of December 31, 2011 and 2012 consist of intangibles from the acquisition of Didbox Ltd., PowerKey and AI. Intangible assets are comprised of the following:

December 31, 2012	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(406,000)	$1,083,000
Tradename	5	200,000	(120,000)	80,000
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(32,000)	18,000
Workforce	5	33,000	(21,000)	12,000
Customer relationships	5	4,499,000	(2,701,000)	1,798,000

		6,505,000	(3,514,000)	2,991,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		135,000	-	135,000

		239,000	-	239,000

Total		$6,744,000	$(3,514,000)	$3,230,000

December 31, 2011	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(271,000)	$1,218,000
Tradename	5	200,000	(80,000)	120,000
Non-competition agreement	3	234,000	(156,000)	78,000
Technology	5	50,000	(22,000)	28,000
Workforce	5	33,000	(14,000)	19,000
Customer relationships	5	4,499,000	(1,802,000)	2,697,000

		6,505,000	(2,345,000)	4,160,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		135,000	-	135,000

		239,000	-	239,000

Total		$6,744,000	$(2,345,000)	$4,399,000

The Company tests the goodwill and other intangible assets on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. At December 31, 2012, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangible assets. The Company also determined that the use of indefinite lives for the customer list and trademark and trade name remains applicable at December 31, 2012, as the Company expects to continue to derive future benefits from these intangible assets.

Amortization expense for the years ended December 31, 2010, 2011 and 2012 was $1,170,000, $1,172,000 and $1,169,000, respectively. Future amortization expense for the intangible assets at December 31, 2012 is as follows:

Year ending December 31:

2013	1,091,000
2014	1,086,000
2015	135,000
2016	135,000
2017	135,000

NOTE 11 - LINE OF CREDIT

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

NOTE 12 - NET LOSS PER SHARE

	December 31,
Basic and diluted loss per share	2010	2011	2012

Net loss	$(12,611,000)	$(4,040,000)	$(2,592,000)

Weighted-average common shares outstanding - basic and diluted	11,239,000	11,162,000	11,744,000

Net loss per share - basic and diluted	$(1.12)	$(0.36)	$(0.22)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, restricted stock, warrants and performance share awards. For the years ended December 31, 2010, 2011 and 2012, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 2,985,000, 2,823,000 and 3,095,000, respectively, would have been anti-dilutive. The SOW#2 warrants also have no impact on diluted loss per share since they are considered unissued as of December 31, 2012.

NOTE 13 - STOCK-BASED COMPENSATION

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

A summary of the status of the Company’s stock options as of December 31, 2010, 2011 and 2012 and changes during the years then ended, is presented below:

74

	2010		2011		2012
	Number of Shares	Weighted - Average Exercise Price	Number of Shares	Weighted - Average Exercise Price	Number of Shares	Weighted - Average Exercise Price

Outstanding at beginning of year	2,659,000	$8.88	2,666,000	$7.34	2,462,000	$7.41
Granted	668,000	2.96	135,000	4.55	272,000	5.93
Exercised	(1,000)	2.31	(32,000)	2.35	(56,000)	3.85
Expired	(232,000)	7.48	(230,000)	5.66	-	-
Forfeited	(428,000)	10.05	(77,000)	7.14	(110,000)	7.56

Outstanding at end of year	2,666,000	$7.34	2,462,000	$7.41	2,568,000	$7.33

Exercisable at end of year	1,522,000	$9.60	1,437,000	$10.06	1,649,000	$9.06

The following table summarizes information about stock options at December 31, 2012:

	Options Outstanding				Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted - Average Exercise Price	Aggregate Intrinsic Value

1.97 - 3.81	803,000	7 years	$3.12		334,000	$3.34
3.82 - 7.40	1,000,000	5 years	5.79		566,000	6.05
7.41 - 14.15	529,000	3 years	10.65		513,000	10.74
14.16 - 19.94	73,000	3 years	17.30		73,000	17.30
19.95 - 25.38	163,000	3 years	22.38		163,000	22.38

	2,568,000	5 years	$7.33	$2,543,000	1,649,000	$9.06	$1,014,000

	Number Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life

Options exercisable at December 31, 2012	1,649,000	$9.06	$1,014,000	3.61

Vested and expected to vest at December 31, 2012	2,568,000	$7.33	$2,543,000	5.13

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	December 31,
	2010	2011	2012

Expected volatility	52.5% - 58.9%	54.1% - 57.2%	44.4% - 55.5%
Expected life of options	3.0 - 5.0 years	3.0 - 5.0 years	3.0 - 5.0 years
Risk free interest rate	1.7%	1.6%	0.5%
Dividend yield	0%	0%	0%
Weighted-average fair value of options granted during the year	$1.31	$1.91	$1.86

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

For the years ended December 31, 2010, 2011 and 2012, the Company recorded $1,250,000, $782,000 and $614,000, respectively, of stock-based compensation expense in connection with the stock option grants. The total intrinsic value of options exercised during the years ended December 31, 2010, 2011 and 2012 was $1,000, $35,000 and $83,000, respectively.

The fair value of options vested during the years ended December 31, 2010, 2011 and 2012 was $1,677,000, $773,000 and $657,000, respectively. As of December 31, 2012, there was $846,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

[B]	Restricted Stock Awards:

In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2010, 2011 and 2012 is as follows:

	Number of Non-vested Shares	Weighted - Average Grant Date Fair Value

Non-vested at January 1, 2010	172,000	$3.78
Granted	206,000	2.73
Vested	(20,000)	5.62
Forfeited	(39,000)	3.15

Non-vested at December 31, 2010	319,000	$3.07
Granted	63,000	4.55
Vested	(21,000)	2.88
Forfeited	-	-

Non-vested at December 31, 2011	361,000	$3.34
Granted	75,000	5.93
Vested	(143,000)	3.79
Forfeited	-	-

Non-vested at December 31, 2012	293,000	$3.79

For the years ended December 31, 2010, 2011 and 2012, the Company recorded $273,000, $370,000 and $510,000 respectively, of stock-based compensation expense in connection with the restricted stock grants. As of December 31, 2012, there was $497,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 1.6 years.

[C]	Performance Shares:

The Company grants performance shares to certain key employees pursuant to the 2007 Equity Compensation Plan, as amended. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period from the date of issuance, with the ability to achieve prorated performance shares during interim annual measurement periods. The annual measurement period is based on a trading-day average of the Company’s stock after the announcement of annual results. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the years ended December 31, 2010, 2011 and 2012 was insignificant.

The following table summarizes the activity relating to the Company’s performance shares for the years ended December 31, 2010, 2011 and 2012:

Non-vested Shares

Performance shares, non-vested, January 1, 2010	233,000
Granted	94,000
Vested	-
Forfeited	-

Performance shares, non-vested, December 31, 2010	327,000
Granted	-
Vested	-
Forfeited	-

Performance shares, non-vested, December 31, 2011	327,000
Granted	40,000
Vested	-
Forfeited	(233,000)

Performance shares, non-vested, December 31, 2012	134,000

[D]	Warrants:

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

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder.  The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of December 31, 2012, the Company has not yet been requested to file such a registration statement.

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

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Warrant Shares pursuant to any exercise of the Warrants. As of December 31, 2012, the Company has sufficient shares reserved.

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

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2011	December 31, 2012

Accounts payable	$7,160,000	$3,833,000
Accrued warranty	752,000	520,000
Accrued compensation	1,388,000	1,182,000
Other current liabilities	182,000	103,000

	$9,482,000	$5,638,000

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

The following table summarizes warranty activity during the years ended December 31, 2011 and 2012:

	Year Ended
	2011	2012

Accrued warranty reserve, beginning of year	$2,069,000	$752,000
Accrual for product warranties issued	330,000	289,000
Product replacements and other warranty expenditures	(745,000)	(386,000)
Expiration of warranties	(902,000)	(135,000)

Accrued warranty reserve, end of period	$752,000	$520,000

NOTE 15 - CONCENTRATION OF CUSTOMERS

One customer accounted for 18% of the Company’s revenue, 14% of the Company’s accounts receivable and 70% of notes and sales-type lease receivables during the year ended and as of December 31, 2012. An additional customer accounted for 15% of the Company’s revenue and 12% of the Company’s accounts receivable during the year ended and as of December 31, 2012.

Three customers accounted for 17%, 11% and 10% of the Company’s revenue and two of those customers accounted for 14% and 13% of the Company’s accounts receivable during the year ended and as of December 31, 2011. One customer accounted for 69% of notes and sales-type lease receivables as of December 31, 2011.

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

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. For the year ended December 31, 2012, the Company purchased a total of approximately 45,000 shares of its common stock in open market transactions under the stock repurchase program for an aggregate purchase price of $193,000. As of December 31, 2012, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

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

In July 2009, the Company amended its Amended and Restated Certificate of Incorporation in order to create a new series of preferred stock, to be designated the Series A Junior Participating Preferred Stock (the “Preferred Stock”).  Shareholders of the Preferred Stock, if issued, would be entitled to certain minimum quarterly dividend rights, voting rights, and liquidation preferences.

In connection with the designation of the Preferred Stock, the Company previously entered into  a shareholder rights plan (the “Rights Plan”), which was established in July 2009 and had a three-year term that expired in July 2012 and was not renewed following expiration.  Under the Rights Plan, the Board of Directors had authorized and declared and paid a dividend of one Right (as defined below) for each share of the Company’s common stock outstanding as of July 13, 2009.  Each of the Rights, which were registered with the SEC in July 2009, would have entitled the registered holder thereof to purchase from the Company 1/1,000th (subject to prospective anti-dilution adjustments) of a share of Preferred Stock at a purchase price of $19.47 (a “Right”).

[D]	Shares withheld:

During the year ended December 31, 2012, 18,000 shares of the Company’s common stock were withheld to satisfy tax withholding obligations and to pay the exercise price of such awards in the aggregate amount of $100,000 in connection with the exercise of employee stock options.

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

NOTE 17 - INCOME TAXES

At December 31, 2012, the Company had an aggregate net operating loss carryforward of approximately $44,000,000 for U.S. federal income tax purposes, of which $7,603,000 relates to stock options for which there were no compensation charges for financial reporting. Accordingly, any future tax benefit upon utilization of that net operating loss would be credited to additional paid-in capital. The Company has not included this amount in deferred tax assets. At December 31, 2012, the Company had an aggregate net operating loss carryforward of approximately $22,610,000 for state income tax purposes and a foreign net operating loss carryforward of approximately $1,186,000. Substantially all of the net operating loss carryforwards expire from 2020 through 2032 for federal purposes and from 2015 through 2018 for state purposes. The net operating loss carryforwards may be limited to use in any particular year based on Internal Revenue Code (“IRC”) Section 382 related to change of ownership restrictions. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on long-term bond rates and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. In addition, future stock issuances may subject the Company to further limitations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

The Company has incurred research and development (“R&D”) expenses, a portion of which may qualify for R&D tax credits. The Company has not conducted an R&D credit study to quantify the amount of the credit and has not claimed any R&D tax credit on its Federal income tax returns. The Company may conduct such a study in future years and may establish the R&D credit carryforward for prior years. In such an event, the net operating loss carryforward for Federal income tax purposes would be correspondingly reduced by the amount of the credit.

We have New Jersey net operating loss carryforwards (“NJ NOLs”) in the approximate amount of $18,583,000 expiring through 2018, which are available to reduce future earnings which would otherwise be subject to state income tax. As of December 31, 2012, approximately $9,500,000 of these New Jersey loss carryforwards had been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. Since specific sales transactions are subject to approval by the NJEDA, we recognize the associated tax benefits in the financial statements as they are approved. As of December 31, 2012, the Company received approval for the sale of approximately $9.5 million of NJ NOLs, subject to an 83.9% seller’s allocation factor ($8.0 million, net) for approximately $662,000. As such, the Company reversed the valuation allowance related to these NJ NOLs in 2012. In January 2013, the Company sold these NJ tax benefits for approximately $662,000. As of December 31, 2011, the Company had received approval for the sale of approximately $11.9 million of NJ NOLs, subject to a 39.6% seller’s allocation factor ($4.7 million, net) which were sold in February 2012 for approximately $390,000. As such, the Company reversed the valuation allowance related to these NJ NOLs in 2011.

The Company has net deferred tax assets of approximately $19,500,000 and $19,192,000 at December 31, 2011 and 2012, respectively. The decrease in the deferred tax asset is primarily attributable to the sale of the NJ net operating losses and the use of net operating losses against taxable income in 2012. The Company had other temporary differences between financial and tax reporting for stock-based compensation, fixed asset depreciation expense, deferred revenue, deferred expenses and acquisition-related expenses.

The Company has elected to use the incremental approach for financial statement purposes. Under this approach, the Company will utilize net operating loss carryforwards before utilizing excess benefit from exercise of options during the current year. The Company has provided a valuation allowance against the full amount of its deferred tax asset, net of the benefit expected to be derived from the sale of the NJ NOLs discussed above, since the likelihood of realization cannot be determined. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. The valuation allowance increased (decreased) in 2010, 2011 and 2012 by $4,323,000, $1,328,000 and $(580,000), respectively.

Loss before income taxes consists of the following:

	Year Ended December 31,
	2010	2011	2012

U.S. operations	$(12,310,000)	$(4,198,000)	$(2,736,000)
Foreign operations	(301,000)	(232,000)	(518,000)

	$(12,611,000)	$(4,430,000)	$(3,254,000)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations is attributable to the following:

	Year Ended December 31,
	2010	2011	2012

Income tax benefit at the federal statutory rate	$(4,283,000)	$(1,499,000)	$(1,106,000)
State and local income taxes, net of effect on federal taxes	(824,000)	(294,000)	(256,000)
Increase (decrease) in valuation allowance	4,323,000	1,328,000	(580,000)
ISO grants and restricted shares	484,000	276,000	224,000
Expiration and adjustment on sale of state net operating loss	141,000	-	428,000
Sale of NJ net operating loss carryforwards		(390,000)	-
Permanent differences and other	159,000	189,000	628,000

	$-	$(390,000)	$(662,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2012 are presented below:

	December 31,
	2011	2012

Deferred tax assets:
Net operating loss carryforwards	$15,159,000	$13,928,000
Stock-based compensation	1,319,000	1,357,000
Acquisition related expenses	469,000	433,000
Deferred revenue	2,713,000	4,058,000
Intangibles, amortization	423,000	642,000
Inventories	536,000	461,000
Other deductible temporary differences	553,000	670,000

Total gross deferred tax assets	21,172,000	21,549,000
Less: Valuation allowance	(19,110,000)	(18,530,000)

	2,062,000	3,019,000
Deferred tax liabilities:
Deferred expenses	(1,452,000)	(1,996,000)
Fixed assets, depreciation	(220,000)	(361,000)

	(1,672,000)	(2,357,000)

Net deferred tax assets	$390,000	$662,000

NOTE 18 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, I.D. Systems GmbH, and United Kingdom subsidiary, I.D. Systems (UK) Ltd (“Didbox”), are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for the GmbH included in the consolidated statement of operations are as follows:

	Year Ended December 31,
	2010	2011	2012

Net revenue	$1,111,000	$1,576,000	$1,198,000

Net loss	(185,000)	(109,000)	(420,000)

Total assets of the GmbH were $1,761,000 and $1,739,000 as of December 31, 2011 and 2012, respectively. The GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for Didbox included in the consolidated statement of operations are as follows:

	Year Ended December 31,
	2010	2011	2012

Net revenue	$395,000	$763,000	$1,133,000

Net loss	(116,000)	(123,000)	(98,000)

Didbox’s total assets were $810,000 and $1,291,000 as of December 31, 2011 and 2012, respectively. Didbox operates in a local currency environment using the British Pound as its functional currency.

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature resulted in a translation (loss) gain of $(23,000), $(4,000) and $6,000 at December 31, 2010, 2011 and 2012, respectively, which is included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transaction gains (losses) for the years ended December 31, 2010, 2011 and 2012 of $(20,000), $(30,000) and $(15,000), respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

NOTE 19 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive loss includes net loss and unrealized gains or losses on available-for-sale investments and foreign currency translation gains and losses. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s Consolidated Balance Sheets.

The accumulated balances for each classification of other comprehensive loss are as follows:

	Foreign currency items	Unrealized gain (losses) on investments	Accumulated other comprehensive income

Balance at January 1, 2010	$1,000	$(61,000)	$(60,000)
Net current period change	(23,000)	46,000	23,000

Balance at December 31, 2010	$(22,000)	$(15,000)	$(37,000)

Net current period change	(4,000)	(8,000)	(12,000)

Balance at December 31, 2011	$(26,000)	$(23,000)	$(49,000)

Net current period change	6,000	$96,000	$102,000

Balance at December 31, 2012	$(20,000)	$73,000	$53,000

NOTE 20 - REDUCTION IN WORK FORCE

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

The Company is obligated under operating leases for its facilities and offices. The Company’s operating leases provide for minimum annual rental payments as follows:

Year Ending December 31,

2013	652,000
2014	660,000
2015	625,000
2016	476,000
2017	485,000
Thereafter	1,569,000

$4,467,000

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

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases was approximately $596,000, $813,000 and $900,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

NOTE 22 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial data for each quarter for the years ended December 31, 2011 and 2012. We believe the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$5,711,000	$4,761,000	$11,273,000	$6,895,000
Services	4,101,000	3,920,000	4,206,000	3,768,000

	9,812,000	8,681,000	15,479,000	10,663,000

Cost of revenues:
Cost of products	3,463,000	2,810,000	5,385,000	4,380,000
Cost of services	1,403,000	1,321,000	1,497,000	1,446,000

	4,866,000	4,131,000	6,882,000	5,826,000

Gross Profit	4,946,000	4,550,000	8,597,000	4,837,000

Selling, general and administrative expenses	5,589,000	5,671,000	5,467,000	5,682,000
Research and development expenses	1,114,000	1,085,000	1,098,000	1,044,000
Other income, net	110,000	140,000	135,000	181,000

Net (loss) income before income tax benefit	(1,647,000)	(2,066,000)	2,167,000	(1,708,000)
Income tax benefit - sale of NJ net operating losses				662,000

Net (loss) income	$(1,647,000)	$(2,066,000)	$2,167,000	$(1,046,000)

Net (loss) income per share - basic and diluted	$(0.14)	$(0.18)	$0.18	$(0.09)

	Year Ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$3,804,000	$3,959,000	$6,912,000	$7,775,000
Services	4,030,000	4,374,000	4,372,000	4,066,000

	7,834,000	8,333,000	11,284,000	11,841,000

Cost of revenues:
Cost of products	2,181,000	2,345,000	3,833,000	4,504,000
Cost of services	1,492,000	1,510,000	1,529,000	1,329,000

	3,673,000	3,855,000	5,362,000	5,833,000

Gross Profit	4,161,000	4,478,000	5,922,000	6,008,000

Selling, general and administrative expenses	5,095,000	5,726,000	5,669,000	5,505,000
Research and development expenses	906,000	870,000	827,000	931,000
Other income, net	75,000	75,000	360,000	20,000

Net loss before income tax benefit	(1,765,000)	(2,043,000)	(214,000)	(408,000)
Income tax benefit - sale of NJ net operating losses				390,000

Net loss	$(1,765,000)	$(2,043,000)	$(214,000)	$(18,000)

Net loss per share - basic and diluted	$(0.16)	$(0.19)	$(0.02)	$(0.00)

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of our fiscal year ended December 31, 2012, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) related to the recording, processing, summarization, and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of December 31, 2012 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Item 9B.	Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2013 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

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

Item 11. Executive Compensation

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2013 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2013 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2013 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

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

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2013 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:

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

(3)    Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

2.1	Membership Interest Purchase Agreement, dated as of January 7, 2010, by and among I.D. Systems, Inc., General Electric Capital Corporation and GE Asset Intelligence, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on January 13, 2010).

3.1.1	Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.3	Certificate of Correction to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.4	Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

3.2	Restated By-Laws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.1	Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.2	Rights Agreement, dated as of July 1, 2009, between I.D. Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

10.1	1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.3.1	1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.3.2	Amendment, dated March 15, 2012, to 1999 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.4

I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-185085) filed with the SEC on November 21, 2012).*

10.5.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.5.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.6	Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Jeffrey Jagid (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.7	Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.8	Severance Agreement, dated September 11, 2009, by and between the Company and Kenneth Ehrman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9	Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.10	Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2010 (File No. 001-15087) filed with the SEC on May 17, 2010).

10.11	Severance Agreement, dated December 14, 2010, by and between the Company and Darryl Miller (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of I.D. Systems, Inc. for the fiscal year ended December 31, 2010 (File No. 001-15087) filed with the SEC on March 31, 2011).*

10.12	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.13	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.14	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.15	Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.16	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Management contract or compensatory plan or arrangement.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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

Date: March 29, 2013

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

Signature	Title	Date

/s/ Jeffrey M. Jagid	Chief Executive Officer and Director	March 29, 2013
Jeffrey M. Jagid	(Principal Executive Officer)

/s/ Kenneth S. Ehrman	President and Director	March 29, 2013
Kenneth S. Ehrman

/s/ Ned Mavrommatis	Chief Financial Officer	March 29, 2013
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Lawrence S. Burstein	Director	March 29, 2013
Lawrence Burstein

/s/ Harold D. Copperman	Director	March 29, 2013
Harold D. Copperman

/s/ Michael P. Monaco	Director	March 29, 2013
Michael Monaco

I.D. SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning Period	Charged to (Write-off) Costs and Expenses	Other Additions Or (Deductions)	Balance at End of Period

Inventory reserve

Year ended December 31, 2012	$710	$-	(24)	$686

Year ended December 31, 2011	$872	$-	(162)	$710

Year ended December 31, 2010	$930	$-	(58)	$872

Description	Balance at Beginning Period	Charged to (Write-off) to Costs and Expenses	Other Additions Or (Deductions)	Balance at End of Period

Allowance for doubtful accounts

Year ended December 31, 2012	$366	$432	(145)	$653

Year ended December 31, 2011	$161	$275	(70)	$366

Year ended December 31, 2010	$106	$65	(10)	$161

INDEX TO EXHIBITS

2.1	Membership Interest Purchase Agreement, dated as of January 7, 2010, by and among I.D. Systems, Inc., General Electric Capital Corporation and GE Asset Intelligence, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on January 13, 2010).

3.1.1	Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.3	Certificate of Correction to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.4	Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

3.2	Restated By-Laws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.1	Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.2	Rights Agreement, dated as of July 1, 2009, between I.D. Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

10.1	1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.3.1	1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.3.2	Amendment, dated March 15, 2012, to 1999 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.4

I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-185085) filed with the SEC on November 21, 2012).*

10.5.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.5.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.6	Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Jeffrey Jagid (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.7	Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.8	Severance Agreement, dated September 11, 2009, by and between the Company and Kenneth Ehrman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9	Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.10	Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2010 (File No. 001-15087) filed with the SEC on May 17, 2010).

10.11	Severance Agreement, dated December 14, 2010, by and between the Company and Darryl Miller (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of I.D. Systems, Inc. for the fiscal year ended December 31, 2010 (File No. 001-15087) filed with the SEC on March 31, 2011).*

10.12	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.13	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.14	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.15	Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.16	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Management contract or compensatory plan or arrangement.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.