Form 10-Q
period 2013-03-31
ID SYSTEMS INC
filed 2013-05-14
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes      ☐  No      ☒

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on May 8, 2013 was 12,113,674.

INDEX

I.D. Systems, Inc. and Subsidiaries

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2013 (unaudited)	1

Condensed Consolidated Statements of Operations (unaudited) - for the three months ended March 31, 2012 and 2013	2

Condensed Consolidated Statements of Comprehensive Loss (unaudited) - for the three months ended March 31, 2012 and 2013	3

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited) - for the three months ended March 31, 2013	4

Condensed Consolidated Statements of Cash Flows (unaudited) - for the three months ended March 31, 2012 and 2013	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	36

Signatures	37

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2012	2013
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,614,000	$3,677,000
Restricted cash	300,000	300,000
Investments - short term	4,794,000	3,759,000
Accounts receivable, net of allowance for doubtful accounts of $653,000 and $751,000 in 2012 and 2013, respectively	8,814,000	8,419,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2012 and 2013	3,143,000	2,454,000
Inventory, net	7,512,000	7,843,000
Deferred costs - current	2,380,000	2,301,000
Prepaid expenses and other current assets	1,043,000	595,000
Deferred tax asset - current	662,000	-

Total current assets	30,262,000	29,348,000

Investments - long term	9,064,000	7,457,000
Financing receivables - less current portion	10,814,000	11,145,000
Deferred costs - less current portion	2,651,000	2,848,000
Fixed assets, net	2,401,000	2,289,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	3,230,000	2,937,000
Other assets	307,000	307,000

	$60,566,000	$58,168,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$5,638,000	$5,123,000
Deferred revenue - current	4,689,000	4,483,000

Total current liabilities	10,327,000	9,606,000

Deferred rent	343,000	339,000
Deferred revenue - less current portion	5,869,000	6,838,000

	16,539,000	16,783,000
Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,678,000 and 12,715,000 shares issued at December 31, 2012 and March 31, 2013, respectively; shares outstanding, 12,088,000 and 12,087,000 at December 31, 2012 and March 31, 2013, respectively	122,000	122,000
Additional paid-in capital	103,135,000	103,418,000
Accumulated deficit	(56,102,000)	(58,724,000)
Accumulated other comprehensive income (loss)	53,000	(48,000)
	47,208,000	44,768,000

Treasury stock; 590,000 shares and 628,000 shares at cost at December 31, 2012 and March 31, 2013, respectively	(3,181,000)	(3,383,000)

Total stockholders’ equity	44,027,000	41,385,000
Total liabilities and stockholders’ equity	$60,566,000	$58,168,000

*Derived from audited balance sheet as of December 31, 2012

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Revenue:
Products	$5,711,000	$3,775,000
Services	4,101,000	4,239,000
	9,812,000	8,014,000

Cost of revenue:
Cost of products	3,463,000	2,694,000
Cost of services	1,403,000	1,484,000
	4,866,000	4,178,000
Gross profit	4,946,000	3,836,000
Operating expenses:
Selling, general and administrative expenses	5,589,000	5,516,000
Research and development expenses	1,114,000	1,140,000
	6,703,000	6,656,000
Loss from operations	(1,757,000)	(2,820,000)
Interest income	89,000	165,000
Other income, net	21,000	33,000
Net loss	$(1,647,000)	$(2,622,000)
Net loss per share - basic and diluted	$(0.14)	$(0.22)
Weighted average common shares outstanding - basic and diluted	11,720,000	11,839,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2012	2013

Net loss	$(1,647,000)	$(2,622,000)

Other comprehensive income (loss):

Unrealized gain (loss) on investments	63,000	(37,000)

Foreign currency translation adjustment	42,000	(64,000)

Total other comprehensive income (loss)	105,000	(101,000)

Comprehensive loss	$(1,542,000)	$(2,723,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock				Other
	Number of		Additional		Comprehensive (Loss)
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Income	Treasury Stock	Stockholders’ Equity

Balance at December 31, 2012	12,678,000	$122,000	$103,135,000	$(56,102,000)	$53,000	$(3,181,000)	$44,027,000

Net loss for the three months ended March 31, 2013	-	-	-	(2,622,000)	-	-	(2,622,000)

Unrealized loss on investments	-	-	-	-	(37,000)	-	(37,000)

Foreign currency translation adjustment	-	-	-	-	(64,000)	-	(64,000)

Shares issued pursuant to exercise of stock options	7,000	-	30,000	-	-	-	30,000

Issuance of restricted stock	30,000	-	-	-	-	-	-

Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(202,000)	(202,000)

Stock based compensation - restricted stock	-	-	110,000	-	-	-	110,000

Stock based compensation - options and performance shares	-	-	143,000	-	-	-	143,000

Balance at March 31, 2013 (Unaudited)	12,715,000	$122,000	$103,418,000	$(58,724,000)	$(48,000)	$(3,383,000)	$41,385,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Cash flows from operating activities:

Net loss	$(1,647,000)	$(2,622,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	49,000	139,000
Proceeds from sale of New Jersey net operating loss carryforwards	390,000	662,000
Stock-based compensation expense	253,000	253,000
Depreciation and amortization	554,000	539,000
Deferred rent	19,000	(4,000)
Changes in:
Accounts receivable	(1,406,000)	232,000
Financing receivables	(821,000)	345,000
Inventory	654,000	(331,000)
Prepaid expenses and other assets	1,137,000	448,000
Deferred costs	(24,000)	(118,000)
Deferred revenue	1,260,000	763,000
Accounts payable and accrued expenses	(4,552,000)	(515,000)
Net cash used in operating activities	(4,134,000)	(209,000)
Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(168,000)	(134,000)
Purchase of investments	(29,000)	(1,568,000)
Maturities of investments	712,000	4,173,000
Net cash provided by investing activities	515,000	2,471,000
Cash flows from financing activities:
Proceeds from exercise of stock options	7,000	7,000
Net cash provided by financing activities	7,000	7,000
Effect of foreign exchange rate changes on cash and cash equivalents	(48,000)	(206,000)
Net (decrease) increase in cash and cash equivalents	(3,660,000)	2,063,000
Cash and cash equivalents - beginning of period	8,386,000	1,614,000
Cash and cash equivalents - end of period	$4,726,000	$3,677,000
Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	$-	-
Noncash activities:
Unrealized gain (loss) on investments	$63,000	$(37,000)
Shares withheld pursuant to stock issuance	$110,000	$202,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“Didbox”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2013, the consolidated results of its operations for the three-month periods ended March 31, 2012 and 2013, the consolidated change in stockholders’ equity for the three-month period ended March 31, 2013 and the consolidated cash flows for the three-month periods ended March 31, 2012 and 2013. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year then ended.

NOTE 2 - SIGNIFICANT TRANSACTION – AVIS BUDGET GROUP INC.

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

The Warrant has an exercise price of $10.00 per share of common stock.  The Warrant is exercisable (i) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (ii) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group and the Avis entity that is the counterparty under the Master Agreement described below, executes and delivers to the Company SOW#2 (which is described below), and on or before the fifth (5th) anniversary of the Effective Date. The fair value of the Warrant for 100,000 shares of approximately $137,000 was recorded as a sales incentive in the Condensed Consolidated Statement of Operations in the third quarter of 2011.  The Company has not recognized the impact of the remaining 500,000 shares underlying the Warrant in the Condensed Consolidated Statement of Operations, as it is considered contingently issued as of March 31, 2013. See Note 13 to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

Under the terms of SOW#1, which was executed and delivered by ABCR on the Effective Date concurrent with the execution and delivery of the Master Agreement, ABCR has agreed to pay not less than $14,000,000 to the Company for the System and Maintenance Services, which covers 25,000 units, which relates to a limited subset of ABCR’s total fleet during this initial phase of the Master Agreement. During the fourth quarter of 2011, the Company delivered the first 5,000 units under SOW#1 and recognized approximately $1.7 million in product revenue and a sales-type lease receivable. The Company delivered the remaining 20,000 units under SOW#1 during the third quarter of 2012 and recognized approximately $6.9 million in product revenue and a sales-type lease receivable.

Under the terms of SOW#1, the Company is entitled to issue sixty (60) monthly invoices of up to $286,100 for the 30,000 units delivered under SOW#1 and a pilot agreement entered into between the Company and ABCR in 2009. In the event that ABCR terminates SOW#1, then ABCR would be liable to the Company for the net present value of all future remaining charges under SOW#1 at a negotiated discount rate per annum, with the payment due on the effective date of termination.

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

NOTE 5 - INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three-month periods ended March 31, 2012 and 2013, the Company reported unrealized gain (loss) of $63,000 and $(37,000), respectively, on available for sale securities in total comprehensive income loss. As of December 31, 2012 and March 31, 2013, all investments were classified as available for sale securities. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and mutual funds. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale, excluding investment in mutual funds of $1,271,000, classified by the contractual maturity date of the security as of March 31, 2013:

Fair Value

Due within one year	$2,488,000
Due one year through three years	6,954,000
Due after three years	503,000

$9,945,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2012 and March 31, 2013 are as follows:

		Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$1,545,000	$3,000	$-	$1,548,000
Mutual funds	1,271,000	-	-	1,271,000
Corporate bonds and commercial paper	504,000	-	(11,000)	493,000
Government agency bonds	446,000	1,000	-	447,000

Total investments - short term	3,766,000	4,000	(11,000)	3,759,000

Marketable securities - long term
Available for sale
U.S. Treasury Notes	3,513,000	9,000	-	3,522,000
Government agency bonds	1,162,000	5,000	-	1,167,000
Corporate bonds and commercial paper	2,739,000	29,000	-	2,768,000

Total investments - long term	7,414,000	43,000	-	7,457,000

Total investments	$11,180,000	$47,000	$(11,000)	$11,216,000

December 31, 2012	Cost	Unrealized Gain	Unrealized Loss	Fair Value

Investments - short term
Available for sale
Government agency bonds	$855,000	$1,000	$-	$856,000
Mutual funds	649,000	20,000	-	669,000
Corporate bonds and commercial paper	1,608,000	1,000	(24,000)	1,585,000
U.S. Treasury Notes	1,679,000	5,000	-	1,684,000

Total available for sale - short term	4,791,000	27,000	(24,000)	4,794,000

Investments - long term
Available for sale
U.S. Treasury Notes	4,004,000	10,000	-	4,014,000
Government agency bonds	1,336,000	5,000	-	1,341,000
Corporate bonds and commercial paper	3,654,000	55,000	-	3,709,000

Total available for sale - long term	8,994,000	70,000	-	9,064,000

Total investments	$13,785,000	$97,000	$(24,000)	$13,858,000

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

At March 31, 2013, all of the Company’s investments are classified as Level 1 for fair value measurements.

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

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. The Company amortized and recognized $748,000 and $722,000 of deferred equipment revenue during the three-month periods ended March 31, 2012 and 2013, respectively.

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

Deferred revenue consists of the following:

	December 31,	March 31,
	2012	2013

Deferred activation fees	$469,000	$486,000
Deferred industrial equipment installation revenue	291,000	132,000
Deferred maintenance revenue	1,478,000	2,087,000
Deferred remote transportation asset management product revenue	8,320,000	8,616,000

	10,558,000	11,321,000
Less: Current portion	4,689,000	4,483,000

Deferred revenue - less current portion	$5,869,000	$6,838,000

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2012 and March 31, 2013, unbilled receivables were $-0- and $-0-, respectively.

NOTE 7 – FINANCING RECEIVABLES

Financing receivables include notes and sales-type lease receivables from the sale of the Company’s products and services. Financing receivables consist of the following:

	December 31,	March 31,
	2012	2013

Notes receivable	$76,000	$70,000
Sales-type lease receivable	13,881,000	13,529,000
Less: Allowance for credit losses	-	-
	13,957,000	13,599,000

Less: Current portion
Notes receivable	23,000	17,000
Sales-type lease receivable	3,120,000	2,437,000
	3,143,000	2,454,000

Notes and sales-type lease receivables - less current portion	$10,814,000	$11,145,000

Notes receivable relate to product financing arrangements that exceed one year and bear interest at approximately 8% - 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. There were no sales of notes receivable during the three-month periods ended March 31, 2012 and 2013.

The present value of net investment in sales-type lease receivable is principally for three to five-year leases of the Company’s products and is reflected net of unearned income of $1,362,000 and $1,241,000 at December 31, 2012 and March 31, 2013, respectively, discounted at 3% - 24%.

The allowance for doubtful accounts is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. We consider our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the three-month periods ended March 31, 2012 and 2013.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of March 31, 2013 are as follows:

Year ending December 31:

April - December 2013	$2,437,000
2014	3,242,000
2015	3,067,000
2016	2,958,000
2017	1,788,000
Thereafter	37,000

13,529,000
Less: Current portion	2,437,000

Sales-type lease receivable - less current portion	$11,092,000

NOTE 8 - DEFERRED COSTS

Deferred product costs consist of transportation asset management equipment costs deferred in accordance with our revenue recognition policy (see Note 6 to the Unaudited Condensed Consolidated Financial Statements).

Deferred costs consist of the following:

	December 31,	March 31,
	2012	2013

Deferred contract costs	$5,031,000	$5,149,000
Less: Current portion	2,380,000	2,301,000

Deferred costs - less current portion	$2,651,000	$2,848,000

NOTE 9 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

Inventories consist of the following:

	December 31, 2012	March 31, 2013
Components	$4,386,000	$4,544,000
Finished goods	3,126,000	3,299,000

	$7,512,000	$7,843,000

NOTE 10 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2012	March 31, 2013
Equipment	$1,213,000	$1,288,000
Computer software	3,303,000	3,305,000
Computer hardware	1,901,000	1,958,000
Furniture and fixtures	370,000	370,000
Automobiles	47,000	47,000
Leasehold improvements	181,000	181,000

	7,015,000	7,149,000
Accumulated depreciation and amortization	(4,614,000)	(4,860,000)

	$2,401,000	$2,289,000

Depreciation and amortization expense for the three-month periods ended March 31, 2012 and 2013 was $262,000 and $246,000, respectively. This includes amortization of costs associated with computer software and website development for the three-month periods ended March 31, 2012 and 2013 of $145,000 and $142,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the VeriWiseTM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $68,000 and $2,000 for such projects for the three-month periods ended March 31, 2012 and 2013, respectively.

NOTE 11 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets from the acquisition of Didbox Ltd., PowerKey (the industrial vehicle monitoring products division of International Electronics, Inc. acquired by the Company in 2008) and AI as of December 31, 2012 and March 31, 2013:

March 31, 2013	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(440,000)	$1,049,000
Tradename	5	200,000	(130,000)	70,000
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(34,000)	16,000
Workforce	5	33,000	(23,000)	10,000
Customer relationships	5	4,499,000	(2,946,000)	1,553,000

		6,505,000	(3,807,000)	2,698,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		135,000	-	135,000

		239,000	-	239,000

Total		$6,744,000	$(3,807,000)	$2,937,000

December 31, 2012	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(406,000)	$1,083,000
Tradename	5	200,000	(120,000)	80,000
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(32,000)	18,000
Workforce	5	33,000	(21,000)	12,000
Customer relationships	5	4,499,000	(2,701,000)	1,798,000

		6,505,000	(3,514,000)	2,991,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		135,000	-	135,000

		239,000	-	239,000

Total		$6,744,000	$(3,514,000)	$3,230,000

Amortization expense for the three-month periods ended March 31, 2012 and 2013 was $292,000 and $293,000, respectively. Future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

April - December 2013	$799,000
2014	1,086,000
2015	135,000
2016	135,000
2017	135,000

There have been no changes in the carrying amount of goodwill from January 1, 2013 to March 31, 2013.

NOTE 12 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three-month periods ended March 31, 2012 and 2013 are as follows:

	Three Months Ended
	March 31,
	2012	2013
Basic and diluted loss per share
Net loss	$(1,647,000)	$(2,622,000)

Weighted-average shares outstanding	11,720,000	11,839,000

Basic and diluted net loss per share	$(0.14)	$(0.22)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance shares awards. For the three-month periods ended March 31, 2012 and 2013, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 3,052,000 and 2,963,000, respectively would have been anti-dilutive.

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

The Company recognizes all employee share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $147,000 and $139,000, respectively, for the three-month periods ended March 31, 2012 and 2013.

The following table summarizes the activity relating to the Company’s stock options for the three-month period ended March 31, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	2,568,000	$7.33
Granted	45,000	5.79
Exercised	(7,000)	4.30
Expired	(10,000)	4.28
Forfeited	(2,000)	3.29

Outstanding at end of period	2,594,000	$7.32	5 years	$2,379,000

Exercisable at end of period	1,927,000	$8.19	4 years	$1,714,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	March 31,
	2012	2013

Expected volatility	44.4% - 55.5%	54.8%
Expected life of options	3.0 – 5.0 years	5.0 years
Risk free interest rate	1%	1%
Dividend yield	0%	0%
Weighted-average fair value of options granted during the period	$1.81	$2.73

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the three-month periods ended March 31, 2012 and 2013 was $122,000 and $401,000, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2012 and 2013 was $46,000 and $10,000, respectively.

As of March 31, 2013, there was approximately $815,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.33 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the three-month period ended March 31, 2013 is as follows:

	Non-vested Shares	Weighted- Average Grant Date Fair Value

Restricted stock, non-vested, beginning of year	293,000	$3.79
Granted	30,000	5.79
Vested	(144,000)	3.02
Forfeited	-	-

Restricted stock, non-vested, end of period	179,000	$4.74

The Company recorded stock-based compensation expense of $96,000 and $110,000, respectively, for the three-month periods ended March 31, 2012 and 2013. As of March 31, 2013, there was $546,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.16 years.

Performance Shares

The Company grants performance shares to key employees pursuant to the 2007 Equity Compensation Plan, as amended. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period from the date of issuance, with the ability to achieve prorated performance shares during interim annual measurement periods. The annual measurement period is based on a trading day average of the Company’s stock after the announcement of annual results. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the three-month periods ended March 31, 2012 and 2013 was insignificant.

The following table summarizes the activity relating to the Company’s performance shares for the three-month period ended March 31, 2013:

Non-vested Shares

Performance shares, non-vested, beginning of year	134,000
Granted	-
Vested	-
Forfeited	(44,000)

Performance shares, non-vested, end of period	90,000

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

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder.  The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of March 31, 2013, the Company has not yet been requested to file such a registration statement.

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

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Warrant Shares pursuant to any exercise of the Warrants. As of March 31, 2013, the Company has sufficient shares reserved.

The fair value of the 100,000 Warrant Shares which vested on the Effective Date was recorded as reduction of product revenue during the third quarter of 2011. The remaining 500,000 Warrant Shares underlying the Warrant, which vest upon the execution of SOW#2, have not been valued at this time since the Company has not determined that it is probable that SOW#2 will be executed and that the Warrant will become exercisable for these remaining 500,000 Warrant Shares.  Since there is no penalty for failure to execute SOW#2, there is no performance commitment date and, therefore, there is no measurement date for these 500,000 Warrant Shares underlying the Warrant until SOW#2 is executed.

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2012	March 31, 2013

Accounts payable	$3,833,000	$3,931,000
Accrued warranty	520,000	627,000
Accrued severance		230,000
Accrued compensation	1,182,000	217,000
Other current liabilities	103,000	118,000

	$5,638,000	$5,123,000

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2013.

The following table summarizes warranty activity for the three-month periods ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013

Accrued warranty reserve, beginning of period	$752,000	$520,000
Accrual for product warranties issued	27,000	227,000
Product replacements and other warranty expenditures	(39,000)	(120,000)
Expiration of warranties	(7,000)	-

Accrued warranty reserve, end of period	$733,000	$627,000

NOTE 15 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of March 31, 2013, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

As of December 31, 2012, approximately $9,500,000 of the Company’s New Jersey loss carryforwards (“NJ NOLs”) had been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. Since specific sales transactions are subject to approval by the NJEDA, we recognize the associated tax benefits in the financial statements as they are approved. As of December 31, 2012, the Company received approval for the sale of approximately $9.5 million of NJ NOLs, subject to a 83.9% seller’s allocation factor ($8.0 million, net) for approximately $662,000. As such, the Company reversed the valuation allowance related to these NJ NOLs in 2012. In January 2013, the Company sold NJ tax benefits for approximately $662,000.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents and investments in securities are carried at fair value. Notes and sales-type lease receivables are carried at cost, which is not materially different than fair value. Accounts receivable, accounts payable and other liabilities approximate their fair values due to the short period to maturity of these instruments.

NOTE 17 - CONCENTRATION OF CUSTOMERS

Two customers accounted for 22% and 11% of the Company’s revenue during the three-month period ended March 31, 2013. One customer accounted for 21% of the Company’s accounts receivable as of March 31, 2013. One customer accounted for 68% of notes and sales-type lease receivables as March 31, 2013.

Two customers accounted for 19% and 10%, respectively, of the Company’s revenue and 21%, and 17% respectively, of the Company’s accounts receivable during the three-month period ended and as of March 31, 2012. One customer accounted for 58% of notes and sales-type lease receivables as of March 31, 2012.

NOTE 18 - STOCK REPURCHASE PROGRAM

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the three-month period ended March 31, 2013. As of March 31, 2013, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

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

NOTE 19 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, I.D. Systems GmbH (the “GmbH”), and United Kingdom subsidiary, I.D. Systems (UK) Ltd (“Didbox”), are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for the GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2012	2013
Net revenue	$444,000	$167,000

Net income (loss)	32,000	(123,000)

Total assets of the GmbH were $1,739,000 and $1,610,000 as of December 31, 2012 and March 31, 2013, respectively. The GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for Didbox included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2012	2013
Net revenue	$432,000	$70,000

Net income (loss)	101,000	(172,000)

Total assets of Didbox were $1,291,000 and $1,109,000 as of December 31, 2012 and March 31, 2013, respectively. Didbox operates in a local currency environment using the British Pound as its functional currency.

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with the GmbH resulted in translation gain (loss) of $42,000 and $(64,000) for the three-month periods ended March 31, 2012 and 2013, respectively, which is included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions gains (losses) for the three-month periods ended March 31, 2012 and 2013 of $13,000 and $(29,000), respectively, are included as an offset to selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The Company's adoption of this guidance is not expected to have a material impact on the Company's financial results.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU provides additional guidance regarding reclassifications out of accumulated other comprehensive income (or AOCI). The new guidance requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The provisions of this ASU are effective prospectively for all interim and annual periods beginning after December 15, 2012, with early adoption permitted. The adoption of this guidance in the first quarter of 2013 did not have a material impact on the Company’s financial results.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by, and information currently available to, management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “believe”, “expect”, “estimate”, “project”, “predict”, “forecast”, “plan”, “anticipate”, “target”, “outlook”, “envision”, “intend”, “seek”, “may”, “will”, or “should”, and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including, without limitation, business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products, and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

The Company makes available through its Internet website, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports and other filings made by the Company with the SEC, as soon as practicable after the Company electronically files such reports and filings with the SEC. The Company’s website address is www.id-systems.com. The information contained in the Company’s website is not incorporated by reference into this report.

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

During the third quarter of 2012, we delivered the remaining 20,000 rental fleet management units to Avis Budget Group for deployment across the Northeast U.S. and Canada under SOW#1. This increases the number of total units deployed to approximately 30,000, which is expected to generate approximately $270,000 in recurring service revenue per quarter over the next five years.

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

We introduced a new data analysis software tool called I.D. Systems Analytics. This cloud-based software provides a single, integrated view of industrial asset activity across multiple locations, generating enterprise-wide benchmarks, peer-industry comparisons, and deeper insights into asset operations. Analytics can enable management to make more informed, effective decisions, raise asset performance standards, increase productivity, reduce costs, and enhance safety. Specifically, I.D. Systems Analytics (1) quantifies best-practice enterprise benchmarks for industrial asset utilization and safety; (2) reveals variations and inefficiencies in asset activity across both sites and geographic regions; (3) identifies opportunities to eliminate or reallocate assets, with full enterprise awareness, to reduce capital and operating costs; (4) helps balance asset mix and inform acquisition decisions; (5) uncovers activity trends over time to forecast asset requirements; and (6) enables performance comparisons to broad, industry-specific benchmarks. We anticipate that Analytics will make a growing contribution to revenue, further differentiate and add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve.

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

Risks to Our Business

During the three-month period ended March 31, 2013, we generated revenues of $8.0 million, and Wal-Mart Stores, Inc. and the Raymond Corporation accounted for 22% and 11% of our revenues, respectively. During the three-month period ended March 31, 2012, we generated revenues of $9.8 million, and Wal-Mart Stores, Inc. and Toyota Engineering & Manufacturing North America, Inc. accounted for 19% and 10% of our revenues, respectively.

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

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies

For the three months ended March 31, 2013, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended March 31,
	2012	2013
Revenue:
Products	58.2%	47.1%
Services	41.8	52.9
	100.0	100.0
Cost of revenue:
Cost of products	35.3	33.6
Cost of services	14.3	18.5
	49.6	52.1
Gross profit	50.4	47.9
Operating expenses:
Selling, general and administrative expenses	57.0	68.8
Research and development expenses	11.4	14.2
	68.4	83.0
Loss from operations	(18.0)	(35.1)
Interest income, net	0.9	2.1
Other income	0.2	0.4
Net loss	(16.9)%	(32.6)%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2012	2013
Product revenue:
Industrial and rental fleet management	$4,113,000	$2,439,000
Transportation asset management	1,598,000	1,336,000
	5,711,000	3,775,000

Services revenue:
Industrial and rental fleet management	1,192,000	1,365,000
Transportation asset management	2,909,000	2,874,000
	4,101,000	4,239,000

	$9,812,000	$8,014,000

REVENUES. Revenues decreased by approximately $1.8 million, or 18.3%, to $8.0 million in the three months ended March 31, 2013 from $9.8 million in the same period in 2012. The decrease in revenue is attributable to a decrease in total industrial and rental fleet management revenue of approximately $1.5 million to $3.8 million in 2013 from $5.3 million in 2012 and a decrease in total transportation asset management revenue of approximately $0.3 million to $4.2 million in 2013 from $4.5 million in 2012.

Revenues from products decreased by approximately $1.9 million, or 33.9%, to $3.8 million in the three months ended March 31, 2013 from $5.7 million in the same period in 2012. Industrial and rental fleet management product revenue decreased by approximately $1.7 million to $2.4 million in 2013 from $4.1 million in 2012. Transportation asset management product revenue decreased by approximately $0.3 million to $1.3 million in 2013 from $1.6 million in 2012. The decrease in product revenue resulted principally from a decrease in the number of units sold during the quarter.

Revenues from services increased by $0.1 million, or 3.4%, to $4.2 million in the three months ended March 31, 2013 from $4.1 million in the same period in 2012. Industrial and rental fleet management service revenue increased approximately $0.2 million to $1.4 million in 2013 from $1.2 million in 2012 principally due to an increase in revenue from Avis Budget Group, Inc. Transportation asset management service revenue of approximately $2.9 million in 2013 remained generally consistent with 2012 revenue.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2012	2013
Cost of products:
Industrial and rental fleet management	$1,996,000	$1,496,000
Transportation asset management	1,467,000	1,198,000
	3,463,000	2,694,000

Cost of services:
Industrial and rental fleet management	452,000	609,000
Transportation asset management	951,000	875,000
	1,403,000	1,484,000

	$4,866,000	$4,178,000

COST OF REVENUES. Cost of revenues decreased by $0.7 million, or 14.1%, to $4.2 million in the three months ended March 31, 2013 from $4.9 million for the same period in 2012. The decrease is principally attributable to a decrease in product revenue in 2013. Gross profit was $3.8 million in 2013 compared to $4.9 million in 2012. As a percentage of revenues, gross profit decreased to 47.9% in 2013 from 50.4% in 2012.

Cost of products decreased by $0.8 million, or 22.2%, to $2.7 million in the three months ended March 31, 2013 from $3.5 million in the same period in 2012. Gross profit for products was $1.1 million in 2013 compared to $2.2 million in 2012. The decrease in gross profit was attributable to a $1.2 million decrease in the industrial and rental fleet management gross profit to $0.9 million in 2013 from $2.1 million in 2012. The transportation asset management gross profit of $0.1 million in 2013 remained generally consistent with 2012 gross margin. As a percentage of product revenues, gross profit decreased to 28.6% in 2013 from 39.4% in 2012. The decrease in gross profit as a percentage of product revenue was due to a decrease in the industrial and rental fleet management gross profit percentage to 38.7% in 2013 from 51.5% in 2012, which was principally due to a decrease in the number of units sold and lower product margins with fixed costs remaining constant. This decrease in the margin in the first quarter of 2013 was partially offset by an increase in the transportation asset management product revenue gross profit percentage to 10.3% in 2013 from 8.2% in 2012.

Cost of services increased by $0.1 million, or 5.8%, to $1.5 million in the three months ended March 31, 2013 from $1.4 million in the same period in 2012. Gross profit for services of $2.8 million in 2013 remained generally consistent with 2012 gross profit of $2.7 million. The industrial and rental fleet management gross profit increased approximately $0.1 million to $0.8 million in 2013 from $0.7 million in 2012. The transportation asset management gross profit of approximately $2.0 million in 2013 remained consistent with the 2012 gross profit of $2.0 million. As a percentage of service revenues, gross profit decreased to 65.0% in 2013 from 65.8% in 2012. The decrease in gross profit as a percentage of service revenue was due to a decrease in the industrial and rental fleet management gross profit percentage to 55.4% in 2013 from 62.1% in 2012 and an increase in the transportation asset management gross profit percentage to 69.6% in 2013 from 67.3% in 2012. The decrease in the industrial and rental fleet management gross profit margin was principally due to an increase in communication expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by approximately $0.1 million, or 1.3%, to $5.5 million in the three months ended March 31, 2013 compared to $5.6 million in the same period in 2012, due primarily to a decrease in payroll-related and stock-based compensation expense of $0.2 million partially offset by accrued severance of $0.2 million. As a percentage of revenues, selling, general and administrative expenses increased to 68.8% in the three months ended March 31, 2013 from 57.0% in the same period in 2012, primarily due to the decrease in revenues in 2013.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of approximately $1.1 million in the three months ended March 31, 2013 remained consistent with research and development expenses of approximately $1.1 million in the same period in 2012. A decrease in payroll-related and stock-based compensation expense of $0.2 million was offset by an increase in new product development expenses of approximately $0.2 million. As a percentage of revenues, research and development expenses increased to 14.2% in the three months ended March 31, 2013 from 11.4% in the same period in 2012, primarily due to the decrease in revenues in 2013.

INTEREST INCOME. Interest income increased by $76,000, or 85.4%, to $165,000 in the three months ended March 31, 2013 from $89,000 in the same period in 2012. This increase was attributable primarily to increased interest income from notes and lease receivables.

OTHER INCOME/EXPENSE. Other income of $33,000 in the three months ended March 31, 2013 increased $12,000 from other income of $21,000 in the same period in 2012. Other income for the three months ended March 31, 2013 consists principally of investment income.

NET LOSS. Net loss was $2.6 million, or $(0.22) per basic and diluted share, for the three months ended March 31, 2013 as compared to net loss of $1.6 million, or $(0.14) per basic and diluted share, for the same period in 2012. The decrease in the net loss was due primarily to the reasons described above.

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

Operating Activities

Net cash used in operating activities was $0.2 million for the three-month period ended March 31, 2013, compared to net cash used in operating activities of $4.1 million for the same period in 2012. The net cash used in operating activities for the three-month period ended March 31, 2013 reflects a net loss of $2.6 million and includes non-cash charges of $0.3 million for stock-based compensation and $0.5 million for depreciation and amortization expense. Changes in working capital items included:

•	proceeds of $0.7 million from the sale of NJ NOLs;

•	a decrease in accounts receivable of $0.2 million;

•	a decrease in notes and lease receivables of $0.3 million;

•	an increase in inventory of $0.3 million;

•	a decrease in prepaid expenses and other assets of $0.4 million;

•	an increase in deferred revenue of $0.8 million; and

•	a decrease in accounts payable and accrued expenses of $0.5 million, primarily due to the timing of payments to our vendors and accrued compensation.

Investing Activities

Net cash provided by investing activities was $2.5 million for three-month period ended March 31, 2013, compared to net cash provided investing activities of $0.5 million for the same period in 2012. The change from the same period in 2012 was primarily due to an increase in net maturities of investments of $2.0 million in 2013.

Financing Activities

Net cash provided by financing activities was $7,000 for the three-month periods ended March 31, 2012 and 2013.

Liquidity and Capital Resources

Historically, except for our line of credit borrowing of $12.9 million in the first quarter of 2009 (which was repaid in full in July 2010), our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. In addition, on August 22, 2011, we received approximately $4.6 million from Avis Budget Group from the sale of 1,000,000 shares of the Company’s common stock, and a warrant to purchase up to 600,000 shares of our common stock. The warrant is immediately exercisable with respect to 100,000 shares and will become exercisable for the remaining 500,000 shares upon execution of SOW#2 under the Master Agreement entered into by the Company and Avis Budget Car Rental, LLC, a subsidiary of Avis Budget Group. As of March 31, 2013, we had cash, cash equivalents and marketable securities of $15.2 million and working capital of $19.7 million, compared to cash, cash equivalents and marketable securities of $15.8 million and working capital of $19.9 million as of December 31, 2012.

On April 1, 2013, the Company filed a shelf registration statement on Form S-3 with the SEC. Pursuant to the registration statement, which was declared effective by the SEC on May 2, 2013, the Company may offer to the public from time to time, in one or more offerings, up to $60 million of its securities, which may include common stock, preferred stock, debt securities, subscription rights, warrants and units, or any combination of the foregoing, at prices and on terms to be determined at the time of any offering. The specific terms of any future offering will be described in a prospectus supplement that will be filed with the SEC in connection with such offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2013, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of March 31, 2013, we had cash, cash equivalents and marketable securities of $15.2 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of March 31, 2013, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

Item 4. Controls and Procedures

a. Disclosure controls and procedures.

During the quarter ended March 31, 2013, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of March 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of March 31, 2013 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in internal controls over financial reporting.

We reviewed our internal control over financial reporting at March 31, 2013. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.  Other Information

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of May 14, 2013, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part 1, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended March 31, 2013, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended March 31, 2013. As the table indicates, the Company did not make any share repurchases during the quarterly period ended March 31, 2013.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2013 - January 31, 2013	-		-	-	$1,660,000
February 1, 2013 - February 28, 2013	34,000	(1)	$5.25	-	1,660,000
March 1, 2013 - March 31, 2013	-				1,660,000

Total	34,000	(1)	$5.25	-	$1,660,000

(1) Includes 34,000 shares of common stock withheld for taxes due upon vesting of restricted stock awards during February 2013.

In addition, on May 3, 2007, the Company previously had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The 2007 Repurchase Program was terminated by the Board of Directors in March 2012. As of March 31, 2013, the Company had purchased approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management.

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

I.D. SYSTEMS, INC.

Dated: May 14, 2013	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2013	By:	/s/ Ned Mavrommatis
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