Form 10-Q
period 2013-09-30
ID SYSTEMS INC
filed 2013-11-14
CIK 49615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes      ☐   No      ☒

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on November 8, 2013 was 12,192,986.

INDEX

I.D. Systems, Inc. and Subsidiaries

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2012 and September 30, 2013 (unaudited)	1

Condensed Consolidated Statements of Operations (unaudited) - for the three and nine months ended September 30, 2012 and 2013	2

Condensed Consolidated Statements of Comprehensive Loss (unaudited) - for the three and nine months ended September 30, 2012 and 2013	3

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited) - for the nine months ended September 30, 2013	4

Condensed Consolidated Statements of Cash Flows (unaudited) - for the nine months ended September 30, 2012 and 2013	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6. Exhibits	38

Signatures	39

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2012*	2013
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,614,000	$4,243,000
Restricted cash	300,000	300,000
Investments - short term	4,794,000	3,246,000
Accounts receivable, net of allowance for doubtful accounts of $653,000 and $757,000 in 2012 and 2013, respectively	8,814,000	9,463,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2012 and 2013	3,143,000	4,016,000
Inventory, net	7,512,000	7,574,000
Deferred costs - current	2,380,000	1,937,000
Prepaid expenses and other current assets	1,043,000	1,168,000
Deferred tax asset - current	662,000	-

Total current assets	30,262,000	31,947,000

Investments - long term	9,064,000	5,818,000
Financing receivables - less current portion	10,814,000	10,807,000
Deferred costs - less current portion	2,651,000	3,189,000
Fixed assets, net	2,401,000	2,427,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	3,230,000	2,411,000
Other assets	307,000	322,000

	$60,566,000	$58,758,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$5,638,000	$6,285,000
Capital lease obligation - current	-	143,000
Deferred revenue - current	4,689,000	4,470,000

Total current liabilities	10,327,000	10,898,000

Capital lease obligation – less current portion	-	162,000
Deferred rent	343,000	333,000
Deferred revenue - less current portion	5,869,000	7,073,000

	16,539,000	18,466,000
Commitments and Contingencies (Note 22)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,678,000 and 12,831,000 shares issued at December 31, 2012 and September 30, 2013, respectively; shares outstanding, 12,088,000 and 12,195,000 at December 31, 2012 and September 30, 2013, respectively	122,000	122,000
Additional paid-in capital	103,135,000	104,196,000
Accumulated deficit	(56,102,000)	(60,507,000)
Accumulated other comprehensive income (loss)	53,000	(93,000)
Treasury stock; 590,000 shares and 636,000 shares at cost at December 31, 2012 and September 30, 2013, respectively	(3,181,000)	(3,426,000)

Total stockholders’ equity	44,027,000	40,292,000
Total liabilities and stockholders’ equity	$60,566,000	$58,758,000

*Derived from audited balance sheet as of December 31, 2012

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Revenue:
Products	$11,273,000	$6,966,000	$21,745,000	$16,044,000
Services	4,206,000	4,239,000	12,227,000	12,545,000

	15,479,000	11,205,000	33,972,000	28,589,000
Cost of revenue:
Cost of products	5,385,000	3,853,000	11,658,000	9,552,000
Cost of services	1,497,000	1,535,000	4,221,000	4,534,000

	6,882,000	5,388,000	15,879,000	14,086,000

Gross profit	8,597,000	5,817,000	18,093,000	14,503,000

Operating expenses:
Selling, general and administrative expenses	5,467,000	4,981,000	16,727,000	16,092,000
Research and development expenses	1,098,000	1,082,000	3,297,000	3,345,000

	6,565,000	6,063,000	20,024,000	19,437,000

Income (loss) from operations	2,032,000	(246,000)	(1,931,000)	(4,934,000)
Interest income	116,000	160,000	335,000	484,000
Other income, net	19,000	10,000	50,000	45,000

Net income (loss)	$2,167,000	$(76,000)	$(1,546,000)	$(4,405,000)

Net income (loss) per share - basic	$0.18	$(0.01)	$(0.13)	$(0.37)

Net income (loss) per share - diluted	$0.18	$(0.01)	$(0.13)	$(0.37)

Weighted average common shares outstanding - basic	11,768,000	11,930,000	11,730,000	11,886,000
Weighted average common shares outstanding - diluted	12,141,000	11,930,000	11,730,000	11,886,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013

Net income (loss)	$2,167,000	$(76,000)	$(1,546,000)	$(4,405,000)

Other comprehensive income (loss), net:

Unrealized gain (loss) on investments	56,000	21,000	111,000	(77,000)

Foreign currency translation adjustment	63,000	17,000	(37,000)	(69,000)

Total other comprehensive income (loss)	119,000	38,000	74,000	(146,000)

Comprehensive income (loss)	$2,286,000	$(38,000)	$(1,472,000)	$(4,551,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock				Other
	Number of		Additional		Comprehensive (Loss)
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Income	Treasury Stock	Stockholders’ Equity

Balance at December 31, 2012	12,678,000	$122,000	$103,135,000	$(56,102,000)	$53,000	$(3,181,000)	$44,027,000

Net loss for the nine months ended September 30, 2013	-	-	-	(4,405,000)	-	-	(4,405,000)

Unrealized loss on investments	-	-	-	-	(77,000)	-	(77,000)

Foreign currency translation adjustment	-	-	-	-	(69,000)	-	(69,000)

Shares issued pursuant to exercise of stock options	63,000	-	213,000	-	-	-	213,000

Issuance of restricted stock	101,000	-	-	-	-	-	-

Forfeiture of restricted stock	(11,000)						-

Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(245,000)	(245,000)

Stock based compensation - restricted stock	-	-	393,000	-	-	-	393,000

Stock based compensation - options and performance shares	-	-	455,000	-	-	-	455,000

Balance at September 30, 2013 (Unaudited)	12,831,000	$122,000	$104,196,000	$(60,507,000)	$(93,000)	$(3,426,000)	$40,292,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Cash flows from operating activities:

Net loss	$(1,546,000)	$(4,405,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	484,000	284,000
Proceeds from sale of New Jersey net operating loss carryforwards	390,000	662,000
Stock-based compensation expense	865,000	848,000
Depreciation and amortization	1,644,000	1,568,000
Other non-cash items	19,000	(10,000)
Changes in:
Accounts receivable	147,000	(898,000)
Financing receivables	(8,060,000)	(868,000)
Inventory	(590,000)	(62,000)
Prepaid expenses and other assets	611,000	(125,000)
Deferred costs	(1,361,000)	(95,000)
Deferred revenue	2,691,000	985,000
Accounts payable and accrued expenses	(1,359,000)	243,000
Net cash used in operating activities	(6,065,000)	(1,873,000)
Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(238,000)	(303,000)
Purchase of investments	(4,252,000)	(3,680,000)
Maturities of investments	7,087,000	8,397,000
Net cash provided by investing activities	2,597,000	4,414,000
Cash flows from financing activities:
Purchase of treasury shares	(193,000)	-
Proceeds from exercise of stock options	101,000	190,000
Net cash (used in) provided by financing activities	(92,000)	190,000
Effect of foreign exchange rate changes on cash and cash equivalents	(195,000)	(102,000)
Net (decrease) increase in cash and cash equivalents	(3,755,000)	2,629,000
Cash and cash equivalents - beginning of period	8,386,000	1,614,000
Cash and cash equivalents - end of period	$4,631,000	$4,243,000

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	$-	-
Noncash activities:
Unrealized gain (loss) on investments	$111,000	$(77,000)
Shares withheld pursuant to stock issuance	$247,000	$245,000
Fixed assets acquired by capital lease	$-	$305,000
Acquisition of computer equipment included in accounts payable	$-	$182,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2013

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“Didbox”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2013, the consolidated results of its operations for the three- and nine-month periods ended September 30, 2012 and 2013, the consolidated change in stockholders’ equity for the nine-month period ended September 30, 2013 and the consolidated cash flows for the nine-month periods ended September 30, 2012 and 2013. The results of operations for the nine-month period ended September 30, 2013 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year then ended.

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

The Warrant has an exercise price of $10.00 per share of common stock. The Warrant is exercisable (i) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (ii) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group and the Avis entity that is the counterparty under the Master Agreement described below, executes and delivers to the Company SOW#2 (which is described below), and on or before the fifth (5th) anniversary of the Effective Date.   The fair value of the Warrant for 100,000 shares of approximately $137,000 was recorded as a sales incentive in the Condensed Consolidated Statement of Operations in the third quarter of 2011.  The Company has not recognized the impact of the remaining 500,000 shares underlying the Warrant in the Condensed Consolidated Statement of Operations, as it is considered contingently issued as of September 30, 2013. See Note 11 to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

The Master Agreement provided for a period of exclusivity (the “Exclusivity Period”) commencing on the Effective Date and ending twelve (12) months after delivery of the 5000th new unit pursuant to SOW#1. The Company and ABCR amended the Master Agreement to extend the Exclusivity Period, which was then scheduled to expire on July 31, 2013, to September 30, 2013. Although the Exclusivity Period expired, the Company and ABCR continue to negotiate for the expansion of the deployment across a larger segment of ABCR’s global fleet; however, there can be no assurance that they will enter into a definitive agreement. Should ABCR proceed with SOW#2, the Exclusivity Period would resume on the effective date of SOW#2 (provided that SOW#2 is executed within three (3) months of expiry, unless the Company has already entered into an agreement with another customer to sell the System) for a period of four (4) years. During the Exclusivity Period, the Company will not (i) sell the System to any ABCR Competitor (as defined in the Master Agreement) for the same purpose set forth in the Master Agreement, and/or (ii) market and/or engage in any sales discussions or negotiations regarding any sale of the System with any ABCR Competitor that is prohibited under clause (i) above.

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

NOTE 5 - INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three- and nine-month periods ended September 30, 2012, the Company reported unrealized gain of $56,000 and $111,000, respectively, and for the three- and nine-month periods ended September 30, 2013, the Company reported unrealized gain (loss) of $21,000 and $(77,000), respectively, on available for sale securities in total comprehensive loss. As of December 31, 2012 and September 30, 2013, all investments were classified as available for sale securities. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and mutual funds. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale, excluding investment in mutual funds of $1,377,000, classified by the contractual maturity date of the security as of September 30, 2013:

Fair Value

Due within one year	$1,869,000
Due one year through three years	5,513,000
Due after three years	305,000

$7,687,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2012 and September 30, 2013 are as follows:

		Unrealized	Unrealized	Fair
September 30, 2013	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$861,000	$2,000	$-	$863,000
Mutual funds	1,382,000	-	(5,000)	1,377,000
Corporate bonds and commercial paper	710,000	2,000	(1,000)	711,000
Government agency bonds	295,000	-	-	295,000

Total investments - short term	3,248,000	4,000	(6,000)	3,246,000

Marketable securities - long term
Available for sale
U.S. Treasury Notes	2,673,000	-	(2,000)	2,671,000
Government agency bonds	1,239,000	-	(6,000)	1,233,000
Corporate bonds and commercial paper	1,908,000	8,000	(2,000)	1,914,000

Total investments - long term	5,820,000	8,000	(10,000)	5,818,000

Total investments	$9,068,000	$12,000	$(16,000)	$9,064,000

December 31, 2012	Cost	Unrealized Gain	Unrealized Loss	Fair Value

Investments - short term
Available for sale
Government agency bonds	$855,000	$1,000	$-	$856,000
Mutual funds	649,000	20,000	-	669,000
Corporate bonds and commercial paper	1,608,000	1,000	(24,000)	1,585,000
U.S. Treasury Notes	1,679,000	5,000	-	1,684,000

Total available for sale - short term	4,791,000	27,000	(24,000)	4,794,000

Investments - long term
Available for sale
U.S. Treasury Notes	4,004,000	10,000	-	4,014,000
Government agency bonds	1,336,000	5,000	-	1,341,000
Corporate bonds and commercial paper	3,654,000	55,000	-	3,709,000

Total available for sale - long term	8,994,000	70,000	-	9,064,000

Total investments	$13,785,000	$97,000	$(24,000)	$13,858,000

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

At September 30, 2013, all of the Company’s investments are classified as Level 1 for fair value measurements.

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

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. The Company amortized $908,000 and $2,451,000 of deferred equipment revenue during the three- and nine-month periods ended September 30, 2012, respectively, and $815,000 and $2,289,000 during the three- and nine-month periods ended September 30, 2013, respectively.

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

Deferred revenue consists of the following:

	December 31,	September 30,
	2012	2013

Deferred activation fees	$469,000	$511,000
Deferred industrial equipment installation revenue	291,000	324,000
Deferred maintenance revenue	1,478,000	1,981,000
Deferred remote transportation asset management product revenue	8,320,000	8,727,000

	10,558,000	11,543,000
Less: Current portion	4,689,000	4,470,000

Deferred revenue - less current portion	$5,869,000	$7,073,000

NOTE 7 - FINANCING RECEIVABLES

Financing receivables include notes and sales-type lease receivables from the sale of the Company’s products and services. Financing receivables consist of the following:

	December 31,	September 30,
	2012	2013

Notes receivable	$76,000	$58,000
Sales-type lease receivable	13,881,000	14,765,000
Less: Allowance for credit losses	-	-
	13,957,000	14,823,000

Less: Current portion
Notes receivable	23,000	25,000
Sales-type lease receivable	3,120,000	3,991,000
	3,143,000	4,016,000

Financing receivables - less current portion	$10,814,000	$10,807,000

Notes receivable relate to product financing arrangements that exceed one year and bear interest at approximately 8% - 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. There were no sales of notes receivable during the nine-month periods ended September 30, 2012 and 2013.

The present value of net investment in sales-type lease receivable is principally for three to five-year leases of the Company’s products and is reflected net of unearned income of $1,362,000 and $1,230,000 at December 31, 2012 and September 30, 2013, respectively, discounted at 2% - 26%.

The allowance for doubtful accounts is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. We consider our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the three- and nine-month periods ended September 30, 2012 and 2013.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of September 30, 2013 are as follows:

Year ending December 31:

October - December 2013	$1,007,000
2014	3,940,000
2015	3,711,000
2016	3,482,000
2017	2,254,000
Thereafter	371,000

14,765,000
Less: Current portion	3,991,000

Sales-type lease receivable - less current portion	$10,774,000

NOTE 8 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

Inventories consist of the following:

	December 31, 2012	September 30, 2013
Components	$4,386,000	$4,711,000
Finished goods	3,126,000	2,863,000

	$7,512,000	$7,574,000

NOTE 9 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31,	September 30,
	2012	2013
Equipment	$1,213,000	$1,342,000
Computer software	3,303,000	3,310,000
Computer hardware	1,901,000	2,539,000
Furniture and fixtures	370,000	371,000
Automobiles	47,000	47,000
Leasehold improvements	181,000	181,000

	7,015,000	7,790,000
Accumulated depreciation and amortization	(4,614,000)	(5,363,000)

	$2,401,000	$2,427,000

The Company had expenditures of approximately $472,000 for computer equipment which had not been placed in service as of September 30, 2013.  Depreciation expense is not recorded for such assets until they are placed in service.

Depreciation and amortization expense for the three- and nine-month periods ended September 30, 2012 was $244,000 and $767,000, respectively, and for the three- and nine-month periods ended September 30, 2013 was $251,000 and $749,000, respectively. This includes amortization of costs associated with computer software and website development for the three- and nine-month periods ended September 30, 2012 of $142,000 and $434,000, respectively, and for the three- and nine-month periods ended September 30, 2013 of $142,000 and $425,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the VeriWise  TM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $69,000 and $7,000 for such projects for the nine-month periods ended September 30, 2012 and 2013, respectively.

NOTE 10 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company, which include identifiable intangible assets from the acquisition of Didbox Ltd., PowerKey (the industrial vehicle monitoring products division of International Electronics, Inc. acquired by the Company in 2008) and AI as of December 31, 2012 and September 30, 2013:

September 30, 2013	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(508,000)	$981,000
Tradename	5	200,000	(150,000)	50,000
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(39,000)	11,000
Workforce	5	33,000	(26,000)	7,000
Customer relationships	5	4,499,000	(3,376,000)	1,123,000

		6,505,000	(4,333,000)	2,172,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		135,000	-	135,000

		239,000	-	239,000

Total		$6,744,000	$(4,333,000)	$2,411,000

December 31, 2012	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(406,000)	$1,083,000
Tradename	5	200,000	(120,000)	80,000
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(32,000)	18,000
Workforce	5	33,000	(21,000)	12,000
Customer relationships	5	4,499,000	(2,701,000)	1,798,000

		6,505,000	(3,514,000)	2,991,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		135,000	-	135,000

		239,000	-	239,000

Total		$6,744,000	$(3,514,000)	$3,230,000

Amortization expense for the three- and nine-month periods ended September 30, 2012 was $293,000 and $877,000, respectively, and for the three- and nine-month periods ended September 30, 2013 was $273,000 and $819,000, respectively. Future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

October - December 2013	$273,000
2014	1,086,000
2015	135,000
2016	135,000
2017	135,000

There have been no changes in the carrying amount of goodwill from January 1, 2013 to September 30, 2013.

NOTE 11 - STOCK-BASED COMPENSATION

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

The Company recognizes all employee share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $155,000 and $457,000, respectively, for the three- and nine-month periods ended September 30, 2012 and $120,000 and $444,000, respectively, for the three- and nine-month periods ended September 30, 2013, in connection with awards made under the stock option plans.

The following table summarizes the activity relating to the Company’s stock options for the nine-month period ended September 30, 2013:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,568,000	$7.33
Granted	367,000	5.63
Exercised	(63,000)	3.41
Expired	(25,000)	5.89
Forfeited	(53,000)	5.13

Outstanding at end of period	2,794,000	$7.24	5 years	$2,942,000

Exercisable at end of period	1,925,000	$8.19	3 years	$2,062,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	September 30,
	2012	2013

Expected volatility	44%	44.4% - 54.8%
Expected life of options	3.0 years	4.0 - 5.0 years
Risk free interest rate	1%	1%
Dividend yield	0%	0%
Weighted average fair value of options granted during the period	$1.81	$2.17

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the nine-month periods ended September 30, 2012 and 2013 was $566,000 and $537,000, respectively. The total intrinsic value of options exercised during the nine-month periods ended September 30, 2012 and 2013 was $70,000 and $199,000, respectively.

As of September 30, 2013, there was approximately $1,118,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.97 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the nine-month period ended September 30, 2013 is as follows:

		Weighted-
		Average
	Non-vested	Grant Date
	Shares	Fair Value

Restricted stock, non-vested, beginning of year	293,000	$3.79
Granted	101,000	5.67
Vested	(165,000)	3.24
Forfeited	(11,000)	4.92

Restricted stock, non-vested, end of period	218,000	$5.02

The Company recorded stock-based compensation expense of $124,000 and $383,000, respectively, for the three- and nine-month periods ended September 30, 2012 and $120,000 and $393,000, respectively, for the three- and nine-month periods ended September 30, 2013, in connection with restricted stock grants. As of September 30, 2013, there was $650,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 1.80 years.

Performance Shares

The Company grants performance shares to key employees pursuant to the 2007 Equity Compensation Plan, as amended. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period from the date of issuance, with the ability to achieve prorated performance shares during interim annual measurement periods. The annual measurement period is based on a trading day average of the Company’s stock after the announcement of annual results. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the three- and nine-month periods ended September 30, 2012 and 2013 was insignificant.

The following table summarizes the activity relating to the Company’s performance shares for the nine-month period ended September 30, 2013:

Non-vested
Shares

Performance shares, non-vested, beginning of year	134,000
Granted	-
Vested	-
Forfeited	(50,000)

Performance shares, non-vested, end of period	84,000

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

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder.  The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of September 30, 2013, the Company has not yet been requested to file such a registration statement.

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

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Warrant Shares pursuant to any exercise of the Warrants. As of September 30, 2013, the Company has sufficient shares reserved.

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

Shares withheld

During the nine-month periods ended September 30, 2012 and 2013, 51,000 and 46,000 shares, respectively of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $247,000 and $245,000, respectively.

NOTE 12 - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Net income (loss) per share for the three- and nine-month periods ended September 30, 2012 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Basic income (loss) per share
Net income (loss)	$2,167,000	$(76,000)	$(1,546,000)	$(4,405,000)

Weighted-average shares outstanding, basic	11,768,000	11,930,000	11,730,000	11,886,000

Basic net income (loss) per share	$0.18	$(0.01)	$(0.13)	$(0.37)

Diluted (loss) income per share
Net income (loss)	$2,167,000	$(76,000)	$(1,546,000)	$(4,405,000)

Weighted-average shares outstanding, basic	11,768,000	11,930,000	11,730,000	11,886,000

Dilutive effect of stock options and restricted stock	373,000	-	-	-

Weighted-average shares outstanding, diluted	12,141,000	11,930,000	11,730,000	11,886,000

Diluted net income (loss) per share	$0.18	$(0.01)	$(0.13)	$(0.37)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance shares awards. For the three- and nine-month periods ended September 30, 2012, 1,953,000 and 3,097,000, respectively, outstanding stock options, warrants and shares of restricted stock and performance shares were excluded from the computation of diluted earnings per share since the effect from the potential exercise of outstanding stock options, warrants and vesting of shares of restricted stock and performance shares would have been anti-dilutive. For the three- and nine-month periods ended September 30, 2013, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 3,197,000 would have been anti-dilutive.

NOTE 13- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2012	September 30, 2013

Accounts payable	$3,833,000	$5,292,000
Accrued warranty	520,000	462,000
Accrued severance		150,000
Accrued compensation	1,182,000	252,000
Other current liabilities	103,000	129,000

	$5,638,000	$6,285,000

Included in accounts payable and accrued expenses at September 30, 2013 is accrued severance of $150,000 to the Company’s former Chief Operating Officer. The accrued severance is payable in equal monthly installments of approximately $17,000.

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2012 and September 30, 2013.

The following table summarizes warranty activity for the nine-month periods ended September 30, 2012 and 2013:

	Nine Months Ended September 30,
	2012	2013

Accrued warranty reserve, beginning of period	$752,000	$520,000
Accrual for product warranties issued	313,000	337,000
Product replacements and other warranty expenditures	(107,000)	(222,000)
Expiration of warranties	(252,000)	(173,000)

Accrued warranty reserve, end of period	$706,000	$462,000

NOTE 14 – CAPITAL LEASE OBLIGATION

In September 2013 the Company acquired certain computer equipment pursuant to a capital lease agreement. Under the lease agreement, during the term, which expires in September 2015, the Company is required to make monthly payments of approximately $14,000, including interest at an annual rate of 12.82%.

NOTE 15 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of September 30, 2013, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

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

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents and investments in securities are carried at fair value. Financing receivables and capital lease obligation are carried at cost, which is not materially different than fair value. Accounts receivable, accounts payable and other liabilities approximate their fair values due to the short period to maturity of these instruments.

NOTE 17 - CONCENTRATION OF CUSTOMERS

Two customers accounted for 19% and 10% of the Company’s revenue during the nine-month period ended September 30, 2013 and 11% and 12% of the Company’s accounts receivable as of September 30, 2013. One customer accounted for 56% of finance receivables as of September 30, 2013.

Two customers accounted for 21% and 16% of the Company’s revenue during the nine-month period ended September 30, 2012. One customer accounted for 14% of the Company’s accounts receivable as of September 30, 2012. One customer accounted for 77% of notes and sales-type lease receivables as of September 30, 2012.

NOTE 18 - STOCK REPURCHASE PROGRAM

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the nine-month period ended September 30, 2013. As of September 30, 2013, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

Previously, on May 3, 2007, the Company had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The 2007 Repurchase Program was terminated by the Board of Directors in March 2012. The Company had purchased a total of approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management.

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

The accumulated balances for each classification of other comprehensive loss are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2013	$(20,000)	$73,000	$53,000
Net current period change	(69,000)	(77,000)	(146,000)

Balance at September 30, 2013	$(89,000)	$(4,000)	$(93,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with the GmbH resulted in translation losses of $(37,000) and $(69,000) for the nine-month periods ended September 30, 2012 and 2013, respectively, which is included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

NOTE 20 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, I.D. Systems GmbH (the “GmbH”), and United Kingdom subsidiary, I.D. Systems (UK) Ltd (“Didbox”), are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for the GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Net revenue	$170,000	$219,000	$932,000	$938,000

Net loss	(160,000)	(112,000)	(227,000)	(258,000)

Total assets of the GmbH were $1,739,000 and $1,607,000 as of December 31, 2012 and September 30, 2013, respectively. The GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for Didbox included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Net revenue	$220,000	$902,000	$992,000	$1,295,000

Net (loss) income	(120,000)	336,000	(7,000)	165,000

Total assets of Didbox were $1,291,000 and $2,138,000 as of December 31, 2012 and September 30, 2013, respectively. Didbox operates in a local currency environment using the British Pound as its functional currency.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions gains (losses) for the three- and nine-month periods ended September 30, 2012 of $(44,000) and $(28,000), respectively, and for the three- and nine-month periods ended September 30, 2013 of $41,000 and $12,000, respectively, are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU provides additional guidance regarding reclassifications out of accumulated other comprehensive income (or AOCI). The new guidance requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The provisions of this ASU are effective prospectively for all interim and annual periods beginning after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial results.

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

Risks to Our Business

During the nine-month period ended September 30, 2013, we generated revenues of $28.6 million, and Wal-Mart Stores, Inc. and the Raymond Corporation accounted for 19% and 10% of our revenues, respectively. During the nine-month period ended September 30, 2012, we generated revenues of $34.0 million, and Avis Budget Group, Inc. and Wal-Mart Stores, Inc. accounted for 21% and 16% of our revenues, respectively.

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

Critical Accounting Policies

For the nine months ended September 30, 2013, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Revenue:
Products	72.8%	62.2%	64.0%	56.1%
Services	27.2	37.8	36.0	43.9

	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of products	34.8	34.4	34.3	33.4
Cost of services	9.7	13.7	12.4	15.9

Total gross profit	55.5	51.9	53.3	50.7

Operating expenses:
Selling, general and administrative expenses	35.3	44.5	49.2	56.3
Research and development expenses	7.1	9.7	9.7	11.7
	42.4	54.2	58.9	68.0

Income (loss) from operations	13.1	(2.3)	(5.6)	(17.3)
Interest income, net	0.7	1.4	1.0	1.7
Other income	0.1	0.1	0.1	0.2

Net income (loss)	13.9%	(0.8)%	(4.5)%	(15.4)%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2012	2013
Product revenue:
Industrial and rental fleet management	$9,758,000	$5,405,000
Transportation asset management	1,515,000	1,561,000
	11,273,000	6,966,000

Services revenue:
Industrial and rental fleet management	1,342,000	1,347,000
Transportation asset management	2,864,000	2,892,000
	4,206,000	4,239,000

	$15,479,000	$11,205,000

REVENUES. Revenues decreased approximately $4.3 million, or 27.6%, to $11.2 million in the three months ended September 30, 2013 from $15.5 million in the same period in 2012. The decrease in revenue is attributable to a decrease in total industrial and rental fleet management revenue of approximately $4.3 million to $6.8 million in 2013 from $11.1 million in 2012 due to a decrease in rental fleet management revenue of approximately $6.7 million from Avis Budget Group, Inc., representing revenue from the delivery of 20,000 units under SOW#1 in 2012 which was partially offset by an increase in industrial fleet management revenue of $2.4 million. Transportation asset management revenue increased approximately $0.1 million to $4.5 million in 2013 from $4.4 million in 2012.

Revenues from products decreased approximately $4.3 million, or 38.2%, to $7.0 million in the three months ended September 30, 2013 from $11.3 million in the same period in 2012. Industrial and rental fleet management product revenue decreased approximately $4.4 million to $5.4 million in 2013 from $9.8 million in 2012. Transportation asset management product increased approximately $0.1 million in the three months ended September 30, 2013 to $1.6 million from $1.5 million in the same period in 2012. The decrease in product revenue resulted principally from a decrease in revenue from Avis Budget Group, Inc. of $7.0 million from the delivery of 20,000 units under SOW#1 in 2012 partially offset by increased product sales of $0.6 million to the Raymond Corporation, $0.8 million to Caterpillar Inc., $0.5 million to Linde Creighton Ltd. and $0.4 million to General Electric Co.

Revenues from services of $4.2 million in the three months ended September 30, 2013 remained generally consistent with 2012 revenue. Industrial and rental fleet management service revenue of approximately $1.3 million in 2013 remained generally consistent with 2012 revenue. Transportation asset management service revenue of approximately $2.9 million in 2013 remained generally consistent with 2012 revenue.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2012	2013
Cost of products:
Industrial and rental fleet management	$4,038,000	$2,861,000
Transportation asset management	1,347,000	992,000
	5,385,000	3,853,000

Cost of services:
Industrial and rental fleet management	671,000	709,000
Transportation asset management	826,000	826,000
	1,497,000	1,535,000

	$6,882,000	$5,388,000

COST OF REVENUES. Cost of revenues decreased approximately $1.5 million, or 21.7%, to $5.4 million in the three months ended September 30, 2013 from $6.9 million for the same period in 2012. The decrease is principally attributable to a decrease in product revenue. Gross profit was $5.8 million in 2013 compared to $8.6 million in 2012. As a percentage of revenues, gross profit decreased to 51.9% in 2013 from 55.5% in 2012.

Cost of products decreased approximately $1.5 million, or 28.4%, to $3.9 million in the three months ended September 30, 2013 from $5.4 million in the same period in 2012. Gross profit for products was $3.1 million in 2013 compared to $5.9 million in 2012. The industrial and rental fleet management gross profit decreased approximately $3.2 million to $2.5 million in 2013 from $5.7 million in 2012. The transportation asset management gross profit increased approximately $0.4 million to $0.6 million in 2013 from $0.2 million in 2012. As a percentage of product revenues, gross profit decreased to 44.7% in 2013 from 52.2% in 2012. The decrease in gross profit as a percentage of product revenue was due to a decrease in the industrial and rental fleet management gross profit percentage to 47.1% in 2013 from 58.6% in 2012, partially offset by an increase in the transportation asset management product revenue gross profit percentage to 36.5% in 2013 from 11.1% in 2012. The decrease in the industrial and rental fleet management gross profit percentage  was primarily due to a decrease in revenues generated from products that have a higher gross margin sold to a customer in 2012, and an increase in revenue generated from products sold to channel partners, which have a lower gross margin, in 2013. The increase in the transportation asset management product revenue gross profit percentage was primarily due to a reduction of expedited shipping costs incurred in 2012.

Cost of services of $1.5 million in the three months ended September 30, 2013 remained generally consistent with cost of services in the same period in 2012. Gross profit for services of $2.7 million in 2013 remained generally consistent with the 2012 gross profit. The industrial and rental fleet management gross profit decreased approximately $0.1 million to $0.6 million in 2013 from $0.7 million in 2012. The transportation asset management gross profit increased approximately $0.1 to $2.1 million in 2013 from $2.0 million in 2012. As a percentage of service revenues, gross profit decreased to 63.8% in 2013 from 64.4% in 2012. The decrease in gross profit as a percentage of service revenue was due to a decrease in the industrial and rental fleet management gross profit percentage to 47.4% in 2013 from 50.0% in 2012, partially offset by an increase in the transportation asset management gross profit percentage to 71.4% in 2013 from 71.2% in 2012. The decrease in the industrial and rental fleet management gross profit margin was principally due to an increase in communication expenses from cellular overage charges incurred due to an increase in the amount of cellular data used in 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by approximately $0.5 million, or 8.9%, to $5.0 million in the three months ended September 30, 2013 compared to $5.5 million in the same period in 2012. The decrease was due primarily to a decrease of approximately $0.4 million in bonus and commission expense due to lower revenue. As a percentage of revenues, selling, general and administrative expenses increased to 44.5% in the three months ended September 30, 2013 from 35.3% in the same period in 2012, primarily due to the decrease in revenues in 2013.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of approximately $1.1 million in the three months ended September 30, 2013 remained consistent with research and development expenses in the same period in 2012. As a percentage of revenues, research and development expenses increased to 9.7% in the three months ended September 30, 2013 from 7.1% in the same period in 2012, primarily due to the decrease in revenues in 2013.

INTEREST INCOME. Interest income increased by $44,000, or 37.9%, to $160,000 in the three months ended September 30, 2013 from $116,000 in the same period in 2012. This increase was attributable primarily to increased interest income from notes and lease receivables.

NET LOSS. Net loss was $0.08 million, or $(0.01) per basic and diluted share, for the three months ended September 30, 2013 as compared to net income of $2.2 million, or $0.18 per basic and diluted share, for the same period in 2012. The increase in the net loss was due primarily to the reasons described above.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth our revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2012	2013
Product revenue:
Industrial and rental fleet management	$17,237,000	$11,527,000
Transportation asset management	4,508,000	4,517,000
	21,745,000	16,044,000

Services revenue:
Industrial and rental fleet management	3,577,000	3,953,000
Transportation asset management	8,650,000	8,592,000
	12,227,000	12,545,000

	$33,972,000	$28,589,000

REVENUES. Revenues decreased approximately $5.4 million, or 15.8%, to $28.6 million in the nine months ended September 30, 2013 from $34.0 million in the same period in 2012. The decrease in revenue is attributable to a decrease in total industrial and rental fleet management revenue of approximately $5.3 million to $15.5 million in 2013 from $20.8 million in 2012 due to a decrease in rental fleet management revenue of approximately $6.2 million from Avis Budget Group, Inc., representing revenue from the delivery of 20,000 units under SOW#1 in 2012 which was partially offset by an increase in industrial fleet management revenue of $0.9 million. Transportation asset management revenue decreased approximately $0.1 million to $13.1 million in 2013 from $13.2 million in 2012.

Revenues from products decreased approximately $5.7 million, or 26.2%, to $16.0 million in the nine months ended September 30, 2013 from $21.7 million in the same period in 2012. Industrial and rental fleet management product revenue decreased by approximately $5.7 million to $11.5 million in 2013 from $17.2 million in 2012. Transportation asset management product revenue of approximately $4.5 in 2013 remained generally consistent with 2012 revenue. The decrease in product revenue resulted principally from a decrease in revenue from Avis Budget Group, Inc. of $7.0 million from the delivery of 20,000 units under SOW#1 in 2012, partially offset by increased product sales of $1.5 million to the Raymond Corporation, $0.8 million to Caterpillar Inc. and $0.5 million to Linde Creighton Ltd.

Revenues from services increased approximately $0.3 million, or 2.6%, to $12.5 million in the nine months ended September 30, 2013 from $12.2 million in the same period in 2012. Industrial and rental fleet management service revenue increased approximately $0.4 million to $4.0 million in 2013 from $3.6 million in 2012 principally due to an increase in revenue from Avis Budget Group, Inc. from services related to the units under SOW#1. Transportation asset management service revenue decreased approximately $0.1 million to $8.6 million in 2013 from $8.7 million 2012.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2012	2013
Cost of products:
Industrial and rental fleet management	$7,841,000	$6,358,000
Transportation asset management	3,817,000	3,194,000
	11,658,000	9,552,000

Cost of services:
Industrial and rental fleet management	1,621,000	1,970,000
Transportation asset management	2,600,000	2,564,000
	4,221,000	4,534,000

	$15,879,000	$14,086,000

COST OF REVENUES. Cost of revenues decreased by $1.8 million, or 11.3%, to $14.1 million in the nine months ended September 30, 2013 from $15.9 million for the same period in 2012. The decrease is principally attributable to a decrease in product revenue in 2013. Gross profit was $14.5 million in 2013 compared to $18.1 million in 2012. As a percentage of revenues, gross profit decreased to 50.7% in 2013 from 53.3% in 2012.

Cost of products decreased by $2.1 million, or 18.1%, to $9.6 million in the nine months ended September 30, 2013 from $11.7 million in the same period in 2012. Gross profit for products was $6.5 million in 2013 compared to $10.1 million in 2012. The decrease in gross profit was attributable to a $4.2 million decrease in the industrial and rental fleet management gross profit to $5.2 million in 2013 from $9.4 million in 2012, partially offset by a $0.6 million increase in the transportation asset management gross profit to $1.3 million in 2013 from $0.7 million in 2012. As a percentage of product revenues, gross profit decreased to 40.5% in 2013 from 46.4% in 2012. The decrease in gross profit as a percentage of product revenue was due to a decrease in the industrial and rental fleet management gross profit percentage to 44.8% in 2013 from 54.5% in 2012, which  was primarily due to a decrease in revenues generated from products that have a higher gross margin sold to a customer in 2012, and an increase in revenue generated from products sold to channel partners, which have a lower gross margin, in 2013. This decrease in the industrial and rental fleet management gross profit margin was partially offset by an increase in the transportation asset management product revenue gross profit percentage to 29.3% in 2013 from 15.3% in 2012, which was principally due to a reduction of expedited shipping costs incurred in 2012.

Cost of services increased by $0.3 million, or 7.4%, to $4.5 million in the nine months ended September 30, 2013 from $4.2 million in the same period in 2012. Gross profit for services of approximately $8.0 million in 2013 remained generally consistent with the 2012 gross profit. The industrial and rental fleet management gross profit of approximately $2.0 million in 2013 remained consistent with the 2012 gross profit. The transportation asset management gross profit of approximately $6.0 million in 2013 remained consistent with the 2012 gross profit of $6.1 million. As a percentage of service revenues, gross profit decreased to 63.9% in 2013 from 65.5% in 2012. The decrease in gross profit as a percentage of service revenue was due to a decrease in the industrial and rental fleet management gross profit percentage to 50.2% in 2013 from 54.7% in 2012. The transportation asset management gross profit percentage of 70.2% in 2013 remained relatively consistent with the gross profit percentage of 69.9% in 2012. The decrease in the industrial and rental fleet management gross profit margin was principally due to an increase in communication expenses from cellular overage charges incurred due to an increase in the amount of cellular data used in 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by approximately $0.6 million, or 3.8%, to $16.1 million in the nine months ended September 30, 2013 compared to $16.7 million in the same period in 2012. The decrease was due primarily to a decrease of approximately $0.7 million in bonus and commission expense due to lower revenue. As a percentage of revenues, selling, general and administrative expenses increased to 56.3% in the nine months ended September 30, 2013 from 49.2% in the same period in 2012, primarily due to the decrease in revenues in 2013.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of approximately $3.3 million in the nine months ended September 30, 2013 remained consistent with research and development expenses in the same period in 2012. A decrease in payroll-related and stock-based compensation expense of $0.4 million due to a decrease in the number of employees was principally offset by an increase in new product development expenses of approximately $0.4 million, principally for the development of our next generation industrial fleet management and intermodal container products and enhancements to our satellite transportation product and customer interfaces. As a percentage of revenues, research and development expenses increased to 11.7% in the nine months ended September 30, 2013 from 9.7% in the same period in 2012, primarily due to the decrease in revenues in 2013.

INTEREST INCOME. Interest income increased by $149,000, or 44.5%, to $484,000 in the nine months ended September 30, 2013 from $335,000 in the same period in 2012. This increase was attributable primarily to increased interest income from notes and lease receivables.

NET LOSS. Net loss was $4.4 million, or $(0.37) per basic and diluted share, for the nine months ended September 30, 2013 as compared to net loss of $1.5 million, or $(0.13) per basic and diluted share, for the same period in 2012. The increase in the net loss was due primarily to the reasons described above.

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

Operating Activities

Net cash used in operating activities was $1.9 million for the nine-month period ended September 30, 2013, compared to net cash used in operating activities of $6.1 million for the same period in 2012. The net cash used in operating activities for the nine-month period ended September 30, 2013 reflects a net loss of $4.4 million and includes non-cash charges of $0.8 million for stock-based compensation and $1.6 million for depreciation and amortization expense. Changes in working capital items included:

⋅ proceeds of $0.7 million from the sale of NJ NOLs;

⋅ an increase in accounts receivable of $0.9 million;

⋅ an increase in finance receivables of $0.9 million;

⋅ an increase in deferred revenue of $1.0 million; and

⋅ an increase in accounts payable and accrued expenses of $0.2 million, primarily due to the timing of payments to our vendors and accrued compensation.

Investing Activities

Net cash provided by investing activities was $4.4 million for nine-month period ended September 30, 2013, compared to net cash provided by investing activities of $2.6 million for the same period in 2012. The change from the same period in 2012 was primarily due to an increase in net maturities of investments of $1.9 million in 2013 from 2012.

Financing Activities

Net cash provided by financing activities was $0.2 for the nine-month period ended September 30, 2013 compared to net cash used in financing activities of $0.1 million for the same period in 2012. The change from the same period in 2012 was primarily due to $0.2 million used for the repurchase of shares under our share repurchase program in 2012.

Liquidity and Capital Resources

Historically, except for our line of credit borrowing of $12.9 million in the first quarter of 2009 (which was repaid in full in July 2010), our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. In addition, on August 22, 2011, we received approximately $4.6 million from Avis Budget Group from the sale of 1,000,000 shares of the Company’s common stock, and a warrant to purchase up to 600,000 shares of our common stock. The warrant is immediately exercisable with respect to 100,000 shares and will become exercisable for the remaining 500,000 shares upon execution of SOW#2 under the Master Agreement entered into by the Company and Avis Budget Car Rental, LLC, a subsidiary of Avis Budget Group, Inc. As of September 30, 2013, we had cash, cash equivalents and marketable securities of $13.6 million and working capital of $21.0 million, compared to cash, cash equivalents and marketable securities of $15.8 million and working capital of $19.9 million as of December 31, 2012.

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

On September 30, 2013, the Company entered into an equipment lease for computer equipment. The lease is payable in 24 monthly installments of approximately $14,000, including interest at an annual rate of 12.82%. The term of the lease commenced in September 2013 and expires in September 2015. The Company has the option to purchase the equipment for $1.00 at the end of the term of the lease.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2013, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except as noted below.

On September 30, 2013, the Company entered into an equipment lease for computer equipment. The lease is payable in 24 monthly installments of approximately $14,000, including interest at an annual rate of 12.82%.  The term of the lease commenced in September 2013 and expires in September 2015. The Company has the option to purchase the equipment for $1.00 at the end of the term of the lease.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of September 30, 2013, we had cash, cash equivalents and marketable securities of $13.6 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of September 30, 2013, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

Item 4. Controls and Procedures

a. Disclosure controls and procedures.

During the quarter ended September 30, 2013, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of September 30, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of September 30, 2013 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

We reviewed our internal control over financial reporting at September 30, 2013. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of November 14, 2013, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part 1, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended September 30, 2013, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended September 30, 2013. As the table indicates, the Company did not make any share repurchases during the quarterly period ended September 30, 2013.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2013 - July 31, 2013	8,000	(1)	$5.15	-	$1,660,000
August 1, 2013 - August 31, 2013	-		-	-	1,660,000
September 1, 2013 - September 30, 2013	-		-	-	1,660,000

Total	8,000	(1)	$5.15	-	$1,660,000

(1) Includes 8,000 shares of common stock withheld for taxes due upon vesting of restricted stock awards during July 2013.

In addition, on May 3, 2007, the Company previously had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The 2007 Repurchase Program was terminated by the Board of Directors in March 2012. The Company purchased approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

10.1	Separation and General Release Agreement, dated as of July 19, 2013, between I.D. Systems, Inc. and Darryl Miller.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1305 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*      Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I.D. SYSTEMS, INC.

Date: November 14, 2013	By:	/s/ Jeffrey M. Jagid
Jeffrey M. Jagid
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Separation and General Release Agreement, dated as of July 19, 2013, between I.D. Systems, Inc. and Darryl Miller.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1305 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*      Furnished herewith.

