Form 10-K
period 2013-12-31
ID SYSTEMS INC
filed 2014-03-28
CIK 49615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $53.6 million.

The number of shares of the registrant’s Common Stock outstanding as of March 20, 2014, was 12,204,171 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement For the Registrant’s 2014 Annual Meeting of Stockholders	Part III

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

Note Regarding Trademarks

I.D. Systems has, or has applied for, trademark protection for I.D. Systems, Inc.®, Vehicle Asset Communicator®, ChaMP®, Wireless Asset Net TM, AvRamp®, Opti-Kan®, WiFree®, Intelli-Listening TM, SecureStream®, PowerFleet®, INTELLIPOINT®, PowerKeyTM and VeriWise TM.

Item 1. Business

Overview

I.D. Systems, Inc. was incorporated in the State of Delaware in 1993. I.D. Systems, Inc. (together with its subsidiaries, “I.D. Systems,” the “Company,” “we,” “our” or “us”) develops, markets and sells wireless machine-to-machine (“M2M”) solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles such as forklifts and airport ground support equipment, rental vehicles, and transportation assets such as dry van trailers, refrigerated trailers, railcars and containers. Our patented systems utilize radio frequency identification (RFID), Wi-Fi, satellite or cellular communications, and sensor technology and software to address the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, productivity and efficiency of their operations.

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

To provide an even deeper layer of insights into asset operations, we have developed a cloud-based software tool called I.D. Systems Analytics (“Analytics”), which is designed to provide a single, integrated view of asset activity across multiple locations, generating enterprise-wide benchmarks and peer-industry comparisons. Analytics determines key performance indicators (“KPIs”) relating to the performance of managed assets.  Values for the KPIs may then be calculated and used to identify cost benefit measurements which translate the KPI values into monetized metrics.  We expect that our growing database from monitored assets will allow us to create industry benchmarks that can be used to tell our customers how they are performing compared to their peers. We look for Analytics to make a growing contribution to revenue, further differentiate and add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve.

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

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, transportation, aviation, aerospace and defense, homeland security and vehicle rental. Based on revenues for 2013, our top customers were Wal-Mart Stores, Inc. and the Raymond Corporation, a global provider of lift trucks, forklifts and material handling technology.

Our Solutions

We design and implement wireless M2M asset management solutions that deliver an enterprise-level return on investment for our customers. Our solutions can be categorized as either closed-loop systems for managing campus-based assets, or mobile systems for managing remote, “over-the-road” assets.

Closed-Loop, Campus-Based Asset Management Solutions

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

To help reduce fleet maintenance costs, our PowerFleet and PowerBox systems are able to automate and enforce preventative maintenance scheduling by:

•	wirelessly uploading usage data from each vehicle;

•	defining various intervals and criteria for performing preventative maintenance;

•	automatically prioritizing maintenance events based on weighted, user-defined variables;

•	reporting in advance on vehicles with impending preventative maintenance events coming due;

•	automatically sending reminders to individual vehicles or operators via the system’s text messaging module; and

•	enabling remote lock-out of vehicles overdue for maintenance.

The PowerFleet® system also enables maintenance personnel to locate and retrieve vehicles due for service via the system’s optional graphical viewer software, and can provide automatic data feeds to our customers’ existing enterprise maintenance software systems.

A specialized application of our solution in the industrial fleet management and security market is vehicle security, particularly at airports, seaports and other areas of critical infrastructure. The Aviation and Transportation Security Act of 2001 mandates security for aircraft servicing equipment, including aircraft tow tractors, baggage tugs, cargo loaders, catering vehicles and fuel trucks. The airport market-specific version of our system is called AvRamp®, referencing the aviation industry and the ramp area at airports in which aircraft servicing equipment operates. To date, the most significant commercial deployment of the AvRamp system has been on fleets of aircraft ground support equipment at Chicago O’Hare International Airport and Dallas-Fort Worth International Airport for AMR Corporation (American Airlines and American Eagle Airlines).

Remote, “Over-the-road” Transportation Asset Management Solutions

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

In addition, we provide a wireless solution for the relatively new concept of “car sharing”, whereby a rental car company (i) positions vehicles strategically around cities, universities and corporate campuses for shared use by its members, (ii) remotely controls the vehicles, (iii) manages member reservations by smart phone or Internet, and (iv) charges members for vehicle use by the hour. The entire process – from remotely controlling the car door locks to tracking car mileage and fuel consumption to billing for the transaction – is automatically conducted by an integration of wireless vehicle management technology and the rental company’s fleet management software.

On August 22, 2011 (the “Effective Date”), we entered into a Master Software License, Information Technology Services and Equipment Purchase Agreement (the “Master Agreement”) with Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group, Inc. (“Avis Budget Group”), for our system relating to RFID-enabled rental car management and virtual location rental (collectively, the “System”). The order was placed pursuant to a statement of work (“SOW”) issued under the Master Agreement and related agreements with ABCR. The Master Agreement, governs the terms and conditions of the sales and license, and orders for hardware and for other related services will be contained in SOWs issued pursuant to the Master Agreement.

Under the terms of SOW#1, which was executed on the Effective Date, ABCR agreed to pay us not less than $14,000,000 for the System and Maintenance Services, which covers 25,000 units (and relates to a limited subset of ABCR’s total fleet during this initial phase of the Master Agreement). ABCR also has an option to proceed with SOW#2, which has a term of 60 months, pursuant to which, if executed, we would sell additional units to ABCR. If ABCR elects to purchase such additional units, then ABCR affiliates and franchisees would have the right to purchase the System from us on substantially the same terms and conditions as those set forth in the Master Agreement. As of December 31, 2013, we had deployed a cumulative total of approximately 30,000 devices for Avis Budget Group in North America, which includes devices delivered under SOW#1 as well as 5,000 devices delivered prior to the execution of SOW#1.

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

The Master Agreement provided for a period of exclusivity (the “Exclusivity Period”) commencing on the Effective Date and ending twelve (12) months after delivery of the 5,000th new unit pursuant to SOW#1. The Company and ABCR amended the Master Agreement to extend the Exclusivity Period, which was then scheduled to expire on July 31, 2013, to September 30, 2013. Although the Exclusivity Period expired, the Company and ABCR continue to negotiate for the expansion of the deployment across a larger segment of ABCR’s global fleet; however, there can be no assurance that they will enter into a definitive agreement.

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

On August 1, 2013, we entered into a memorandum of understanding (the “MOU”) with respect to ABCR’s engagement of us to develop a next generation of in-vehicle wireless technology which could be used for applications, including “car sharing”, connected car and automated vehicle returns across ABCR’s entire fleet or portions thereof. Under the MOU, we agreed to attempt to negotiate an amendment to the Master Agreement and certain related agreements to reflect ABCR’s engagement of us and to extend the Exclusivity Period until September 30, 2013, at which time the exclusivity period expired.

In October 2013, we announced that while we were continuing to negotiate with ABCR on further expansion of our technology across their global fleet, we had not yet reached a definitive agreement to do so. Nevertheless, we are committed to bringing I.D. Systems’ patented technology to the global rental car market, where we believe there is growing demand for smarter vehicles that require less human support to rent to a wider range of consumers. We are also committed to vigorously protecting our intellectual property in the rental car management space.

Also on the Effective Date, in connection with the Master Agreement, we entered into a Purchase Agreement with Avis Budget Group, pursuant to which Avis Budget Group purchased from us, for an aggregate purchase price of $4,604,500, (i) 1,000,000 shares (the “Shares”) of our common stock, and (ii) a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of our common stock (the “Warrant Shares”) at an exercise price of $10.00 per share. The Warrant is exercisable (x) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (y) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which ABCR, the Avis entity that is the counterparty under the Master Agreement, executes and delivers to us SOW#2 (described below), and on or before the fifth (5th) anniversary of the Effective Date. The fair value of the Warrant with respect to 100,000 of the Warrant Shares of approximately $137,000 was recorded as a sales incentive in the Condensed Consolidated Statement of Operations.

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

Growth Strategy

Our objective is to become a leading global provider of wireless solutions for managing and securing enterprise assets. To achieve this goal, we intend to:

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

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended December 31,
	2011	2012	2013

Industrial and rental fleet management	$22,131,000	$27,070,000	$22,089,000
Transportation asset management	17,161,000	17,565,000	17,857,000
	$39,292,000	$44,635,000	$39,946,000

Closed-Loop, Campus-Based Fleet Management Products

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

Our vehicle management systems are available as either Company- or customer-hosted solutions to meet a wide range of customer needs and information technology requirements. Our Company-hosted solutions utilize I.D. Systems’ commercial data center.

Remote, “Over-the-road” Transportation Asset Management Products

On-Asset Hardware. We offer several hardware configurations to address different remote asset types (e.g., dry van trailers, refrigerated trailers, domestic containers, chassis, and railcars), as well as customer-specific requirements. Our on-asset hardware options contain:

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

New product development

In 2014, we expect to release our next generation vehicle management system vehicle platform and the expansion of our product line of over-the-road asset management solutions, although we cannot provide any assurance as to when they will become commercially available, if at all:

•	Our fourth-generation of on-asset hardware for industrial vehicles, which we expect to provide benefits to both the Company (primarily through lower costs, easier installation, and expanded functional capabilities) and end users (including a simpler, universal interface with multiple vehicle types, reduced installation time, compatibility with a wider range of driver ID cards, a larger display for vehicle operators, and enhancements to the content and style of the information displayed);

•	Our next generation of VeriWise™ intermodal container tracking systems, which we expect to maximize container fleet utilization and minimize container idle time by providing visibility of loading/unloading events and generating real-time data on load status throughout the shipment cycle; and

•	Our next generation of VeriWise™ satellite trailer tracking systems, which are designed to reduce device installation time, enhance device power management to extend battery life, and reduce our customers’ total cost of system ownership.

In December 2013, as part of a strategic review and in response to the expected engineering releases of our new products and/or new components, the Company evaluated its product life cycle expectations as it relates to inventory on hand as of December 31, 2013.  With the expected release of the Company’s next generation vehicle management systems vehicle platform, the VAC4, and expansion of the Company’s product line of over-the-road asset management solutions, the Company made the strategic decision to discontinue offering the Powerkey and prior models of the satellite intermodal and rail product lines for sale to new customers in 2014. As a result of the strategic review of its products line, the Company recorded a $2,066,000 inventory reserve for slow-moving and obsolete inventory in December 2013.

Sales and Marketing

Our sales and marketing objective is to achieve broad market penetration, with an emphasis both on expanding business opportunities with existing customers and on securing new customers.

We market our systems directly to commercial and government organizations and through indirect sales channels, such as original equipment manufacturers and industrial equipment dealers. In addition, we are actively pursuing strategic relationships with key companies in our target markets – including complementary hardware and software vendors and service providers – to further penetrate these markets by embedding our products in the assets our systems monitor and integrating our solutions with other systems.

We sell our systems to both executive and division-level management. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization.

We work closely with customers to help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments.

We offer our customers lease financing to facilitate the purchase of our equipment.

Customers

We market and sell our wireless solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, retail, shipping, freight transportation, heavy industry, wholesale distribution, aerospace and defense, homeland security, and vehicle rental.

During the year ended December 31, 2013, we generated revenues of $39.9 million with Wal-Mart Stores, Inc. and the Raymond Corporation, accounting for 18% and 10%, respectively, of our revenues. During the year ended December 31, 2012, we generated revenues of $44.6 million with Avis Budget Group, Inc. and Wal-Mart Stores, Inc., accounting for 18% and 15%, respectively, of our revenues. During the year ended December 31, 2011, we generated revenues of $39.3 million, with Wal-Mart Stores, Inc., Avis Budget Group, Inc., and Ford Motor Company, accounting for 17%, 11% and 10%, respectively, of our revenues.

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

In each of our markets, we encounter different competitors due to the dynamics of each segment. In the industrial fleet management market, we are not aware of any competitors that can provide the precise capabilities of our systems due to our intellectual property and proprietary solutions; however, competitors do provide similar solutions that seek to address the same customer needs that our products address. Those companies include both emerging companies with limited operating histories, such TotalTrax Inc., and SpeedShield, a unit of Automotion Control Systems Pty. Ltd., and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Crown Equipment Corp.

In the rental fleet management market, our solutions for traditional airport-based rental fleet management compete primarily against existing handheld devices, which are used widely by vehicle rental companies. Currently, the principal handheld device providers we compete against include Motorola and Intermec. Our solutions for remote, decentralized rental fleet management compete primarily with companies in the car sharing market such as Hertz, Enterprise, Zipcar and City Car Share.  Large system integrators and several of the national cellular wireless providers have started to offer solutions, which package third party hardware, firmware and software, that compete with our solutions. In the markets for both types of rental fleet solutions, our competitive position is differentiated by our patented product offering - a fully automated, readily installed, and cost-effective car rental system.

In the remote transportation asset management market, we compete against several established competitors, including Omnitracs, LLC, SkyBitz, Inc., and Par Technology Corporation, StarTrak Systems, LLC and Ameriscan (which were acquired by Orbcomm Inc.) and Fleet Locate. We attempt to differentiate our solutions in this segment by offering a choice of communication mode (satellite or cellular), patented battery management technology, sensor options (door, cargo, tractor ID), and installation configurations (dry van trailers, refrigerated trailers, domestic containers, flatbed trailers, covered hopper and tanker railcars, and chassis).

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

We spent $3.5 million, $4.3 million, and $4.4 million for research and development during the years ended December 31, 2011, 2012, and 2013, respectively.

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

In 2013, we focused our research and development investments in several key areas:

•	the development of our next-generation vehicle management system platform, the VAC4, which simplifies installation and support requirements, in order to stimulate more widespread use of our technology on a broader range of equipment;

•	the development of business intelligence and data analytics tools to quantify and simplify customer benefit achievement, within a single deployed facility, across an enterprise and throughout an industry;

•	the further enhancement of our rental car management product to meet new customer requirements;

•	the expansion of our product line of over-the-road asset management solutions, including products tailored towards intermodal containers and chassis;

•	the improvement in the performance, stability and user experience associated with each of our software solutions; and

•	the continued development of specific features and data interfaces for our solutions to meet the individual requirements of large customers.

Specifically in 2013, we initiated development of three key products, expected to be available commercially in 2014, although we cannot provide any assurance as to when they will become commercially available, if at all:

•	Our fourth-generation of on-asset hardware for industrial vehicles, which we expect to provide benefits to both the Company (primarily through lower costs, easier installation, and expanded functional capabilities) and end users (including a simpler, universal interface with multiple vehicle types, reduced installation time, compatibility with a wider range of driver ID cards, a larger display for vehicle operators, and enhancements to the content and style of the information displayed);

•	Our next generation of VeriWise™ intermodal container tracking systems, which we expect to maximize container fleet utilization and minimize container idle time by providing visibility of loading/unloading events and generating real-time data on load status throughout the shipment cycle; and

•	Our next generation of VeriWise™ satellite trailer tracking systems, which are designed to reduce device installation time, enhance device power management to extend battery life, and reduce our customers’ total cost of system ownership.

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

I.D. Systems has built a portfolio of patents and patent applications relating to various aspects of its technology and products. As of March 15, 2014, I.D. Systems has 18 U.S. patents, 8 pending U.S. patent applications, and 1 pending foreign patent application. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2014 and 2026. I.D. Systems also has foreign patents and pending applications relating to its wireless asset management system, and pending applications relating to its mobile RFID portal. No single patent or patent family is considered material to the I.D. Systems business.

I.D. Systems’ AI subsidiary also utilizes patents to protect aspects of its intellectual property assets. The AI patent portfolio focuses on methods, systems, and devices for managing mobile assets and reducing power consumption in mobile assets. As of March 15, 2014, the AI patent portfolio includes 24 U.S. patents, 2 pending U.S. patent applications and 3 pending foreign patent applications. With timely payments of all maintenance fees, the granted U.S. patents have expiration dates falling between 2014 and 2029. No single patent or family of patents is considered material to the AI business.

Trademarks

We have, or have applied for, trademark protection for I.D. Systems, Inc.®, Vehicle Asset Communicator®, ChaMP®, Wireless Asset Net TM, AvRamp®, Opti-Kan®, WiFree®, Intelli-Listening TM, SecureStream®, PowerFleet®, INTELLIPOINT®, PowerKey TM and VeriWise TM.

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

Manufacturing

We outsource our hardware manufacturing operations to leading contract manufacturers, such as Flextronics International Ltd. This strategy enables us to focus on our core competencies – designing hardware and software systems and delivering solutions to customers – and avoid investing in capital-intensive electronics manufacturing infrastructure. Outsourcing also provides us with the ability to ramp up deliveries to meet increases in demand without increasing fixed expenses.

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

Employees

As of March 17, 2014, we had 104 full-time employees, including 10 employees based in Germany and the United Kingdom. Of our 104 employees, 26 were engaged in customer service, 17 in product development (which includes engineering), 5 in new product management, 9 in operations, 29 in sales and marketing, 4 in information technology and 14 in executive, administration and finance. We believe that our relationships with our employees are good.

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

We incurred net losses of approximately $4.0 million, $2.6 million and $7.5 million for the years ended December 31, 2011, 2012 and 2013, respectively, and have incurred additional net losses since inception. At December 31, 2013, we had an accumulated deficit of approximately $63.6 million. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline.

Our ability to utilize net operating loss carry-forwards may be limited.

The Company has U.S. net operating loss carry-forwards (“NOLs”) that expire through 2033. Section 382 of the Internal Revenue Code imposes an annual limitation on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. Federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

We are highly dependent upon sales of our wireless asset management system to a few customers. The loss of any of these customers, or any material reduction in the amount of our products they purchase, could materially and adversely affect our financial condition and results of operations.

During the year ended December 31, 2013, we generated revenues of $39.9 million with Wal-Mart Stores, Inc. and the Raymond Corporation, accounting for 18% and 10%, respectively, of our revenues. During the year ended December 31, 2012, we generated revenues of $44.6 million with Avis Budget Group, Inc. and Wal-Mart Stores, Inc., accounting for 18% and 15%, respectively, of our revenues. During the year ended December 31, 2011, we generated revenues of $39.3 million with Wal-Mart Stores, Inc., Avis Budget Group, Inc., and Ford Motor Company, accounting for 17%, 11% and 10%, respectively, of our revenues. Some of these and other customers operate in markets that have suffered business downturns in the past few years or may so suffer in the future. The loss of these customers or any material reduction in the amount of our products that these customers purchase, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

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

We may incur additional charges for excess and obsolete inventory, which could adversely affect our cost of sales and gross profit.

While we strive to effectively manage our inventory, due to rapidly changing technology, and uneven customer demand, product cycles tend to be short and the value of our inventory may be adversely affected by changes in technology that affect our ability to sell the products in our inventory. If we do not effectively forecast and manage our inventory, we may need to write off inventory as excess or obsolete, which in turn, can adversely affect our cost of sales and gross profit.

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. During 2013 we recorded a reserve for slow moving or obsolete inventory of $2,066,000. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

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

 We rely significantly on channel partners to sell our products, and disruptions to, or our failure to develop and manage our channel partners would harm our business.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources.  In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel, including investment in systems and training. Those processes and procedures may become increasingly complex and difficult to manage as we grow our organization. We have no minimum purchase commitments from any of our channel partners, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may provide incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our products. Our channel partners may choose not to offer our products exclusively or at all. Establishing relationships with channel partners who have a history of selling our competitors’ products may also prove to be difficult. Our failure to establish and maintain successful relationships with channel partners would harm our business and operating results.

Our Chief Executive Officer resigned, we have appointed an Interim Chief Executive Officer, and we are searching for a permanent replacement.  The uncertainty of this transition could adversely affect customer, vendor, and employee relationships and result in adverse effects on our business and operating results.

Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as our Chief Executive Officer and as Chairman of our Board of Directors.  Effective as of March 21, 2014, Mr. Jagid resigned from our Board of Directors. Our Board of Directors appointed Kenneth S. Ehrman, our President, to also serve as our Interim Chief Executive Officer, pending appointment of a permanent successor.  The resignation of our Chief Executive Officer and/or the presence of an Interim Chief Executive Officer may destabilize our relationships with customers, vendors, and employees, resulting in loss of business, loss of vendor relationships, and the loss of key employees or declines in the productivity of existing employees. The search for a permanent Chief Executive Officer may take many months or more, further exacerbating these factors.  Any or all of these risks could adversely affect our business and operating results.

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

Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer similar approaches to address the customer needs that our products address. Those companies include both emerging companies with limited operating histories, such as TotalTrax, Inc., and SpeedShield, a unit of Automotion Control Systems Pty. Ltd., and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Crown Equipment Corp.

In the rental fleet management market, our solutions for traditional airport-based rental fleet management compete primarily against existing handheld devices, which are used widely by vehicle rental companies. Currently, the principal handheld device providers we compete against include Motorola and Intermec. Our solutions for remote, decentralized rental fleet management compete primarily with companies in the car sharing market such as Hertz, Enterprise, Zipcar and City Car Share.  Large system integrators and several of the national cellular wireless providers have started to offer solutions, which package third party hardware, firmware and software, that compete with our solutions. In the markets for both types of rental fleet solutions, our competitive position is differentiated by our patented car rental system.

In the remote transportation asset management market, we compete against several established competitors, including Omnitracs, LLC, SkyBitz, Inc., and Par Technology Corporation, StarTrack Systems, LLC, and Ameriscan which were acquired by Orbcomm Inc. and Fleet Locate. We attempt to differentiate our solutions in this segment by offering a choice of communication mode (satellite or cellular), patented battery management technology, sensor options (door, cargo, tractor ID), and installation configurations (dry van trailers, refrigerated trailers, domestic containers, flatbed trailers, covered hopper and tanker railcars, and chassis).

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

We may require additional capital in the future to develop and commercialize additional products and technologies or take advantage of other opportunities that may arise, including potential acquisitions. We may seek to raise the necessary funds through public or private equity offerings, debt financings or strategic alliances and licensing arrangements. On May 2, 2013, the SEC declared effective a shelf registration statement on Form S-3 that allows us to raise up to an aggregate of $60.0 million from the sale of common stock, preferred stock, debt securities, subscription rights, warrants and units or any combination of the foregoing. To the extent we raise additional capital by issuing equity securities, our existing stockholders may experience substantial dilution. If additional capital is raised through debt, such debt may subject us to significant restrictive covenants that could affect our ability to operate our business. In addition, we may be required to relinquish rights to our technologies or systems, or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliance, joint venture and licensing arrangements. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs, and our business, financial condition, results of operations and stock price could be materially and adversely affected.

If we do not adequately anticipate and respond to the risks inherent in growing our business internationally, our operating results and the market price of our common stock could be materially and adversely affected.

To date, we have not generated significant revenues outside of North America. As part of our growth strategy, we are seeking ways to expand our operations outside of North America by establishing offices in the United Kingdom and Germany and developing relationships with global distributors to market and sell our systems internationally. For example, as of February 28, 2014, we had five employees in Germany and five in the United Kingdom who market and sell our systems in Europe. There are a number of risks inherent in doing business in international markets, including:

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

As of March 20, 2014, our executive officers and directors beneficially owned, in the aggregate, 12% of our outstanding common stock, not including 1,642,000 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We have 12,204,171 shares of common stock outstanding as of March 20, 2014, of which 10,712,576 shares are freely transferable without restriction, and 1,491,595 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of December 31, 2013, options to purchase 2,790,000 shares of our common stock were issued and outstanding, of which 1,964,000 were vested. The remaining options will vest ratably over a five-year period measured from the date of grant. The weighted-average exercise price of the vested stock options is $8.12. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

The issuance of equity or debt securities under our shelf registration statement could have a negative impact on the price of our common stock.

We have filed a registration statement on Form S-3 that was declared effective by the SEC on May 2, 2013. This registration statement registered up to an aggregate offering price of $60 million in debt and equity securities, including shares of our common stock, preferred stock, debt securities, subscription rights, warrants and units, or any combination of the foregoing.  If we issue all of the securities included in the shelf registration statement, there could be a substantial dilutive effect on our common stock and an adverse effect on the price of our common stock

Interest rate fluctuations may adversely affect our income and results of operations.

As of December 31, 2013, we had cash, cash equivalents and investments of $14.1 million. In a declining interest rate environment, reinvestment typically occurs at less favorable market rates, negatively impacting future investment income. Accordingly, interest rate fluctuations may adversely affect our income and results of operations.

We provide financing to our customers for the purchase of our products, which may increase our credit risks in the event of a deterioration in a customer’s financial condition or in global credit conditions.

We sell our products to a wide range of customers in the commercial and governmental sectors. We provide financing to customers for a portion of such sales. Although these customers are extended credit terms which are approved by us internally, our business could be materially and adversely affected in the event of a deterioration of the financial condition of one or more of our customers that results in such customers’ inability to repay us. This risk may increase during a general economic downturn affecting a large number of our customers or a widespread deterioration in global credit conditions, and in the event our customers do not adequately manage their businesses or properly disclose their financial condition.

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

For the year ended December 31, 2013 the Company recorded a $74,000 impairment charge to its PowerKey tradename and trademark intangible assets which is included in amortization expense. In December 2013, as part of a strategic review, the Company evaluated its product lines for 2014. With the expected release during 2014 of the Company’s next generation vehicle management systems platform, the VAC4, the Company made the strategic decision to discontinue offering the Powerkey product line for sale to new customers in 2014. As result, the Company wrote-off the PowerKey tradename and trademark intangible assets. There were no impairments to the remaining trademark and tradename intangible assets.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is traded on the NASDAQ Global Market under the symbol “IDSY.” The following table sets forth the high and low sales price for our common stock on the NASDAQ Global Market for each fiscal quarter during the years ended December 31, 2013 and 2012.

Quarter Ended	High	Low

2013
March 31, 2013	$6.72	$5.15
June 30, 2013	6.15	4.53
September 30, 2013	6.84	4.90
December 31, 2013	6.50	4.95

2012
March 31, 2012	$6.48	$4.57
June 30, 2012	6.59	3.81
September 30, 2012	5.76	4.10
December 31, 2012	6.50	4.52

Performance Graph.

The following graph shows a five-year comparison of cumulative total shareholder return for (i) the Company, (ii) the NASDAQ Market Index, and (iii) the Morningstar Communication Equipment Index (the “Morningstar Index”).

The graph assumes that $100 was invested in each of the Company’s common stock, the NASDAQ Market Index and the Morningstar Index on December 31, 2008, and that any dividends were reinvested. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	Fiscal Year Ended
COMPANY/INDEX/MARKET	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013

I.D. Systems, Inc.	100.00	(20.74)	4.05	41.62	23.04	(0.52)
NASDAQ Market Index	100.00	45.34	18.13	(0.79)	17.75	40.17
Morningstar Industry Index (1)	100.00	32.29	(0.68)	(17.26)	8.95	27.52

(1)	Morningstar, Inc. reconstituted the Morningstar Communication Equipment Index in the second half of 2010. As a result of such reconstitution, historical returns have been recalculated to reflect the updated composition of that industry index.

Prepared by Zacks Investment Research, Inc.
Index Data: Copyright NASDAQ OMX, Inc. Copyright Morningstar, Inc.

Holders.

As of March 20, 2014, there were 32 holders of record of our common stock.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended December 31, 2013. As the table indicates, the Company did not make any share repurchases during the quarterly period ended December 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

					Approximate Dollar Value
				Total Number of	of
	Total Number			Shares	Shares that May Yet Be
	of			Purchased as Part of	Purchased Under the Plans
	Shares		Average Price	Publicly Announced	or
Period	Purchased		Paid per Share	Plans or Programs	Programs

October 1, 2013- October 31, 2013	2,000	(1)	$6.18	-	$1,660,000
November 1, 2013 - November 30, 2013	1,000	(2)	6.10	-	1,660,000
December 1, 2013 - December 31, 2013	-		-	-	1,660,000

Total	3,000		$6.15	-	$1,660,000

(1) Includes 2,000 shares of common stock withheld for taxes due upon vesting of restricted stock awards during October 2013.

(2) Includes 1,000 shares of common stock withheld for taxes due upon vesting of restricted stock awards during November 2013.

In addition, on May 3, 2007, the Company previously had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The 2007 Repurchase Program was terminated by the Board of Directors in March 2012. Prior to such termination, the Company had purchased approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000, or an average cost of $9.27 per share. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2013:

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining
	Number of Securities to be		available for future
	issued upon exercise of		issuance
	outstanding options,	Weighted-average exercise price	(excluding securities
	warrants	of outstanding options, warrants	reflected
	and rights	and rights	under column (a))
Plan category	(a)	(b)	(c)

Equitycompensationplans approvedbysecurityholders(1)	2,790,000	$7.25	660,000
Equity compensation plans not approved by security holders	-	-	-

Total	2,790,000	$7.25	660,000

(1)	These plans consist of the Company’s 1999 Stock Option Plan, 1999 Director Option Plan, 2007 Equity Compensation Plan and 2009 Non-Employee Director Equity Compensation Plan, which were our only equity compensation plans under which awards were outstanding as of December 31, 2013. Each of our 1999 Stock Option Plan and 1999 Director Option Plan expired in 2009, and no additional awards may be granted thereunder.

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the five years ended December 31, 2013 derived from our audited financial statements. You should read the information in the table below together with the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the 2011, 2021 and 2013 fiscal years, and our financial statements and related notes and the other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2010	2011	2012	2013
Statement of Operations Data:
Revenues	$10,316,000	$25,861,000	$39,292,000	$44,635,000	$39,946,000
Cost of revenues	5,554,000	11,440,000	18,723,000	21,705,000	22,036,000

Gross profit	4,762,000	14,421,000	20,569,000	22,930,000	17,910,000
Operating expenses:
Selling, general and administrative expenses	16,543,000	23,326,000	21,995,000	22,409,000	21,769,000
Research and development expenses	2,604,000	4,429,000	3,534,000	4,341,000	4,389,000

Loss from operations	(14,385,000)	(13,334,000)	(4,960,000)	(3,820,000)	(8,248,000)
Interest income	933,000	675,000	243,000	507,000	635,000
Interest expense	(130,000)	(56,000)	-	-	-
Other income (loss), net	390,000	104,000	287,000	59,000	51,000

Net loss before income taxes	(13,192,000)	(12,611,000)	(4.430,000)	(3,254,000)	(7,562,000)
Income tax benefit - sale of NJ net operating losses			390,000	662,000	63,000

Net loss	$(13,192,000)	$(12,611,000)	$(4,040,000)	$(2,592,000)	$(7,499,000)

Net loss per share - basic and diluted	$(1.20)	$(1.12)	$(0.36)	$(0.22)	$(0.63)

Weighted average common shares outstanding - basic and diluted	10,991,000	11,239,000	11,162,000	11,744,000	11,912,000

Balance Sheet Data (at end of period):

Cash and cash equivalents	$19,481,000	$14,491,000	$8,686,000	$1,914,000	$6,882,000

Investments	40,661,000	13,929,000	16,683,000	13,858,000	7,190,000

Total assets	70,575,000	60,885,000	62,831,000	60,566,000	55,515,000

Long term debt	-	-	-	-	293,000

Total stockholders’ equity	55,881,000	44,745,000	45,600,000	44,027,000	37,449,000

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

Overview

I.D. Systems, Inc. (“IDS”, and together with its subsidiaries, “I.D. Systems,” the “Company,” “we,” “our,” or “us”) develops, markets and sells wireless machine-to-machine (“M2M”) solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts and airport ground support equipment; rental vehicles; and transportation assets, such as dry van trailers, refrigerated trailers, railcars and containers. Our patented wireless asset management systems utilize radio frequency identification (RFID), Wi-Fi, satellite or cellular communications, and sensor technology to address the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable our customers to achieve tangible economic benefits by making timely, informed decisions that increase the security, productivity and efficiency of their operations.

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

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, transportation, aerospace and defense, homeland security, and vehicle rental.

In December 2013, as part of a strategic review and in response to the expected engineering releases of our new products and/or new components, the Company evaluated its product life cycle expectations as it relates to inventory on hand as of December 31, 2013. With the expected release of the Company’s next generation vehicle management systems vehicle platform, the VAC4, and expansion of the Company’s product line of over-the-road asset management solutions, the Company made the strategic decision to discontinue offering the Powerkey and prior models of the satellite intermodal and rail product lines for sale to new customers in 2014. As a result of the strategic review of its products line, the Company recorded a $2,066,000 inventory reserve in December 2013.

We have incurred net losses of approximately $4.0 million, $2.6 million and $7.5 million for the years ended December 31, 2011, 2012 and 2013, respectively, and have incurred additional net losses since inception. At December 31, 2013, we had an accumulated deficit of approximately $63.6 million.

During the year ended December 31, 2013, we generated revenues of $39.9 million with Wal-Mart Stores, Inc. and the Raymond Corporation accounting for 18% and 10%, respectively, of our revenues. During the year ended December 31, 2012, we generated revenues of $44.6 million, with Avis Budget Group, Inc. and Wal-Mart Stores, Inc. accounting for 18% and 15%, respectively, of our revenues. During the year ended December 31, 2011, we generated revenues of $39.3 million, with Wal-Mart Stores, Inc., Avis Budget Group, Inc., and Ford Motor Company accounting for 17%, 11% and 10%, respectively, of our revenues.

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

Financing Receivables

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

The allowance for uncollectable minimum lease payments represents our best estimate of the amount of credit losses in the existing notes and sales-type lease receivable. The allowance is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. We consider our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2011, 2012 and 2013. We do not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes/leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. We resume accrual of interest when it is probable that we will collect the remaining principal and interest of an impaired note/lease. Notes and leases become past due based on how recently payments have been received.

Inventory

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

Inventory valuation reserves are established in order to report inventories at the lower of cost or market value in the consolidated balance sheet. The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for obsolete and slow-moving inventory are estimated based on assumptions of future sales forecasts, product life cycle expectations, the impact of new product introductions, production requirements, and specific identification of items, such as product discontinuance or engineering/material changes and by comparing the inventory levels to historical usage rates.

In December 2013, as part of a strategic review and in response to the expected engineering releases of our new products and/or new components, the Company evaluated its product life cycle expectations as it relates to inventory on hand as of December 31, 2013. With the release of the Company’s next generation vehicle management systems vehicle platform, the VAC4, and expansion of the Company’s product line of over-the-road asset management solutions, the Company decided to discontinue offering the Powerkey and prior models of the satellite intermodal and rail product lines for sale to new customers in 2014. As a result, the Company recorded a $2,066,000 inventory reserve in December 2013.

Stock-Based Compensation

We account for stock-based employee compensation for all share-based payments, including grants of stock options, as an operating expense, based on their fair values on the grant date. The Company recorded stock-based compensation expense of $1,188,000, $1,154,000 and $1,118,000 for the years ended December 31, 2011, 2012 and 2013, respectively.

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

For the year ended December 31, 2013 we recorded a $74,000 impairment charge to our PowerKey tradename and trademark intangible assets which is included in amortization expense. In December 2013, as part of a strategic review of our product lines for 2014we decided to discontinue offering the Powerkey product line for sale to new customers in 2014 and as result, wrote-off the PowerKey tradename and trademark intangible assets. There were no impairments to the remaining trademark and tradename intangible assets.

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

	Year Ended December 31,
	2011	2012	2013
Revenues:
Products	57.1%	64.2%	57.9%
Services	42.9	35.8	42.1

	100.0	100.0	100.0

Cost of revenues:
Cost of products	32.7	35.9	39.8
Cost of services	14.9	12.7	15.3

Total gross profit	52.4	51.4	44.9

Selling, general and administrative expenses	56.0	50.2	54.5
Research and development expenses	9.0	9.7	11.0

Loss from operations	(12.6)	(8.5)	(20.6)
Interest income	0.6	1.1	1.6
Other income (loss), net	0.7	0.1	0.1

Loss before income taxes	(11.3)	(7.3)	(18.9)
Income tax benefit - sale of NJ net operating losses	1.0	1.5	..2

Net loss	(10.3)%	(5.8)%	(18.7)%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2012	2013
Product revenue:
Industrial and rental fleet management	$22,636,000	$16,751,000
Transportation asset management	6,004,000	6,389,000
	28,640,000	23,140,000

Services revenue:
Industrial and rental fleet management	4,434,000	5,338,000
Transportation asset management	11,561,000	11,468,000
	15,995,000	16,806,000

	$44,635,000	$39,946,000

REVENUES. Revenues decreased by approximately $4.7 million, or 10.5%, to $39.9 million in 2013 from $44.6 million in 2012. The decrease in revenue is principally attributable to a decrease in total industrial and rental fleet management revenue of approximately $5.0 million to $22.1 million in 2013 from $27.1 million in 2012 due to a decrease in rental fleet management revenue of approximately $6.8 million from Avis Budget Group, Inc., representing revenue from the delivery of 20,000 units under SOW#1 in 2012, which was partially offset by an increase in industrial fleet management revenue of $1.8 million in 2013. Transportation asset management revenue increased by approximately $0.3 million to $17.9 million in 2013 from $17.6 million in 2012.

Revenues from products decreased by approximately $5.5 million, or 19.2%, to $23.1 million in 2013 from $28.6 million in 2012. Industrial and rental fleet management product revenue decreased by approximately $5.9 million to $16.8 million in 2013 from $22.6 million in 2012. Transportation asset management product revenue increased approximately $0.4 million to $6.4 million in 2013 from $6.0 million in 2012. The decrease in industrial and rental fleet management product revenue resulted principally from a decrease in revenue of approximately $7.5 million from Avis Budget Group, Inc. representing revenue from the delivery of 20,000 units under SOW#1 in 2012, partially offset by increased product sales of $2.6 million to the Raymond Corporation in 2013. The increase in transportation asset management product revenue resulted principally from increased product sales to Wal-Mart Stores, Inc.

Revenues from services increased by approximately $0.8 million, or 5.1%, to $16.8 million in 2013 from $16.0 million in 2012. Industrial and rental fleet management service revenue increased approximately $0.9 million to $5.3 million in 2012 from $4.4 million in 2012 principally due to an increase in revenue of $0.7 million from Avis Budget Group, Inc. from services related to the units under SOW#1. Transportation asset management service revenue decreased approximately $0.1 million to $11.5 million in 2013 from $11.6 million in 2012.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2012	2013
Cost of products:
Industrial and rental fleet management	$10,871,000	$10,068,000
Transportation asset management	5,167,000	5,846,000
	16,038,000	15,914,000

Cost of services:
Industrial and rental fleet management	2,140,000	2,695,000
Transportation asset management	3,527,000	3,427,000
	5,667,000	6,122,000

	$21,705,000	$22,036,000

COST OF REVENUES. Cost of revenues increased by approximately $0.3 million, or 1.5%, to $22.0 million in 2013 from $21.7million in 2012. The increase is principally attributable to a $2.1 million increase in the inventory reserve in 2013. In December 2013, as part of a strategic review and in response to the expected engineering releases of our new products and/or new components, the Company evaluated its product life cycle expectations as it relates to inventory as of December 31, 2013. With the release of the Company’s next generation vehicle management systems vehicle platform, the VAC4, and expansion of the Company’s product line of over-the-road asset management solutions, the Company made the strategic decision to discontinue offering the Powerkey and prior models of the satellite intermodal and rail product lines for sale to new customers in 2014. As a result, we recorded a $2.1 million inventory reserve. Gross profit was approximately $17.9 million in 2013 ($20.0 million, excluding the inventory reserve charge) compared to $22.9 million in 2012. As a percentage of revenues, gross profit was 44.8% in 2013 (50.0%, excluding the inventory reserve charge) compared to 51.4% in 2012.

Cost of products decreased by approximately $0.1 million, or 0.8%, to $15.9 million in 2013 from $16.0 million in 2012. Gross profit for products was approximately $7.2 million in 2013 compared to $12.6 million in 2012. The decrease in gross profit was attributable to a $5.1 million decrease in the industrial and rental fleet management gross profit to $6.7 million in 2013 from $11.8 million in 2012 and a $0.3 million decrease in the transportation asset management gross profit to $0.5 million in 2012 from $0.8 million in 2012. As a percentage of product revenues, gross profit decreased to approximately 31.2% in 2013 from 44.0% in 2012. Transportation asset management product revenue contributed a lower gross profit percentage of 8.5% in 2013 from 13.9% in 2012, principally due to a $1.2 million inventory reserve charge for slow-moving and obsolete inventory in 2013. Excluding the $1.2 million inventory reserve charge in 2013, the transportation asset management gross profit percentage increased to 26.4% in 2013 from 13.9% in 2012. The industrial and rental fleet management gross profit percentage decreased to 39.9% in 2013 from 52.0% in 2012, principally due to a $0.9 million inventory reserve charge for slow-moving and obsolete inventory recorded and an increase in revenue from channel partners, which have a lower gross margin, in 2013. Excluding the $0.9 million inventory reserve charge in 2013, the industrial and rental fleet management gross profit percentage decreased to 45.4% in 2013 from 52.0% in 2012. The decrease in the industrial and rental fleet management gross profit percentage was primarily due to a decrease in revenues generated from products that have a higher gross margin sold to a customer in 2012, and an increase in revenue generated from products sold to channel partners, which have a lower gross margin, in 2013.

Cost of services increased by approximately $0.5 million, or 8.0%, to $6.1 million in 2013 from $5.7 million in 2012. Gross profit for services was approximately $10.7 million in 2013 compared to $10.3 million in 2012. The increase in gross profit was attributable to a $0.3 million increase in the industrial and rental fleet management gross profit to $2.6 million in 2013 from $2.3 million in 2012. The transportation asset management gross profit remained consistent at $8.0 million for 2013 and 2012. As a percentage of service revenues, gross profit decreased to 63.6% in 2013 from 64.6% in 2012. The decrease in gross profit as a percent of service revenue was due to a decrease in the industrial and rental fleet management gross profit percentage to 49.5% in 2013 from 51.7% in 2012. The transportation asset management gross profit percentage of 70.1% in 2013 was consistent with the 2012 gross profit percentage of 69.5% in 2012. The decrease in the industrial and rental fleet management gross profit margin was principally due to an increase in communication expenses from cellular overage charges incurred due to an increase in the amount of cellular data used in 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $0.6 million, or 2.9%, to $21.8 million in 2013 compared to $22.4 million in 2012 The decrease was due primarily to a decrease of approximately $1.2 million in bonus and commission expense due to lower revenue partially offset by an increase of approximately $0.6 million in professional fees, principally legal fees. As a percentage of revenues, selling, general and administrative expenses increased to 54.5% in 2013 from 50.2% in 2012, primarily due to the decrease in revenues in 2013.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $0.1 million, or 1.1%, to $4.4 million in 2013 from $4.3 million in 2012. A decrease in payroll-related and stock-based compensation expense of $0.4 million due to a decrease in the number of employees was principally offset by an increase in new product development expenses of approximately $0.3 million, principally for the development of our next generation industrial fleet management and intermodal container products and enhancements to our satellite transportation product and customer interfaces. As a percentage of revenues, research and development expenses increased to 11.0% in 2013 from 9.7% in 2012, primarily due to the decrease in revenues in 2013.

INTEREST INCOME. Interest income increased by $128,000, or 25.2%, to $635,000 in 2013 from $507,000 in 2012. This increase was attributable primarily to increased interest income from finance receivables.

INCOME TAX BENEFIT. Income tax benefit of $63,000 in 2013 decreased by $599,000 from $662,000 in 2012 due a decrease in the amount of the New Jersey operating loss carryforwards approved for sale in 2013.

NET LOSS. Net loss was $7.5 million, or $(0.63) per basic and diluted share, for  2013 as compared to net loss of $2.6 million, or $(0.22) per basic and diluted share, for 2012. The decrease in the net loss was due primarily to the reasons described above.

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

REVENUES. Revenues increased by approximately $5.3 million, or 13.6%, to $44.6 million in 2012 from $39.3 million in 2011. The increase in revenue is principally attributable to an increase in total industrial and rental fleet management revenue of approximately $4.9 million to $27.1 million in 2012 from $22.1 million in 2011 and an increase in total transportation asset management revenue of approximately $0.4 million to $17.6 million in 2012 from $17.2 million in 2011.

Revenues from products increased by approximately $6.2 million, or 27.6%, to $28.6 million in 2012 from $22.5 million in 2011. Industrial and rental fleet management product revenue increased approximately $5.2 million to $22.6 million in 2012 from $17.5 million in 2011. Transportation asset management product revenue increased approximately $1.0 million to $6.0 million in 2012 from $5.0 million in 2011. The increase in industrial and rental fleet management product revenue resulted principally from increased product sales to Avis Budget Group, Inc. of approximately $3.5 million from the delivery of the remaining 20,000 units under SOW#1, Toyota Engineering & Manufacturing North America, Inc. of approximately $1.0 million, Nestle USA of approximately $0.5 million, Bridgestone Americas, Inc. of approximately $0.5 million and Walgreens Co. of approximately $0.5 million, partially offset by a decrease in product sales to Ford Motor Company of approximately $1.4 million and The Raymond Corporation of approximately $0.9 million. The increase in transportation asset management product revenue resulted principally from increased product sales to Pine Leasing, Inc. of approximately $0.3 million and BASF Corp. of approximately $0.3 million.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.4 million, or 1.9%, to $22.4 million in 2012 compared to $22.0 million in 2011, due primarily to an increase in payroll-related and stock-based compensation expense of approximately $1.4 million, principally from additional sales staff hired in order to maximize revenue opportunities, partially offset by a decrease in consulting fees of approximately $0.5 million and a decrease in professional fees of approximately $0.8 million. As a percentage of revenues, selling, general and administrative expenses decreased to 50.2% in 2012 from 56.0% in the same period in 2011, primarily due to the increase in revenue in 2012.

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

NET LOSS. Net loss was $2.6 million, or $(0.22) per basic and diluted share, for 2012 as compared to net loss of $4.0 million, or $(0.36) per basic and diluted share, for 2011. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, except for our line of credit borrowing of $12.9 million in the first quarter of 2009 (which was repaid in full in July 2010), our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. In addition, on August 22, 2011, we received approximately $4.6 million from Avis Budget Group from the sale of 1,000,000 shares of the Company’s common stock, and a warrant to purchase up to 600,000 shares of our common stock. The warrant is immediately exercisable with respect to 100,000 shares and will become exercisable for the remaining 500,000 shares upon execution of SOW#2 under the Master Agreement entered into by the Company and Avis Budget Car Rental, LLC, a subsidiary of Avis Budget Group. As of December 31, 2013, we had cash and marketable securities of $14.1 million and working capital of $21.8 million, compared to cash and marketable securities of $15.8 million and working capital of $19.9 million as of December 31, 2012.

On April 1, 2013, the Company filed a shelf registration statement on Form S-3 with the SEC. Pursuant to the registration statement, which was declared effective by the SEC on May 2, 2013, the Company may offer to the public from time to time, in one or more offerings, up to $60 million of its securities, which may include common stock, preferred stock, debt securities, subscription rights, warrants and units, or any combination of the foregoing, at prices and on terms to be determined at the time of any offering. The specific terms of any future offering will be determined at the time of the offering and described in a prospectus supplement that will be filed with the SEC in connection with such offering.

On September 30, 2013, the Company entered into an equipment lease for computer equipment. The lease is payable in 24 monthly installments of approximately $14,000, including interest at an annual rate of 12.82%. The term of the lease commenced in December 2013 and expires in December 2015. The Company has the option to purchase the equipment for $1.00 at the end of the term of the lease.

Operating Activities

Net cash used in operating activities was $1.1 million for the year ended December 31, 2013, compared to net cash used in operating activities of $9.1 million for the year ended December 31, 2012. The net cash used in operating activities for the year ended December 31, 2013 reflects a net loss of $7.5 million and includes non-cash charges of $1.1 million for stock-based compensation, $2.2 million for depreciation and amortization expense and $2.1 million for slow moving and obsolete inventory reserve. Changes in working capital items included:

•	an increase in accounts receivable of $1.2 million;

•	proceeds of $0.7 million from the sale of New Jersey NOLs;

•	an increase in notes and lease receivables of $0.4 million;

•	an increase in deferred revenue of $0.6 million; and

•	a decrease in accounts payable and accrued expenses of $0.4 million, principally due to the timing of payments to our vendors.

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

Investing Activities

Net cash provided by investing activities was $6.0 million for the year ended December 31, 2013, compared to net cash provided by investing activities of $2.6 million for the year ended December 31, 2012. Net cash provided by investing activities in 2013 consisted principally of the net redemption of investments of $6.6 million offset by $0.5 million in fixed asset additions.

Net cash provided by investing activities was $2.6 million for the year ended December 31, 2012, compared to net cash used in investing activities of $3.2 million for the year ended December 31, 2011. Net cash provided by investing activities in 2012 consisted principally of the net redemption of investments of $2.9 million.

Financing Activities

Net cash provided by financing activities was $0.2 million for the year ended December 31, 2013, compared to net cash used in financing activities of $0.1 million for the same period in 2012. The change from net cash used in financing activities in 2012 was primarily due to $0.2 million of share purchases under our share repurchase program in 2012.

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

Capital Requirements

We believe that with the cash and investments we have on hand of $14.1 million at December 31, 2013, and operating cash flows we expect to generate, we will have sufficient funds available to cover our capital requirements for at least the next 12 months.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2013:

	Payment due by Period
		Less than			After 5
	Total	one year	1 to 3 years	3 to 5 years	Years

Capital leases (a)	$333,000	$174,000	$159,000	-	-
Operating leases	3,816,000	660,000	1,587,000	$991,000	$578,000

Total	$4,149,000	$834,000	$1,746,000	$991,000	$578,000

(a) Includes estimated future interest payments.

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

Business Acquisitions

In addition to focusing on our core applications, we adapt our systems to meet our customers’ broader asset management needs and seek opportunities to expand our solution offerings through strategic acquisitions. In 2009, for example, we acquired Didbox Ltd., a privately held, United Kingdom-based manufacturer and marketer of vehicle operator identification systems, which provides us with a wider range of industrial vehicle management solutions and expands our base of operations in Europe.

On January 7, 2010, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with General Electric Capital Corporation (“GECC”) and GE Asset Intelligence, LLC (“GEAI ”), pursuant to which we acquired GEAI’s telematics business (the “GEAI Business”) through the purchase of 100% of the membership interests of Asset Intelligence, LLC (“AI”), a newly formed, wholly owned subsidiary of GEAI into which substantially all of the assets, including intellectual property, and liabilities of the GEAI Business had been transferred immediately prior to the closing. Effective with the closing of the transaction, AI became our wholly owned subsidiary. In connection with the transaction, AI offered employment to all of the former employees of the GEAI Business. The AI business complements our existing businesses, as AI’s focus on trucking, rail, marine and intermodal applications significantly expands the scope of assets addressed by our product solutions. The web and mobile communications technologies of AI also complement I.D. Systems’ portfolio of wireless asset management patents. The acquisition has provided us with access to a broader base of customers.

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

We accounted for the AI transaction under the acquisition method of accounting and recorded at the assets and liabilities of the acquired business at their estimated fair values at the date of acquisition. We originally recorded in the preliminary purchase price allocation $1,017,000 of contingent consideration based on the estimated number of new units of telematics equipment to be sold in 2010. The fair value of the contingent consideration was estimated using a probability- weighted calculation of the number of new units of telematics equipment expected to be sold in 2010. The contingent consideration was reversed during the second quarter of 2010 based on revised forecasts which indicated AI would not meet the required number of new unit sales during the measurement period in order for the contingent consideration to become payable. The following table summarizes the final allocation of the AI purchase price to the assets acquired and liabilities assumed at the date of acquisition:

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes" ("ASU 2013-11"). ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company's adoption of this guidance is not expected to have a material impact on the Company's financial results.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The Company's adoption of this guidance is not expected to have a material impact on our financial results.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU provides additional guidance regarding reclassifications out of accumulated other comprehensive income (or AOCI). The new guidance requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. The provisions of this ASU are effective prospectively for all interim and annual periods beginning after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on our financial results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the form of changes in corporate income tax rates, which risks are currently immaterial to us.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of December 31, 2013, we had cash, cash equivalents and investments of $14.1 million.

As of December 31, 2013, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our cash and cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
I.D. Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of I.D. Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of I.D. Systems, Inc. and subsidiaries as of December 31, 2012 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2013. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 28, 2014

I.D. SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,614,000	$6,582,000
Restricted cash	300,000	300,000
Investments - short term	4,794,000	4,090,000
Accounts receivable, net of allowance for doubtful accounts of $653,000 and $955,000 in 2012 and 2013, respectively	8,814,000	9,574,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2012 and 2013	3,143,000	4,051,000
Inventory, net	7,512,000	5,156,000
Deferred costs - current	2,380,000	2,112,000
Prepaid expenses and other current assets	1,043,000	909,000
Deferred tax asset - current	662,000	63,000

Total current assets	30,262,000	32,837,000

Investments - long term	9,064,000	3,100,000
Financing receivables - less current portion	10,814,000	10,255,000
Deferred costs - less current portion	2,651,000	2,861,000
Fixed assets, net	2,401,000	2,239,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	3,230,000	2,064,000
Other assets	307,000	322,000

	$60,566,000	$55,515,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$5,638,000	$6,264,000
Capital lease obligation - current	-	144,000
Deferred revenue - current	4,689,000	4,641,000

Total current liabilities	10,327,000	11,049,000

Capital lease obligation – less current portion	-	149,000
Deferred rent	343,000	330,000
Deferred revenue - less current portion	5,869,000	6,538,000

	16,539,000	18,066,000
Commitments and Contingencies (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,678,000 and 12,835,000 shares issued at December 31, 2012 and 2013, respectively; shares outstanding, 12,088,000 and 12,196,000 at December 31, 2012 and 2013, respectively	122,000	123,000
Additional paid-in capital	103,135,000	104,479,000
Accumulated deficit	(56,102,000)	(63,601,000)
Accumulated other comprehensive income (loss)	53,000	(106,000)
Treasury stock; 590,000 and 639,000 common shares at cost at December 31, 2012 and 2013, respectively	(3,181,000)	(3,446,000)

Total stockholders’ equity	44,027,000	37,449,000
Total liabilities and stockholders’ equity	$60,566,000	$55,515,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2011	2012	2013

Revenues:
Products	$22,450,000	$28,640,000	$23,140,000
Services	16,842,000	15,995,000	16,806,000

	39,292,000	44,635,000	39,946,000
Cost of Revenues:
Cost of products	12,863,000	16,038,000	15,914,000
Cost of services	5,860,000	5,667,000	6,122,000

	18,723,000	21,705,000	22,036,000

Gross Profit	20,569,000	22,930,000	17,910,000

Operating expenses:
Selling, general and administrative expenses	21,995,000	22,409,000	21,769,000
Research and development expenses	3,534,000	4,341,000	4,389,000

	25,529,000	26,750,000	26,158,000

Loss from operations	(4,960,000)	(3,820,000)	(8,248,000)
Interest income	243,000	507,000	635,000
Other income, net	287,000	59,000	51,000

Net loss before income taxes	(4,430,000)	(3,254,000)	(7,562,000)

Income tax benefit - sale of NJ net operating losses	390,000	662,000	63,000

Net loss	$(4,040,000)	$(2,592,000)	$(7,499,000)

Net loss per share - basic and diluted	$(0.36)	$(0.22)	$(0.63)

Weighted average common shares outstanding - basic and diluted	11,162,000	11,744,000	11,912,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2011	2012	2013

Net loss	$(4,040,000)	$(2,592,000)	$(7,499,000)

Other comprehensive income (loss), net:

Unrealized gain (loss) on investments	7,000	78,000	(55,000)
Reclassification of net realized investment (gains) losses included in net loss	(15,000)	18,000	(27,000)
Foreign currency translation adjustment	(4,000)	6,000	(77,000)

Total other comprehensive (loss) income	(12,000)	102,000	(159,000)

Comprehensive loss	$(4,052,000)	$(2,490,000)	$(7,658,000)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity

Balance at January 1, 2011	12,491,000	$121,000	$105,156,000	$(49,470,000)	$(37,000)	$(11,025,000)	$44,745,000
Net loss	-	-	-	(4,040,000)	-	-	(4,040,000)
Foreign currency translation adjustment	-		-	-	(4,000)	-	(4,000)
Unrealized loss on investments	-		-	-	(8,000)	-	(8,000)
Shares repurchased	-		-	-	-	(1,050,000)	(1,050,000)
Shares purchased by Avis - issued from treasury stock	-		(4,789,000)	-	-	9,394,000	4,605,000
Warrants issued to Avis	-	-	137,000	-	-	-	137,000
Shares issued pursuant to exercise of stock options	32,000	-	74,000	-	-	-	74,000
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(47,000)	(47,000)
Issuance of restricted stock	63,000	-	-	-	-	-	-
Forfeiture of restricted stock	(40,000)	-	-	-	-	-	-
Stock based compensation - restricted stock	-	-	370,000	-	-	-	370,000
Stock based compensation - options and performance shares	-		818,000	-	-	-	818,000

Balance at December 31, 2011	12,546,000	$121,000	$101,766,000	$(53,510,000)	$(49,000)	$(2,728,000)	$45,600,000

Net loss	-	-	-	(2,592,000)	-	-	(2,592,000)
Foreign currency translation adjustment	-	-	-	-	6,000	-	6,000
Unrealized gain on investments	-	-	-	-	96,000	-	96,000
Shares repurchased	-	-	-	-	-	(193,000)	(193,000)
Shares issued pursuant to exercise of stock options	56,000	1,000	215,000	-	-	-	216,000
Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(260,000)	(260,000)
Issuance of restricted stock	76,000	-	-	-	-	-	-
Stock based compensation - restricted stock	-	-	510,000	-	-	-	510,000
Stock based compensation - options and performance shares	-	-	644,000	-	-	-	644,000

Balance at December 31, 2012	12,678,000	$122,000	$103,135,000	$(56,102,000)	$53,000	$(3,181,000)	$44,027,000

Net loss	-	-	-	(7,499,000)	-	-	(7,499,000)
Foreign currency translation adjustment	-	-	-	-	(77,000)	-	(77,000)
Unrealized loss on investments	-	-	-	-	(82,000)	-	(82,000)
Shares issued pursuant to exercise of stock options	67,000	1,000	226,000	-	-	-	227,000
Issuance of restricted stock	101,000	-	-	-	-	-	-
Forfeiture of restricted shares	(11,000)	-	-	-	-	-	-
Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(265,000)	(265,000)
Stock based compensation - restricted stock	-	-	527,000	-	-	-	527,000
Stock based compensation - options and performance shares	-	-	591,000	-	-	-	591,000

Balance at December 31, 2013	12,835,000	$123,000	$104,479,000	$(63,601,000)	$(106,000)	$(3,446,000)	$37,449,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2012	2013

Cash flows from operating activities:
Net loss	$(4,040,000)	$(2,592,000)	$(7,499,000)
Adjustments to reconcile net loss to cash used in operating activities:
Inventory reserve	30,000	134,000	2,066,000
Stock based compensation	1,188,000	1,154,000	1,118,000
Depreciation and amortization	2,367,000	2,186,000	2,171,000
Bad debt reserve	275,000	432,000	482,000
Deferred rent expense	128,000	16,000	(13,000)
Deferred income taxes	(390,000)	(662,000)	(63,000)
Proceeds from sale of New Jersey net operating loss carryforward		390,000	662,000
Issuance of warrants to customer	137,000	-	-
Changes in:

Restricted cash	(300,000)	-	-
Accounts receivable	(1,240,000)	(1,299,000)	(1,186,000)
Financing receivables	(4,126,000)	(8,639,000)	(354,000)
Inventory	(849,000)	468,000	290,000
Prepaid expenses and other assets	(963,000)	1,149,000	119,000
Deferred costs	271,000	(1,165,000)	58,000
Deferred revenue	622,000	3,136,000	621,000
Accounts payable and accrued expenses	293,000	(3,844,000)	385,000

Net cash used in operating activities	(6,597,000)	(9,136,000)	(1,143,000)

Cash flows from investing activities:
Purchases of fixed assets including website development costs	(434,000)	(326,000)	(538,000)
Purchases of investments	(7,196,000)	(5,478,000)	(3,841,000)
Maturities of investments	4,434,000	8,399,000	10,427,000

Net cash (used in) provided by investing activities	(3,196,000)	2,595,000	6,048,000

Cash flows from financing activities:
Proceeds from sale of stock to Avis	4,605,000	-	-
Principal payments of capital lease obligation			(12,000)
Proceeds from exercise of stock options	35,000	117,000	203,000
Purchase of treasury shares	(1,050,000)	(193,000)	-

Net cash provided by (used in) financing activities	3,590,000	(76,000)	191,000

Effect of foreign exchange rate changes on cash and cash equivalents	98,000	(155,000)	(128,000)
Net (decrease) increase in cash and cash equivalents	(6,105,000)	(6,772,000)	4,968,000
Cash and cash equivalents - beginning of period	14,491,000	8,386,000	1,614,000

Cash and cash equivalents - end of period	$8,386,000	$1,614,000	$6,582,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Non-cash investing and financing activities include:
Shares withheld pursuant to stock issuance	$47,000	$260,000	$265,000
Unrealized (loss) gain on investments	$(8,000)	$96,000	$(82,000)
Fixed assets acquired by capital lease	$-	$-	$305,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2013

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[A] Principles of consolidation:

The Consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“Didbox”) (which, as noted above, are collectively referred to herein as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

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

[D] Restricted cash:

Restricted cash at December 31, 2012 and 2013 consists of cash held in escrow for purchases from a vendor.

[E] Investments:

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. All of the Company’s investments are currently classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). The Company has classified as short-term those securities that mature within one year and mutual funds, and all other securities are classified as long-term. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. Net realized gains and losses from the sale of investment securities available for sale are included in “other income” in the consolidated statement of operations. Dividend and interest income are recognized when earned.

[F] Accounts receivable:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable balances. In establishing the required allowance, management considers our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are net of an allowance for doubtful accounts in the amount of $653,000 and $955,000 in 2012 and 2013, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

[G] Financing receivables:

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

The allowance for uncollectable minimum lease payments represents the Company’s best estimate of the amount of credit losses in the Company’s existing notes and sales-type lease receivable.  The allowance is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due.  The Company considers our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2011, 2012 and 2013. The Company does not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes/leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest when it is probable that the Company will collect the remaining principal and interest of an impaired note/lease. Notes and leases become past due based on how recently payments have been received.

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

Inventory valuation reserves are established in order to report inventories at the lower of cost or market value in the consolidated balance sheet. The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for obsolete and slow-moving inventory are estimated based on assumptions of future sales forecasts, product life cycle expectations, the impact of new product introductions, production requirements, and specific identification of items, such as product discontinuance or engineering/material changes and by comparing the inventory levels to historical usage rates.

In December 2013, as part of a strategic review and in response to engineering releases of new products and/or new components, the Company evaluated its product life cycle expectations as it relates to inventory on hand as of December 31, 2013. With the release of the Company’s next generation vehicle management systems vehicle platform, the VAC4, and the expansion of the Company’s product line of over-the-road asset management solutions, the Company made the strategic decision to discontinue offering the Powerkey and prior models of the satellite intermodal and rail product lines for sale to new customers in 2014. As a result of the strategic review of its products line, the Company recorded a $2,066,000 inventory reserve in December 2013.

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

[K] Long-lived assets:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. For the years ended December 31, 2011 and 2012, the Company has not incurred an impairment charge. For the year ended December 31, 2013 the Company recorded a $74,000 impairment charge related to its PowerKey tradename and trademark intangible assets which is included in amortization expense. With the release of the Company’s next generation vehicle management systems platform, the VAC4, the Company made the strategic decision to discontinue offering the Powerkey product line for sale to new customers in 2014. As result, the Company wrote-off the PowerKey tradename and trademark intangible assets.

[L] Goodwill and other intangible assets:

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade name, patents, customer relationships and other intangible assets. The Company tests goodwill and other intangible assets annually, or when a triggering event occurs between annual impairment tests, to determine if impairment exists and if the use of indefinite lives is currently applicable. For purposes of the goodwill impairment test, the Company’s product lines are aggregated within one reporting unit. For the years ended December 31, 2011, 2012 and 2013, the Company has not incurred an impairment charge.

[M] Product warranties:

The Company provides a one-year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[N] Research and development:

Research and development costs are charged to expense as incurred. Research and development costs were $3,534,000, $4,341,000 and $4,389,000 in 2011, 2012 and 2013, respectively.

[O] Patent costs:

Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[P] Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. The Company did not make any contributions to the plan during the years ended December 31, 2011, 2012 and 2013.

[Q] Rent expense:

Expense related to the Company’s facilities leases is recorded on a straight-line basis over the respective lease terms. The difference between rent expense incurred and the amounts required to be paid in accordance with the lease term is recorded as deferred rent and is amortized over the lease term.

[R] Stock-based compensation:

The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on grant date. The Company recorded stock-based compensation expense of $1,188,000, $1,154,000 and $1,118,000 for the years ended December 31, 2011, 2012 and 2013, respectively.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended December 31, 2011, 2012 and 2013, there was no such interest or penalty.

The Company files federal income tax returns and separate income tax returns in various states. For federal and certain states, the 2010 through 2013 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For certain other states, the 2009 through 2013 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

[T] Fair value of financial instruments:

Cash and cash equivalents and investments in securities are carried at fair value. The carrying value of financing receivables approximates fair value due to the interest rate implicit in the instruments approximating current market rates. The carrying value of accounts receivable, accounts payable and other liabilities approximates their fair values due to the short period to maturity of these instruments.

[U] Advertising and marketing expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2011, 2012 and 2013 amounted to $202,000, $317,000 and $305,000, respectively.

[V] Commitments and contingencies:

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

[W] Recently issued accounting pronouncements:

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes" ("ASU 2013-11"). ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company's adoption of this guidance is not expected to have a material impact on the Company's financial results.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The Company's adoption of this guidance is not expected to have a material impact on the Company's financial results.

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

[X]	Reclassification:

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.
62

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

The Warrant has an exercise price of $10.00 per share of common stock.  The Warrant is exercisable (i) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (ii) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group and the Avis entity that is the counterparty under the Master Agreement described below, executes and delivers to the Company SOW#2 (which is described below), and on or before the fifth (5th) anniversary of the Effective Date.   The fair value of the Warrant for 100,000 shares of approximately $137,000 was recorded as a sales incentive in the Consolidated Statement of Operations in the third quarter of 2011.  The Company has not recognized the impact of the remaining 500,000 shares underlying the Warrant in the Consolidated Statement of Operations as it is considered contingently issued at December 31, 2013. See Note 13(D) to the Consolidated Financial Statements for additional information.

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

ABCR hosts the System. As part of the Master Agreement, the Company also will provide ABCR with services for ongoing maintenance and support of the System (the “Maintenance Services”) for a period of 60 months from installation of the equipment.  ABCR has the option to renew the period for twelve (12) months upon its expiry, and then after such 12-month period, the period can continue on a month-to-month basis (during which ABCR can terminate the period) for up to 48 additional months.  The Company recognized $74,000, $435,000 and $1,080,000 of service revenue under these contracts for the years ended December 31, 2011, 2012 and 2013.

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

The Master Agreement provides for a period of exclusivity (the “Exclusivity Period”) commencing on the Effective Date and ending twelve (12) months after delivery of the 5,000th new unit pursuant to SOW#1. The Company and ABCR amended the Master Agreement to extend the Exclusivity Period, which was then scheduled to expire on July 31, 2013, to September 30, 2013. Although the Exclusivity Period expired, the Company and ABCR continue to negotiate for the expansion of the deployment across a larger segment of ABCR’s global fleet; however, there can be no assurance that they will enter into a definitive agreement.

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

NOTE 4 - INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of December 31, 2012 and 2013, all of the Company’s investments are classified as available of sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the years ended December 31, 2011, 2012 and 2013, the Company reported unrealized gain (loss) of $7,000, $78,000 and $(55,000), respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and mutual funds. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale, excluding investment in mutual funds of $1,382,000, classified by the contractual maturity date of the security as of December 31, 2013:

Fair Value

Due within one year	$2,708,000
Due one year through three years	2,824,000
Due after three years	276,000

$5,808,000

The cost, gross unrealized gains (losses) and fair value of available for sale, held-to-maturity and trading by major security type at December 31, 2012 and 2013 were as follows:

		Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gain	Loss	Value

Investments - short term
Available for sale
Government agency bonds	$419,000	$-	$-	$419,000
Mutual funds	1,386,000	-	(4,000)	1,382,000
Corporate bonds and commercial paper	590,000	1,000	(1,000)	590,000
U.S. Treasury Notes	1,697,000	2,000	-	1,699,000

Total available for sale - short term	4,092,000	3,000	(5,000)	4,090,000

Investments - long term
Available for sale
U.S. Treasury Notes	930,000	-	(4,000)	926,000
Government agency bonds	612,000	-	(7,000)	605,000
Corporate bonds and commercial paper	1,565,000	5,000	(1,000)	1,569,000

Total available for sale - long term	3,107,000	5,000	(12,000)	3,100,000

Total investments	$7,199,000	$8,000	$(17,000)	$7,190,000

		Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gain	Loss	Value

Investments - short term
Available for sale
Government agency bonds	$855,000	$1,000	$-	$856,000
Mutual funds	649,000	20,000	-	669,000
Corporate bonds and commercial paper	1,608,000	1,000	(24,000)	1,585,000
U.S. Treasury Notes	1,679,000	5,000	-	1,684,000

Total available for sale - short term	4,791,000	27,000	(24,000)	4,794,000

Investments - long term
Available for sale
U.S. Treasury Notes	4,004,000	10,000	-	4,014,000
Government agency bonds	1,336,000	5,000	-	1,341,000
Corporate bonds and commercial paper	3,654,000	55,000	-	3,709,000

Total available for sale - long term	8,994,000	70,000	-	9,064,000

Total investments	$13,785,000	$97,000	$(24,000)	$13,858,000

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

At December 31, 2013 and 2012, the Company’s investments described above are classified as Level 1 for fair value measurement.

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

Deferred revenue consists of the following:

	December 31,
	2012	2013

Deferred activation fees	$469,000	$496,000
Deferred industrial equipment installation revenue	291,000	258,000
Deferred maintenance revenue	1,478,000	1,959,000
Deferred remote asset management product revenue	8,320,000	8,466,000

	10,558,000	11,179,000
Less: Current portion	4,689,000	4,641,000

Deferred revenue - less current portion	$5,869,000	$6,538,000

During the years ended December 31, 2012 and 2013, the Company amortized deferred equipment revenue of $3,380,000 and $3,169,000, respectively, to product revenue.

NOTE 6 - FINANCING RECEIVABLES

Financing receivables include notes and sales-type lease receivables from the sale of the Company’s products and services. Financing receivables consist of the following:

	December 31,
	2012	2013

Notes receivable	$76,000	$53,000
Sales-type lease receivable	13,881,000	14,253,000
Less: Allowance for uncollectable minimum lease payments	-	-
	13,957,000	14,306,000

Less: Current portion
Notes receivable	23,000	25,000
Sales-type lease receivable	3,120,000	4,026,000
	3,143,000	4,051,000

Notes and sales-type lease receivables - less current portion	$10,814,000	$10,255,000

Notes receivable relate to product financing arrangements that exceed one year and bear interest at approximately 8% - 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. For the years ended December 31, 2012 and 2013, there were no sales of notes receivable.

The present value of net investment in sales-type lease receivable is principally for three to five-year leases of the Company’s product and is reflected net of unearned income of $1,362,000 and $1,169,000 at December 31, 2012 and 2013, respectively, discounted at 2% - 26%.

Scheduled maturities of minimum lease payments outstanding as of December 31, 2013 are as follows:

Year ending December 31:

2014	$4,026,000
2015	3,797,000
2016	3,577,000
2017	2,336,000
2018	516,000
Thereafter	1,000

14,253,000
Less: Current portion	4,026,000
Total	$10,227,000

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

NOTE 8 - INVENTORIES

Inventories consist of the following:

	December 31,
	2012	2013

Components	$4,386,000	$2,968,000
Finished goods	3,126,000	2,188,000

	$7,512,000	$5,156,000

In December 2013, as part of a strategic review and in response to engineering releases of new products and/or new components, the Company evaluated its product life cycle expectations as it relates to inventory on hand as of December 31, 2013. With the release of the Company’s next generation vehicle management systems platform, the VAC4, and the expansion of the Company’s product line of over-the-road asset management solutions, the Company made the strategic decision to discontinue offering the Powerkey and prior models of the satellite intermodal and rail product lines for sale to new customers in 2014. As a result of the strategic review of its products line, the Company recorded a $2,066,000 inventory reserve in December 2013.

NOTE 9 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and at December 31, 2012 and 2013, are summarized as follows:

	December 31,
	2012	2013

Equipment	$1,213,000	$1,375,000
Computer software	3,303,000	3,319,000
Computer hardware	1,901,000	2,565,000
Furniture and fixtures	370,000	371,000
Automobiles	47,000	47,000
Leasehold improvements	181,000	181,000

	7,015,000	7,858,000
Accumulated depreciation and amortization	(4,614,000)	(5,619,000)

	$2,401,000	$2,239,000

The Company had expenditures of approximately $480,000, including $305,000 under a capital lease, for computer equipment which had not been placed in service as of December 31, 2013.  Depreciation expense is not recorded for such assets until they are placed in service.

Depreciation and amortization expense for the years ended December 31, 2011, 2012 and 2013 was $1,195,000, $1,017,000 and $1,005,000, respectively. This includes amortization of costs associated with computer software and website development for the years ended December 31, 2011, 2012 and 2013 of $623,000, $576,000 and $566,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the VeriWise TM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (“GPS”)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $69,000 and $16,000 for such projects for the years ended December 31, 2012 and 2013, respectively.

NOTE 10 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company, which include identifiable intangible assets from the acquisition of Didbox Ltd., PowerKey (the industrial vehicle monitoring products division of International Electronics, Inc. acquired by the Company in 2008) and AI as of December 31, 2012 and December 31, 2013:

	Useful	Gross		Net
	Lives	Carrying	Accumulated	Carrying
December 31, 2013	(In Years)	Amount	Amortization	Amount

Amortized:
Patents	11	$1,489,000	$(541,000)	$948,000
Tradename	5	200,000	(160,000)	40,000
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(42,000)	8,000
Workforce	5	33,000	(28,000)	5,000
Customer relationships	5	4,499,000	(3,601,000)	898,000

		6,505,000	(4,606,000)	1,899,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,670,000	$(4,606,000)	$2,064,000

	Useful	Gross		Net
	Lives	Carrying	Accumulated	Carrying
December 31, 2012	(In Years)	Amount	Amortization	Amount

Amortized:
Patents	11	$1,489,000	$(406,000)	$1,083,000
Tradename	5	200,000	(120,000)	80,000
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(32,000)	18,000
Workforce	5	33,000	(21,000)	12,000
Customer relationships	5	4,499,000	(2,701,000)	1,798,000

		6,505,000	(3,514,000)	2,991,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		135,000	-	135,000

		239,000	-	239,000

Total		$6,744,000	$(3,514,000)	$3,230,000

The Company tests the goodwill and other intangible assets on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. At December 31, 2013, the Company determined that no impairment existed to the goodwill and customer list of its acquired intangibles. . For the year ended December 31, 2013 the Company recorded a $74,000 impairment charge related to its PowerKey tradename and trademark intangible assets which is included in amortization expense. With the release of the Company’s next generation vehicle management systems platform, the VAC4, the Company made the strategic decision to discontinue offering the Powerkey product line for sale to new customers in 2014. As result, the Company wrote-off the PowerKey tradename and trademark intangible assets. There were no impairments to the remaining trademark and tradename intangible assets.

The Company also determined that the use of indefinite lives for the customer list and remaining trademark and trade name remains applicable at December 31, 2013, as the Company expects to continue to derive future benefits from these intangible assets.

Amortization expense for the years ended December 31, 2011, 2012 and 2013 was $1,172,000, $1,169,000 and $1,166,000 (including $74,000 impairment charge for the PowerKey tradename and trademark), respectively. Estimated future amortization expense for the succeeding five years for the intangible assets at December 31, 2013 is as follows:

Year ending December 31:

2014	1,086,000
2015	135,000
2016	135,000
2017	135,000
2018	135,000

NOTE 11 - NET LOSS PER SHARE

	December 31,
Basic and diluted loss per share	2011	2012	2013

Net loss	$(4,040,000)	$(2,592,000)	$(7,499,000)

Weighted-average common shares outstanding - basic and diluted	11,162,000	11,744,000	11,912,000

Net loss per share - basic and diluted	$(0.36)	$(0.22)	$(0.63)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. For the years ended December 31, 2011, 2012 and 2013, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 2,823,000, 3,095,000 and 3,124,000, respectively, would have been anti-dilutive. The SOW#2 warrants also have no impact on diluted loss per share since they are considered unissued as of December 31, 2013.

NOTE 12 - STOCK-BASED COMPENSATION

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

A summary of the status of the Company’s stock options as of December 31, 2011, 2012 and 2013 and changes during the years then ended, is presented below:

74

	2011		2012		2013
		Weighted -		Weighted -		Weighted -
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,666,000	$7.34	2,462,000	$7.41	2,568,000	$7.33
Granted	135,000	4.55	272,000	5.93	367,000	5.63
Exercised	(32,000)	2.35	(56,000)	3.85	(67,000)	3.4
Expired	(230,000)	5.66	-	-	(25,000)	5.89
Forfeited	(77,000)	7.14	(110,000)	7.56	(53,000)	5.13

Outstanding at end of year	2,462,000	$7.41	2,568,000	$7.33	2,790,000	$7.25

Exercisable at end of year	1,437,000	$10.06	1,649,000	$9.06	1,964,000	$8.12

The following table summarizes information about stock options at December 31, 2013:

	Options Outstanding				Options Exercisable
		Weighted -
		Average	Weighted -			Weighted -
		Remaining	Average	Aggregate		Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Prices ($)	Outstanding	Life	Price	Value	Outstanding	Price	Value

1.97 - 3.81	745,000	6 years	$3.13		615,000	$3.14
3.82 - 7.40	1,292,000	6 years	5.78		596,000	6.03
7.41 - 14.15	519,000	2 years	10.70		519,000	10.70
14.16 - 19.94	73,000	2 years	17.30		73,000	17.30
19.95 - 25.38	161,000	2 years	22.38		161,000	22.38

	2,790,000	5 years	$7.25	$2,350,000	1,964,000	$8.12	$1,818,000

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Outstanding	Price	Value	Life

Options exercisable at December 31, 2013	1,964,000	$8.12	$1,818,000	3.26

Vested and expected to vest at December 31, 2013	2,790,000	$7.25	$2,350,000	4.74

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	December 31,
	2011	2012	2013

Expected volatility	54.1% - 57.2%	44.4% - 55.5%	44.4% - 54.8%
Expected life of options	3.0 - 5.0 years	3.0 - 5.0 years	4.0 - 5.0 years
Risk free interest rate	1.6%	0.5%	0.6%
Dividend yield	0%	0%	0%
Weighted-average fair value of options granted during the year	$1.91	$1.86	$2.17

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

For the years ended December 31, 2011, 2012 and 2013, the Company recorded $782,000, $614,000 and $579,000, respectively, of stock-based compensation expense in connection with the stock option grants. The total intrinsic value of options exercised during the years ended December 31, 2011, 2012 and 2013 was $35,000, $83,000 and $209,000, respectively.

The fair value of options vested during the years ended December 31, 2011, 2012 and 2013 was $773,000, $657,000 and $633,000, respectively. As of December 31, 2013, there was $987,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.84 years.

[B] Restricted Stock Awards:

In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2011, 2012 and 2013 is as follows:

		Weighted -
		Average
	Number of	Grant
	Non-vested	Date
	Shares	Fair Value

Non-vested at January 1, 2011	319,000	$3.07
Granted	63,000	4.55
Vested	(21,000)	2.88
Forfeited	-	-

Non-vested at December 31, 2011	361,000	$3.34
Granted	75,000	5.93
Vested	(143,000)	3.79
Forfeited	-	-

Non-vested at December 31, 2012	293,000	$3.79
Granted	101,000	5.67
Vested	(183,000)	3.35
Forfeited	(11,000)	4.92

Non-vested at December 31, 2013	200,000	$5.08

For the years ended December 31, 2011, 2012 and 2013, the Company recorded $370,000, $510,000 and $527,000 respectively, of stock-based compensation expense in connection with the restricted stock grants. As of December 31, 2013, there was $518,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 1.69 years.

[C] Performance Shares:

The Company grants performance shares to certain key employees pursuant to the 2007 Equity Compensation Plan, as amended. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period from the date of issuance, with the ability to achieve prorated performance shares during interim annual measurement periods. The annual measurement period is based on a trading-day average of the Company’s stock after the announcement of annual results. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the years ended December 31, 2011, 2012 and 2013 was insignificant.

The following table summarizes the activity relating to the Company’s performance shares for the years ended December 31, 2011, 2012 and 2013:

Non-vested
Shares

Performance shares, non-vested, January 1, 2011	327,000
Granted	-
Vested	-
Forfeited	-

Performance shares, non-vested, December 31, 2011	327,000
Granted	40,000
Vested	-
Forfeited	(233,000)

Performance shares, non-vested, December 31, 2012	134,000
Granted	-
Vested	-
Forfeited	(100,000)

Performance shares, non-vested, December 31, 2013	34,000

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

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder.  The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of December 31, 2013, the Company has not yet been requested to file such a registration statement.

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

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Warrant Shares pursuant to any exercise of the Warrants. As of December 31, 2013, the Company has sufficient shares reserved.

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

NOTE 13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2012	2013

Accounts payable	$3,833,000	$5,303,000
Accrued warranty	520,000	522,000
Accrued severance	-	100,000
Accrued compensation	1,182,000	172,000
Other current liabilities	103,000	167,000

	$5,638,000	$6,264,000

Included in accounts payable and accrued expenses at December 31, 2013 is accrued severance of $100,000 to the Company’s former Chief Operating Officer. The accrued severance is payable in equal monthly installments of approximately $17,000.

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2012 and 2013.

The following table summarizes warranty activity during the years ended December 31, 2012 and 2013:

	Year Ended
	2012	2013

Accrued warranty reserve, beginning of year	$752,000	$520,000
Accrual for product warranties issued	289,000	403,000
Product replacements and other warranty expenditures	(386,000)	(253,000)
Expiration of warranties	(135,000)	(148,000)

Accrued warranty reserve, end of period	$520,000	$522,000

NOTE 14- CAPITAL LEASE OBLIGATION

In September 2013, the Company acquired certain computer equipment pursuant to a capital lease obligation. Under the lease agreement, during the term which expires in December 2015, the Company is required to make monthly payments of approximately $14,000, including interest at an annual rate of 12.82%

Annual minimum lease payments under capital lease obligations are as follows:

Year ending December 31:

2014	$174,000
2015	159,000

333,000
Less: amount representing interest	(40,000)
Total	$293,000

NOTE 15 - CONCENTRATION OF CUSTOMERS

Two customers accounted for 18% and 10% of the Company’s revenue during the year ended and as of December 31, 2013 and one of the customers accounted for 10% of the Company’s accounts receivable as of December 31, 2013. One customer accounted for 54% of finance receivables as of December 31, 2013.

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

[B] Stock repurchase program:

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $ 3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the year ended December 31, 2013. As of December 31, 2013, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $ 4.33 per share.

Previously, on May 3, 2007, the Company had announced that its Board of Directors had authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10,000,000 pursuant to a share repurchase program (the “2007 Repurchase Program”). The 2007 Repurchase Program was terminated by the Board of Directors in March 2012. The Company had purchased a total of approximately 1,075,000 shares of its common stock in open market transactions under the 2007 Repurchase Program for an aggregate purchase price of approximately $9,970,000, or an average cost of $ 9.27 per share. The repurchases were funded from the Company’s working capital, and the amount and timing of such repurchases depended upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of our management.

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

[D] Shares withheld:

During the year ended December 31, 2013, 49,000 shares of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $265,000.

During the year ended December 31, 2012, 18,000 shares of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $100,000.

During the year ended December 31, 2011, 14,000 shares of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $47,000.

NOTE 17 - INCOME TAXES

At December 31, 2013, the Company had an aggregate net operating loss carryforward of approximately $47,827,000 for U.S. federal income tax purposes, of which $7,879,000 relates to stock options for which there were no compensation charges for financial reporting. Accordingly, any future tax benefit upon utilization of that net operating loss would be credited to additional paid-in capital. The Company has not included this amount in deferred tax assets. At December 31, 2013, the Company had an aggregate net operating loss carryforward of approximately $16,815,000 for state income tax purposes and a foreign net operating loss carryforward of approximately $1,608,000. Substantially all of the net operating loss carryforwards expire from 2020 through 2033 for federal purposes and from 2016 through 2033 for state purposes. The net operating loss carryforwards may be limited to use in any particular year based on Internal Revenue Code (“IRC”) Section 382 related to change of ownership restrictions. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on long-term bond rates and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. In addition, future stock issuances may subject the Company to further limitations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

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

We have New Jersey net operating loss carryforwards (“NJ NOLs”) in the approximate amount of $12,575,000 expiring through 2033, which are available to reduce future earnings which would otherwise be subject to state income tax. As of December 31, 2013, approximately $10,338,000 of these New Jersey loss carryforwards had been approved for sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, we must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. Since specific sales transactions are subject to approval by the NJEDA, we recognize the associated tax benefits in the financial statements as they are approved. As of December 31, 2013, the Company received approval for the sale of approximately $10.3 million of NJ NOLs, subject to a 7.4% seller’s allocation factor ($760,000, net) for approximately $63,000. As such, the Company reversed the valuation allowance related to these NJ NOLs in 2013. In January 2014, the Company received approximately $63,000 in cash proceeds. As of December 31, 2012, the Company received approval for the sale of approximately $9.5 million of NJ NOLs, subject to an 83.9% seller’s allocation factor ($8.0 million, net) for approximately $662,000. As such, the Company reversed the valuation allowance related to these NJ NOLs in 2012. In January 2013, the Company received approximately $662,000 in cash proceeds.

The Company has net deferred tax assets of approximately $19,192,000 and $21,536,000 at December 31, 2012 and 2013, respectively. The increase in the deferred tax asset is primarily attributable to the net operating losses, partially offset by the sale of the NJ net operating losses. The Company had other temporary differences between financial and tax reporting for stock-based compensation, fixed asset depreciation expense, deferred revenue, deferred expenses, inventory reserves and acquisition-related expenses.

The Company has elected to use the incremental approach for financial statement purposes. Under this approach, the Company will utilize net operating loss carryforwards before utilizing excess benefit from exercise of options during the current year. The Company has provided a valuation allowance against the full amount of its deferred tax asset, net of the benefit expected to be derived from the sale of the NJ NOLs discussed above. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. The valuation allowance increased (decreased) in 2011, 2012 and 2013 by $1,328,000, $(580,000) and $2,344,000, respectively.

Loss before income taxes consists of the following:

	Year Ended December 31,
	2011	2012	2013

U.S. operations	$(4,198,000)	$(2,736,000)	$(7,140,000)
Foreign operations	(232,000)	(518,000)	(422,000)

	$(4,430,000)	$(3,254,000)	$(7,562,000)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations is attributable to the following:

	Year Ended December 31,
	2011	2012	2013

Income tax benefit at the federal statutory rate	$(1,499,000)	$(1,106,000)	$(2,550,000)
State and local income taxes, net of effect on federal taxes	(294,000)	(256,000)	(646,000)
Increase (decrease) in valuation allowance	1,328,000	(580,000)	2,440,000
ISO grants and restricted shares	276,000	224,000	223,000
Expiration and adjustment on sale of state net operating loss	-	428,000	452,000
Sale of NJ net operating loss carryforwards	(390,000)	-	-
Permanent differences and other	189,000	628,000	18,000

	$(390,000)	$(662,000)	$(63,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2013 are presented below:

	December 31,
	2012	2013

Deferred tax assets:
Net operating loss carryforwards	$13,928,000	$15,065,000
Stock-based compensation	1,357,000	1,386,000
Deferred revenue	4,058,000	4,048,000
Intangibles, amortization	642,000	1,058,000
Inventories	461,000	1,076,000
Acquisition related expenses	433,000	418,000
Other deductible temporary differences	670,000	814,000

Total gross deferred tax assets	21,549,000	23,865,000
Less: Valuation allowance	(18,530,000)	(21,473,000)

	3,019,000	2,392,000
Deferred tax liabilities:
Deferred expenses	(1,996,000)	(2,093,000)
Fixed assets, depreciation	(361,000)	(236,000)

	(2,357,000)	(2,329,000)

Net deferred tax assets	$662,000	$63,000

NOTE 18 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, I.D. Systems GmbH, and United Kingdom subsidiary, I.D. Systems (UK) Ltd (“Didbox”), are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for the GmbH included in the Consolidated Statement of Operations are as follows:

	Year Ended December 31,
	2011	2012	2013

Net revenue	$1,576,000	$1,198,000	$1,128,000

Net loss	(109,000)	(420,000)	(395,000)

Total assets of the GmbH were $1,739,000 and $1,701,000 as of December 31, 2012 and 2013, respectively. The GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for Didbox included in the consolidated statement of operations are as follows:

	Year Ended December 31,
	2011	2012	2013

Net revenue	$763,000	$1,133,000	$1,643,000

Net loss	(123,000)	(98,000)	(27,000)

Didbox’s total assets were $1,291,000 and $2,200,000 as of December 31, 2012 and 2013, respectively. Didbox operates in a local currency environment using the British Pound as its functional currency.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transaction (losses) gains for the years ended December 31, 2011, 2012 and 2013 of $(30,000), $(15,000) and $37,000, respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

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

The accumulated balances for each classification of other comprehensive loss are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2011	$(22,000)	$(15,000)	$(37,000)
Net current period change	(4,000)	(8,000)	(12,000)

Balance at December 31, 2011	$(26,000)	$(23,000)	$(49,000)

Net current period change	6,000	$96,000	$102,000

Balance at December 31, 2012	$(20,000)	$73,000	$53,000

Net current period change	(77,000)	$(82,000)	$(159,000)

Balance at December 31, 2013	$(97,000)	$(9,000)	$(106,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income or loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign currency financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with the Gmbh resulted in a translation (losses) gains of $(4,000), $6,000 and $(77,000) at December 31, 2011, 2012 and 2013, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

Under the terms of the severance agreements, in general, each executive is entitled to the following: (i) a cash payment at the rate of the executive’s annual base salary as in effect immediately prior to the Trigger Event for a period of 12, 15 or 18 months, depending on the executive, (ii) continued healthcare coverage during the severance period, (iii) partial accelerated vesting of the executive’s previously granted stock options and restricted stock awards, and (iv) an award of “Performance Shares” under the Restricted Stock Unit Award Agreement previously entered into between the Company and the executive. See Note 21 to the Consolidated Financial Statements.

[C] Operating leases:

The Company is obligated under operating leases for its facilities and offices. The Company’s operating leases provide for minimum annual rental payments as follows:

Year Ending
December 31,

2014	660,000
2015	625,000
2016	476,000
2017	485,000
2018	496,000
Thereafter	1,074,000

$3,816,000

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

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases was approximately $813,000, $900,000 and $840,000 for the years ended December 31, 2011, 2012 and 2013, respectively.

NOTE 21 – SUBSEQUENT EVENTS

Effective as of March 2, 2014, Mr. Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company and as Chairman of the Company's Board of Directors (the "Board"). Following Mr. Jagid's resignation, the Board appointed Kenneth S. Ehrman, Interim Chief Executive Officer of the Company.

On March 21, 2014, Mr. Jagid resigned from the Board and entered into a Separation and General Release Agreement (the “Separation Agreement”) with the Company. Under the terms of the Separation Agreement, in exchange for a general release of claims and certain restrictive covenants, the Company has agreed to pay Mr. Jagid eighteen (18) months’ base salary, one-third of which will be paid to Mr. Jagid on March 31, 2014, and the remainder of which will be paid over eighteen (18) months in accordance with the Company’s normal payroll practices. In addition, the vesting of Mr. Jagid’s unvested stock options and restricted stock awards will be accelerated, and Mr. Jagid will have fifteen (15) months to exercise his stock options.

NOTE 22 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial data for each quarter for the years ended December 31, 2012 and 2013. We believe the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$3,775,000	$5,303,000	$6,966,000	$7,096,000
Services	4,239,000	4,067,000	4,239,000	4,261,000

	8,014,000	9,370,000	11,205,000	11,357,000

Cost of revenues:
Cost of products	2,694,000	3,005,000	3,853,000	6,362,000
Cost of services	1,484,000	1,515,000	1,535,000	1,588,000

	4,178,000	4,520,000	5,388,000	7,950,000

Gross Profit	3,836,000	4,850,000	5,817,000	3,407,000

Selling, general and administrative expenses	5,516,000	5,595,000	4,981,000	5,677,000
Research and development expenses	1,140,000	1,123,000	1,082,000	1,044,000
Other income, net	198,000	161,000	170,000	157,000

Net loss before income tax benefit	(2,622,000)	(1,707,000)	(76,000)	(3,157,000)
Income tax benefit - sale of NJ net operating losses			-	63,000

Net loss	$(2,622,000)	$(1,707,000)	$(76,000)	$(3,094,000)

Net loss per share - basic and diluted	$(0.22)	$(0.14)	$(0.01)	$(0.26)

	Year Ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$5,711,000	$4,761,000	$11,273,000	$6,895,000
Services	4,101,000	3,920,000	4,206,000	3,768,000

	9,812,000	8,681,000	15,479,000	10,663,000

Cost of revenues:
Cost of products	3,463,000	2,810,000	5,385,000	4,380,000
Cost of services	1,403,000	1,321,000	1,497,000	1,446,000

	4,866,000	4,131,000	6,882,000	5,826,000

Gross Profit	4,946,000	4,550,000	8,597,000	4,837,000

Selling, general and administrative expenses	5,589,000	5,671,000	5,467,000	5,682,000
Research and development expenses	1,114,000	1,085,000	1,098,000	1,044,000
Other income, net	110,000	140,000	135,000	181,000

Net (loss) income before income tax benefit	(1,647,000)	(2,066,000)	2,167,000	(1,708,000)
Income tax benefit - sale of NJ net operating losses				662,000

Net (loss) income	$(1,647,000)	$(2,066,000)	$2,167,000	$(1,046,000)

Net (loss) income per share - basic and diluted	$(0.14)	$(0.18)	$0.18	$(0.09)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of December 31, 2013, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2013, of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2014 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided,  however, that such information shall not be incorporated herein:

•	if the information that is responsive to the information required with respect to this Item 10 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

•	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 11. Executive Compensation

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2014 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided,  however, that such information shall not be incorporated herein:

•	if the information that is responsive to the information required with respect to this Item 11 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

•	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2014 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided ,  however , that such information shall not be incorporated herein:

•	if the information that is responsive to the information required with respect to this Item 12 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

•	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2014 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided,  however, that such information shall not be incorporated herein:

•	if the information that is responsive to the information required with respect to this Item 13 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

•	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2014 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided,  however, that such information shall not be incorporated herein:

•	if the information that is responsive to the information required with respect to this Item 14 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

•	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

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

90

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

10.9	Amendment to Severance Agreement, dated as of June 20, 2013, between I.D. Systems, Inc. and Kenneth Ehrman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2013 (File No. 001-15087) filed with the SEC on August 14, 2013).*

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

10.13	Separation and General Release Agreement, dated as of July 19, 2013, between I.D. Systems, Inc. and Darryl Miller (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2013 (File No. 001-15087) filed with the SEC on November 14, 2013).*

10.14	Separation and General Release Agreement, dated as of March 21, 2014, between Jeffrey M. Jagid and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.15	Severance Agreement, dated as of March 27, 2014, between Brett Kilpatrick and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.16
Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.17
Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.18
Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.19
Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.20	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith. The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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

Date: March 28, 2014
I.D. SYSTEMS, INC.

By:	/s/ Kenneth S. Ehrman

Kenneth S. Ehrman
President and Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ned Mavrommatis

Ned Mavrommatis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth S. Ehrman	President and Interim Chief Executive Officer	March 28, 2014
Kenneth S. Ehrman	(Principal Executive Officer)

/s/ Ned Mavrommatis	Chief Financial Officer	March 28, 2014
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Lawrence S. Burstein	Director	March 28, 2014
Lawrence Burstein

/s/ Harold D. Copperman	Director	March 28, 2014
Harold D. Copperman

/s/ Robert J. Farrell	Director	March 28, 2014
Robert J. Farrell

/s/ Michael P. Monaco	Director	March 28, 2014
Michael Monaco

I.D. SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Inventory reserve

Year ended December 31, 2013	$686	$2,066	(496)	$2,256

Year ended December 31, 2012	$710	$134	(158)	$686

Year ended December 31, 2011	$872	$30	(192)	$710

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	to Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Allowance for doubtful accounts

Year ended December 31, 2013	$653	$482	(180)	$955

Year ended December 31, 2012	$366	$432	(145)	$653

Year ended December 31, 2011	$161	$275	(70)	$366

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

10.3.1
1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.3.2
Amendment, dated March 15, 2012, to 1999 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.4
I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-185085) filed with the SEC on November 21, 2012).*

10.5.1
2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.5.2
Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.6
Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Jeffrey Jagid (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.7
Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.8
Severance Agreement, dated September 11, 2009, by and between the Company and Kenneth Ehrman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9
Amendment to Severance Agreement, dated as of June 20, 2013, between I.D. Systems, Inc. and Kenneth Ehrman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2013 (File No. 001-15087) filed with the SEC on August 14, 2013).*

10.10
Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.11
Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2010 (File No. 001-15087) filed with the SEC on May 17, 2010).

10.12
Severance Agreement, dated December 14, 2010, by and between the Company and Darryl Miller (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of I.D. Systems, Inc. for the fiscal year ended December 31, 2010 (File No. 001-15087) filed with the SEC on March 31, 2011).*

10.13
Separation and General Release Agreement, dated as of July 19, 2013, between I.D. Systems, Inc. and Darryl Miller (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2013 (File No. 001-15087) filed with the SEC on November 14, 2014).*

10.14
Separation and General Release Agreement, dated as of March 21, 2014, between Jeffrey M. Jagid and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.15
Severance Agreement, dated as of March 27, 2014, between Brett Kilpatrick and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.16
Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.17
Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.18
Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.19
Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.20	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Management contract or compensatory plan or arrangement.

**
Furnished herewith.  The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.