Form 10-K/A
period 2013-12-31
ID SYSTEMS INC
filed 2014-04-30
CIK 49615

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

Yes ☒ or No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ or No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K T (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                       Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ or No ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $53.6 million.

The number of shares of Common Stock outstanding as of April 29, 2014 was 12,287,483 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Form 10/KA”) to the Annual Report on Form 10-K (the “Annual Report”) of I.D. Systems, Inc. (the “Company,” “we” or “us”) for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014, is filed solely for the purpose of including information that was to be incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2013 and is therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Form 10-K/A certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on March 28, 2014 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

(i)

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The table below sets forth the names and ages of the directors and executive officers of the Company as of April 29, 2014, as well as the position(s) and office(s) with the Company held by those individuals. A summary of the background and experience of each of those individuals is set forth after the table.

Name	Age	Position(s)

DIRECTORS(1):

Lawrence S. Burstein	71	Director

Harold D. Copperman	67	Director

Robert J. Farrell	50	Director

Michael P. Monaco	66	Director

EXECUTIVE OFFICERS:

Kenneth S. Ehrman	44	President and Interim Chief Executive Officer

Michael L. Ehrman	41	Chief Technology Officer

Brett Kilpatrick	55	Executive Vice President of Worldwide Sales

Ned Mavrommatis	43	Chief Financial Officer, Treasurer and Corporate Secretary

_________________

(1)    On April 4, 2014, each of Lawrence S. Burstein, Harold D. Copperman, Robert J. Farrell and Michael P. Monaco informed the Company of their respective decisions not to stand for re-election to the Company’s board of directors (the “Board”) at the Company’s 2014 annual meeting of stockholders.

Directors

Lawrence S. Burstein. Mr. Burstein has served as a director of the Company since June, 1999. Mr. Burstein also serves as a member of each of the Audit Committee and the Nominating Committee of the Board, and is the Chairman of the Nominating Committee. Since March, 1996, Mr. Burstein has served as President and a director of Unity Venture Capital Associates Ltd., a private investment company. Mr. Burstein also serves as a director and a member of the compensation and governance committees of the board of directors of CAS Medical Systems, Inc., a publicly traded medical technology company that develops, manufactures and markets non-invasive patient monitoring products. Mr. Burstein was formerly a director of THQ, Inc., a video game publisher and Atrinsic, Inc., an internet marketing company (both of which companies filed for protection under Chapter 11 of the Federal Bankruptcy Act in 2012). Mr. Burstein previously served as a director of Millennium India Acquisition Corp. from July 2007 until October 2010 and as a director of American Telecom Services, Inc. from February 2006 until 2009. Mr. Burstein received a Bachelor of Arts in Economics from the University of Wisconsin and received his law degree from Columbia Law School.

Mr. Burstein has extensive experience in private investments and finance, and possesses considerable knowledge with respect to law and strategic business matters across a variety of industries. As a result of these experiences and the insights he has gained in investments, financial management and other areas, Mr. Burstein makes a significant contribution to the Board’s consideration of issues and oversight of management. In addition, Mr. Burstein’s service as a director of the Company since 1999 has provided him with extensive knowledge of the Company and its business and operations. Mr. Burstein also brings significant board expertise to the Company, as he serves as a director (and a member of various board committees) of several of public companies. Mr. Burstein’s skills and experience make him knowledgeable of the complex issues facing global companies today and give him an understanding of what makes businesses work effectively and efficiently.

Harold D. Copperman. Mr. Copperman has served as a director of the Company since October, 2008, and as the Board’s independent lead director since June, 2009. Mr. Copperman also serves as a member of each of the Audit Committee, Compensation Committee and Nominating Committee of the Board, and is the Chairman of the Compensation Committee. Mr. Copperman has served as President and Chief Executive Officer of HDC Ventures, Inc., a management and investment group focusing on enterprise systems, software and services, since March, 2002. From January, 2001, to March, 2002, Mr. Copperman was a consultant and a private investor. From 1993 to 1999, Mr. Copperman served as Senior Vice President and Group Executive at Digital Equipment Corp. Mr. Copperman also has served as President and Chief Executive Officer of JWP Information Services, Inc.; President and Chief Operating Officer of Commodore Business Machines, Inc.; and Vice President and General Manager for Apple Computer, Inc.’s Eastern Operations. He also spent 20 years at IBM Corporation, where he held a variety of sales, marketing and executive positions. Since January, 2010, Mr. Copperman has served as a director and the chairman of the compensation committee of the board of directors of Meru Networks, Inc., a publicly traded company that engages in the development and marketing of a virtualized wireless LAN solution. From April, 2013 through February, 2014, Mr. Copperman also served as a director of Virtual Piggy Inc., a publicly traded company that is an innovator in facilitating safe youth payments on the Internet. Mr. Copperman also served as a director and the chairman of the compensation committee of EDGAR Online, Inc., a leading provider of financial data, analytics and disclosure management solutions to help corporations and institutional investors facilitate compliance and management of regulatory disclosure filings from August 2011 until August 2012, when EDGAR Online was acquired by RR Donnelley and Sons.

Mr. Copperman also served as a director and the chairman of the compensation committee of the board of directors of Metastorm Inc., a privately held, global provider of enterprise architecture modeling, business process analysis and business process management software, from 2001 until February, 2011, when Metastorm was acquired by Open Text Corporation. Mr. Copperman also previously served as a director and a member of the audit, compensation and nominating and governance committees of the board of directors of Avocent Corporation, a publicly traded company that delivers IT operations management solutions, from 2002 until December, 2009, at which time Avocent Corporation was acquired by Emerson Electric Co. In addition, Mr. Copperman previously served as a director and a member of the audit and nominating and governance committees and the chairman of the compensation committee of the board of directors of AXS-One Inc., a publicly traded company that provides high performance records compliance management solutions, from 2006 until June, 2009, when AXS-One Inc. was acquired by Unify Corporation. From 2001 until 2008, Mr. Copperman also served as a director and a member of the audit and nominating and governance committees of the board of directors of Epicor Software Corporation, a publicly held company that designs, develops, markets and supports enterprise application software solutions and services. He also served on the board of directors of America Online from 1989 to 1993 as it became a public company. Mr. Copperman received a Bachelor of Science in Mechanical Engineering from Rutgers University and served as a Captain in the U.S. Army.

Mr. Copperman possesses extensive business, operating and executive expertise, and has a diversified background of managing and operating several companies, primarily in the technology industry. Among other things, Mr. Copperman has served as the chief executive officer of a major distributor, and possesses skills in the areas of executive management, leadership, corporate governance, strategic planning and mergers and acquisitions. Mr. Copperman’s experience as a board member of various public companies, including as member or chairman of their compensation committees, provides him with insight and perspective into current best practices at the board of directors and compensation committee levels and enables him to be an effective contributing member of the Board.

Robert J. Farrell. Mr. Farrell has served as a director of the Company since June, 2013. Mr. Farrell also serves as a member of the Compensation Committee of the Board. Mr. Farrell has served as President and Chief Executive Officer and a director of Kewill, Ltd., a privately held, global enterprise software company that provides supply chain execution solutions, since October, 2012. Mr. Farrell served as President and Chief Executive Officer and a director of EDGAR Online, Inc., a formerly publicly traded company and a leading provider of financial data, analytics and disclosure management solutions to help corporations and institutional investors facilitate compliance and management of regulatory disclosure filings, from March, 2011 to September, 2012, after which EDGAR Online was acquired by RR Donnelly and Sons. He served as Chairman and Chief Executive Officer and a director of Metastorm, Inc., a privately held, global provider of enterprise architecture modeling, business process analysis and business process management software, from July, 2002 to February, 2011, when Metastorm was acquired by Open Text Corporation. Mr. Farrell also served as President of the Americas Region for Mercator Software, Inc., a provider of Enterprise Application Integration (EAI) software, from June, 2001 to July, 2002; as Chief Operating Officer of LeadingSide, Inc., an international provider of knowledge management technology and solutions, from December, 1999 to April, 2001; and as Executive Vice President of International Operations of Computer Horizons Corp., a provider of information technology solutions and services, from July, 1996 to December, 1999. Earlier in his career, he held positions at several large organizations, including E. F. Hutton & Co., American Express Company and Grumman Data Systems Corporation. Mr. Farrell also has served as a director and a member of the compensation committee of the board of directors of Folio Dynamics, Inc., a privately held “software as a service” (SaaS) provider of investment management programs and wealth management platform solutions, since August, 2012.

Mr. Farrell is a senior level software and technology executive with vast international business and technical experience. He has held diverse and significant P&L (profit & loss) responsibility, traveling the globe to interact with many of the world’s renowned organizations to drive and build valuable and successful business operations. As the key executive and a director of both public and private companies, Mr. Farrell has been the architect and implementer of strategies that create customer, stockholder and employee value. Mr. Farrell possesses skills in the areas of strategic planning, P&L (profits and loss) management, mergers and acquisitions, business development, research and development, marketing and sales. We believe that Mr. Farrell’s diverse background and experience as an executive and a director of both public and private companies, give him the qualifications and skills to enable him to serve as an effective contributing member of the Board.

Michael P. Monaco. Mr. Monaco has served as a director of the Company since June, 2001. Mr. Monaco also serves as a member of each of the Audit Committee, Compensation Committee and Nominating Committee of the Board, and is the Chairman of the Audit Committee. Mr. Monaco is a Senior Managing Director at CDG Group, LLC, a New York-based firm specializing in restructurings, mergers and acquisitions and crisis and turnaround management. He served as Chairman and Chief Executive Officer of Accelerator, LLC, a provider of outsource services, from 2000 to 2001. He served as a Vice Chairman of Cendant Corporation from 1996 to 2000 and as Chief Executive Officer of the Direct Marketing Division of Cendant from 1998 to 2000. Mr. Monaco served as the Executive Vice President and Chief Financial Officer of the American Express Company from 1990 to 1996. Mr. Monaco currently serves as a director of The International Securities Exchange, which operates a leading options exchange in the United States. Mr. Monaco previously served as a director of Washington Group International, Inc. (“WGI”), a publicly traded company which provides integrated engineering, construction and management services to businesses and governments around the world, from 2002 until November, 2007, when WGI was acquired by URS Corporation, and also served as chairman of the audit committee of WGI’s board of directors. Mr. Monaco received a Bachelor of Science degree in Accounting from Villanova University and a Master of Business Administration degree from Fairleigh Dickinson University. Mr. Monaco is also a Certified Public Accountant.

As a result of his role as Executive Vice President and Chief Financial Officer of the American Express Company, as well as the other positions of financial oversight and responsibility that he has held during his career, Mr. Monaco, Chairman of our Audit Committee, has significant experience in public company accounting, risk management, disclosure and financial system management and has been determined to be an “audit committee financial expert” under the rules and regulations of the SEC. Mr. Monaco’s prior experiences demonstrate his leadership capability and business acumen. Mr. Monaco also has other public company board experience, including specific experience serving on audit committees.

Executive Officers

Kenneth S. Ehrman. Mr. Ehrman is one of our founders and has served our President since our inception in 1993 and as our Interim Chief Executive Officer since March, 2014. Mr. Ehrman also previously served as our Chief Operating Officer from June, 2000 to March, 2010, and as a director of the Company from 1993 until 2013. Since September, 2012, Mr. Ehrman has served as a member of the board of directors of Financial Services, Inc., a privately held provider of data processing solutions for banking. He graduated from Stanford University in 1991 with a Bachelor of Science in Industrial Engineering. Upon his graduation, and until our inception, Mr. Ehrman worked as a production manager with Echelon Corporation. Mr. Ehrman is the brother of Michael L. Ehrman, our Chief Technology Officer.

Michael L. Ehrman. Mr. Ehrman serves as our Chief Technology Officer, a position he has held since March, 2010. Mr. Ehrman previously served as our Executive Vice President of Engineering from August, 1999, until March, 2010. Prior to that, he served as our Executive Vice President of Software Development since joining us in 1995. Mr. Ehrman graduated from Stanford University in 1994 with a Master of Science in Engineering-Economics Systems as well as a Bachelor of Science in Computer Systems Engineering. Upon his graduation in 1994, Mr. Ehrman was employed as a consultant for Andersen Consulting in New York. Mr. Ehrman is the brother of Kenneth S. Ehrman, our President and Interim Chief Executive Officer and a member of our Board.

Brett Kilpatrick. Mr. Kilpatrick has served as our Executive Vice President of Worldwide Sales since March, 2012. From October, 2010 until March 2012, Mr. Kilpatrick served as our Vice President of Sales and in such capacity, was responsible for the sales of our Vehicle Management Systems. Prior to joining the Company, Mr. Kilpatrick was the Managing Partner and Chief Executive Officer of AnalytiCare, LLC, a start-up company that provides business intelligence, analytics, and data licensing in a Software as a Service (SaaS) offering to the healthcare market. Prior to that, he served as the Chief Executive Officer of Panoratio Worldwide from 2005 to 2008. Mr. Kilpatrick has also served as the Vice President of Worldwide Sales at Determine, Inc. (acquired by Selectica), and the Chief Executive Officer of Alterian, Inc. Mr. Kilpatrick also has held executive and management positions with several public companies over the course of his career, including AvantGo, Oracle, Accenture, IONA Technologies and Versant. Mr. Kilpatrick earned a Bachelor of Science Degree in Biology from Purdue University.

Ned Mavrommatis. Mr. Mavrommatis has served as our Chief Financial Officer since joining us in August, 1999, as our Treasurer since June, 2001, and as our Corporate Secretary since November, 2003. Prior to joining us, Mr. Mavrommatis was a Senior Manager at the accounting firm of Eisner LLP (currently known as EisnerAmper LLP). Mr. Mavrommatis received a Master of Business Administration in finance from New York University’s Leonard Stern School of Business and a Bachelor of Business Administration in accounting from Bernard M. Baruch College, The City University of New York. Mr. Mavrommatis is also a Certified Public Accountant.

Audit Committee

The Audit Committee of the Board of Directors, which is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is composed of Lawrence S. Burstein, Harold D. Copperman and Michael P. Monaco, each of whom is independent under The NASDAQ Stock Market LLC Rule 5605(c)(2) and Rule 10A-3 under the Exchange Act.

The Board has determined that it has at least one “audit committee financial expert” serving on the Audit Committee. Mr. Monaco serves as the audit committee financial expert. Mr. Monaco also serves as the Chairman of the Audit Committee.

Code of Ethics

We have a code of ethics (the “Code of Ethics”) that applies to our Chief Executive Officer, Chief Financial Officer and Controller and other persons who perform similar functions. A copy of our Code of Ethics can be found on our website at www.id-systems.com. The Code of Ethics also is available in print, free of charge, to any stockholder who requests a copy by writing to the Company at the following address: I.D. Systems, Inc., 123 Tice Boulevard, Woodcliff Lake, New Jersey 07677, Attention: Corporate Secretary. Our Code of Ethics is intended to be a codification of the business and ethical principles that guide the Company, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code. We will post any amendment to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or The NASDAQ Stock Market LLC, on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC statements on Form 3, Form 4 and Form 5 of ownership and changes in ownership. Officers, directors and greater than 10% stockholders are required by regulation to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3, 4 and 5 and any amendments to those forms that have been furnished to us, we believe that all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to the fiscal year ended December 31, 2013, except that Robert J. Farrell filed late with the SEC (i) a Form 3 following his appointment as a director of the Company and (ii) a Form 4 with respect to the Company’s grant to him of restricted shares of common stock and options to purchase common stock in connection with his service as a director.

Item 11.	Executive Compensation

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Form 10-K/A.

Members of the Compensation Committee:

Harold D. Copperman, Chairman

Robert J. Farrell

Michael P. Monaco

Compensation Discussion and Analysis

Introduction

This discussion presents the principles underlying our executive officer compensation program. Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion. The focus is primarily on compensation of our executive officers for the fiscal year ended December 31, 2013, but some historical and forward-looking information is also provided to put such year’s compensation information in context. The information presented herein relates to the (i) the individual serving as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2013, (ii) the individual serving as the Company’s Chief Financial Officer during the fiscal year ended December 31, 2013, and (iii) each of the Company’s three most highly compensated executive officers other than the Chief Executive Officer and the Chief Financial Officer who were serving as executive officers of the Company as of December 31, 2013, each of whom is sometimes referred to in this Form 10-K/A as a “Named Executive Officer.”

Compensation Philosophy and Objectives

We attempt to apply a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premises that our success is dependent upon the efforts of each employee and that a cooperative, team-oriented environment is an essential part of our culture. We believe in the importance of rewarding our employees for our successes, which is why we emphasize pay-for-performance incentive compensation. Particular emphasis is placed on broad employee equity participation through the use of stock options and restricted stock awards, as well as on annual cash bonuses linked to achievement of our corporate performance goals. We considered the results of the “say on pay” proposal with respect to executive compensation presented to the stockholders at our 2013 annual meeting held on June 20, 2013, and in light of the support the proposal received, we continue to emphasize pay-for-performance incentive compensation, as explained in detail in this Compensation Discussion and Analysis.

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

Total compensation paid to our executive officers is influenced significantly by the need to attract and retain management employees with a high level of expertise and to motivate and retain key executives for our long-term success. Some of the components of compensation, such as salary, are generally fixed and do not vary based on our financial and other performance. Some components, such as bonus, stock options and stock award grants, are dependent upon the achievement of certain goals approved by the Compensation Committee; and for such purpose, the Compensation Committee considers goals for executive officers (other than our Chairman and Chief Executive Officer) recommended by our Chairman and Chief Executive Officer, and includes him in its discussions with respect to such goals. Furthermore, the value of certain of these components, such as stock options and restricted stock, is dependent upon our future stock price.

We compensate our executive officers in these different ways in order to achieve different goals. Cash compensation, for example, provides executive officers with a minimum base salary. Incentive bonus compensation is generally linked to the achievement of financial and business goals (as described in greater detail below), and is intended to reward executive officers for our overall performance. Stock options and grants of restricted stock are intended to link our executive officers’ longer-term compensation with the performance of our stock and to build executive ownership positions in our stock. This encourages our executive officers to remain with us and to act in ways intended to maximize stockholder value, and serves to penalize them if we and/or our stock fails to perform to expectations.

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

The Compensation Committee monitors the results of the annual advisory “say-on-pay” proposal and incorporates such results as one of many factors considered in connection with the discharge of its responsibilities. At our 2013 annual meeting of stockholders, the stockholders approved, on an advisory basis, the compensation of the Named Executive Officers, and in light of such approval, the Compensation Committee continued with its performance-based compensation philosophy and its balanced approach to the components of its compensation program.

As discussed below, with respect to compensation paid with respect to 2013, the Compensation Committee considered certain compensation information provided by Compensation Resources, Inc. (“CRI”), the compensation consultant retained by the Compensation Committee in 2012. The Compensation Committee realizes that benchmarking our compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of compensation practices is useful to obtain an understanding of current compensation practices.

Elements of Executive Officer Compensation

Base Salary. We pay our executive officers a base salary, which we review and determine annually. We believe that a competitive base salary is a necessary element of any compensation program. We believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries are established in part based on the particular executive’s position, responsibility, experience, skills and expected contributions during the coming year and such individual’s performance during the prior year. We also have generally sought to align base compensation levels comparable to our competitors and other companies in similar stages of development. We do not view base salaries as primarily serving our objective of paying for performance, but in attracting and retaining the most qualified executives necessary to run the Company’s business. Since the base salaries of the Named Executive Officers were increased for 2012 by 4.17% - 4.71% in February 2012 (except for Mr. Kilpatrick’s base salary which was increased from $225,000 to $250,000 in April, 2011 prior to his becoming an executive officer), the Compensation Committee did not raise the base salaries of the Named Executive Officers for 2013 (except for Michael Ehrman’s base salary which was increased from $250,000 to $267,000), and continued to focus on a pay-for-performance structure, which is discussed below.

Cash Incentive Bonus Programs

The primary objective of our annual cash incentive bonus program is to motivate and reward our employees, including our Named Executive Officers, for meeting our short-term objectives using a pay-for-performance program with objectively determinable performance goals. Each of our Named Executive Officers (other than Brett Kilpatrick) is eligible to receive a cash incentive bonus under the 2013 Executive Incentive Plan (“EIP”), and Brett Kilpatrick, our Executive Vice President of Worldwide Sales, is eligible to receive a cash incentive bonus under another cash incentive bonus arrangement, each of which is discussed below.

Executive Incentive Plan

The objectives of the EIP, which was adopted by the Compensation Committee, are to align the interests of all employees with the Company’s annual performance goals. The EIP focuses on rewarding executives for the achievement of annual financial objectives with competitive financial incentives, and provides a systemic plan for establishing definitive performance goals. For 2013, the Company’s performance goals are based on revenue growth and “operating profit,” which for these purposes is defined as operating income (loss) from operations, excluding depreciation and amortization and stock-based compensation expense. Executives were eligible to be awarded cash bonus compensation based on the Company’s annual results in these areas.

The Company accrues funds for the EIP over the course of the applicable plan year. The EIP may be modified or terminated by the Compensation Committee at any time, but incentive awards that have been earned by the participating Named Executive Officers through the date of termination of the EIP will be payable. In addition, target awards and weightings may be modified by the Compensation Committee during the plan year based upon a shift in focus or changing industry standards, or any other factors that the Compensation Committee deems appropriate, but no such modifications were made in respect of 2013. The Compensation Committee has the authority to administer the EIP and has the final decision on any discrepancies in interpretation of the EIP.

Awards under the EIP are calculated as a percentage of an executive’s base salary and, as noted above, are based upon revenue growth and operating profit. The target award (expressed as a percentage of base salary) for each Named Executive Officer for whom a target award was established is as follows:

Named Executive Officer	Target Award Percentage
Jeffrey M. Jagid (1)	80%
Ned Mavrommatis	60%
Kenneth S. Ehrman (1)	60%
Michael L. Ehrman	50%

(1)	Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company and Kenneth S. Ehrman was appointed to serve as the Interim Chief Executive Officer of the Company.

2013 Revenue Targets. Fifty percent of the executive’s bonus under the EIP for 2013 was based on revenue targets (such portion, the “Revenue Bonus”). For 2013, for each of the Named Executive Officers entitled to participate in the EIP, the Company’s revenues (the “Revenues”) were required to equal or exceed $46,874,492 (the “Target Amount”) and the Company’s operating profit for 2013 was required to exceed $1, in order for the executives to receive their full Revenue Bonus. If Revenues were equal to at least 100% of the Target Amount, the executive would be entitled to receive 100% of his Revenue Bonus. In the event that the Revenues exceed the Target Amount, the executives would be paid based on the actual percentage of the Target Amount achieved; provided, that in the event Revenues exceed 105% of the Target Amount, for each 1% over 105% and up to 110%, the executive would be entitled to receive an additional 4% of the Revenue Bonus and for each 1% over 110%, the executive would be entitled to receive an additional 2% of the Revenue Bonus. The maximum amount of the Revenue Bonus, together with Operating Profit Bonus, discussed below, for each executive is 200% of the target award for such executive.

Any Revenue Bonuses are payable to the executives after completion of the Company’s audited financial statements for the applicable year. Participants are not entitled to receive an award unless they are employed by the Company at the time the award is payable by the Company. Based on 2013 revenues of the Company, none of Jeffrey M. Jagid, Ned Mavrommatis, Kenneth S. Ehrman or Michael L. Ehrman received Revenue Bonuses under the EIP for 2013.

2013 Operating Profit Targets. Fifty percent of the executive’s bonus under the EIP for 2013 was based on operating profit targets (such portion, the “Operating Profit Bonus”). For these purposes, “operating profit” is defined as operating income (loss) from operations, excluding depreciation and amortization and stock-based compensation expense and was calculated after all bonus expenses. For 2013, for each of the Named Executive Officers, the Company’s operating profit was required to equal or exceed $1,017,317 (the “Target Operating Profit”) in order for the executives to receive 100% of their Operating Profit Bonus, and the executives would not receive any portion of their Operating Profit Bonus if the Target Operating Profit was not achieved. In the event that the Company’s operating profit for 2013 exceeds the Target Operating Profit, the executives would be paid based on the actual percentage of the Target Operating Profit achieved. The maximum amount of the Operating Profit Bonus, together with the Revenue Bonus, for each executive is 200% of the target award for such executive.

Any Operating Profit Bonuses are payable to the executives after completion of the Company’s audited financial statements for the applicable year. Participants are not entitled to receive an award unless they are employed by the Company at the time the award is payable by the Company. Based on the Company’s actual operating profit for 2013, none of Jeffrey M. Jagid, Ned Mavrommatis, Kenneth S. Ehrman or Michael L. Ehrman received Operating Profit Bonuses under the EIP for 2013.

Brett Kilpatrick’s Cash Incentive Bonus Arrangement

Our cash incentive bonus arrangement with Brett Kilpatrick, our Executive Vice President of Worldwide Sales, is intended to reward Mr. Kilpatrick for the achievement of quarterly and annual financial objectives with competitive financial incentives, and provide a systemic plan for establishing definitive performance goals for him. For 2013, the Company’s performance goals for Mr. Kilpatrick were based on the Company’s revenue growth, and Mr. Kilpatrick was eligible for awards of cash bonus compensation based on the Company’s quarterly and annual results. For 2013, Mr. Kilpatrick was eligible to receive cash bonus compensation of up to $200,000 if certain revenue growth goals were met (the “Kilpatrick Revenue Bonus”), as discussed below.

Fifty percent of the Kilpatrick Revenue Bonus for 2013 was based on quarterly revenue targets (the “Quarterly Revenue Bonus”) and fifty percent of the Kilpatrick Revenue Bonus for 2013 was based on annual revenue targets (the “Annual Revenue Bonus”). For each quarter during 2013, the Company’s revenues were required to equal or exceed amounts ranging from $10,623,636 to $13,215,663 (the “Revenue Quarterly Target Amounts”) in order for Mr. Kilpatrick to receive the full amount of the Quarterly Revenue Bonus for such quarter, or $25,000. For 2013, the Company’s revenues were required to equal or exceed $48,727,500 (the “Annual Revenue Target Amount”) in order for Mr. Kilpatrick to receive the full Annual Revenue Bonus, or $100,000. After the end of each quarter during 2013 and after the end of 2013, if the Company’s quarterly revenues were equal to at least 100% of the applicable Revenue Quarterly Target Amount (the “Quarterly Revenue Minimum Amount”) and if the Company’s annual revenues were equal to at least 100% of the Annual Revenue Target Amount (the “Annual Revenue Minimum Amount”), respectively, Mr. Kilpatrick would be entitled to receive 100% of the Quarterly Revenue Bonus for such quarter and would be entitled to receive 100% of the Annual Revenue Bonus for 2013, respectively.

Mr. Kilpatrick would not be entitled to receive an award unless he is employed by the Company at the time the award is payable by the Company. Based on the Company’s revenues for 2013, Mr. Kilpatrick did not receive any Kilpatrick Revenue Bonuses for 2013.

Long-Term Incentive Plan.

We believe that stock options and restricted stock awards are an important long-term incentive for our executive officers and employees and that our stock option and restricted stock award program has been effective in aligning officer and employee interests with those of our stockholders. We review our equity compensation plans annually. Employees are eligible for annual stock option and restricted stock award grants based on targeted levels. These options and grants are intended to produce value for each executive officer if (i) our stockholders derive significant sustained value and (ii) the executive officer remains employed with us.

Historically, the Company did not have any program, plan or obligation under which it was required to grant equity compensation to any executive officer on specified dates or upon the achievement of certain performance goals. The authority to make equity grants to executive officers rests with the Compensation Committee, although, as noted, the Compensation Committee does consider the recommendations of our Chairman and Chief Executive Officer in setting the compensation of our other executive officers. For each year beginning with the year ended December 31, 2009, the Compensation Committee has adopted a long-term incentive plan for our Named Executive Officers, pursuant to which our Named Executive Officers may be entitled to earn equity grants upon the achievement of certain price targets relating to the Company’s common stock.

For the year ended December 31, 2013, the Compensation Committee adopted a Long-Term Incentive Plan (the “2013 LTIP”) for the Named Executive Officers. Under the 2013 LTIP, the Named Executive Officers will be entitled to earn equity grants and/or cash bonuses upon the achievement of certain price targets relating to the Company’s common stock.

The dollar value of the awards granted to each of the Named Executive Officers is set forth in the table below.

Named Executive Officer	Dollar Value of 2013 LTIP Award(1)
Jeffrey M. Jagid (2)	$275,000
Ned Mavrommatis	$165,000
Kenneth S. Ehrman (2)	$165,000
Michael L. Ehrman	$137,500
Brett Kilpatrick	$137,500

(1)	This dollar amount does not include the 10% Additional Performance Cash Amount discussed (and defined) below.

(2)	Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company and Kenneth S. Ehrman was appointed to serve as the Interim Chief Executive Officer of the Company.

For all Named Executive Officers, the grant value is then divided among performance cash awards, stock options and restricted stock awards. The total 2013 LTIP award granted to each executive is broken out into the following three categories:

•	Performance Cash Awards (25%);

•	Shares of Restricted Stock (25%); and

•	Stock Options (50%).

Since performance cash awards are payable only upon the achievement of certain targets relating to the price of the Company’s common stock at the end of the applicable measurement period, as discussed below, the Compensation Committee decided to increase the dollar amount of the performance cash award calculated for each Named Executive Officer based on the break down above by 10% (the “10% Additional Performance Cash Amount”). The actual amount of each component awarded to each Named Executive Officer in 2013 is set forth in the table below.

Named Executive Officer	Total 2013 LTIP Value(1)	Cash Award Based on Performance ($)(2)	Restricted Shares (#)	Stock Options (#)
Jeffrey M. Jagid (3)	$275,000	$75,625	11,651	68,069
Ned Mavrommatis	$165,000	$45,375	6,991	40,842
Kenneth S. Ehrman (3)	$165,000	$45,375	6,991	40,842
Michael L. Ehrman	$137,500	$37,813	5,826	34,035
Brett Kilpatrick	$137,500	$37,813	5,826	34,035

(1)	This dollar amount does not include the 10% Additional Performance Cash Amount.

(2)	This dollar amount includes the 10% Additional Performance Cash Amount.

(3)	Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company and Kenneth S. Ehrman was appointed to serve as the Interim Chief Executive Officer of the Company.

With respect to the restricted share awards, the number of shares issuable is calculated based on the average of the reported closing price per share of the stock on the Nasdaq Global Market for forty (40) trading days that begins twenty (20) trading days before the Company’s annual earnings announcement for 2013 and ends twenty (20) trading days following such announcement. With respect to stock option awards, the number of shares underlying the options granted to each executive is determined by dividing the LTIP grant value of the options by the value of a stock option on the date of grant (which was April 4, 2013). The exercise price of the stock options is the closing price per share of the stock on the Nasdaq Global Market on the date of grant.

Stock options and restricted stock awards vest over time, whereby 25% of the stock options will vest annually over a four-year period from the date of grant and 100% of the restricted stock awards will vest three years from the date of grant. Awards of performance cash, on the other hand, only vest upon the achievement of certain targets relating to the price of the Company’s common stock at the end of a three-year measurement period. The amount of cash will be calculated based on the average of the reported closing price per share of the stock on the Nasdaq Global Market for thirty (30) trading days that begins fifteen (15) trading days before the Company’s annual earnings announcement for 2015 and ends fifteen (15) trading days following such announcement.

The final determination of the performance cash award will be based on the achievement of the following price targets at the end of the three-year period:

Stock Price Per Share	Percentage of Performance-Based Cash Award Earned
Below $8.33	No cash is earned.
$8.33	50% of cash is earned.
$9.00	100% of cash is earned.
$11.00 or Above	150% of cash is earned.

The actual percentage of the performance-based cash award that is earned will be based on the actual stock price that is achieved on a straight-line basis between $8.33 and $9.00 and $9.00 and $11.00.

The amount of performance cash and the number of stock options and restricted shares granted to and held by our Named Executive Officers are set forth in the “Summary Compensation Table” and the “Grants of Plan-Based Awards” table below.

Severance and Change-in-Control Benefits. Except for the severance and change-in-control benefits described below under the captions “Severance Arrangements” and “Potential Payments Upon Termination or Change in Control,” we do not provide to any of our executive officers any severance or change in control benefits in the event of termination or retirement, whether following a change in control or otherwise.

Benefits. The executive officers participate in all of our employee benefit plans, such as medical and 401(k) plan, on the same basis as our other employees, except that we pay 100% of the premiums for health and dental insurance of our executive officers and 75% of the premiums for health and dental insurance of our other employees.

Perquisites. Our Chief Executive Officer and our other Named Executive Officers receive an allowance for automobile and related expenses, which amounts are reflected under column titled “All Other Compensation” in the Summary Compensation Table. Our use of perquisites as an element of compensation is very limited. We do not view perquisites as a significant element of our comprehensive compensation structure.

Peer Group

In making decisions regarding the compensation of our executive officers, the Compensation Committee generally considers compensation and survey data for similarly situated executives at a comparison group of companies it considers our peer group. These comparison data are primarily used to gauge the reasonableness and competitiveness of executive compensation decisions. The Compensation Committee utilized as a reference for determining competitive total compensation packages for our Named Executive Officers for 2013, our peer group of companies that were identified by CRI, the compensation consultant retained by the Compensation Committee in 2012, but does not benchmark compensation for the Named Executive Officers against the peer group. This peer group of companies was determined by CRI based on revenue, organizational profile and geographic location.

We believe that the compensation practices of our industry, in general, and of our select peer group, in particular, provide useful information to help us establish compensation practices that allow us to attract, retain, and motivate a highly talented executive team. We review the levels of cash, equity, and total compensation for comparable executives in our peer group relative to the elements of compensation paid to our executives. In considering how these data relate to our existing compensation structure, we take into account our size, performance, and geographic location as compared to these peer companies, as well as what we know about the comparable scope of responsibilities of our executives versus those of comparable executives at such peer group companies.

Our peer group, as identified by CRI, consisted of the following companies:

Anadigics Inc.	NVE Corporation
CalAmp Corp.	Orbcomm Inc.
Chyron Corporation	Orbit International Corp.
Identive Group Inc. (formerly SCM Microsystems, Inc.)	Par Techonology Corp. RELM Wireless Corporation
LoJack Corporation	Telular Corp.
Memsic, Inc.	Vasco Data Sec. Int’l Inc.
Numerex Corp.	XATA Corporation

Regulatory Considerations

We account for the equity compensation expense for our employees under the rules of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (“ASC 718”), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Employment Agreements

The Company has not entered into employment agreements with any of its executive officers. All executive officers serve at the discretion of the Board, with no fixed term of employment.

Severance Agreements

On September 22, 2009, the Company entered into severance agreements with each of Jeffrey M. Jagid, the Company’s Chief Executive Officer, Kenneth S.Ehrman, the Company’s President, Ned Mavrommatis, the Company’s Chief Financial Officer, Treasurer and Corporate Secretary, and Michael L. Ehrman, the Company’s Chief Technology Officer, and on March 27, 2014, the Company entered into a severance agreement with Brett Kilpatrick, the Company’s Executive Vice President of Worldwide Sales (such agreements, collectively, the “Severance Agreements,” and each, a “Severance Agreement”). Jeffrey M. Jagid, Kenneth S. Ehrman, Ned Mavrommatis, Michael L. Ehrman and Brett Kilpatrick are sometimes collectively referred to in this section as the “Executives” and each, an “Executive.” The Severance Agreements were previously approved by the Compensation Committee of the Board and presented to the full Board.

Except as described below, each of the Severance Agreements is substantially identical in form. The Severance Agreements provide each Executive with certain severance and change in control benefits upon the occurrence of a “Trigger Event” (as defined in the Severance Agreements). Under the Severance Agreements, a Trigger Event will have occurred if (i) the Company terminates the Executive without Cause or (ii) the Executive resigns for Good Reason within six months following a Change in Control Event (provided, however, that the termination of the Executive’s employment due to his death or Disability will in no event be considered a Trigger Event).

Within 45 days after the occurrence of a Trigger Event (or such shorter period as may be required under the terms of a general release agreement (“Release”) to be entered into by the Executive in order to obtain benefits under the Severance Agreement, a form of which is attached to the Severance Agreement), the Executive must execute and deliver the Release to the Company. Upon the earlier of the expiration of any applicable revocation period required for the Release to be effective with respect to age discrimination claims and the date on which it is otherwise permitted to be effective and irrevocable under applicable law, the Executive will be entitled to the following: (i) a cash payment at the rate of the Executive’s annual base salary as in effect immediately prior to the Trigger Event for a period of 18 months in the case of Jeffrey M. Jagid, 15 months in the case of Kenneth S. Ehrman, and 12 months in the case of the other Executives (such period, as applicable, the “Severance Period”), made as a series of payments that are payable in accordance with the Company’s standard payroll practices; (ii) a waiver of any remaining portion of the Executive’s healthcare continuation payments under COBRA for the Severance Period, provided that the Executive timely elects COBRA coverage and continues to make contributions for such coverage equal to his contribution amount in effect immediately preceding the date of his termination of employment; (iii) partial accelerated vesting of the Executive’s previously granted stock options and restricted stock awards, such that (to the extent not already then vested) a portion of these awards shall vest and/or become exercisable, in each case on a pro-rated basis that takes into account the number of months elapsed since the date of grant as compared to the scheduled vesting date (provided that the terms of the Company’s 2007 Equity Compensation Plan will continue to govern acceleration of vesting in the event of a “Change of Control” as defined therein); and (iv) an award of “Performance Shares” under the Restricted Stock Unit Award Agreement previously entered into between the Company and the Executive, in an amount and to the extent of the sum of the “Interim Shares” determined (and defined) in accordance with Exhibit A to that agreement.

As a condition to the Company’s obligations under the Severance Agreements, each Executive is required to execute and deliver to the Company a restrictive covenants agreement, a form of which is attached to the Severance Agreements, containing covenants regarding confidentiality, assignment of inventions, non-competition and non-solicitation. These restrictive covenants will remain in effect during the Severance Period.

On March 21, 2014, the Company and Mr. Jagid entered into a Separation and General Release Agreement pursuant to which, in exchange for a general release of claims and certain restrictive covenants, the Company agreed to pay Mr. Jagid 18 months’ base salary, one-third of which was paid to Mr. Jagid on March 31, 2014, and the remainder of which will be paid over 18 months in accordance with the Company’s normal payroll practices. In addition, the vesting of Mr. Jagid’s unvested stock options and restricted stock awards were accelerated, and Mr. Jagid will have 15 months to exercise his stock options. Mr. Jagid is not entitled to receive any Interim Shares under the Severance Agreement in respect of any Performance Share awards previously granted to him.

Compensation Tables

The following table, which should be read in conjunction with the explanations provided above, sets forth summary compensation information for the year ended December 31, 2013 for (i) the individual serving as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2013, (ii) the individual serving as the Company’s Chief Financial Officer during the fiscal year ended December 31, 2013, and (iii) each of the Company’s three most highly compensated executive officers other than the Chief Executive Officer and the Chief Financial Officer who were serving as executive officers of the Company as of December 31, 2013. These persons are sometimes referred to elsewhere in this Form 10-K/A as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)

Jeffrey M. Jagid,	2013	325,000	66,527	137,500	-	42,716	571,743
Chairman and Chief	2012	325,000	70,082	125,000	222,300	45,985	788,367
Executive Officer (5)	2011	312,000	60,820	50,671	214,656	45,127	683,274

Ned Mavrommatis,	2013	267,000	39,919	82,500	-	33,573	422,992
Chief Financial	2012	267,000	42,047	75,000	136,971	44,236	565,254
Officer, Treasurer and	2011	255,000	36,491	30,403	131,580	36,127	489,601
Corporate Secretary

Kenneth S. Ehrman,	2013	267,000	39,919	82,500	-	45,986	435,405
President (5)	2012	267,000	42,047	75,000	136,971	47,839	568,857
	2011	255,000	36,491	30,403	131,580	36,127	489,601

Michael L. Ehrman,	2013	267,000	33,266	68,750	-	34,348	403,364
Chief Technology	2012	250,000	35,041	62,500	106,875	37,562	491,978
Officer	2011	240,000	30,412	25,335	103,200	32,527	431,474

Brett Kilpatrick,	2013	250,000	33,266	68,750	-	-	352,016
Executive Vice	2012	250,000	35,041	62,500	113,891	-	461,432
President of	2011	243,750	-	-	95,368	-	339,118
Worldwide Sales (6)

__________________________

(1)	Restricted stock, performance shares and option awards include the aggregate grant date fair value of such awards granted in the fiscal year indicated computed in accordance with ASC 718. For a discussion of the assumptions we made in valuing the stock and option awards, see “Note 2(R)—Summary of Significant Accounting Policies—Stock-based compensation” and “Note 12—Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(2)	The value of the performance share awards granted in 2012 to each of Jeffrey Jagid, Ned Mavrommatis, Kenneth Ehrman, Michael Ehrman and Brett Kilpatrick, at the date of grant, assuming the highest level of performance conditions will be achieved, are $63,000, $37,798, $37,798, $31,500 and $31,500, respectively.

(3)	The dollar amount shown under the heading “Non-Equity Incentive Plan Compensation” for each Named Executive Officer, other than Brett Kilpatrick, represents bonus earned for such fiscal year (although paid in the following fiscal year) pursuant to the Executive Incentive Plan and for Brett Kilpatrick, represents bonus earned under his cash bonus compensation arrangements.

(4)	The dollar amounts shown under the heading “All other compensation” represent the incremental cost of all perquisites and other personal benefits to our named executive officers, for automobile allowance and related expenses and health insurance premiums. The automobile allowance and related expenses for 2013 for each of Jeffrey Jagid, Ned Mavrommatis, Kenneth Ehrman and Michael Ehrman were $31,640, $22,497, $34,910 and $23,272, respectively; and the health insurance premiums for 2013 for each of Jeffrey Jagid, Ned Mavrommatis, Kenneth Ehrman and Michael Ehrman were $11,760. The automobile allowance and related expenses for 2012 for each of Jeffrey Jagid, Ned Mavrommatis, Kenneth Ehrman and Michael Ehrman were $33,000, $24,000, $24,000 and $20,400, respectively; and the health insurance premiums for 2012 for each of Jeffrey Jagid, Ned Mavrommatis, Kenneth Ehrman and Michael Ehrman were $15,835. The automobile allowance and related expenses for 2011 for each of Jeffrey Jagid, Ned Mavrommatis, Kenneth Ehrman and Michael Ehrman were $26,981, $18,501, $28,803 and $19,162, respectively; and the health insurance premiums for 2011 for each of Jeffrey Jagid, Ned Mavrommatis, Kenneth Ehrman and Michael Ehrman were $12,127.

(5)	Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company and Kenneth S. Ehrman was appointed to serve as the Interim Chief Executive Officer of the Company.

(6)	Brett Kilpatrick has served as our Executive Vice President of Worldwide Sales since March 30, 2012. Mr. Kilpatrick’s base salary was increased from $225,000 to $250,000 on April 15, 2011.

Grants of Plan-Based Awards

The following table provides certain information with respect to restricted stock awards and options granted to our Named Executive Officers during the fiscal year ended December 31, 2013.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(#)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	(#)(2)	(#)(3)	($/Sh)	($)(4)

Jeffrey M. Jagid (5)	3/19/2013	260,000	260,000	520,000	-	-	-	-	-	-	-
	4/04/2013	37,812	75,625	113,438	-	-	-	-	-	-	-
	4/04/2013	-	-	-	-	-	-	11,651	-	-	66,527
	4/04/2013	-	-	-	-	-	-	-	68,069	5.71	137,500

Ned Mavrommatis	3/19/2013	160,000	160,200	320,400	-	-	-	-	-	-	-
	4/04/2013	22,688	45,375	68,063	-	-	-	-	-	-	-
	4/04/2013	-	-	-	-	-	-	6,991	-	-	39,919
	4/04/2013	-	-	-	-	-	-	-	40,842	5.71	82,500

Kenneth S. Ehrman (5)	3/19/2013	160,000	160,200	320,400	-	-	-	-	-	-	-
	4/04/2013	22,688	45,375	68,063	-	-	-	-	-	-	-
	4/04/2013	-	-	-	-	-	-	6,991	-	-	39,919
	4/04/2013	-	-	-	-	-	-	-	40,842	5.71	82,500

Michael L. Ehrman	3/19/2013	133,500	133,500	267,000	-	-	-	-	-	-	-
	4/04/2013	18,906	37,813	56,720	-	-	-	-	-	-	-
	4/04/2013	-	-	-	-	-	-	5,826	-	-	33,266
	4/04/2013	-	-	-	-	-	-	-	34,035	5.71	68,750

Brett Kilpatrick	3/19/2013	25,000	200,000	400,000	-	-	-	-	-	-	-
	4/04/2013	18,906	37,813	56,720	-	-	-	-	-	-	-
	4/04/2013	-	-	-	-	-	-	5,826	-	-	33,266
	4/04/2013	-	-	-	-	-	-	-	34,035	5.71	68,750

__________________________

(1)	The information under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” relates to cash bonuses for the fiscal year ended December 31, 2013 payable to our named executive officers based on the achievement of annual revenue goals and “operating profit” (which for these purposes is defined as operating income (loss) from operations, excluding depreciation and amortization and stock based compensation) goals for 2013 pursuant to our Executive Incentive Plan. With respect to each Named Executive Officer, the threshold, target and maximum numbers on the second line represent performance cash awards payable on the achievement of stock price targets over a three-year period pursuant to our 2013 LTIP.

(2)	Represents restricted shares issued under the Company’s 2007 Equity Compensation Plan in conjunction with our 2013 LTIP. One hundred percent (100%) of the restricted shares vest on the third anniversary date of the date of grant provided that the awardee is an employee of our company on such anniversary.

(3)	The information under “All Other Option Awards: Number of Securities Underlying Options” relates to options to purchase shares of our common stock issued under the 2007 Equity Compensation Plan in conjunction with our 2013 LTIP. These option awards vest over a four-year period, such that twenty percent (25%) of the award vests on each anniversary of the grant date, provided that the holder is employed by the Company on such date.

(4)	Calculated based on $5.71 per share, the closing price of our common stock, as reported on the NASDAQ Global Market on April 4, 2013.

(5)	Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company and Kenneth S. Ehrman was appointed to serve as the Interim Chief Executive Officer of the Company.

Stock Option Exercises and Vesting of Restricted Stock Awards

The following table provides certain information with respect to options that were exercised and shares of restricted stock that vested for each of our Named Executive Officers during the fiscal year ended December 31, 2013.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Jeffrey M. Jagid (2)	-	-	39,474	207,238
Ned Mavrommatis	-	-	21,930	115,132
Kenneth S. Ehrman (2)	-	-	21,930	115,132
Michael L. Ehrman	-	-	21,930	115,132
Brett Kilpatrick	-	-	6,250	38,625

_____________

(1)	Represents the aggregate dollar value of the shares on the vesting date.

(2)	Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company and Kenneth S. Ehrman was appointed to serve as the Interim Chief Executive Officer of the Company.

There were no stock option exercises by any of our Named Executive Officers during the fiscal year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards held by each of our Named Executive Officers at December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)

Jeffrey M. Jagid (7)	80,000	-	6.65	2/6/2014(4)	13,367	77,395	5,312	30,756
	60,000	-	11.35	3/3/2015(4)	10,624	61,513	-	-
	20,000	-	7.41	2/27/2018(4)	11,651	67,459	-	-
	54,878	-	3.54	6/29/2019(5)	-	-	-	-
	80,357	-	2.84	2/5/2020(5)	-	-	-	-
	-	28,435	4.55	3/30/2021(5)	-	-	-	-
	-	67,568	5.93	3/29/2022(5)	-	-	-	-
	-	68,069	5.71	4/4/2023(6)	-	-	-	-

Ned Mavrommatis	55,000	-	6.65	2/6/2014(4)	8,020	46,436	3,187	18,453
	49,000	-	11.35	3/3/2015(4)	6,374	36,905	-	-
	16,000	-	7.41	2/27/2018(4)	6,991	40,478	-	-
	30,488	-	3.54	6/29/2019(5)	-	-	-	-
	44,643	-	2.84	2/5/2020(5)	-	-	-	-
	-	17,061	4.55	3/30/2021(5)	-	-	-	-
	-	40,541	5.93	3/29/2022(5)	-	-	-	-
	-	40,842	5.71	4/4/2023(6)	-	-	-	-

Kenneth S. Ehrman (7)	70,000	-	6.65	2/6/2014(4)	8,020	46,436	3,187	18,453
	51,000	-	11.35	3/3/2015(4)	6,374	36,905	-	-
	16,000	-	7.41	2/27/2018(4)	6,991	40,478	-	-
	30,488	-	3.54	6/29/2019(5)	-	-	-	-
	44,643	-	2.84	2/5/2020(5)	-	-	-	-
	-	17,061	4.55	3/30/2021(5)	-	-	-	-
	-	40,541	5.93	3/29/2022(5)	-	-	-	-
	-	40,842	5.71	4/4/2023(6)	-	-	-	-

Michael L. Ehrman	55,000	-	6.65	2/6/2014(4)	6,684	38,700	2,656	15,378
	57,000	-	11.35	3/3/2015(4)	5,312	30,759	-	-
	16,000	-	7.41	2/27/2018(4)	5,826	33,732	-	-
	30,488	-	3.54	6/29/2019(5)	-	-	-	-
	44,643	-	2.84	2/5/2020(5)	-	-	-	-
	-	14,217	4.55	3/30/2021(5)	-	-	-	-
	-	33,784	5.93	3/29/2022(5)	-	-	-	-
	-	34,035	5.71	4/4/2023(6)	-	-	-	-

Brett Kilpatrick	26,250	8,750	1.97	10/1/2020(6)	6,250	36,187	25,000	144,750
	-	33,784	5.93	3/29/2022(5)	5,312	30,759	2,656	15,378
	-	34,035	5.71	4/4/2023(6)	5,826	33,732	-	-

__________________________

(1)	These amounts under “Number of Shares or Units of Stock That Have Not Vested” represent the number of restricted shares issued under the Company’s 2007 Equity Compensation Plan in conjunction with our LTIP. One hundred percent (100%) of the restricted shares vest on the third annual anniversary date of the date of grant, provided that the awardee is an employee of the Company on such anniversary.

(2)	The amounts under “Market Value of Shares or Units of Stock That Have Not Vested” and “Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested” are calculated based on $5.79 per share, the closing price per share of our common stock, as reported on the NASDAQ Global Market, on December 31, 2013.

(3)	The information under “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” relates to performance shares issued under the Company’s 2007 Equity Compensation Plan. The amount with respect to each Named Executive Officer represents the “threshold” numbers of shares of our common stock payable under restricted stock units based upon the achievement of stock price targets. For additional information, see the section entitled “Executive Compensation—Compensation Discussion and Analysis.”

(4)	These option awards vest over a five-year period, such that twenty percent (20%) of the award vests on each anniversary of the grant date, provided that the holder is employed by the Company on such date.

(5)	One hundred percent (100%) of these option awards vest on the third anniversary of the grant date, provided that the holder is employed by the Company on such date.

(6)	These option awards vest over a four-year period, such that twenty percent (25%) of the award vests on each anniversary of the grant date, provided that the holder is employed by the Company on such date.

(7)	Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company and Kenneth S. Ehrman was appointed to serve as the Interim Chief Executive Officer of the Company.

Potential Payments Upon Termination or Change in Control

Potential Payments Upon Termination or Change in Control under Severance Arrangements

As described above under the caption “Severance Arrangements,” the Company has entered into severance agreements with certain of its Named Executive Officers. These severance agreements provide for severance payments or other compensation upon the termination of the Named Executive Officer’s employment or a change in control with respect to the Company.

Potential Payments Upon Termination or Change in Control under Equity Compensation Plans

Our 1999 Stock Option Plan provides that all outstanding stock options, including stock options held by our executive officers, will become immediately exercisable, and the restrictions with respect to outstanding restricted shares will lapse, upon the occurrence of a “change in control event.” For this purpose, a “change in control event” will be deemed to occur if any of the following events occur: (i) the consummation of any merger of our Company with any other company unless the combined voting power of our voting securities outstanding immediately prior thereto continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 70% of the combined voting power of the voting securities of our Company or such surviving entity outstanding immediately after such merger or consolidation; (ii) the consummation of any sale or other disposition of all or substantially all of our assets; (iii) approval by our stockholders of a plan of liquidation of our Company; (iv) any action pursuant to which any person or group (as defined in Sections 3(a)(9) and 13(d) of the Exchange Act) will become the beneficial owner of 20% or more of our outstanding voting securities; or (v) the individuals who were members of our Board on May 14, 1999 (the date on which our 1999 Stock Option Plan was initially adopted by the Board), including any individuals who became or become directors after that date and whose election or nomination for election was approved by at least two-thirds of the directors of our Board, cease to constitute a majority of the members of our Board.

Our 2007 Equity Compensation Plan provides that, in the event of a consolidation or merger in which, after completion of any such transaction, our prior stockholders own less than 50% of the voting shares of the continuing or surviving entity, or in the event of the sale or transfer of substantially all of our assets, all outstanding options will become exercisable and all restrictions and/or forfeitures with respect to restricted stock awards and restricted stock units will lapse.

Estimated Payments Upon Termination or Change in Control

The following table shows potential payments to the Company’s Named Executive Officers under existing severance agreements, plans or arrangements in connection with a termination of employment or change in control with respect to the Company. The following table assumes a December 31, 2013 termination or change in control date, and uses the closing price of the Company’s common stock on the NASDAQ Global Market on December 31, 2013 ($5.79). The disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers. These actual amounts would only be known at the time the Named Executive Officers become eligible for payment and would only be payable upon the termination of employment or change in control.

Name	Benefit	Non Change-in- Control Termination (Without Cause or for Good Reason)($)		Change-in-Control Termination (Without Cause or for Good Reason)($)		Change-in- Control Only($)

Jeffrey M. Jagid (1)	Severance Pay	487,500		487,500		-
	Exercise of Vested Stock Options Upon Termination	33,229	(2)	40,705	(3)	40,705	(3)
	Realization of Restricted Stock Awards Upon Termination	121,819		206,367		206,367
	Realization of Performance Share Awards Upon Termination	-	(4)	-	(5)	-	(5)
	Benefit Continuation	35,257		35,257		-

Ned Mavrommatis	Severance Pay	267,000		267,000		-
	Exercise of Vested Stock Options Upon Termination	19,937	(2)	24,423	(3)	24,423	(3)
	Realization of Restricted Stock Awards Upon Termination	73,089		123,819		123,819
	Realization of Performance Share Awards Upon Termination	-	(4)	-	(5)	-	(5)
	Benefit Continuation	23,505		23,505		-

Kenneth S. Ehrman (1)	Severance Pay	333,750		333,750		-
	Exercise of Vested Stock Options Upon Termination	19,937	(2)	24,423	(3)	24,423	(3)
	Realization of Restricted Stock Awards Upon Termination	73,089		123,819		123,819
	Realization of Performance Share Awards Upon Termination	-	(4)	-	(5)	-	(5)
	Benefit Continuation	29,381		29,381		-

Michael L. Ehrman	Severance Pay	250,000		250,000		-
	Exercise of Vested Stock Options Upon Termination	16,614	(2)	20,352	(3)	20,352	(3)
	Realization of Restricted Stock Awards Upon Termination	60,913		103,189		103,189
	Realization of Performance Share Awards Upon Termination	-	(4)	-	(5)	-	(5)
	Benefit Continuation	23,505		23,505		-

Brett Kilpatrick (6)	Severance Pay	-		-		-
	Exercise of Vested Stock Options Upon Termination	6,025		36,148	(3)	36,148	(3)
	Realization of Restricted Stock Awards Upon Termination	31,469		100,677		100,677
	Realization of Performance Share Awards Upon Termination	-		-		-
	Benefit Continuation	-		-		-

__________________________

(1)	Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company and Kenneth S. Ehrman was appointed to serve as the Interim Chief Executive Officer of the Company.

(2)	Pursuant to the option award agreements entered into between the Company and each Named Executive Officer, options that have vested as of the date of termination of employment generally are exercisable for a period of 90 days following the date of termination (or 365 days, in the case of termination of employment resulting from death or disability). Moreover, the terms of the severance agreements entered into between the Company and each of the Named Executive Officers generally provide for accelerated vesting of a portion of the unvested options held by the individual in the event of termination of his employment for either of the following reasons (each, a “Trigger Event”): (i) the termination of the executive’s employment by the Company without “cause” (as defined in the severance agreements), or (ii) the executive’s resignation for “good reason” within six months following a “change in control event” (as each such term is defined in the severance agreements). Thus, the amounts reported in the table assume the exercise of any such stock options held by the Named Executive Officers at December 31, 2013 that were in-the-money as of such date.

(3)	Our equity compensation plans provide that all outstanding options will become exercisable upon a change in control (as defined in the applicable plan). Thus, the amounts reported in the table assume the exercise of any such stock options held by the Named Executive Officers at December 31, 2013 that were in-the-money as of such date.

(4)	Pursuant to the severance agreements entered into between the Company and each of our Named Executive Officers, upon the occurrence of a Trigger Event, performance shares granted under restricted stock unit award agreements entered into by the Company and such executive will be awarded in an amount and to the extent of the sum of any “interim shares” that may have been earned but not issued upon the achievement of certain performance targets as of the end of any fiscal year within the three-year performance period. However, as these performance targets had not been met as of December 31, 2013, no portion of the performance shares would be issuable to any of the executives as of such date.

(5)	Under the LTIP and related restricted stock unit award agreements entered into between the Company and each Named Executive Officer, upon the occurrence of a change in control (as defined in the Company’s 2007 Equity Compensation Plan), performance shares granted under restricted stock unit award agreements entered into by the Company and each Named Executive Officer will be awarded in an amount and to the extent of the sum of any “interim shares” that may have been earned but not issued upon the achievement of certain performance targets as of the end of any fiscal year within the three-year performance period. However, as these performance targets had not been met as of December 31, 2013, no portion of the performance shares would be issuable to any of the Named Executive Officers as of such date.

(6)	Information with respect to Brett Kilpatrick does not reflect the terms of the severance agreement entered into between the Company and Brett Kilpatrick on March 27, 2014.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Harold D. Copperman, Robert J. Farrell and Michael P. Monaco. During the fiscal year ended December 31, 2013, Messrs. Copperman and Monaco served as members of the Compensation Committee, Lawrence S. Burstein served as a member of the Compensation Committee until June 20, 2013, and Robert J. Farrell served as a member of the Compensation Committee, commencing on June 20, 2013. No member of the Compensation Committee is or has been an executive officer of our Company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2013.

Risk Considerations

We do not believe that our compensation practices and policies for our employees, including our executive officers, create risks or are likely to create risks that are reasonably likely to have a material adverse effect on us or our results of operations or financial condition.

Compensation of Directors

General

All directors are entitled to reimbursement for travel and lodging and other reasonable out-of-pocket expenses incurred by them in connection with their attendance at Board and/or Board committee meetings or other activities on our behalf.

Employee Directors

Directors who are current officers or employees of the Company or any subsidiary of the Company do not receive any additional compensation for their service as members of either the Board or any committees of the Board.

Non-Employee Directors

In March, 2012, based on the recommendation of CRI, a compensation consultant engaged by the Compensation Committee in 2011, and other information provided by CRI, including compensation and survey data of a comparison group of companies that CRI considered as our peer group, as discussed above under “Executive Compensation — Compensation Discussion and Analysis — Peer Group,” we adopted a non-employee director compensation program pursuant to which non-employee directors are entitled to receive annual compensation having economic value of approximately $70,000, which includes a cash retainer of $20,000 and restricted stock grants with an economic value of approximately $50,000. With respect to restricted stock awards, the number of shares issuable was calculated based on the average of the reported closing price per share of the stock on the Nasdaq Global Market for the twenty (20) consecutive trading days beginning after the Company’s announcement of its annual earnings for the prior year. In addition, each of the lead director and the chairperson of each of the committees of the Board is entitled to a supplemental cash retainer. Specifically, the lead director receives an additional $15,000 per year of service; the chairperson of the Audit Committee receives an additional $15,000 per year of service; the chairperson of the Compensation Committee receives an additional $10,000 per year of service; and the chairperson of the Nominating Committee receives an additional $8,000 per year of service. In addition, if during the year, any director attends, in person or by telephone, more than eight meetings of the Board and/or any committee thereof, in the aggregate, such director will be entitled to receive for each additional meeting attended in person or by telephone a cash payment of $1,000 or $500, respectively.

Our non-employee directors are entitled to participate in the Company’s 2009 Non-Employee Director Equity Compensation Plan (the “2009 Plan”), which was adopted by the Board in April, 2009, and approved by our stockholders in June, 2009. In June, 2011, our stockholders also approved an amendment to the 2009 Plan, which increased the number of shares available for issuance under the 2009 Plan from 300,000 to 600,000. As of April 29, 2014, a total of 219,439 shares of our common stock remain reserved and available for issuance under the 2009 Plan, as amended. Non-employee directors are eligible to be awarded non-qualified stock options and shares of restricted stock under the 2009 Plan. A recipient of restricted stock under the 2009 Plan is entitled to vote such shares and would be entitled to dividends, if any, paid on such shares, but is not entitled to dispose of such shares until they have vested in accordance with the terms of the applicable award.

During the fiscal year ended December 31, 2013, each of our non-employee directors (Messrs. Burstein, Copperman, Farrell and Monaco) was awarded 8,499 restricted shares of common stock, and Mr. Farrell was awarded a stock option to purchase 45,000 shares of common stock. All of these awards were made pursuant to the 2009 Plan. Each of the restricted stock awards granted to Messrs. Burstein, Copperman and Monaco was granted on April 4, 2013 and vested in equal increments of 25% on a quarterly basis over the one-year period following the date of grant. The restricted stock award granted to Mr. Farrell was granted on June 20, 2013 and vested in equal increments of 25% on each of July 14, 2013, October 14, 2013, January 14, 2014 and April 14, 2014. The stock option vests in equal increments of 25% on an annual basis over the four-year period following the date of grant, which was June 20, 2013.

Our non-employee directors are not entitled to retirement, benefit or other perquisite programs.

The following table provides certain information with respect to the compensation paid to our non-employee directors during the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Option Awards ($)(4)(5)	Total ($)
Lawrence S. Burstein	28,000	48,529	—	76,529
Harold D. Copperman	45,000	48,529	—	93,529
Robert J. Farrell	20,000	42,070	79,290	141,360
Michael P. Monaco	35,000	48,529	—	83,529

_______________

(1)	The amounts under this column reflect the aggregate grant date fair value of 8,474 restricted stock awards granted to each of our non-employee directors, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (“ASC 718”), Compensation — Stock Compensation. For a discussion of the assumptions we made in valuing the stock awards, see “Note 2(R) — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 12 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(2)	Each of the restricted stock awards granted to Messrs. Burstein, Copperman and Monaco vested in equal increments of 25% on a quarterly basis over the one-year period following the grant date. The restricted stock award granted to Mr. Farrell vested in equal increments of 25% on each of July 14, 2013, October 14, 2013, January 14, 2014 and April 14, 2014.
(3)	At December 31, 2013, Lawrence S. Burstein held 14,133 shares of restricted stock; Harold D. Copperman held 17,713 shares of restricted stock; Robert J. Farrell held 4,237 shares of restricted stock; and Michael P. Monaco held 14,133 shares of restricted stock.
(4)	The amount under this column reflects the aggregate grant date fair value of an option to purchase 45,000 shares of common stock, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (“ASC 718”), Compensation — Stock Compensation. For a discussion of the assumptions we made in valuing the stock options, see “Note 2(R) — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 12 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(5)	At December 31, 2013, Lawrence S. Burstein held options to purchase a total of 160,078 shares of our common stock; Harold D. Copperman held options to purchase a total of 95,077 shares of our common stock; Robert J. Farrell held options to purchase a total of 45,000 shares of our common stock; and Michael P. Monaco held options to purchase a total of 160,077 shares of our common stock.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of shares of our common stock as of April 29, 2014, by:

•	each stockholder known by us to own beneficially more than 5% of our outstanding common stock;
•	each of our executive officers named in the “Summary Compensation Table” in Item 11 if Part III of this Form 10-K/A (these executive officers are sometimes referred to in this Form 10-K/A as the “Named Executive Officers”);
•	each of our current directors; and
•	all of our directors and executive officers as a group.

To our knowledge, except as set forth in the footnotes to the table and subject to applicable community property laws, each person or entity named in the table has sole voting and disposition power with respect to the shares set forth opposite such person’s or entity’s name. The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of April 29, 2014, through the exercise of stock options, warrants or other convertible securities or any other right. Shares of our common stock that a person has the right to acquire within 60 days of April 29, 2014 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person (except with respect to the percentage ownership of all directors and executive officers as a group). As used in this Form 10-K/A, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

The number and percentage of shares beneficially owned is computed on the basis of 12,287,483 shares of our common stock outstanding as of April 29, 2014. The information in the following table regarding the beneficial owners of more than 5% of our common stock is based upon information supplied by our principal stockholders or set forth in Schedules 13D and 13G filed with the SEC. The determination that there were no other persons, entities or groups known to the Company to beneficially own more than 5% of the Company’s outstanding common stock was based on a review of all statements filed with the SEC with respect to the Company pursuant to Section 13(d) or 13(g) of the Exchange Act.

The address for those persons for which an address is not otherwise provided is c/o I.D. Systems, Inc., 123 Tice Boulevard, Woodcliff Lake, New Jersey 07677.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares of Common Stock Outstanding (1)

5% Stockholders:

Avis Budget Group, Inc. 6 Sylvan Way Parsippany, New Jersey 07054	1,600,000	(2)	13.02%

Diker Management, LLC 730 Fifth Avenue 15th Floor New York, New York 10019	904,736	(3)	7.36%

Rima Senvest Management, LLC 110 East 55th Street Suite 1600 New York, New York 10022	1,103,734	(4)	8.98%

Directors and Executive Officers:

Jeffrey M. Jagid (5)	793,206	(6)	6.26%
Ned Mavrommatis	249,402	(7)	2.00%
Kenneth S. Ehrman	722,991	(8)	5.80%
Michael L. Ehrman	422,116	(9)	3.39%
Brett Kilpatrick	81,440	(10)	*
Lawrence S. Burstein	198,167	(11)	1.59%
Harold D. Copperman	175,683	(12)	1.42%
Michael P. Monaco	195,788	(13)	1.57%
Robert J. Farrell	19, 724	(14)	*
All directors and executive officers as a group (eight individuals)	2,065,311	(15)	15.63%

________________________________

*	Represents less than 1% of the outstanding shares of our common stock.

(1)	Ownership percentages are based on 12,287,483 shares of common stock of the Company outstanding as of April 29, 2014.
(2)	On August 25, 2011, Avis Budget Group, Inc., a Delaware corporation (“Avis”), filed with the SEC a Schedule 13G with respect to the beneficial ownership of an aggregate of 1,600,000 shares of the Company’s common stock, with sole voting and dispositive power over these 1,600,000 shares. These shares are comprised of: (i) 1,000,000 shares of common stock and (ii) up to 600,000 shares of common stock underlying a common stock warrant (the “Warrant”) issued to Avis pursuant to the terms of Purchase Agreement, dated as of August 22, 2011, by and between the Company and Avis. The Warrant is exercisable (x) immediately with respect to 100,000 shares of common stock, and (y) with respect to the remaining 500,000 shares of common stock, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC, a subsidiary of Avis, executes and delivers to the Company a particular statement of work agreed upon by the parties.
(3)	On February 13, 2014, Diker GP, LLC, a Delaware limited liability company, Diker Management, LLC, a Delaware limited liability company, Charles M. Diker, a U.S. citizen, and Mark N. Diker, a U.S. citizen, filed with the SEC Amendment No. 6 to its Schedule 13G with respect to the beneficial ownership of an aggregate of 904,736 shares of the Company’s common stock, with shared voting and dispositive power over these 904,736 shares.
(4)	On February 14, 2014, Rima Senvest Management, LLC, a Delaware limited liability company, Richard Mashaal, a Canadian citizen, and Senvest Master Fund, L.P., a Cayman Islands limited partnership, filed with the SEC Amendment No. 1 to its Schedule 13G with respect to the beneficial ownership of an aggregate of 1,103,734 shares of the Company’s common stock, with sole voting and dispositive power over these 1,103,734 shares.
(5)	Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company.
(6)	This number includes 379,307 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2014.
(7)	This number includes (i) 167,402 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2014; (ii) 15,000 restricted shares of common stock, 50% of which vest on each March 27, 2015 and March 27, 2016 provided that Mr. Mavrommatis is employed by the Company on each such date; provided, further, that 100% of such shares will vest if Mr. Mavrommatis is terminated other than for cause within the nine-month period immediately following the date of the appointment of a new Chief Executive Officer of the Company; (iii) 6,374 restricted shares of common stock which vest on March 29, 2015, provided that Mr. Mavrommatis is employed by the Company on such date; and (iv) 6,991 restricted shares of common stock which vest on April 4, 2016, provided that Mr. Mavrommatis is employed by the Company on such date.
(8)	This number includes (i) 169,402 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2014; (ii) 25,000 restricted shares of common stock, 50% of which vest on each March 27, 2015 and March 27, 2016 provided that Mr. Ehrman is employed by the Company on each such date; provided, further, that 100% of such shares will vest if Mr. Ehrman is terminated other than for cause within the nine-month period immediately following the date of the appointment of a new Chief Executive Officer of the Company; (iii) 6,374 restricted shares of common stock which vest on March 29, 2015, provided that Mr. Ehrman is employed by the Company on such date; (iv) 6,991 restricted shares of common stock which vest on April 4, 2016, provided that Mr. Ehrman is employed by the Company on such date; (v) 49,000 shares of our common stock held by Mr. Ehrman’s wife’s IRA account; and (vi) 16,500 shares of our common stock held by Mr. Ehrman’s 401(k) account.
(9)	This number includes (i) 170,856 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2014; (ii) 15,000 restricted shares of common stock, 50% of which vest on each March 27, 2015 and March 27, 2016 provided that Mr. Ehrman is employed by the Company on each such date; provided, further, that 100% of such shares will vest if Mr. Ehrman is terminated other than for cause within the nine-month period immediately following the date of the appointment of a new Chief Executive Officer of the Company; (iii) 5,312 restricted shares of common stock which vest on March 29, 2015, provided that Mr. Ehrman is employed by the Company on such date; and (iv) 5,826 restricted shares of common stock which vest on April 4, 2016, provided that Mr. Ehrman is employed by the Company on such date.
(10)	This number includes (i) 34,758 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2014; (ii) 15,000 restricted shares of common stock, 50% of which vest on each March 27, 2015 and March 27, 2016 provided that Mr. Kilpatrick is employed by the Company on each such date; provided, further, that 100% of such shares will vest if Mr. Kilpatrick is terminated other than for cause within the nine-month period immediately following the date of the appointment of a new Chief Executive Officer of the Company; (iii) 6,250 restricted shares of common stock which vest on October 1, 2014, provided that Mr. Kilpatrick is employed by the Company on such date; (iv) 5,312 restricted shares of common stock which vest on March 29, 2015, provided that Mr. Kilpatrick is employed by the Company on such date; and (v) 5,826 restricted shares of common stock which vest on April 4, 2016, provided that Mr. Kilpatrick is employed by the Company on such date.

(11)	This number includes (i) 145,315 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2014; (ii) 1,800 restricted shares of common stock, which vest on June 29, 2014, provided that Mr. Burstein is a director of the Company on such date; (iii) 2,115 restricted shares of common stock which vest on February 5, 2015, provided that Mr. Burstein is a director of the Company on such date; (iv) 2,567 restricted shares of common stock, 50% of which vest on each of March 30, 2015 and March 30, 2016, provided that Mr. Burstein is a director of the Company on the applicable vesting date; and (vi) 13,500 shares of our common stock held by Mr. Burstein’s IRA account.
(12)	This number includes (i) 85,331 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2014; (ii) 5,400 restricted shares of common stock which on June 29, 2014, provided that Mr. Copperman is a director of the Company on such date; (iii) 2,115 restricted shares of common stock which vest on February 5, 2010, provided that Mr. Copperman is a director of the Company on such date; and (iv) 2,567 restricted shares of common stock, 50% of which vest on each of March 30, 2015 and March 30, 2016, provided that Mr. Copperman is a director of the Company on the applicable vesting date.
(13)	This number includes (i) 145,322 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2014; (ii) 1,800 restricted shares of common stock, which vest on June 29, 2014, provided that Mr. Monaco is a director of the Company on such date; (iii) 2,115 restricted shares of common stock which vest on February 5, 2015, provided that Mr. Monaco is a director of the Company on such date; and (iv) 2,567 restricted shares of common stock, 50% of which vest on each of March 30, 2015 and March 30, 2016, provided that Mr. Monaco is a director of the Company on the applicable vesting date.
(14)	This number includes 11,250 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2014.
(15)	This number includes an aggregate of 929,636 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2014.

EQUITY COMPENSATION PLANS

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected under column (a)) (c)
Equity compensation plans approved by security holders (1)	2,790,000	$7.25	660,000

Equity compensation plans not approved by security holders	-	-	-

Total	2,790,000	$7.25	660,000

__________________________

(1)	These plans consist of the Company’s 1999 Stock Option Plan, 1999 Director Option Plan, 2007 Equity Compensation Plan and 2009 Non-Employee Director Equity Compensation Plan, which were our only equity compensation plans under which awards were outstanding as of December 31, 2013. Each of our 1999 Stock Option Plan and 1999 Director Option Plan expired in 2009, and no additional awards may be granted thereunder.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

In accordance with its charter, the Audit Committee is responsible for annually reviewing any transactions or series of similar transactions to which we are or were a party and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. Since January 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company is or was a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. As of April 29, 2014, our common stock is the Company’s only class of voting securities.

Director Independence

Our Board has determined that each of Lawrence S. Burstein, Harold D. Copperman, Robert J. Farrell and Michael P. Monaco satisfies the current “independent director” standards established by rules of The NASDAQ Stock Market LLC (“Nasdaq”) and, as to the members of the Audit Committee of our Board, the additional independence requirements under applicable rules and regulations of the SEC. Thus, a majority of the Board is comprised of independent directors as required by the Nasdaq rules.

The Audit Committee of the Board is composed of Messrs. Burstein, Copperman and Monaco, each of whom is an independent director in accordance with Nasdaq Rule 5605(c)(2); the Compensation Committee of the Board is composed of Messrs. Copperman, Farrell and Monaco, each of whom is an independent director in accordance with Nasdaq Rule 5605(d)(2); and the Nominating Committee of the Board is composed of Messrs. Burstein, Copperman and Monaco, each of whom is independent in accordance with Nasdaq Rule 5605(e)(1)(B).

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by EisnerAmper LLP, our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2013 and 2012, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years ended December 31, 2013 and 2012, were $168,900 and $154,750, respectively.

Audit-Related Fees

The aggregate fees billed by EisnerAmper LLP for assurance and related services in connection with the audit or review of our financial statements during the fiscal years ended December 31, 2013 and 2012, other than the fees described under the caption “Audit Fees” above, were $8,000 and $0, respectively. The aggregate fees for assurance and related services billed by EisnerAmper LLP during the fiscal year ended December 31, 2013 were attributable to services provided in connection with a registration statement on Form S-3 filed by the Company with the SEC during such fiscal year.

Tax Fees

There were no fees billed by EisnerAmper LLP for professional services rendered for tax compliance, tax advice or tax planning during fiscal years ended December 31, 2013 and 2012.

All Other Fees

The aggregate fees billed by EisnerAmper LLP for products or professional services rendered during the fiscal years ended December 31, 2013 and 2012, other than services described under the captions “Audit Fees” and “Audit-Related Fees” above, were $28,421.56 and $0, respectively. The aggregate fees for products or professional services billed by EisnerAmper LLP during the fiscal year ended December 31, 2013 were for their assistance with the evaluation of a new enterprise resource planning software for our business.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent registered public accounting firm provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences. The independent registered public accounting firm also submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit commences. None of the fees for services described above under the captions “Audit - Related Fees” or “All Other Fees” approved by the Audit Committee were approved pursuant to the exception provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a)(3)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2014

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

Signature	Title	Date

/s/ Kenneth S. Ehrman	President and Interim Chief Executive Officer	April 30, 2014
Kenneth S. Ehrman	(Principal Executive Officer)

/s/ Ned Mavrommatis	Chief Financial Officer	April 30, 2014
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Lawrence S. Burstein	Director	April 30, 2014
Lawrence Burstein

/s/ Harold D. Copperman	Director	April 30, 2014
Harold D. Copperman

/s/ Robert J. Farrell	Director	April 30, 2014
Robert J. Farrell

/s/ Michael P. Monaco	Director	April 30, 2014
Michael P. Monaco

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

- 25 -