Form 10-Q
period 2014-03-31
ID SYSTEMS INC
filed 2014-05-14
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes      ☐    No      ☒

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on May 6, 2014 was 12,287,483.

INDEX

I.D. Systems, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2013*	2014
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,582,000	$5,918,000
Restricted cash	300,000	300,000
Investments - short term	4,090,000	3,972,000
Accounts receivable, net of allowance for doubtful accounts of $955,000 and $1,082,000 in 2013 and 2014, respectively	9,574,000	10,598,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2013 and 2014	4,051,000	4,080,000
Inventory, net	5,156,000	4,959,000
Deferred costs - current	2,112,000	2,151,000
Prepaid expenses and other current assets	909,000	1,083,000
Deferred tax asset - current	63,000	-

Total current assets	32,837,000	33,061,000

Investments - long term	3,100,000	3,219,000
Financing receivables - less current portion	10,255,000	9,511,000
Deferred costs - less current portion	2,861,000	2,725,000
Fixed assets, net	2,239,000	2,017,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	2,064,000	1,791,000
Other assets	322,000	325,000

	$55,515,000	$54,486,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$6,264,000	$6,728,000
Capital lease obligation - current	144,000	149,000
Deferred revenue - current	4,641,000	5,523,000

Total current liabilities	11,049,000	12,400,000

Capital lease obligation – less current portion	149,000	110,000
Deferred rent	330,000	326,000
Deferred revenue - less current portion	6,538,000	6,411,000

	18,066,000	19,247,000
Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,835,000 and 12,956,000 shares issued at December 31, 2013 and March 31, 2014, respectively; shares outstanding, 12,196,000 and 12,301,000 at December 31, 2013 and March 31, 2014, respectively	123,000	123,000
Additional paid-in capital	104,479,000	105,132,000
Accumulated deficit	(63,601,000)	(66,432,000)
Accumulated other comprehensive income (loss)	(106,000)	(46,000)
Treasury stock; 639,000 shares and 655,000 shares at cost at December 31, 2013 and March 31, 2014, respectively	(3,446,000)	(3,538,000)

Total stockholders’ equity	37,449,000	35,239,000
Total liabilities and stockholders’ equity	$55,515,000	$54,486,000

*Derived from audited balance sheet as of December 31, 2013

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Revenue:
Products	$3,775,000	$5,790,000
Services	4,239,000	3,946,000
	8,014,000	9,736,000

Cost of revenue:
Cost of products	2,694,000	3,302,000
Cost of services	1,484,000	1,450,000
	4,178,000	4,752,000
Gross profit	3,836,000	4,984,000
Operating expenses:
Selling, general and administrative expenses	5,516,000	6,820,000
Research and development expenses	1,140,000	1,150,000
	6,656,000	7,970,000
Loss from operations	(2,820,000)	(2,986,000)
Interest income, net of interest expense	165,000	152,000
Other income, net	33,000	3,000
Net loss	$(2,622,000)	$(2,831,000)
Net loss per share - basic and diluted	$(0.22)	$(0.24)
Weighted average common shares outstanding - basic and diluted	11,839,000	12,020,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2013	2014

Net loss	$(2,622,000)	$(2,831,000)

Other comprehensive (loss) income:

Unrealized (loss) gain on investments	(9,000)	1,000

Reclassification of net realized investment (gains) losses included in net loss	(28,000)	-

Foreign currency translation adjustment	(64,000)	59,000

Total other comprehensive (loss) income	(101,000)	60,000

Comprehensive loss	$(2,723,000)	$(2,771,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity

Balance at December 31, 2013	12,835,000	$123,000	$104,479,000	$(63,601,000)	$(106,000)	$(3,446,000)	$37,449,000

Net loss	-	-	-	(2,831,000)	-	-	(2,831,000)
Foreign currency translation adjustment	-	-	-	-	59,000	-	59,000
Unrealized gain on investments	-	-	-	-	1,000	-	1,000
Shares issued pursuant to exercise of stock options	12,000		43,000				43,000
Issuance of restricted stock	109,000	-	-	-	-	-	-
Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(92,000)	(92,000)
Stock based compensation - restricted stock	-	-	309,000	-	-	-	309,000
Stock based compensation - options and performance shares	-	-	301,000	-	-	-	301,000

Balance at March 31, 2014	12,956,000	$123,000	$105,132,000	$(66,432,000)	$(46,000)	$(3,538,000)	$35,239,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Cash flows from operating activities:

Net loss	$(2,622,000)	$(2,831,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	139,000	128,000
Proceeds from sale of New Jersey net operating loss carryforwards	662,000	63,000
Stock-based compensation expense	253,000	610,000
Depreciation and amortization	539,000	551,000
Inventory reserve	3,000	29,000
Other non-cash items	(4,000)	6,000
Changes in:
Accounts receivable	232,000	(1,134,000)
Financing receivables	345,000	714,000
Inventory	(334,000)	168,000
Prepaid expenses and other assets	448,000	(177,000)
Deferred costs	(118,000)	97,000
Deferred revenue	763,000	755,000
Accounts payable and accrued expenses	(515,000)	368,000
Net cash used in operating activities	(209,000)	(653,000)
Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(134,000)	(56,000)
Purchase of investments	(1,568,000)	(1,575,000)
Maturities of investments	4,173,000	1,565,000
Net cash provided by (used in) investing activities	2,471,000	(66,000)
Cash flows from financing activities:
Principal payments of capital lease obligation		(34,000)
Proceeds from exercise of stock options	7,000	43,000
Net cash provided by financing activities	7,000	9,000
Effect of foreign exchange rate changes on cash and cash equivalents	(206,000)	46,000
Net increase (decrease) in cash and cash equivalents	2,063,000	(664,000)
Cash and cash equivalents - beginning of period	1,614,000	6,582,000
Cash and cash equivalents - end of period	$3,677,000	$5,918,000
Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	-	9,000
Noncash activities:
Unrealized gain (loss) on investments	$(37,000)	$1,000
Shares withheld pursuant to stock issuance	$202,000	$92,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

NOTE 1 - DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

I.D. Systems, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our” or “us”) develop, market and sell wireless machine-to-machine (“M2M”) solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts, airport ground support equipment, rental vehicles and transportation assets, such as dry van trailers, refrigerated trailers, railcars and containers. The Company’s patented wireless asset management system addresses the needs of organizations to control, track, monitor and analyze their assets. The Company’s solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, productivity and efficiency of their operations. The Company outsources its hardware manufacturing operations to contract manufacturers.

I.D. Systems, Inc. was incorporated in Delaware in 1993 and commenced operations in January 1994.

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“IDS GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“IDS Ltd”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2014, the consolidated results of its operations for the three-month periods ended March 31, 2013 and 2014, the consolidated change in stockholders’ equity for the three-month period ended March 31, 2014 and the consolidated cash flows for the three-month periods ended March 31, 2013 and 2014. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year then ended.

Certain amounts in the prior period’s condensed consolidated financial statements have been reclassified for comparative purposes.

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

The Warrant has an exercise price of $10.00 per share of common stock. The Warrant is exercisable (i) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (ii) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group and the Avis entity that is the counterparty under the Master Agreement described below, executes and delivers to the Company SOW#2 (which is described below), and on or before the fifth (5th) anniversary of the Effective Date.   The fair value of the Warrant for 100,000 shares of approximately $137,000 was recorded as a sales incentive in the Condensed Consolidated Statement of Operations in the third quarter of 2011.  The Company has not recognized the impact of the remaining 500,000 shares underlying the Warrant in the Condensed Consolidated Statement of Operations, as it is considered contingently issued as of March 31, 2014. See Note 11 to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

NOTE 5 - INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of March 31, 2013 and 2014, all of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three-month periods ended March 31, 2013 and 2014, the Company reported unrealized (loss) gain of $(9,000) and $1,000, respectively, on available for sale securities in total comprehensive income loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and mutual funds. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale, excluding investment in mutual funds of $1,401,000, classified by the contractual maturity date of the security as of March 31, 2014:

Fair Value

Due within one year	$2,571,000
Due one year through three years	3,219,000
Due after three years	-

$5,790,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2013 and March 31, 2014 are as follows:

		Unrealized	Unrealized	Fair
March 31, 2014	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$1,280,000	$2,000	-	$1,282,000
Mutual funds	1,404,000	-	(3,000)	1,401,000
Corporate bonds and commercial paper	970,000	5,000	(4,000)	971,000
Government agency bonds	318,000	-	-	318,000

Total investments - short term	3,972,000	7,000	(7,000)	3,972,000

Marketable securities - long term
Available for sale
U.S. Treasury Notes	1,433,000	-	(4,000)	1,429,000
Government agency bonds	614,000	-	(7,000)	607,000
Corporate bonds and commercial paper	1,180,000	5,000	(2,000)	1,183,000

Total investments - long term	3,227,000	5,000	(13,000)	3,219,000

Total investments	$7,199,000	$12,000	$(20,000)	$7,191,000

		Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gain	Loss	Value

Investments - short term
Available for sale
Government agency bonds	$419,000	$-	$-	$419,000
Mutual funds	1,386,000	-	(4,000)	1,382,000
Corporate bonds and commercial paper	590,000	1,000	(1,000)	590,000
U.S. Treasury Notes	1,697,000	2,000	-	1,699,000

Total available for sale - short term	4,092,000	3,000	(5,000)	4,090,000

Investments - long term
Available for sale
U.S. Treasury Notes	930,000	-	(4,000)	926,000
Government agency bonds	612,000	-	(7,000)	605,000
Corporate bonds and commercial paper	1,565,000	5,000	(1,000)	1,569,000

Total available for sale - long term	3,107,000	5,000	(12,000)	3,100,000

Total investments	$7,199,000	$8,000	$(17,000)	$7,190,000

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

At March 31, 2014, all of the Company’s investments are classified as Level 1 for fair value measurements.

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

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. The Company amortized and recognized $722,000 and $906,000 of deferred equipment revenue during the three-month periods ended March 31, 2013 and 2014, respectively.

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

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2013 and March 31, 2014, unbilled receivables were $-0- and $-0-, respectively.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the Condensed Consolidated Statements of Operations.

Deferred revenue consists of the following:

	December 31,	March 31,
	2013	2014

Deferred activation fees	$496,000	$495,000
Deferred industrial equipment installation revenue	258,000	359,000
Deferred maintenance revenue	1,959,000	2,819,000
Deferred remote transportation asset management product revenue	8,466,000	8,261,000

	11,179,000	11,934,000
Less: Current portion	4,641,000	5,523,000

Deferred revenue - less current portion	$6,538,000	$6,411,000

NOTE 7 - FINANCING RECEIVABLES

Financing receivables include notes and sales-type lease receivables from the sale of the Company’s products and services. Financing receivables consist of the following:

	December 31,	March 31,
	2013	2014

Notes receivable	$53,000	$46,000
Sales-type lease receivable	14,253,000	13,545,000
Less: Allowance for credit losses	-	-
	14,306,000	13,591,000

Less: Current portion
Notes receivable	25,000	26,000
Sales-type lease receivable	4,026,000	4,054,000
	4,051,000	4,080,000

Financing receivables - less current portion	$10,255,000	$9,511,000

Notes receivable relate to product financing arrangements that exceed one year and bear interest at approximately 8% - 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. There were no sales of notes receivable during the three-month periods ended March 31, 2013 and 2014.

The present value of net investment in sales-type lease receivable is principally for three to five-year leases of the Company’s products and is reflected net of unearned income of $ 1,169,000 and $1,079,000 at December 31, 2013 and March 31, 2014, respectively, discounted at 2% - 26%.

The allowance for doubtful accounts represents the Company’s best estimate of the amount of credit losses in the Company’s existing notes and sales-type lease receivable.  The allowance for doubtful accounts is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers its customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the three month-periods ended March 31, 2013 and 2014. The Company does not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes or leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest when it is probable that the Company will collect the remaining principal and interest of an impaired note or lease. Notes and leases become past due based on how recently payments have been received.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of March 31, 2014 are as follows:

Year ending December 31:

April - December 2014	$3,061,000
2015	3,861,000
2016	3,643,000
2017	2,389,000
2018	573,000
Thereafter	18,000

13,545,000
Less: Current portion	4,054,000

Sales-type lease receivable - less current portion	$9,491,000

NOTE 8 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

Inventories consist of the following:

	December 31, 2013	March 31, 2014
Components	$2,968,000	$2,785,000
Finished goods	2,188,000	2,174,000

	$5,156,000	$4,959,000

NOTE 9 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31,	March 31,
	2013	2014
Equipment	$1,375,000	$1,390,000
Computer software	3,319,000	3,319,000
Computer hardware	2,565,000	2,606,000
Furniture and fixtures	371,000	371,000
Automobiles	47,000	47,000
Leasehold improvements	181,000	181,000

	7,858,000	7,914,000
Accumulated depreciation and amortization	(5,619,000)	(5,897,000)

	$2,239,000	$2,017,000

As of December 31, 2013, the Company had expenditures of approximately $480,000, including $305,000 under a capital lease, for computer equipment which had not been placed in service.  Depreciation expense is not recorded for such assets until they are placed in service.

Assets acquired under a capital lease, net of accumulated amortization of $13,000, were $292,000 at March 31, 2014. If the assets acquired under a capital lease transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. Amortization expense for assets under capital lease was $-0- and $13,000 for the three months ended March 31, 2013 and 2014.

Depreciation and amortization expense for the three-month periods ended March 31, 2013 and 2014 was $246,000 and $278,000, respectively. This includes amortization of costs associated with computer software and website development for the three-month periods ended March 31, 2013 and 2014 of $142,000 and $141,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the VeriWiseTM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $2,000 and $-0- for such projects for the three-month periods ended March 31, 2013 and 2014, respectively.

NOTE 10 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company, which include identifiable intangible assets from the acquisition of IDS Ltd., PowerKey (the industrial vehicle monitoring products division of International Electronics, Inc. acquired by the Company in 2008) and AI as of December 31, 2013 and March 31, 2014:

March 31, 2014	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(575,000)	$914,000
Tradename	5	200,000	(170,000)	30,000
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(44,000)	6,000
Workforce	5	33,000	(30,000)	3,000
Customer relationships	5	4,499,000	(3,826,000)	673,000

		6,505,000	(4,879,000)	1,626,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,670,000	$(4,879,000)	$1,791,000

	Useful	Gross		Net
	Lives	Carrying	Accumulated	Carrying
December 31, 2013	(In Years)	Amount	Amortization	Amount

Amortized:
Patents	11	$1,489,000	$(541,000)	$948,000
Tradename	5	200,000	(160,000)	40,000
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(42,000)	8,000
Workforce	5	33,000	(28,000)	5,000
Customer relationships	5	4,499,000	(3,601,000)	898,000

		6,505,000	(4,606,000)	1,899,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,670,000	$(4,606,000)	$2,064,000

Amortization expense for the three-month periods ended March 31, 2013 and 2014 was $293,000 and $273,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

April- December 2014	$814,000
2015	135,000
2016	135,000
2017	135,000
2018	135,000

There have been no changes in the carrying amount of goodwill from January 1, 2014 to March 31, 2014.

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

The Company recognizes all employee share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $139,000 and $299,000, respectively, for the three-month periods ended March 31, 2013 and 2014, in connection with awards made under the stock option plans.

On March 21, 2014, the Company and its former Chief Executive Officer (the “Former CEO”) entered into a Separation and General Release Agreement (the “Separation Agreement”). Under the terms of the Separation Agreement, the vesting of the Former CEO’s unvested stock options and restricted stock were accelerated and the term to exercise the stock options was extended to fifteen (15) months. Due to the modification of the terms of the stock option and restricted stock agreements, the Company recognized $327,000 of additional stock-based compensation expense for the three-month period ended March 31, 2014.

The following table summarizes the activity relating to the Company’s stock options for the three-month period ended March 31, 2014:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,790,000	$7.25
Granted	10,000	5.83
Exercised	(12,000)	3.58
Expired	(350,000)	6.65
Forfeited	-	-

Outstanding at end of period	2,438,000	$7.34	5 years	$2,182,000

Exercisable at end of period	1,844,000	$8.04	4 years	$1,836,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	March 31,
	2013	2014

Expected volatility	54.8%	45.0%
Expected life of options	5.0 years	4.0 years
Risk free interest rate	1%	1.3%
Dividend yield	0%	0%
Weighted average fair value of options granted during the period	$2.73	$2.13

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the three-month periods ended March 31, 2013 and 2014 was $401,000 and $456,000, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2013 and 2014 was $10,000 and $28,000, respectively.

As of March 31, 2014, there was approximately $745,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.78 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the three-month period ended March 31, 2014 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Restricted stock, non-vested, beginning of year	200,000	$5.08
Granted	109,000	5.83
Vested	(87,000)	4.99
Forfeited	-	-

Restricted stock, non-vested, end of period	222,000	$5.48

The Company recorded stock-based compensation expense of $110,000 and $309,000, respectively, for the three-month periods ended March 31, 2013 and 2014, in connection with restricted stock grants. As of March 31, 2014, there was $936,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 1.88 years.

Performance Shares

The Company grants performance shares to key employees pursuant to the 2007 Equity Compensation Plan, as amended. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period from the date of issuance, with the ability to achieve prorated performance shares during interim annual measurement periods. The annual measurement period is based on a trading day average of the Company’s stock after the announcement of annual results. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the three-month periods ended March 31, 2013 and 2014 was insignificant.

The following table summarizes the activity relating to the Company’s performance shares for the three-month period ended March 31, 2014:

Non-vested
Shares

Performance shares, non-vested, beginning of year	34,000
Granted	-
Vested	-
Forfeited	(11,000)

Performance shares, non-vested, end of period	23,000

Warrants

In connection with the Purchase Agreement with Avis Budget Group, Inc. (“Avis Budget Group”) entered into on August 22, 2011 (the “Effective Date”), the Company issued and sold to Avis Budget Group a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of the Company’s common stock (collectively, the “Warrant Shares”) at an exercise price of $ 10.00 per share of common stock. The Warrant is exercisable (i) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (ii) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC, a Delaware limited liability company (“ABCR”) and the subsidiary of Avis Budget Group that is  the counterparty under the Master Agreement (described in Note 2 to the Unaudited Condensed Consolidated Financial Statements), executes and delivers to the Company SOW#2 (as defined in the Master Agreement) and on or before the fifth (5th) anniversary of the Effective Date.

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder.  The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of March 31, 2014, the Company has not yet been requested to file such a registration statement.

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

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Warrant Shares pursuant to any exercise of the Warrants. As of March 31, 2014, the Company has sufficient shares reserved.

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

Shares withheld

During the three-month periods ended March 31, 2013 and 2014, 38,000 and 16,000 shares, respectively of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $202,000 and $92,000, respectively.

NOTE 12 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three-month periods ended March 31, 2013 and 2014 are as follows:

	Three Months Ended
	March 31,
	2013	2014
Basic and diluted loss per share
Net loss	$(2,622,000)	$(2,831,000)

Weighted-average shares outstanding	11,839,000	12,020,000

Basic and diluted net loss per share	$(0.22)	$(0.24)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance shares awards. For the three-month periods ended March 31, 2013 and 2014, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 2,963,000 and 2,783,000, respectively would have been anti-dilutive. The warrants exercisable by Avis Budget Group upon ABCR’s execution and delivery of SOW#2 also have no impact on diluted loss per share since they are considered unissued as of March 31, 2014.

NOTE 13- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2013	March 31, 2014

Accounts payable	$5,303,000	$5,292,000
Accrued warranty	522,000	467,000
Accrued severance	100,000	411,000
Accrued compensation	172,000	412,000
Other current liabilities	167,000	146,000

	$6,264,000	$6,728,000

Included in accounts payable and accrued expenses at March 31, 2014 is accrued severance of $411,000, in the aggregate, to the Company’s Former CEO and the Company’s former Chief Operating Officer. The accrued severance is payable in equal monthly installments of approximately $37,000.

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2013 and March 31, 2014.

The following table summarizes warranty activity for the three-month periods ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014

Accrued warranty reserve, beginning of period	$520,000	$522,000
Accrual for product warranties issued	227,000	19,000
Product replacements and other warranty expenditures	(120,000)	(17,000)
Expiration of warranties	-	(57,000)

Accrued warranty reserve, end of period	$627,000	$467,000

NOTE 14 – CAPITAL LEASE OBLIGATION

On September 30, 2013, the Company entered into an equipment lease for computer equipment. The lease is payable in 24 monthly installments of approximately $14,000, including interest at an annual rate of 12.82%. The term of the lease commenced in December 2013 and expires in December 2015. The Company has the option to purchase the equipment for $1.00 at the end of the term of the lease.

Annual minimum lease payments under capital lease obligations are as follows:

Year ending December 31:

April – December 2014	$130,000
2015	159,000

289,000
Less: amount representing interest	(30,000)
Total	$259,000

NOTE 15 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of March 31, 2014, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

As of December 31, 2013, approximately $10,338,000 of the Company’s New Jersey loss carryforwards (“NJ NOLs”) had been approved for future sale under a program of the New Jersey Economic Development Authority, which we refer to as the NJEDA. In order to realize these benefits, the Company must apply to the NJEDA each year and must meet various requirements for continuing eligibility. In addition, the program must continue to be funded by the State of New Jersey, and there are limitations based on the level of participation by other companies. Since specific sales transactions are subject to approval by the NJEDA, the Company recognizes the associated tax benefits in the financial statements as they are approved. As of December 31, 2013, the Company received approval for the sale of approximately $10,338,000 million of NJ NOLs, subject to a 7.4% seller’s allocation factor ($760,000, net) for approximately $63,000. As such, the Company reversed the valuation allowance related to these NJ NOLs in 2013. In January 2014, the Company received approximately $63,000 in cash proceeds.

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

NOTE 17 - CONCENTRATION OF CUSTOMERS

Two customers accounted for 20% and 17% of the Company’s revenue during the three-month period ended March 31, 2014. Two customers accounted for 19% and 15% of the Company’s accounts receivable as of March 31, 2014. One customer accounted for 53% of notes and sales-type lease receivables as March 31, 2014.

Two customers accounted for 22% and 11% of the Company’s revenue during the three-month period ended March 31, 2013. One customer accounted for 21% of the Company’s accounts receivable as of March 31, 2013. One customer accounted for 68% of notes and sales-type lease receivables as March 31, 2013.

NOTE 18 - STOCK REPURCHASE PROGRAM

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $ 3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the three-month period ended March 31, 2014. As of March 31, 2014, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

NOTE 19 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss includes net loss and unrealized gains or losses on available-for-sale investments and foreign currency translation gains and losses. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets.

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2014 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2014	$(97,000)	$(9,000)	$(106,000)
Net current period change	59,000	1,000	60,000

Balance at March 31, 2014	$(38,000)	$(8,000)	$(46,000)

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2013 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2013	$(20,000)	$73,000	$53,000
Net current period change	(64,000)	(37,000)	(101,000)

Balance at March 31, 2013	$(84,000)	$36,000	$(48,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation (losses) gains of $(64,000) and $59,000 for the three-month periods ended March 31, 2013 and 2014, respectively, which is included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

NOTE 20 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, I.D. Systems GmbH (“IDS GmbH”), and United Kingdom subsidiary, I.D. Systems (UK) Ltd (“IDS Ltd”), are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for IDS GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2013	2014
Net revenue	$167,000	$613,000

Net (loss) income	(123,000)	63,000

Total assets of IDS GmbH were $1,701,000 and $2,129,000 as of December 31, 2013 and March 31, 2014, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2013	2014
Net revenue	$70,000	$100,000

Net loss	(172,000)	(87,000)

Total assets of IDS Ltd were $2,200,000 and $2,165,000 as of December 31, 2013 and March 31, 2014, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions (losses) gains for the three-month periods ended March 31, 2013 and 2014 of $(29,000) and $3,000, respectively, are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

On March 21, 2014, the Company and its former Chief Executive Officer (the “Former CEO”) entered into a Separation and General Release Agreement (the “Separation Agreement”). Under the terms of the Separation Agreement, the Company recognized severance costs of $523,000 for the three-month period ended March 31, 2014 which are included in selling, general and administrative expenses. In addition, the vesting of the Former CEO’s unvested stock options and restricted stock were accelerated and the term to exercise the stock options was extended to fifteen (15) months. Due to the modification of the terms of the stock option and restricted stock agreements, the Company recognized $327,000 of additional stock-based compensation expense for the three-month period ended March 31, 2014

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Cautionary Note Regarding Forward-Looking Statements

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by, and information currently available to, management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “believe”, “expect”, “estimate”, “project”, “predict”, “forecast”, “plan”, “anticipate”, “target”, “outlook”, “envision”, “intend”, “seek”, “may”, “will”, or “should”, and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including, without limitation, business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products, and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

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

Overview

We develop, market and sell wireless machine-to-machine (“M2M”) solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts, airport ground support equipment, rental vehicles, and transportation assets, such as dry van trailers, refrigerated trailers, railcars and containers. Our patented systems utilize radio frequency identification (RFID), Wi-Fi, satellite or cellular communications, and sensor technology to address the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, productivity and efficiency of their operations.

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

To provide an even deeper layer of insights into asset operations, we have developed a cloud-based software tool called I.D. Systems Analytics (“Analytics”), which is designed to provide a single, integrated view of asset activity across multiple locations, generating enterprise-wide benchmarks and peer-industry comparisons. Analytics determines key performance indicators (“KPIs”) relating to the performance of managed assets.  Values for the KPIs may then be calculated and used to identify cost benefit measurements which translate the KPI values into monetized metrics.  Analytics can enable management to make more informed, effective decisions, raise asset performance standards, increase productivity, reduce costs, and enhance safety. Specifically, Analytics (i) quantifies best-practice enterprise benchmarks for industrial asset utilization and safety; (ii) reveals variations and inefficiencies in asset activity across both sites and geographic regions; (iii) identifies opportunities to eliminate or reallocate assets, with full enterprise awareness, to reduce capital and operating costs; (iv) helps balance asset mix and inform acquisition decisions (v) uncovers activity trends over time to forecast asset requirements; and (vi) enables performance comparisons to broad, industry-specific benchmarks. We expect that our growing database of monitored assets will allow us to create industry benchmarks that can be used to tell our customers how they are performing compared to their peers. We look for Analytics to make a growing contribution to revenue, further differentiate and add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve.

During the first quarter of 2014, we implemented a new growth strategy. Accordingly, we have launched an initiative called ‘I.D. Systems 2.0’, which includes: a detailed review of customer requirements to accelerate enterprise adoption of our solutions; a transformation of our implementation approach to create more scalable and higher-quality processes in support of multiple simultaneous customer rollouts; a Six Sigma analysis of our internal process controls and quality management aimed at continuous improvement; and an acceleration of the engineering projects already on our product roadmap to help expedite revenue growth. We have budgeted approximately $2.5 million over the next three quarters in support of I.D. Systems 2.0, which we expect to be completed by the end of 2014; however, there can be no assurance as to when we will realize the results from this initiative, if at all.

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

In addition, we provide a wireless solution for the relatively new concept of “car sharing”, whereby a rental car company (i) positions vehicles strategically around cities, universities and corporate campuses for shared use by its members, (ii) remotely controls the vehicles, (iii) manages member reservations by smart phone or Internet, and (iv) charges members for vehicle use by the hour. The entire process – from remotely controlling the car door locks to tracking car mileage and fuel consumption to billing for the transaction – is automatically conducted by an integration of wireless vehicle management technology and the rental company’s fleet management software. We currently have approximately 30,000 units deployed across the Northeast U.S. and Canada rental fleet of the Avis Budget Group, Inc.

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

AI’s VeriWiseTM product platform provides comprehensive real-time data for faster, more informed decision-making in multiple supply chain applications. Key components of this platform include:

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

Risks to Our Business

During the three-month period ended March 31, 2014, we generated revenues of $9.7 million, and Wal-Mart Stores, Inc. and the Raymond Corporation accounted for 20% and 17% of our revenues, respectively. During the three-month period ended March 31, 2013, we generated revenues of $8.0 million, and Wal-Mart Stores, Inc. and the Raymond Corporation accounted for 22% and 11% of our revenues, respectively.

We are highly dependent upon sales of our system to a few customers. The loss of any of these key customers, or any material reduction in the amount of our products they purchase during a particular period, could materially and adversely affect our revenues for such period. Conversely, a material increase in the amount of our products purchased by a key customer (or customers) during a particular period could result in a significant increase in our revenues for such period, and such increased revenues may not recur in subsequent periods. Some of these key customers, as well as other customers of the Company, operate in markets that have suffered business downturns in the past few years or may so suffer in the future, particularly in light of the current global economic downturn, and any material adverse change in the financial condition of such customers could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly

We expect that many customers who utilize our solutions will do so as part of a large-scale deployment of these solutions across multiple or all divisions of their organizations. A customer’s decision to deploy our solutions throughout its organization will involve a significant commitment of its resources. Accordingly, initial implementations may precede any decision to deploy our solutions enterprise-wide. Throughout this sales cycle, we may spend considerable time and expense educating and providing information to prospective customers about the benefits of our solutions, and there can be no assurance that our solutions will be deployed on a wider scale by the customer.

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

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Developments

On April 4, 2014, each of Lawrence S. Burstein, Harold D. Copperman, Robert J. Farrell and Michael P. Monaco informed the Company of their respective decisions not to stand for re-election to the Company’s board of directors (the “Board”) at the 2014 annual meeting of stockholders (the “2014 Annual Meeting”). Messrs. Burstein, Copperman, Farrell and Monaco’s decisions not to stand for re-election were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Nominating Committee of the Board will vet a slate of replacement candidates to stand for election at the 2014 Annual Meeting, including candidates proposed by Kenneth Ehrman who is the beneficial owner of 5.8% of the Company’s common stock. Mr. Ehrman is also the Company’s President and Interim Chief Executive Officer.

Critical Accounting Policies

For the three-month period ended March 31, 2014, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended March 31,
	2013	2014
Revenue:
Products	47.1%	59.5%
Services	52.9	40.5
	100.0	100.0
Cost of revenue:
Cost of products	33.6	33.9
Cost of services	18.5	14.9
	52.1	48.8
Gross profit	47.9	51.2
Operating expenses:
Selling, general and administrative expenses	68.8	70.0
Research and development expenses	14.2	11.8
	83.0	81.8
Loss from operations	(35.1)	(30.6)
Interest income, net	2.1	1.6
Other income	0.4	-
Net loss	(32.6)%	(29.0)%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2013	2014
Product revenue:
Industrial and rental fleet management	$2,439,000	$4,026,000
Transportation asset management	1,336,000	1,764,000
	3,775,000	5,790,000

Services revenue:
Industrial and rental fleet management	1,365,000	1,284,000
Transportation asset management	2,874,000	2,662,000
	4,239,000	3,946,000

	$8,014,000	$9,736,000

REVENUES. Revenues increased by approximately $1.7 million, or 21.5%, to $9.7 million in the three months ended March 31, 2014 from $8.0 million in the same period in 2013. The increase in revenue is attributable to an increase in total industrial and rental fleet management revenue of approximately $1.5 million to $5.3 million in 2014 from $3.8 million in 2013 and an increase in total transportation asset management revenue of approximately $0.2 million to $4.4 million in 2014 from $4.2 million in 2013.

Revenues from products increased by approximately $2.0 million, or 53.4%, to $5.8 million in the three months ended March 31, 2014 from $3.8 million in the same period in 2013. Industrial and rental fleet management product revenue increased by approximately $1.6 million to $4.0 million in 2014 from $2.4 million in 2013. The increase in industrial and rental fleet management product revenue resulted principally from increased product sales of approximately $0.7 million to the Raymond Corporation and $0.6 million to the U.S. Postal Service. Transportation asset management product revenue increased by approximately $0.4 million to $1.8 million in 2014 from $1.3 million in 2013. The increase in transportation asset management product revenue resulted principally from increased product sales of $0.2 million to Wal-Mart Stores, Inc.

Revenues from services decreased by $0.3 million, or 6.9%, to $3.9 million in the three months ended March 31, 2014 from $4.2 million in the same period in 2013. Industrial and rental fleet management service revenue decreased by approximately $0.1 million to $1.3 million in 2014 from $1.4 million in 2013. Transportation asset management service revenue decreased by approximately $0.2 million to $2.7 million in 2014 from $2.9 million in 2013 principally due to a decrease in the number of active units in service.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2013	2014
Cost of products:
Industrial and rental fleet management	$1,496,000	$2,284,000
Transportation asset management	1,198,000	1,018,000
	2,694,000	3,302,000

Cost of services:
Industrial and rental fleet management	609,000	647,000
Transportation asset management	875,000	803,000
	1,484,000	1,450,000

	$4,178,000	$4,752,000

COST OF REVENUES. Cost of revenues increased by $0.6 million, or 13.7%, to $4.8 million in the three months ended March 31, 2014 from $4.2 million for the same period in 2013. The increase is principally attributable to an increase in product revenue in 2014. Gross profit was $5.0 million in three months ended March 31, 2014 compared to $3.8 million for the same period in 2013. As a percentage of revenues, gross profit increased to 51.2% in 2014 from 47.9% in 2013.

Cost of products increased by $0.6 million, or 22.6%, to $3.3 million in the three months ended March 31, 2014 from $2.7 million in the same period in 2013. Gross profit for products was $2.5 million in 2014 compared to $1.1 million in 2013. The increase in gross profit was attributable to a $0.8 million increase in the industrial and rental fleet management gross profit to $1.7 million in 2014 from $0.9 million in 2013 and an increase in the transportation asset management gross profit of $0.6 million to $0.7 million in 2014 from $0.1 million in 2013. As a percentage of product revenues, gross profit increased to 43.0% in 2014 from 28.6% in 2013. The increase in gross profit as a percentage of product revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 43.3% in 2014 from 38.7% in 2013, which was principally due to an increase in the number of units sold and higher unit product margins with fixed costs remaining constant. The transportation asset management product revenue gross profit percentage increased to 42.3% in 2014 from 10.3% in 2013 principally due to a decrease in the warranty expense.

Cost of services of approximately $1.5 million in the three months ended March 31, 2014 remained consistent with the cost of services in the same period in 2013. Gross profit for services was $2.5 million in 2014 compared to $2.8 million 2013. The industrial and rental fleet management gross profit decreased by approximately $0.1 million to $0.6 million in 2014 from $0.8 million in 2013. The transportation asset management gross profit decreased by approximately $0.1 million to $1.9 million in 2014 from $2.0 million in 2013. As a percentage of service revenues, gross profit decreased to 63.3% in 2014 from 65.0% in 2013. The decrease in gross profit as a percentage of service revenue was due to a decrease in the industrial and rental fleet management gross profit percentage to 49.6% in 2014 from 55.4% in 2013. The transportation asset management gross profit percentage of 69.8% in 2014 remained generally consistent with the gross profit percentage of 69.6% in the same period in 2013. The decrease in the industrial and rental fleet management gross profit margin was principally due to an increase in installation expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $1.3 million, or 23.6%, to $6.8 million in the three months ended March 31, 2014 compared to $5.5 million in the same period in 2013, due primarily to $1.1 million in expenses related to the Company’s executive management change in March 2014. As a percentage of revenues, selling, general and administrative expenses increased to 70.0% in the three months ended March 31, 2014 from 68.8% in the same period in 2013, primarily due to the increase in expenses in 2014 noted above.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of approximately $1.2 million in the three months ended March 31, 2014 remained generally consistent with research and development expenses of approximately $1.1 million in the same period in 2013. As a percentage of revenues, research and development expenses decreased to 11.8% in the three months ended March 31, 2014 from 14.2% in the same period in 2013, primarily due to the increase in revenues in 2014.

INTEREST INCOME. Interest income decreased by $13,000, or 7.9%, to $152,000 in the three months ended March 31, 2014 from $165,000 in the same period in 2013 principally from an increase in interest expense from the capital lease obligation.

OTHER INCOME/EXPENSE. Other income of $3,000 in the three months ended March 31, 2014 decreased by $30,000 from other income of $33,000 in the same period in 2013. Other income for the three months ended March 31, 2014 consists principally of investment income.

NET LOSS. Net loss was $2.8 million, or $(0.24) per basic and diluted share, for the three months ended March 31, 2014 as compared to net loss of $2.6 million, or $(0.22) per basic and diluted share, for the same period in 2013. The decrease in the net loss was due primarily to the reasons described above.

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

Operating Activities

Net cash used in operating activities was $0.7 million for the three-month period ended March 31, 2014, compared to net cash used in operating activities of $0.2 million for the same period in 2013. The net cash used in operating activities for the three-month period ended March 31, 2014 reflects a net loss of $2.8 million and includes non-cash charges of $0.6 million for stock-based compensation and $0.6 million for depreciation and amortization expense. Changes in working capital items included:

•	an increase in accounts receivable of $1.1 million;

•	a decrease in financing receivables of $0.7 million;

•	an increase in deferred revenue of $0.8 million; and

•	an increase in accounts payable and accrued expenses of $0.4 million, primarily due to the timing of payments to our vendors and an increase in accrued severance.

Investing Activities

Net cash used in investing activities was $0.1 million for three-month period ended March 31, 2014, compared to net cash provided investing activities of $2.5 million for the same period in 2013. The change from the same period in 2013 was primarily due to an increase in net maturities of investments of $2.6 million in 2013.

Financing Activities

Net cash provided by financing activities was $9,000 for the three-month period ended March 31, 2014, compared to net cash provided by financing activities of $7,000 for the same period in 2013.

Liquidity and Capital Resources

Historically, except for our line of credit borrowing of $12.9 million in the first quarter of 2009 (which was repaid in full in July 2010), our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. In addition, on August 22, 2011, we received approximately $4.6 million from Avis Budget Group from the sale of 1,000,000 shares of the Company’s common stock, and a warrant to purchase up to 600,000 shares of our common stock. The warrant is immediately exercisable with respect to 100,000 shares and will become exercisable for the remaining 500,000 shares upon execution of SOW#2 under the Master Agreement entered into by the Company and Avis Budget Car Rental, LLC, a subsidiary of Avis Budget Group, Inc. As of March 31, 2014, we had cash, cash equivalents and marketable securities of $13.4 million and working capital of $20.7 million, compared to cash, cash equivalents and marketable securities of $14.1 million and working capital of $21.8 million as of December 31, 2013.

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

Contractual Obligations

As of March 31, 2014, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of March 31, 2014, we had cash, cash equivalents and marketable securities of $13.4 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of March 31, 2014, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

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

As of March 31, 2014, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

We reviewed our internal control over financial reporting at March 31, 2014. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of May 14, 2014, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part 1, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended March 31, 2014, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended March 31, 2014. As the table indicates, the Company did not make any share repurchases under the share repurchase program during the quarterly period ended March 31, 2014.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2014 - January 31, 2014	4,000	(1)	$5.79	-	$1,660,000
February 1, 2014 - February 28, 2014	-		-	-	1,660,000
March 1, 2014 - March 31, 2014	12,000	(2)	5.99	-	1,660,000

Total	16,000		$5.94	-	$1,660,000

(1) Includes 4,000 shares of common stock withheld for taxes due upon vesting of restricted stock awards during January 2014.

(2) Includes 12,000 shares of common stock withheld for taxes due upon vesting of restricted stock awards during March 2014.

Item 5. Other Information

On May 13, 2014, Brett Kilpatrick resigned from his position as Executive Vice President of Worldwide Sales of the Company, effective as of June 6, 2014, to facilitate an orderly transition.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

10.1	Separation and General Release Agreement, dated as of March 21, 2014, between I.D. Systems, Inc. and Jeffrey M. Jagid (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).

10.2	Severance Agreement, dated as of March 27, 2014, between I.D. Systems, Inc. and Brett Kilpatrick (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*      Furnished herewith.

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

I.D. SYSTEMS, INC.

Date: May 14, 2014	By:	/s/ Kenneth S. Ehrman
Kenneth S. Ehrman
President and Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Separation and General Release Agreement, dated as of March 21, 2014, between I.D. Systems, Inc. and Jeffrey M. Jagid (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).

10.2	Severance Agreement, dated as of March 27, 2014, between I.D. Systems, Inc. and Brett Kilpatrick (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*      Furnished herewith.

** Furnished herewith. The Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

