Form 10-Q
period 2014-06-30
ID SYSTEMS INC
filed 2014-08-14
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes      ☐    No      ☒

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on August 8, 2014 was 12,274,831.

INDEX

I.D. Systems, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2013*	2014
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,582,000	$7,109,000
Restricted cash	300,000	300,000
Investments - short term	4,090,000	2,850,000
Accounts receivable, net of allowance for doubtful accounts of $955,000 and $1,250,000 in 2013 and 2014, respectively	9,574,000	10,188,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2013 and 2014	4,051,000	4,160,000
Inventory, net	5,156,000	4,732,000
Deferred costs - current	2,112,000	2,110,000
Prepaid expenses and other current assets	909,000	1,162,000
Deferred tax asset - current	63,000	-

Total current assets	32,837,000	32,611,000

Investments - long term	3,100,000	4,366,000
Financing receivables - less current portion	10,255,000	8,949,000
Deferred costs - less current portion	2,861,000	2,918,000
Fixed assets, net	2,239,000	1,955,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	2,064,000	1,518,000
Other assets	322,000	325,000

	$55,515,000	$54,479,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$6,264,000	$8,072,000
Capital lease obligation - current	144,000	154,000
Deferred revenue - current	4,641,000	5,253,000

Total current liabilities	11,049,000	13,479,000

Capital lease obligation - less current portion	149,000	70,000
Deferred rent	330,000	323,000
Deferred revenue - less current portion	6,538,000	7,055,000

	18,066,000	20,927,000
Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,835,000 and 12,887,000 shares issued at December 31, 2013 and June 30, 2014, respectively; shares outstanding, 12,196,000 and 12,224,000 at December 31, 2013 and June 30, 2014, respectively	123,000	123,000
Additional paid-in capital	104,479,000	105,169,000
Accumulated deficit	(63,601,000)	(68,137,000)
Accumulated other comprehensive income (loss)	(106,000)	(20,000)
Treasury stock; 639,000 shares and 663,000 shares at cost at December 31, 2013 and June 30, 2014, respectively	(3,446,000)	(3,583,000)

Total stockholders’ equity	37,449,000	33,552,000
Total liabilities and stockholders’ equity	$55,515,000	$54,479,000

*Derived from audited balance sheet as of December 31, 2013

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Revenue:
Products	$5,303,000	$7,161,000	$9,078,000	$12,951,000
Services	4,067,000	4,252,000	8,306,000	8,198,000

	9,370,000	11,413,000	17,384,000	21,149,000
Cost of revenue:
Cost of products	3,005,000	4,769,000	5,699,000	8,071,000
Cost of services	1,515,000	1,520,000	2,999,000	2,970,000

	4,520,000	6,289,000	8,698,000	11,041,000

Gross profit	4,850,000	5,124,000	8,686,000	10,108,000

Operating expenses:
Selling, general and administrative expenses	5,595,000	5,651,000	11,111,000	12,471,000
Research and development expenses	1,123,000	1,343,000	2,263,000	2,493,000

	6,718,000	6,994,000	13,374,000	14,964,000

Loss from operations	(1,868,000)	(1,870,000)	(4,688,000)	(4,856,000)
Interest income	159,000	153,000	324,000	305,000
Other income, net	2,000	12,000	35,000	15,000

Net loss	$(1,707,000)	$(1,705,000)	$(4,329,000)	$(4,536,000)

Net loss per share - basic and diluted	$(0.14)	$(0.14)	$(0.36)	$(0.38)

Weighted average common shares outstanding - basic and diluted	11,887,000	12,089,000	11,863,000	12,054,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014

Net loss	$(1,707,000)	$(1,705,000)	$(4,329,000)	$(4,536,000)

Other comprehensive (loss) income, net:

Unrealized (loss) gain on investments	(65,000)	9,000	(74,000)	10,000

Reclassification of net realized investment (gains) losses included in net loss	4,000	-	(24,000)	-

Foreign currency translation adjustment	(22,000)	17,000	(86,000)	76,000

Total other comprehensive loss	(83,000)	26,000	(184,000)	86,000

Comprehensive loss	$(1,790,000)	$(1,679,000)	$(4,513,000)	$(4,450,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity

Balance at December 31, 2013	12,835,000	$123,000	$104,479,000	$(63,601,000)	$(106,000)	$(3,446,000)	$37,449,000

Net loss	-	-	-	(4,536,000)	-	-	(4,536,000)
Foreign currency translation adjustment	-	-	-	-	76,000	-	76,000
Unrealized gain on investments	-	-	-	-	10,000	-	10,000
Shares issued pursuant to exercise of stock options	15,000		58,000				58,000
Issuance of restricted stock	109,000	-	-	-	-	-	-
Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(137,000)	(137,000)
Forfeiture of restricted shares	(72,000)
Stock based compensation - restricted stock	-	-	314,000	-	-	-	314,000
Stock based compensation - options and performance shares	-	-	318,000	-	-	-	318,000

Balance at June 30, 2014	12,887,000	$123,000	$105,169,000	$(68,137,000)	$(20,000)	$(3,583,000)	$33,552,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities:

Net loss	$(4,329,000)	$(4,536,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	212,000	367,000
Proceeds from sale of New Jersey net operating loss carryforwards	662,000	63,000
Stock-based compensation expense	604,000	632,000
Depreciation and amortization	1,044,000	1,114,000
Inventory reserve	5,000	40,000
Other non-cash items	(7,000)	13,000
Changes in:
Accounts receivable	1,103,000	(974,000)
Financing receivables	(546,000)	1,207,000
Inventory	(581,000)	384,000
Prepaid expenses and other assets	72,000	(256,000)
Deferred costs	(164,000)	(55,000)
Deferred revenue	1,133,000	1,129,000
Accounts payable and accrued expenses	291,000	1,671,000
Net cash (used in) provided by operating activities	(501,000)	799,000
Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(213,000)	(284,000)
Purchase of investments	(3,677,000)	(3,956,000)
Maturities of investments	6,267,000	3,921,000
Net cash provided by (used in) investing activities	2,377,000	(319,000)
Cash flows from financing activities:
Principal payments of capital lease obligation	-	(69,000)
Proceeds from exercise of stock options	10,000	58,000
Net cash provided by (used in) financing activities	10,000	(11,000)
Effect of foreign exchange rate changes on cash and cash equivalents	(239,000)	58,000
Net increase (decrease) in cash and cash equivalents	1,647,000	527,000
Cash and cash equivalents - beginning of period	1,614,000	6,582,000
Cash and cash equivalents - end of period	$3,261,000	$7,109,000
Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	-	17,000
Noncash activities:
Unrealized gain (loss) on investments	$(98,000)	$10,000
Shares withheld pursuant to stock issuance	$202,000	$137,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 1 - DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

I.D. Systems, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our” or “us”) develop, market and sell wireless machine-to-machine (“M2M”) solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts, airport ground support equipment, rental vehicles and transportation assets, such as dry van trailers, refrigerated trailers, railcars and containers. The Company’s patented wireless asset management system addresses the needs of organizations to control, track, monitor and analyze their assets. Our cloud-based software tool called I.D. Systems Analytics (“Analytics”), is designed to provide a single, integrated view of asset activity across multiple locations, generating enterprise-wide benchmarks and peer-industry comparisons to provide an even deeper layer of insights into asset operations. Analytics determines key performance indicators (“KPIs”) relating to the performance of managed assets. The Company’s solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, productivity and efficiency of their operations. The Company outsources its hardware manufacturing operations to contract manufacturers.

I.D. Systems, Inc. was incorporated in Delaware in 1993 and commenced operations in January 1994.

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“IDS GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“IDS Ltd”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2014, the consolidated results of its operations for the three- and six-month periods ended June 30, 2013 and 2014, the consolidated change in stockholders’ equity for the six-month period ended June 30, 2014 and the consolidated cash flows for the six-month periods ended June 30, 2013 and 2014. The results of operations for the six-month period ended June 30, 2014 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year then ended.

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

The Warrant has an exercise price of $10.00 per share of common stock. The Warrant is exercisable (i) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (ii) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group and the Avis entity that is the counterparty under the Master Agreement described below, executes and delivers to the Company SOW#2 (which is described below), and on or before the fifth (5th) anniversary of the Effective Date.   The fair value of the Warrant for 100,000 shares of approximately $137,000 was recorded as a sales incentive in the Condensed Consolidated Statement of Operations in the third quarter of 2011.  The Company has not recognized the impact of the remaining 500,000 shares underlying the Warrant in the Condensed Consolidated Statement of Operations, as it is considered contingently issued as of June 30, 2014. See Note 11 to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

NOTE 5 - INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of June 30, 2013 and 2014, all of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three- and six-month periods ended June 30, 2013, the Company reported unrealized loss of $(65,000) and $(74,000), respectively, and for the three- and six-month periods ended June 30, 2014, the Company reported unrealized gain of $9,000 and $10,000, respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and mutual funds. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale, excluding investment in mutual funds of $1,414,000, classified by the contractual maturity date of the security as of June 30, 2014:

Fair Value

Due within one year	$1,436,000
Due one year through three years	4,366,000
Due after three years	-

$5,802,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2013 and June 30, 2014 are as follows:

		Unrealized	Unrealized	Fair
June 30, 2014	Cost	Gain	Loss	Value
Investments - short term
Available for sale
Mutual funds	$1,414,000	-	-	$1,414,000
Corporate bonds and commercial paper	1,074,000	4,000	(7,000)	1,071,000
Government agency bonds	365,000	-	-	365,000

Total investments - short term	2,853,000	4,000	(7,000)	2,850,000

Marketable securities - long term
Available for sale
U.S. Treasury Notes	2,576,000	1,000	-	2,577,000
Government agency bonds	661,000	-	(1,000)	660,000
Corporate bonds and commercial paper	1,125,000	5,000	(1,000)	1,129,000

Total investments - long term	4,362,000	6,000	(2,000)	4,366,000

Total investments	$7,215,000	$10,000	$(9,000)	$7,216,000

		Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gain	Loss	Value

Investments - short term
Available for sale
Government agency bonds	$419,000	$-	$-	$419,000
Mutual funds	1,386,000	-	(4,000)	1,382,000
Corporate bonds and commercial paper	590,000	1,000	(1,000)	590,000
U.S. Treasury Notes	1,697,000	2,000	-	1,699,000

Total available for sale - short term	4,092,000	3,000	(5,000)	4,090,000

Investments - long term
Available for sale
U.S. Treasury Notes	930,000	-	(4,000)	926,000
Government agency bonds	612,000	-	(7,000)	605,000
Corporate bonds and commercial paper	1,565,000	5,000	(1,000)	1,569,000

Total available for sale - long term	3,107,000	5,000	(12,000)	3,100,000

Total investments	$7,199,000	$8,000	$(17,000)	$7,190,000

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

At June 30, 2014, all of the Company’s investments are classified as Level 1 for fair value measurements.

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

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. The Company amortized and recognized $752,000 and $1,474,000 of deferred equipment revenue during the three- and six-month periods ended June 30, 2013, respectively, and $905,000 and $1,811,000 during the three- and six-month periods ended June 30, 2014, respectively.

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

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2013 and June 30, 2014, unbilled receivables were $-0- and $8,000, respectively.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the Condensed Consolidated Statements of Operations.

Deferred revenue consists of the following:

	December 31,	June 30,
	2013	2014

Deferred activation fees	$496,000	$513,000
Deferred industrial equipment installation revenue	258,000	196,000
Deferred maintenance revenue	1,959,000	3,110,000
Deferred remote transportation asset management product revenue	8,466,000	8,489,000

	11,179,000	12,308,000
Less: Current portion	4,641,000	5,253,000

Deferred revenue - less current portion	$6,538,000	$7,055,000

NOTE 7 - FINANCING RECEIVABLES

Financing receivables include notes and sales-type lease receivables from the sale of the Company’s products and services. Financing receivables consist of the following:

	December 31,	June 30,
	2013	2014

Notes receivable	$53,000	$40,000
Sales-type lease receivable	14,253,000	13,069,000
Less: Allowance for credit losses	-	-
	14,306,000	13,109,000

Less: Current portion
Notes receivable	25,000	26,000
Sales-type lease receivable	4,026,000	4,134,000
	4,051,000	4,160,000

Financing receivables - less current portion	$10,255,000	$8,949,000

Notes receivable relate to product financing arrangements that exceed one year and bear interest at approximately 8% - 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. There were no sales of notes receivable during the six-month periods ended June 30, 2013 and 2014.

The present value of net investment in sales-type lease receivable is principally for three to five-year leases of the Company’s products and is reflected net of unearned income of $1,169,000 and $999,000 at December 31, 2013 and June 30, 2014, respectively, discounted at 2% - 29%.

The allowance for doubtful accounts represents the Company’s best estimate of the amount of credit losses in the Company’s existing notes and sales-type lease receivable.  The allowance for doubtful accounts is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers its customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the three- and six-month-periods ended June 30, 2013 and 2014. The Company does not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes or leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest when it is probable that the Company will collect the remaining principal and interest of an impaired note or lease. Notes and leases become past due based on how recently payments have been received.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of June 30, 2014 are as follows:

Year ending December 31:

July - December 2014	$2,110,000
2015	3,980,000
2016	3,773,000
2017	2,484,000
2018	662,000
Thereafter	60,000

13,069,000
Less: Current portion	4,134,000

Sales-type lease receivable - less current portion	$8,935,000

NOTE 8 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

Inventories consist of the following:

	December 31, 2013	June 30, 2014
Components	$2,968,000	$2,661,000
Finished goods	2,188,000	2,071,000

	$5,156,000	$4,732,000

NOTE 9 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31,	June 30,
	2013	2014
Equipment	$1,375,000	$1,456,000
Computer software	3,319,000	3,407,000
Computer hardware	2,565,000	2,680,000
Furniture and fixtures	371,000	371,000
Automobiles	47,000	47,000
Leasehold improvements	181,000	181,000

	7,858,000	8,142,000
Accumulated depreciation and amortization	(5,619,000)	(6,187,000)

	$2,239,000	$1,955,000

As of December 31, 2013, the Company had expenditures of approximately $480,000, including $305,000 under a capital lease, for computer equipment which had not been placed in service.  Depreciation expense is not recorded for such assets until they are placed in service.

Assets acquired under a capital lease, net of accumulated amortization of $28,000, were $277,000 as of June 30, 2014. If the assets acquired under a capital lease transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. Amortization expense for assets under capital lease was $-0- for the three- and six-months ended June 30, 2013 and $15,000 and $28,000, for the three- and six-months ended June 30, 2014, respectively.

Depreciation and amortization expense for the three- and six-month periods ended June 30, 2013 was $252,000 and $498,000, respectively, and for the three- and six-month periods ended June 30, 2014 was $290,000 and $568,000, respectively. This includes amortization of costs associated with computer software and website development for the three- and six-month periods ended June 30, 2013 of $141,000 and $283,000, respectively, and for the three- and six-month periods ended June 30, 2014 of $145,000 and $286,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the VeriWise TM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $2,000 and $89,000 for such projects for the six-month periods ended June 30, 2013 and 2014, respectively.

NOTE 10 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company, which include identifiable intangible assets from the acquisition of IDS Ltd., PowerKey (the industrial vehicle monitoring products division of International Electronics, Inc. acquired by the Company in 2008) and AI as of December 31, 2013 and June 30, 2014:

June 30, 2014	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(609,000)	$880,000
Tradename	5	200,000	(180,000)	20,000
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(47,000)	3,000
Workforce	5	33,000	(31,000)	2,000
Customer relationships	5	4,499,000	(4,051,000)	448,000

		6,505,000	(5,152,000)	1,353,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,670,000	$(5,152,000)	$1,518,000

	Useful	Gross		Net
	Lives	Carrying	Accumulated	Carrying
December 31, 2013	(In Years)	Amount	Amortization	Amount

Amortized:
Patents	11	$1,489,000	$(541,000)	$948,000
Tradename	5	200,000	(160,000)	40,000
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(42,000)	8,000
Workforce	5	33,000	(28,000)	5,000
Customer relationships	5	4,499,000	(3,601,000)	898,000

		6,505,000	(4,606,000)	1,899,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,670,000	$(4,606,000)	$2,064,000

Amortization expense for the three- and six-month periods ended June 30, 2013 was $253,000 and $546,000, respectively, and for the three- and six-month periods ended June 30, 2014 was $273,000 and $546,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

July - December 2014	$541,000
2015	135,000
2016	135,000
2017	135,000
2018	135,000

There have been no changes in the carrying amount of goodwill from January 1, 2014 to June 30, 2014.

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

The Company adopted the 2007 Equity Compensation Plan, pursuant to which, as amended, the Company may grant options to purchase up to an aggregate of 2,500,000 shares of common stock. The Company also adopted the 2009 Non-Employee Director Equity Compensation Plan, pursuant to which, as amended (the “2009 Director Plan”), the Company may grant options to purchase up to an aggregate of 600,000 shares of common stock. The plans are administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine, among other things, the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

The Company recognizes all employee share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $185,000 and $324,000, respectively, for the three- and six-month periods ended June 30, 2013 and $15,000 and $314,000, respectively, for the three- and six-month periods ended June 30, 2014, in connection with awards made under the stock option plans.

On March 21, 2014, the Company and its former Chief Executive Officer (the “Former CEO”) entered into a Separation and General Release Agreement (the “Separation Agreement”). Under the terms of the Separation Agreement, the vesting of the Former CEO’s unvested stock options and restricted stock were accelerated and the term to exercise the stock options was extended to fifteen (15) months. Due to the modification of the terms of the stock option and restricted stock agreements, the Company recognized $327,000 of additional stock-based compensation expense in the first quarter of 2014 which is included in the stock option and restricted stock stock-based compensation expense.

On April 4, 2014, each of Lawrence S. Burstein, Harold D. Copperman, Robert J. Farrell and Michael P. Monaco (collectively, the “Former Board Members”) informed the Company of their respective decisions not to stand for re-election to the Company’s board of directors (the “Board”) at the 2014 annual meeting of stockholders, which was held on June 20, 2014 (the “2014 Annual Meeting”).In connection with the Former Board Members’ departure, the vesting of certain options granted to the Former Board Members under the 2009 Director Plan was accelerated and the post termination exercise period was extended from a period of three (3) months to fifteen (15) months after the Former Board Members ceased to serve as members of the Board on June 20, 2014. Due to the modification of the terms of the stock options, the Company recognized $49,000 of additional stock-based compensation expense for the three-month period ended June 30, 2014 which is included in the stock option stock-based compensation expense.

The following table summarizes the activity relating to the Company’s stock options for the six-month period ended June 30, 2014:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,790,000	$7.25
Granted	10,000	5.83
Exercised	(15,000)	3.87
Expired	(373,000)	6.70
Forfeited	(149,000)	5.24

Outstanding at end of period	2,263,000	$7.48	5 years	$1,801,000

Exercisable at end of period	1,897,000	$7.87	4 years	$1,704,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	June 30,
	2013	2014

Expected volatility	44.7% - 54.8%	45.0%
Expected life of options	4.0 - 5.0 years	4.0 years
Risk free interest rate	1%	1.3%
Dividend yield	0%	0%
Weighted average fair value of options granted during the period	$2.22	$2.13

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the six-month periods ended June 30, 2013 and 2014 was $504,000 and $641,000, respectively. The total intrinsic value of options exercised during the six-month periods ended June 30, 2013 and 2014 was $11,000 and $30,000, respectively.

As of June 30, 2014, there was approximately $539,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.76 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the six-month period ended June 30, 2014 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Restricted stock, non-vested, beginning of year	200,000	$5.08
Granted	109,000	5.83
Vested	(95,000)	5.03
Forfeited	(72,000)	4.80

Restricted stock, non-vested, end of period	142,000	$5.83

The Company recorded stock-based compensation expense of $163,000 and $273,000, respectively, for the three- and six-month periods ended June 30, 2013 and $5,000 and $314,000, respectively, for the three- and six-month periods ended June 30, 2014, in connection with restricted stock grants. As of June 30, 2014, there was $589,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 1.66 years.

Performance Shares

The Company grants performance shares to key employees pursuant to the 2007 Equity Compensation Plan, as amended. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period from the date of issuance, with the ability to achieve prorated performance shares during interim annual measurement periods. The annual measurement period is based on a trading day average of the Company’s stock after the announcement of annual results. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the three- and six-month periods ended June 30, 2013 and 2014 was insignificant.

The following table summarizes the activity relating to the Company’s performance shares for the six-month period ended June 30, 2014:

Non-vested
Shares

Performance shares, non-vested, beginning of year	34,000
Granted	-
Vested	-
Forfeited	(16,000)

Performance shares, non-vested, end of period	18,000

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

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder.  The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of June 30, 2014, the Company has not yet been requested to file such a registration statement.

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

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Warrant Shares pursuant to any exercise of the Warrants. As of June 30, 2014, the Company has sufficient shares reserved.

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

Shares withheld

During the six-month periods ended June 30, 2013 and 2014, 38,000 and 24,000 shares, respectively of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $202,000 and $137,000, respectively.

NOTE 12 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three- and six-month periods ended June 30, 2013 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Basic and diluted loss per share
Net loss	$(1,707,000)	$(1,705,000)	$(4,329,000)	$(4,536,000)

Weighted-average shares outstanding	11,887,000	12,089,000	11,863,000	12,054,000

Basic and diluted net loss per share	$(0.14)	$(0.14)	$(0.36)	$(0.38)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance shares awards. For the three- and six- month periods ended June 30, 2013, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 3,293,000 would have been anti-dilutive. For the three- and six- month periods ended June 30, 2014, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 2,523,000 would have been anti-dilutive. The warrants exercisable by Avis Budget Group upon ABCR’s execution and delivery of SOW#2 also have no impact on diluted loss per share since they are considered unissued as of June 30, 2014.

NOTE 13- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2013	June 30, 2014

Accounts payable	$5,303,000	$6,514,000
Accrued warranty	522,000	459,000
Accrued severance	100,000	301,000
Accrued compensation	172,000	632,000
Other current liabilities	167,000	166,000

	$6,264,000	$8,072,000

Included in accounts payable and accrued expenses at June 30, 2014 is accrued severance of $301,000, in the aggregate, to the Company’s Former Chief Executive Officer. The accrued severance is payable in equal monthly installments of approximately $20,000.

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2014.

The following table summarizes warranty activity for the six-month periods ended June 30, 2013 and 2014:

	Six Months Ended June 30,
	2013	2014

Accrued warranty reserve, beginning of period	$520,000	$522,000
Accrual for product warranties issued	264,000	141,000
Product replacements and other warranty expenditures	(176,000)	(67,000)
Expiration of warranties	(82,000)	(137,000)

Accrued warranty reserve, end of period	$526,000	$459,000

NOTE 14 - CAPITAL LEASE OBLIGATION

On September 30, 2013, the Company entered into an equipment lease for computer equipment. The lease is payable in 24 monthly installments of approximately $14,000, including interest at an annual rate of 12.82%. The term of the lease commenced in December 2013 and expires in December 2015. The Company has the option to purchase the equipment for $1.00 at the end of the term of the lease.

Annual minimum lease payments under capital lease obligations are as follows:

Year ending December 31:

July - December 2014	$87,000
2015	159,000

246,000
Less: amount representing interest	(22,000)
Total	$224,000

NOTE 15 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of June 30, 2014, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

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

NOTE 17 - CONCENTRATION OF CUSTOMERS

Two customers accounted for 18% and 16% of the Company’s revenue during the six-month period ended June 30, 2014. One customer accounted for 13% of the Company’s accounts receivable as of June 30, 2014. One customer accounted for 51% of notes and sales-type lease receivables as of June 30, 2014.

Two customers accounted for 20% and 10% of the Company’s revenue during the six-month period ended June 30, 2013. One customer accounted for 14% of the Company’s accounts receivable as of June 30, 2013. One customer accounted for 61% of notes and sales-type lease receivables as June 30, 2013.

NOTE 18 - STOCK REPURCHASE PROGRAM

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $ 3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the six-month period ended June 30, 2014. As of June 30, 2014, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

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

The accumulated balances for each classification of other comprehensive loss for the six-month period ended June 30, 2014 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income (loss)

Balance at January 1, 2014	$(97,000)	$(9,000)	$(106,000)
Net current period change	76,000	10,000	86,000

Balance at June 30, 2014	$(21,000)	$1,000	$(20,000)

The accumulated balances for each classification of other comprehensive loss for the six-month period ended June 30, 2013 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2013	$(20,000)	$73,000	$53,000
Net current period change	(86,000)	(98,000)	(184,000)

Balance at June 30, 2013	$(106,000)	$(25,000)	$(131,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation (losses) gains of $(86,000) and $76,000 for the six-month periods ended June 30, 2013 and 2014, respectively, which is included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

NOTE 20 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, I.D. Systems GmbH (“IDS GmbH”), and United Kingdom subsidiary, I.D. Systems (UK) Ltd (“IDS Ltd”), are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for IDS GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Net revenue	$552,000	$1,155,000	$719,000	$1,768,000

Net (loss) income	(23,000)	226,000	(146,000)	289,000

Total assets of IDS GmbH were $1,701,000 and $2,884,000 as of December 31, 2013 and June 30, 2014, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Net revenue	$323,000	$72,000	$393,000	$172,000

Net income (loss)	1,000	(84,000)	(171,000)	(171,000)

Total assets of IDS Ltd were $2,200,000 and $2,108,000 as of December 31, 2013 and June 30, 2014, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions gains (losses) for the three- and six-month periods ended June 30, 2013 of $-0- and $(29,000), respectively, and for the three- and six-month periods ended June 30, 2014 of $29,000 and $32,000, respectively, are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Except for normal operating leases, the Company is not currently subject to any material commitments.

Contingencies

The Company is not currently subject to any material commitments or contingencies and legal proceedings, nor, to management’s knowledge, is any material legal proceeding threatened against the Company.

Severance agreements

The Company entered into severance agreements with three of its executive officers. The severance agreements, each of which is substantially identical in form, provide each executive with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” as defined in the severance agreements. As a condition to the Company’s obligations under the severance agreements, each executive has executed and delivered to the Company a restrictive covenants agreement.

Under the terms of the severance agreements, in general, each executive is entitled to the following: (i) a cash payment at the rate of the executive’s annual base salary as in effect immediately prior to the Trigger Event for a period of 12 or 15 months, depending on the executive, (ii) continued healthcare coverage during the severance period, (iii) partial accelerated vesting of the executive’s previously granted stock options and restricted stock awards, and (iv) as applicable, an award of “Performance Shares” under the Restricted Stock Unit Award Agreement previously entered into between the Company and the executive.

On March 21, 2014, the Company and its former Chief Executive Officer (the “Former CEO”) entered into a Separation and General Release Agreement (the “Separation Agreement”). Under the terms of the Separation Agreement, the Company recognized severance costs of $523,000 in the first quarter of 2014 which are included in selling, general and administrative expenses. In addition, the vesting of the Former CEO’s unvested stock options and restricted stock were accelerated and the term to exercise the stock options was extended to fifteen (15) months. Due to the modification of the terms of the stock option and restricted stock agreements, the Company recognized $327,000 of additional stock-based compensation expense in the first quarter of 2014.

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU relates to discontinued operations reporting for disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. The Company’s adoption of this guidance is not expected to have a material impact on the Company’s financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the impact of this ASU.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of this ASU.

In July 2013, the FASB issued ASU 2013-11, “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes" ("ASU 2013-11"). ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The adoption of this guidance did not have a material impact on the Company’s financial results.

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

Overview

We develop, market and sell wireless machine-to-machine (“M2M”) solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts, airport ground support equipment, rental vehicles, and transportation assets, such as dry van trailers, refrigerated trailers, railcars and containers. Our patented systems utilize radio frequency identification (RFID), Wi-Fi, satellite or cellular communications, and sensor technology to address the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable customers to achieve tangible economic benefits by providing them with information to make timely, informed decisions that increase the safety, security, productivity and efficiency of their operations.

We have focused our business activities on three primary applications: (i) industrial fleet management, (ii) transportation asset management, and (iii) rental fleet management. Our solution for industrial fleet management allows our customers to reduce operating costs and capital expenditures and to comply with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also helps enhance security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solution for transportation asset management allows our customers to increase revenue per asset deployed, reduce fleet size, and improve the monitoring and control of sensitive cargo. Our solution for rental fleet management assists rental car companies in generating higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improving customer service by expediting the rental and return processes. In addition, our wireless solution for “car sharing” enables rental car companies to establish a network of vehicles positioned strategically around cities or on corporate campuses, control vehicles remotely, manage member reservations by smart phone or Internet, and charge members for vehicle use by the hour.

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

During the first quarter of 2014, we implemented a new growth strategy. Accordingly, we have launched an initiative called ‘I.D. Systems 2.0’, which includes: a detailed review of customer requirements to accelerate enterprise adoption of our solutions; a transformation of our implementation approach to create more scalable and higher-quality processes in support of multiple simultaneous customer rollouts; a Six Sigma analysis of our internal process controls and quality management aimed at continuous improvement; and an acceleration of the engineering projects already on our product roadmap to help expedite revenue growth. We have budgeted approximately $2.5 million in support of I.D. Systems 2.0, which we expect to be completed by the end of 2014; however, there can be no assurance as to when we will realize the results from this initiative, if at all. For the three-month period ended June 30, 2014, we incurred approximately $233,000 of expense in support of I.D. Systems 2.0.

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

Our Solutions

We design and implement wireless M2M asset management solutions that are intended to deliver an enterprise-level return on investment for our customers. Our solutions can be categorized as either closed-loop systems for managing campus-based assets, or mobile systems for managing remote, “over-the-road” assets.

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

In addition, we provide a wireless solution for the relatively new concept of “car sharing”, whereby a rental car company (i) positions vehicles strategically around cities, universities and corporate campuses for shared use by its members, (ii) remotely controls the vehicles, (iii) manages member reservations by smart phone or Internet, and (iv) charges members for vehicle use by the hour. The entire process - from remotely controlling the car door locks to tracking car mileage and fuel consumption to billing for the transaction - is automatically conducted by an integration of wireless vehicle management technology and the rental company’s fleet management software. We currently have approximately 30,000 units deployed across the Northeast U.S. and Canada rental fleet of the Avis Budget Group, Inc.

Remote, “Over-the-road” Transportation Asset Management Solutions

Our mobile systems for managing remote, “over-the-road” assets are provided by our Asset Intelligence subsidiary. AI combines web-based software technologies with satellite and cellular communications to deliver data-driven telematics solutions for supply chain asset management. These systems provide mobile-asset tracking and condition-monitoring solutions to meet the transportation market’s desire for greater visibility, safety, security, and productivity throughout global supply chains. By leveraging a combination of satellite and cellular wireless communications and Web data management technologies, the Asset Intelligence VeriWise TM product family provides shippers and carriers with tools to better manage their trailer and container fleets, freight transport operations, and maintenance controls. VeriWiseTM systems enable quick access to actionable intelligence that results in better utilization, control, and security of our customers’ freight-carrying assets.

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

Risks to Our Business

During the six-month period ended June 30, 2014, we generated revenues of $21.1 million, and Wal-Mart Stores, Inc. and the Raymond Corporation accounted for 18% and 16% of our revenues, respectively. During the six-month period ended June 30, 2013, we generated revenues of $17.4 million, and Wal-Mart Stores, Inc. and the Raymond Corporation accounted for 20% and 10% of our revenues, respectively.

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

Critical Accounting Policies

For the six-month period ended June 30, 2014, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Revenue:
Products	56.6%	62.7%	52.2%	61.2%
Services	43.4	37.3	47.8	38.8

	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of products	32.1	41.8	32.8	38.2
Cost of services	16.2	13.3	17.3	14.0

Total gross profit	51.7	44.9	49.9	47.8

Operating expenses:
Selling, general and administrative expenses	59.7	49.5	63.9	59.0
Research and development expenses	12.0	11.8	13.0	11.8
	71.7	61.3	76.9	70.8

Loss from operations	(20.0)	(16.4)	(27.0)	(23.0)
Interest income, net	1.7	1.3	1.9	1.4
Other income	-	0.1	0.2	0.1

Net loss	(18.3)%	(15.0)%	(24.9)%	(21.5)%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended June 30,
	2013	2014
Product revenue:
Industrial and rental fleet management	$3,683,000	$5,348,000
Transportation asset management	1,620,000	1,813,000
	5,303,000	7,161,000

Services revenue:
Industrial and rental fleet management	1,241,000	1,494,000
Transportation asset management	2,826,000	2,758,000
	4,067,000	4,252,000

	$9,370,000	$11,413,000

REVENUES. Revenues increased by approximately $2.0 million, or 21.8%, to $11.4 million in the three months ended June 30, 2014 from $9.4 million in the same period in 2013. The increase in revenue is attributable to an increase in total industrial and rental fleet management revenue of approximately $1.9 million to $6.8 million in 2014 from $4.9 million in 2013 and an increase in total transportation asset management revenue of approximately $0.1 million to $4.6 million in 2014 from $4.5 million in 2013.

Revenues from products increased by approximately $1.9 million, or 35.0%, to $7.2 million in the three months ended June 30, 2014 from $5.3 million in the same period in 2013. Industrial and rental fleet management product revenue increased by approximately $1.6 million to $5.3 million in 2014 from $3.7 million in 2013. The increase in industrial and rental fleet management product revenue resulted principally from increased product sales of approximately $0.8 million to the Raymond Corporation, $0.5 million to General Motors Company and $0.6 million to Procter & Gamble (China) Sales Co., Ltd. Transportation asset management product revenue increased by approximately $0.2 million to $1.8 million in 2014 from $1.6 million in 2013. The increase in transportation asset management product revenue resulted principally from increased product sales of approximately $0.2 million to Wal-Mart Stores, Inc.

Revenues from services increased by $0.2 million, or 4.5%, to $4.3 million in the three months ended June 30, 2014 from $4.1 million in the same period in 2013. Industrial and rental fleet management service revenue increased by approximately $0.3 million to $1.5 million in 2014 from $1.2 million in 2013 principally from an increase in service revenue of approximately $0.1 million to Wal-Mart Stores, Inc. Transportation asset management service revenue decreased by approximately $0.1 million to $2.7 million in 2014 from $2.8 million in 2013 principally due to a slight decrease in the number of active units in service.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended June 30,
	2013	2014
Cost of products:
Industrial and rental fleet management	$2,001,000	$3,493,000
Transportation asset management	1,004,000	1,276,000
	3,005,000	4,769,000

Cost of services:
Industrial and rental fleet management	652,000	665,000
Transportation asset management	863,000	855,000
	1,515,000	1,520,000

	$4,520,000	$6,289,000

COST OF REVENUES. Cost of revenues increased by $1.8 million, or 39.1%, to $6.3 million in the three months ended June 30, 2014 from $4.5 million for the same period in 2013. The increase is principally attributable to an increase in product revenue in 2014. Gross profit was $5.1 million in three months ended June 30, 2014 compared to $4.9 million for the same period in 2013. As a percentage of revenues, gross profit decreased to 44.9% in 2014 from 51.7% in 2013.

Cost of products increased by $1.8 million, or 58.7%, to $4.8 million in the three months ended June 30, 2014 from $3.0 million in the same period in 2013. Gross profit for products was $2.4 million in 2014 compared to $2.3 million in 2013. The increase in gross profit was attributable to a $0.2 million increase in the industrial and rental fleet management gross profit to $1.9 million in 2014 from $1.7 million in 2013 partially offset by a decrease in the transportation asset management gross profit of $0.1 million to $0.5 million in 2014 from $0.6 million in 2013. As a percentage of product revenues, gross profit decreased to 33.4% in 2014 from 43.3% in 2013. The decrease in gross profit as a percentage of product revenue was due to a decrease in the industrial and rental fleet management gross profit percentage to 34.7% in 2014 from 45.7% in 2013, which was principally due to an increase in revenue from our channel partners which have a lower gross margin. The transportation asset management product revenue gross profit percentage decreased to 29.6% in 2014 from 38.0% in 2013 principally due to an increase in the warranty expense.

Cost of services of approximately $1.5 million in the three months ended June 30, 2014 remained consistent with the cost of services in the same period in 2013. Gross profit for services was $2.7 million in 2014 compared to $2.6 million 2013. The industrial and rental fleet management gross profit increased by approximately $0.2 million to $0.8 million in 2014 from $0.6 million in 2013. The transportation asset management gross profit decreased by approximately $0.1 million to $1.9 million in 2014 from $2.0 million in 2013. As a percentage of service revenues, gross profit increased to 64.3% in 2014 from 62.8% in 2013. The increase in gross profit as a percentage of service revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 55.5% in 2014 from 47.5% in 2013. The transportation asset management gross profit percentage of 69.0% in 2014 remained generally consistent with the gross profit percentage of 69.5% in the same period in 2013. The increase in the industrial and rental fleet management gross profit margin was principally due to a decrease in communication and installation expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $0.1 million, or 1.0%, to $5.7 million in the three months ended June 30, 2014 compared to $5.6 million in the same period in 2013, primarily due to an increase of approximately $0.1 million in recruiting expense and $0.3 million in incentive compensation due to the increase in revenue partially offset by a decrease of $0.3 million in stock compensation expense from the forfeiture of stock options and restricted stock by former executives and former members of the Company’s Board of Directors. As a percentage of revenues, selling, general and administrative expenses decreased to 49.5% in the three months ended June 30, 2014 from 59.7% in the same period in 2013, primarily due to the increase in revenue in 2014.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by approximately $0.2 million, or 19.6%, to $1.3 million in the three months ended June 30, 2014 compared to $1.1 million in the same period in 2013, primarily due to product development expenses incurred under our I.D. Systems 2.0 initiative to accelerate the development of our next generation vehicle and transportation asset management systems. As a percentage of revenues, research and development expenses decreased to 11.8% in the three months ended June 30, 2014 from 12.0% in the same period in 2013, primarily due to the increase in revenues in 2014.

INTEREST INCOME. Net interest income decreased by $6,000, or 3.8%, to $153,000 in the three months ended June 30, 2014 from $159,000 in the same period in 2013 principally from an increase in interest expense from the capital lease obligation.

NET LOSS. Net loss of $1.7 million, or $(0.14) per basic and diluted share, for the three months ended June 30, 2014 remained generally consistent with the net loss of $1.7 million, or $(0.14) per basic and diluted share, for the same period in 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table sets forth our revenues by product line for the periods indicated:

	Six Months Ended June 30,
	2013	2014
Product revenue:
Industrial and rental fleet management	$6,122,000	$9,374,000
Transportation asset management	2,956,000	3,577,000
	9,078,000	12,951,000

Services revenue:
Industrial and rental fleet management	2,606,000	2,778,000
Transportation asset management	5,700,000	5,420,000
	8,306,000	8,198,000

	$17,384,000	$21,149,000

REVENUES. Revenues increased by approximately $3.7 million, or 21.7%, to $21.1 million in the six months ended June 30, 2014 from $17.4 million in the same period in 2013. The increase in revenue is attributable to an increase in total industrial and rental fleet management revenue of approximately $3.5 million to $12.2 million in 2014 from $8.7 million in 2013 and an increase in total transportation asset management revenue of approximately $0.3 million to $9.0 million in 2014 from $8.7 million in 2013.

Revenues from products increased by approximately $3.9 million, or 42.7%, to $13.0 million in the six months ended June 30, 2014 from $9.1 million in the same period in 2013. Industrial and rental fleet management product revenue increased by approximately $3.3 million to $9.4 million in 2014 from $6.1 million in 2013. The increase in industrial and rental fleet management product revenue resulted principally from increased product sales of approximately $1.4 million to the Raymond Corporation, $0.8 million to the U.S. Postal Service, $0.5 million to General Motors Company and $0.6 million to Procter & Gamble (China) Sales Co., Ltd. Transportation asset management product revenue increased by approximately $0.6 million to $3.6 million in 2014 from $3.0 million in 2013. The increase in transportation asset management product revenue resulted principally from increased product sales of approximately $0.3 million to Wal-Mart Stores, Inc and $0.2 million to Knight Transportation, Inc.

Revenues from services decreased by $0.1 million, or 1.3%, to $8.2 million in the six months ended June 30, 2014 from $8.3 million in the same period in 2013. Industrial and rental fleet management service revenue increased by approximately $0.2 million to $2.8 million in 2014 from $2.6 million in 2013 principally from an increase in service revenue of approximately $0.2 million to the Raymond Corporation. Transportation asset management service revenue decreased by approximately $0.3 million to $5.4 million in 2014 from $5.7 million in 2013 principally due to a decrease in the number of active units in service.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Six Months Ended June 30,
	2013	2014
Cost of products:
Industrial and rental fleet management	$3,497,000	$5,777,000
Transportation asset management	2,202,000	2,294,000
	5,699,000	8,071,000

Cost of services:
Industrial and rental fleet management	1,261,000	1,312,000
Transportation asset management	1,738,000	1,658,000
	2,999,000	2,970,000

	$8,698,000	$11,041,000

COST OF REVENUES. Cost of revenues increased by $2.3 million, or 26.9%, to $11.0 million in the six months ended June 30, 2014 from $8.7 million for the same period in 2013. The increase is principally attributable to an increase in product revenue in 2014. Gross profit was $10.1 million in the six months ended June 30, 2014 compared to $8.7 million for the same period in 2013. As a percentage of revenues, gross profit decreased to 47.8% in 2014 from 50.0% in 2013.

Cost of products increased by $2.4 million, or 41.6%, to $8.1 million in the six months ended June 30, 2014 from $5.7 million in the same period in 2013. Gross profit for products was $4.9 million in 2014 compared to $3.4 million in 2013. The increase in gross profit was attributable to a $1.0 million increase in the industrial and rental fleet management gross profit to $3.6 million in 2014 from $2.6 million in 2013 and an increase in the transportation asset management gross profit of $0.5 million to $1.3 million in 2014 from $0.8 million in 2013. As a percentage of product revenues, gross profit increased to 37.7% in 2014 from 37.2% in 2013. The increase in gross profit as a percentage of product revenue was due to an increase in the transportation asset management gross profit percentage to 35.9% in 2014 from 25.5% in 2013, which was principally due to improved margins on spare parts and a decrease in the warranty expense. The industrial and rental fleet management gross profit percentage decreased to 38.4% in 2014 from 42.9% in 2013 principally due to an increase in revenue from our channel partners which have a lower gross margin.

Cost of services of approximately $3.0 million in the six months ended June 30, 2014 remained consistent with the cost of services in the same period in 2013. Gross profit for services was approximately $5.2 million in 2014 compared to $5.3 million 2013. The industrial and rental fleet management gross profit increased by approximately $0.1 million to $1.5 million in 2014 from $1.3 million in 2013. The transportation asset management gross profit decreased by approximately $0.2 million to $3.8 million in 2014 from $4.0 million in 2013. As a percentage of service revenues, gross profit of 63.8% in 2014 remained generally consistent with the gross profit of 63.9% in 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $1.4 million, or 12.2%, to $12.5 million in the six months ended June 30, 2014 compared to $11.1 million in the same period in 2013, due primarily to $1.1 million in expenses related to the Company’s executive management change in March 2014 and $0.6 million increase in incentive compensation due to the increase in revenue. As a percentage of revenues, selling, general and administrative expenses decreased to 59.0% in the six months ended June 30, 2014 from 63.9% in the same period in 2013, primarily due to the increase in revenue in 2014.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by approximately $0.2 million, or 10.2%, to $2.5 million in the six months ended June 30, 2014 compared to $2.3 million in the same period in 2013, primarily due to product development expenses incurred under our I.D. Systems 2.0 initiative to accelerate the development of our next generation vehicle and transportation asset management systems. As a percentage of revenues, research and development expenses decreased to 11.8% in the six months ended June 30, 2014 from 13.0% in the same period in 2013, primarily due to the increase in revenues in 2014.

INTEREST INCOME. Net interest income decreased by $19,000, or 5.9%, to $305,000 in the six months ended June 30, 2014 from $324,000 in the same period in 2013 principally from an increase in interest expense from the capital lease obligation.

NET LOSS. Net loss was $4.5 million, or $(0.38) per basic and diluted share, for the six months ended June 30, 2014 as compared to net loss of $4.3 million, or $(0.36) per basic and diluted share, for the same period in 2013. The increase in the net loss was due primarily to the reasons described above.

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

Operating Activities

Net cash provided by operating activities was $0.8 million for the six-month period ended June 30, 2014, compared to net cash used in operating activities of $0.5 million for the same period in 2013. The net cash used in operating activities for the six-month period ended June 30, 2014 reflects a net loss of $4.5 million and includes non-cash charges of $0.6 million for stock-based compensation and $1.1 million for depreciation and amortization expense. Changes in working capital items included:

•	an increase in accounts receivable of $0.9 million;

•	a decrease in financing receivables of $1.2 million;

•	an increase in deferred revenue of $1.1 million; and

•	an increase in accounts payable and accrued expenses of $1.7 million, primarily due to the timing of payments to our vendors and an increase in accrued compensation and severance.

Investing Activities

Net cash used in investing activities was $0.3 million for six-month period ended June 30, 2014, compared to net cash provided investing activities of $2.4 million for the same period in 2013. The change from the same period in 2013 was primarily due to an increase in net maturities of investments of $2.6 million in 2013.

Financing Activities

Net cash used in financing activities was $11,000 for the six-month period ended June 30, 2014, compared to net cash provided by financing activities of $10,000 for the same period in 2013.

Liquidity and Capital Resources

Historically, except for our line of credit borrowing of $12.9 million in the first quarter of 2009 (which was repaid in full in July 2010), our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. In addition, on August 22, 2011, we received approximately $4.6 million from Avis Budget Group from the sale of 1,000,000 shares of the Company’s common stock, and a warrant to purchase up to 600,000 shares of our common stock. The warrant is immediately exercisable with respect to 100,000 shares and will become exercisable for the remaining 500,000 shares upon execution of SOW#2 under the Master Agreement entered into by the Company and Avis Budget Car Rental, LLC, a subsidiary of Avis Budget Group, Inc. As of June 30, 2014, we had cash, cash equivalents and marketable securities of $14.6million and working capital of $19.1 million, compared to cash, cash equivalents and marketable securities of $14.1 million and working capital of $21.8 million as of December 31, 2013.

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

Contractual Obligations

As of June 30, 2014, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of June 30, 2014, we had cash, cash equivalents and marketable securities of $14.6 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of June 30, 2014, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

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

As of June 30, 2014, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

We reviewed our internal control over financial reporting at June 30, 2014. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of August 14, 2014, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part 1, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended June 30, 2014, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended June 30, 2014. As the table indicates, the Company did not make any share repurchases under the share repurchase program during the quarterly period ended June 30, 2014.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2014 - April 30, 2014			-	-	$1,660,000
May 1, 2014 - May 31, 2014	-		-	-	1,660,000
June 1, 2014 - June 30, 2014	8,000	(1)	$5.76	-	1,660,000

Total	8,000		$5.76	-	$1,660,000

(1) Includes 8,000 shares of common stock withheld for taxes due upon vesting of restricted stock awards during June 2014.

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

I.D. SYSTEMS, INC.

Date: August 14, 2014	By:	/s/ Kenneth S. Ehrman
Kenneth S. Ehrman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Ned Mavrommatis
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

