Form 10-K
period 2014-12-31
ID SYSTEMS INC
filed 2015-03-27
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $61.3 million.

The number of shares of the registrant’s Common Stock outstanding as of March 24, 2015, was 12,831,974 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement For the Registrant’s 2015 Annual Meeting of Stockholders	Part III

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

Note Regarding Trademarks

I.D. Systems has, or has applied for, trademark protection for I.D. SYSTEMS®, VEHICLE ASSET COMMUNICATOR®, AVRAMP®, OPTI-KAN®, WIFREE®, SECURESTREAM®, POWERFLEET®, SAFENAV®, POWERFLEET VISION®, INTELLIPOINT®, and VERIWISETM.

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

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, transportation, aviation, aerospace and defense, homeland security and vehicle rental. Based on revenues for 2014, our top customers were Wal-Mart Stores, Inc. and the Raymond Corporation, a global provider of lift trucks, forklifts and material handling technology.

Our Solutions

We design and implement wireless M2M asset management solutions that deliver an enterprise-level return on investment for our customers. Our solutions can be categorized as either closed-loop systems for managing campus-based assets, or mobile systems for managing remote, “over-the-road” assets.

Industrial and Rental Fleet Asset Management Solutions

Our closed-loop campus-based asset management solutions incorporate short range wireless devices that provide on-board control, location tracking and data processing for enterprise assets, to provide real-time visibility of, and two-way communications with, such assets. These systems provide architectural and functional advantages that differentiate them from systems used for inventory and logistics tracking. For example, while inventory tracking systems rely on constant, continuous radio frequency (RF) connectivity to perform core functions, our systems require only periodic RF communications, and our on-asset devices perform their core functions autonomously.

Our campus-based asset management system consists of four principal elements:

•	miniature wireless programmable computers attached to assets;

•	fixed-position communication infrastructure consisting of network devices with two-way wireless communication capabilities and, optionally RF-based location-emitting beacons;

•	application-specific network servers, which may be hosted on the site’s local area network (LAN), on an enterprise wide area network (WAN), or at a remote data center; and

•	proprietary software, which is a user-friendly, browser- accessible graphical user interface that provides visibility and control of the system database, and which is hosted either at the local installation site or at a remote data center.

Each of these system elements can process and store information independently to create a unique, patented system of “distributed intelligence,” which mitigates the risk that a single point of failure could compromise system integrity or data and asset security. Our on-asset hardware stores and processes information locally so that it can autonomously and automatically control the asset and monitor asset activity regardless of the status or availability of other system components. Our on-asset hardware performs its functions even when outside the RF range of any other system component or if the facility computer network is unavailable. Our communication infrastructure independently processes data and executes programmable application logic, in addition to linking monitored mobile asset data automatically to our system’s database. The link to the system’s database may leverage secure cellular communication, thereby permitting remotely-hosted server software without access to local IT infrastructure. Our server software populates the database and is designed to mitigate the effects of any computer outages that could affect real-time availability of the database. Finally, our client software interfaces only with the database, not directly with our communication infrastructure or on-asset hardware, which restricts access to, and limits corruption of, system information and minimizes network bandwidth usage.

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

PowerFleet® and PowerBox also provide: contactless operator identification; automatic wireless data communications; motion/idle detection, electronic vehicle inspection checklists for paperless compliance with governmental safety regulations; automatic reporting of emerging vehicle safety issues; automatic on-vehicle intervention, such as disabling equipment, in response to user-definable safety and security parameters; and remote vehicle deactivation capabilities, allowing a vehicle to be shut down manually or automatically under user-defined conditions.

In addition, our PowerFleet® system is compatible with a wide range of electronic driver identification technologies and can communicate using the customer’s Wi-Fi network. PowerFleet® also provides indoor and outdoor vehicle/operator visibility through a combination of global positioning system (GPS) and RFID technologies, and geo-fencing to restrict vehicles from operating in prohibited areas or issue alerts upon unauthorized entry to such areas. PowerFleet® also supports optional sensing elements to provide additional vehicle utilization data, including load detection data, battery data and activity meter data.

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

In addition, we provide a wireless solution for “car sharing”, whereby a rental car company (i) positions vehicles strategically around cities, universities and corporate campuses for shared use by its members, (ii) remotely controls the vehicles, (iii) manages member reservations by smart phone or Internet, and (iv) charges members for vehicle use by the hour. The entire process – from remotely controlling the car door locks to tracking car mileage and fuel consumption to billing for the transaction – is automatically conducted by an integration of wireless vehicle management technology and the rental company’s fleet management software.

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

Under the terms of SOW#1, which was executed on the Effective Date, ABCR agreed to pay us not less than $14,000,000 for the System and Maintenance Services, which covers 25,000 units (and relates to a limited subset of ABCR’s total fleet during this initial phase of the Master Agreement). ABCR also has an option to proceed with SOW#2, which has a term of 60 months, pursuant to which, if executed, we would sell additional units to ABCR. If ABCR elects to purchase such additional units, then ABCR affiliates and franchisees would have the right to purchase the System from us on substantially the same terms and conditions as those set forth in the Master Agreement. As of December 31, 2014, we had deployed a cumulative total of approximately 30,000 devices for Avis Budget Group in North America, which includes devices delivered under SOW#1 as well as 5,000 devices delivered prior to the execution of SOW#1.

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

Also on the Effective Date, in connection with the Master Agreement, we entered into a Purchase Agreement with Avis Budget Group, pursuant to which Avis Budget Group purchased from us, for an aggregate purchase price of $4,604,500, (i) 1,000,000 shares (the “Shares”) of our common stock, and (ii) a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of our common stock (the “Warrant Shares”) at an exercise price of $10.00 per share. The Warrant is exercisable (x) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (y) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which ABCR, the Avis entity that is the counterparty under the Master Agreement, executes and delivers to us SOW#2, and on or before the fifth (5th) anniversary of the Effective Date. The fair value of the Warrant with respect to 100,000 of the Warrant Shares of approximately $137,000 was recorded as a sales incentive in the 2011 Condensed Consolidated Statement of Operations.

Analytics

We recently introduced a data analysis software tool called I.D. Systems Analytics. This cloud-based software provides a single, integrated view of industrial asset activity across multiple locations, generating enterprise-wide benchmarks, peer-industry comparisons, and deeper insights into asset operations. Analytics can enable management to make more informed, effective decisions, raise asset performance standards, increase productivity, reduce costs, and enhance safety. Specifically, I.D. Systems Analytics (1) quantifies best-practice enterprise benchmarks for industrial asset utilization and safety; (2) reveals variations and inefficiencies in asset activity across both sites and geographic regions; (3) identifies opportunities to eliminate or reallocate assets, with full enterprise awareness, to reduce capital and operating costs; (4) helps balance asset mix and inform acquisition decisions (5) uncovers activity trends over time to forecast asset requirements; and (6) enables performance comparisons to broad, industry-specific benchmarks. We look for Analytics to make a growing contribution to revenue, further differentiate and add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve, although there can be no assurance if and to what extent Analytics will do so.

Growth Strategy

Our objective is to become a leading global provider of wireless solutions for managing and securing enterprise assets. To achieve this goal, we intend to:

Increase sales in existing markets to existing customers and pursue opportunities with new customers by:

•	maintaining a sales and marketing team that is focused on identifying, seizing and managing revenue opportunities, with the primary goal of expanding our customer base and achieving wider market penetration;

•	utilizing a performance services team and our Analytics software offering to (i) shorten our initial sales cycles by helping prospective customers identify and quantify benefits expected from our system, (ii) accelerate transitions from initial implementation to roll-out programs by helping customers achieve and prove expected system benefits, and (iii) build service revenue through long-term consultative engagements that help customers use our system to attain continuous improvements in their operations;

•	developing asset management-specific data analytics capabilities to differentiate our product offering, add value to our solutions for large enterprise customers, and produce incremental revenue at a high profit margin;

•	developing channel partners to provide new sales, marketing, distribution and support networks, especially for the basic version of our PowerFleet system, which is designed to be simple enough for industrial truck dealers to sell and install without relying on the Company’s technical resources, and easier for the Company to support by hosting in the Company’s data center; and

•	expanding our resources and activities internationally, especially in Europe and Asia, where we believe re-packaging, promoting and supporting our products represents a large growth opportunity.

Expand into new applications and markets for our technology by:

•	pursuing opportunities to integrate our system with computer hardware and software vendors, including original equipment manufacturers;

•	offering our solutions as a hosted service, with relatively low upfront capital investment and ongoing service contracts, which we believe will make our solutions easier to acquire for prospects in a broader segment of our target markets;

•	establishing relationships with global distributors to market and sell our system internationally; and

•	pursuing acquisitions of companies that we believe will enhance the functionality and broaden the applicability of our solutions.

Products and Services

We offer our customers integrated wireless solutions to control, monitor, track and analyze their enterprise assets. Our solutions are comprised of hardware and software, as well as hosting, maintenance, support and consulting services.

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended December 31,
	2012	2013	2014

Industrial and rental fleet management	$27,070,000	$22,089,000	$26,894,000
Transportation asset management	17,565,000	17,857,000	18,739,000
	$44,635,000	$39,946,000	$45,633,000

Industrial and Rental Fleet Asset Management Products

On-Asset Hardware. With a variety of mounting and user-interface options, our on-asset hardware is designed to be installed quickly and easily and provide an autonomous means of asset control and monitoring. Our on-asset hardware:

•	contains an integrated computer, programmed with a product-specific application, and an advanced wireless transceiver with a communication range of up to approximately one-half mile;

•	controls equipment access with a variety of electronic interface options;

•	is compatible with most existing facility access security systems;

•	generates paperless electronic safety checklists via a built-in display and keypad;

•	wirelessly and automatically uploads and downloads data to and from other system components;

•	performs monitoring and control functions at all times, independent of RF or network connectivity; and

•	incorporates a multi-voltage power supply designed to mitigate electrical anomalies.

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

Client Software. Our client software provides an intuitive, easy-to-use, user interface. The software is deployed either as a standard client-server application or as a thin-client accessible via a web browser. The software interfaces only with the system database, and not directly with our communication infrastructure or on-asset hardware, which restricts access to, and limits corruption of, system information and minimizes network bandwidth usage. An unlimited number of clients can be used on a network at any given time.

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

Our vehicle management systems are available as either Company- or customer-hosted solutions to meet a wide range of customer needs and information technology requirements. Our Company-hosted solutions utilize I.D. Systems’ commercial colocation center.

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

Services

Hosting Services. We provide the use of our systems as a remotely hosted service, with the system server and application software residing in the Company’s colocation center. This approach helps the Company reduce support costs and improve quality control. It separates the system from the restrictions of the customers’ local IT networks, which helps reduce their system support efforts and makes it easier for them to receive the benefits of system enhancements and upgrades. Our hosting services are typically offered with extended maintenance and support services over a multi-year term of service, with automatic renewals following the end of the initial term.

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

Customer Support and Consulting Services. We have developed a framework for the various phases of system training and support that offers our customers both structure and flexibility. Major training phases include hardware installation and troubleshooting, software installation and troubleshooting, “train-the-trainer” training on asset hardware operation, preliminary software user training, system administrator training, information technology issue training, ad hoc training during system launch and advanced software user training. Increasingly, training services are provided through scalable online interactive training tools. Support and consulting services are priced based on the extent of training that the customer requests.

To help our customers derive the most benefit from our system, we supply a broad range of documentation and support including videos, interactive online tools, hardware user guides, software manuals, vehicle installation overviews, troubleshooting guides, and issue escalation procedures.

We provide our consulting services both as a stand-alone service to study the potential benefits of implementing a wireless fleet management system and as part of the system implementation itself.

In some instances, customers prepay us for extended maintenance, support and consulting services. In those instances, the payment amount is recorded as deferred revenue and revenue is recognized over the service period.

New product development

In 2014, we released our next generation vehicle management system on-vehicle platform and expanded our product line of over-the-road asset management solutions, as described below:

•	we expect our fourth-generation of on-asset hardware for industrial vehicles, the VAC4, to provide benefits to both the Company (primarily through lower costs, easier installation, easier integration with our hosted service offering, and expanded functional capabilities) and end users (including a simpler, universal interface with all vehicle types, reduced installation time, compatibility with a wider range of driver ID cards, a larger display for vehicle operators, and enhancements to the content and style of the information displayed);

•	we expect our next generation of VeriWise™ intermodal container tracking systems to help our customers maximize container fleet utilization and minimize container idle time by providing more accurate visibility of loading/unloading events and generating real-time data on load status throughout the shipment cycle;

•	we expect our next generation of VeriWise™ intermodal chassis tracking systems to help our customers accurately bill for chassis rental and usage, and minimize chassis idle time by providing more accurate visibility of container loading/unloading events and by generating real-time data throughout the shipment cycle;

•	we expect our next generation of VeriWise™ cellular trailer tracking systems to provide our customers with a lower-cost option for dry van trailer tracking when satellite communication is not required; and

•	we expect our next generation of VeriWise™ satellite trailer tracking systems to reduce device installation time, enhance device power management to extend battery life, and reduce our customers’ total cost of system ownership compared to our previous satellite trailer tracking solution.

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

We offer our customers hosting services and lease financing to facilitate the acquisition of our equipment and services.

Customers

We market and sell our wireless solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, retail, shipping, freight transportation, heavy industry, wholesale distribution, aerospace and defense, homeland security, and vehicle rental.

During the year ended December 31, 2014, we generated revenues of $45.6 million with Wal-Mart Stores, Inc. and the Raymond Corporation, accounting for 16% and 14%, respectively, of our revenues. During the year ended December 31, 2013, we generated revenues of $39.9 million with Wal-Mart Stores, Inc. and the Raymond Corporation, accounting for 18% and 10%, respectively, of our revenues. During the year ended December 31, 2012, we generated revenues of $44.6 million with Avis Budget Group, Inc. and Wal-Mart Stores, Inc., accounting for 18% and 15%, respectively, of our revenues.

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

We attempt to distinguish ourselves from our competitors by focusing on three primary applications: (i) industrial fleet management, (ii) rental fleet management, and (iii) remote transportation asset management. This focus has enabled us to direct product development efforts specifically suited for our target markets. Our on-asset devices are designed to operate independently of other system components, allowing for continuous asset control and data gathering even when the asset is out of wireless communication range. We believe that our proprietary technology as well as our experience in designing and developing products for our target markets distinguishes us within these markets.

In each of our markets, we encounter different competitors due to the dynamics of each market. In the industrial fleet management market, we are not aware of any competitors that can provide the precise capabilities of our systems due to our intellectual property and proprietary solutions; however, competitors do provide similar solutions that seek to address the same customer needs that our products address. Those companies include both emerging companies with limited operating histories, such TotalTrax Inc., and SpeedShield, a unit of Automotion Control Systems Pty. Ltd., and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Crown Equipment Corp.

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

In the remote transportation asset management market, we compete against several established competitors, including Omnitracs, LLC, SkyBitz, Inc., and Par Technology Corporation, StarTrak Systems, LLC and Ameriscan, Inc. (which were acquired by Orbcomm Inc.) and Spireon, Inc. We attempt to differentiate our solutions in this segment by offering a choice of communication mode (satellite or cellular), patented battery management technology, sensor options (door, cargo, tractor ID), and installation configurations (dry van trailers, refrigerated trailers, domestic containers, flatbed trailers, covered hopper and tanker railcars, and chassis).

Research and Development

Our research and development team has expertise in areas such as software and firmware development, database design and data analytics, wireless communications, mechanical and electrical engineering, and both product and project management. In addition, we utilize external contractors to supplement our team in the areas of software development, digital design, and product testing.

We spent $4.3 million, $4.4 million, and $6.6 million for research and development during the years ended December 31, 2012, 2013, and 2014, respectively.

Generally, our research and development efforts are focused on: simplifying the implementation, support and utilization of our systems; reducing the cost of our systems; increasing the reliability of our products; expanding the functionality of our systems to meet customer and market requirements; applying new advances in technology to enhance existing products; and building further competitive advantages through our intellectual property portfolio.

In 2014, we focused our research and development investments in several key areas:

•	the development of our next-generation vehicle management system platform, the VAC4, which simplifies installation and support requirements, in order to stimulate more widespread use of our technology on a broader range of equipment;

•	the development of business intelligence and data analytics tools to quantify and simplify customer benefit achievement, within a single deployed facility, across an enterprise and throughout an industry;

•	the expansion of our product line of over-the-road asset management solutions, including products tailored towards dry van trailers, intermodal containers and chassis;

•	the improvement in the performance, stability and user experience associated with each of our software solutions; and

•	the continued development of specific features and data interfaces for our solutions to meet the individual requirements of large customers.

Specifically in 2014, we released our next generation vehicle management system vehicle platform and expanded our product line of over-the-road asset management solutions, as described below:

•	we launched our fourth-generation on-vehicle device, the “VAC4,” which we expect to provide benefits to both the Company (primarily through lower costs, easier installation, integration with our hosted service offering, and expanded functional capabilities) and end users (including a simpler, universal interface with multiple vehicle types, reduced installation time, compatibility with a wider range of driver ID cards, a larger display for vehicle operators, and enhancements to the content and style of the information displayed);

•	we launched three new transportation asset management products, the GSM-D400, an intermodal container tracking system, the GSM-D150, an intermodal chassis tracking device, and the GSM-D300, a dry van management system with an advanced cargo sensor, which enables customers to perform full-function asset monitoring with either satellite or cellular communications; and

•	we improved the enterprise analysis and data drill-down capabilities of our Analytics platform for multi-site, multi-region customers.

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

I.D. Systems has built a portfolio of patents and patent applications relating to various aspects of its technology and products. As of March 15, 2015, I.D. Systems has 20 U.S. patents, 5 pending U.S. patent applications, and 2 pending foreign patent application. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2015 and 2033. I.D. Systems also has foreign patents and pending applications relating to its wireless asset management system, and pending applications relating to its mobile RFID portal. No single patent or patent family is considered material to the I.D. Systems business.

I.D. Systems’ AI subsidiary also utilizes patents to protect aspects of its intellectual property assets. The AI patent portfolio focuses on methods, systems, and devices for managing mobile assets and reducing power consumption in mobile assets. As of March 15, 2015, the AI patent portfolio includes 23 U.S. patents and 1 pending U.S. patent application. With timely payments of all maintenance fees, the granted U.S. patents have expiration dates falling between 2015 and 2029. No single patent or family of patents is considered material to the AI business.

Trademarks

We have, or have applied for, trademark protection for I.D. SYSTEMS®, VEHICLE ASSET COMMUNICATOR®, AVRAMP®, OPTI-KAN®, WIFREE®, SECURESTREAM®, POWERFLEET®, SAFENAV®, POWERFLEET VISION®, INTELLIPOINT®, and VERIWISETM.

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

Employees

As of March 17, 2015, we had 123 full-time employees, including 10 employees based in Germany and the United Kingdom. Of our 123 employees, 31 were engaged in customer service, 19 in product development (which includes engineering), 3 in new product management, 16 in operations, 38 in sales and marketing, 3 in information technology and 13 in executive, administration and finance. We believe that our relationships with our employees are good.

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

We incurred net losses of approximately $2.6 million, $7.5 million and $11.6 million for the years ended December 31, 2012, 2013 and 2014, respectively, and have incurred additional net losses since inception. At December 31, 2014, we had an accumulated deficit of approximately $75.2 million. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline.

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

During the year ended December 31, 2014, we generated revenues of $45.6 million with Wal-Mart Stores, Inc. and the Raymond Corporation, accounting for 16% and 14%, respectively, of our revenues. During the year ended December 31, 2013, we generated revenues of $39.9 million with Wal-Mart Stores, Inc. and the Raymond Corporation, accounting for 18% and 10%, respectively, of our revenues. During the year ended December 31, 2012, we generated revenues of $44.6 million with Avis Budget Group, Inc. and Wal-Mart Stores, Inc., accounting for 18% and 15%, respectively, of our revenues. The loss of these customers or any material reduction in the amount of our products that these customers purchase, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

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

Our manufacturers rely on a limited number of suppliers for several significant components and raw materials used in our products. If we or our manufacturers are unable to obtain these components or raw materials on a timely basis, we will be unable to meet our customers’ orders, which could reduce our revenues, subject us to claims for damages and adversely affect our relationships with our customers.

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

We currently do not have any long-term or exclusive purchase commitments with any of our suppliers. In addition, our suppliers may enter into exclusive arrangements with our competitors, be acquired by our competitors, or stop selling their products or components to us on commercially reasonable terms or at all. We may not be able to develop alternative sources for the components and raw materials. Even if alternate suppliers are available to us or our manufacturers, identifying them is often difficult and time consuming. If we or our manufacturers are unable to obtain an ample supply of product or raw materials from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders, which could reduce our revenues, subject us to claims for damages and adversely affect our relationships with our customers.

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

In the remote transportation asset management market, we compete against several established competitors, including Omnitracs, LLC, SkyBitz, Inc., and Par Technology Corporation, StarTrack Systems, LLC, and Ameriscan, Inc. which were acquired by Orbcomm Inc. and Spireon, Inc. We attempt to differentiate our solutions in this segment by offering a choice of communication mode (satellite or cellular), patented battery management technology, sensor options (door, cargo, tractor ID), and installation configurations (dry van trailers, refrigerated trailers, domestic containers, flatbed trailers, covered hopper and tanker railcars, and chassis).

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

We may require additional capital in the future to develop and commercialize additional products and technologies or take advantage of other opportunities that may arise, including potential acquisitions. We may seek to raise the necessary funds through public or private equity offerings, debt financings or strategic alliances and licensing arrangements. On May 2, 2013, the SEC declared effective a shelf registration statement on Form S-3 that allows us to raise up to an aggregate of $60.0 million from the sale of common stock, preferred stock, debt securities, subscription rights, warrants and units or any combination of the foregoing. We have not yet drawn upon this shelf registration. To the extent we raise additional capital by issuing equity securities, our existing stockholders may experience substantial dilution. If additional capital is raised through debt, such debt may subject us to significant restrictive covenants that could affect our ability to operate our business. In addition, we may be required to relinquish rights to our technologies or systems, or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliance, joint venture and licensing arrangements. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs, and our business, financial condition, results of operations and stock price could be materially and adversely affected.

If we do not adequately anticipate and respond to the risks inherent in growing our business internationally, our operating results and the market price of our common stock could be materially and adversely affected.

To date, we have not generated significant revenues outside of North America. As part of our growth strategy, we are seeking ways to expand our operations outside of North America by establishing offices in the United Kingdom and Germany and developing relationships with global distributors to market and sell our systems internationally. For example, as of March 17, 2015, we had six employees in Germany and four in the United Kingdom who market and sell our systems in Europe. There are a number of risks inherent in doing business in international markets, including:

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

As of March 24, 2015, our executive officers and directors beneficially owned, in the aggregate, 9% of our outstanding common stock, not including 832,000 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We have 12,831,974 shares of common stock outstanding as of March 24, 2015, of which 11,635,340 shares are freely transferable without restriction, and 1,196,634 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of December 31, 2014, options to purchase 2,209,000 shares of our common stock were issued and outstanding, of which 1,620,000 were vested. The remaining options will vest ratably over a five-year period measured from the date of grant. The weighted-average exercise price of the vested stock options is $7.31. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

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

As of December 31, 2014, we had cash, cash equivalents and investments of $13.6 million. In a declining interest rate environment, reinvestment typically occurs at less favorable market rates, negatively impacting future investment income. Accordingly, interest rate fluctuations may adversely affect our income and results of operations.

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

Our Asset Intelligence administrative offices are located in Plano, Texas. In July 2011, we entered into a sublease for this facility, consisting of approximately 11,482 square feet, which expires September 30, 2015. The rent is approximately $18,000 per month. We currently are negotiating the terms of a new lease for approximately 11,482 square feet of administrative office space in Plano, Texas, the term of which would commence upon the expiration of the term of the existing sublease; however, there can be no assurance that the new lease will be entered into on terms favorable to us, if at all.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is traded on the NASDAQ Global Market under the symbol “IDSY.” The following table sets forth the high and low sales price for our common stock on the NASDAQ Global Market for each fiscal quarter during the years ended December 31, 2014 and 2013.

Quarter Ended	High	Low

2014
March 31, 2014	$6.79	$5.53
June 30, 2014	6.09	3.88
September 30, 2014	7.76	4.89
December 31, 2014	7.88	5.89

2013
March 31, 2013	$6.72	$5.15
June 30, 2013	6.15	4.53
September 30, 2013	6.84	4.90
December 31, 2013	6.50	4.95

Performance Graph.

The following graph shows a five-year comparison of cumulative total shareholder return for (i) the Company, (ii) the NASDAQ Market Index, and (iii) the Morningstar Communication Equipment Index (the “Morningstar Index”).

The graph assumes that $100 was invested in each of the Company’s common stock, the NASDAQ Market Index and the Morningstar Index on December 31, 2009, and that any dividends were reinvested. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	Fiscal Year Ended
COMPANY/INDEX/MARKET	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014

I.D. Systems, Inc.	100.00	104.05	147.35	181.31	180.37	208.41
NASDAQ Market Index	100.00	118.02	117.04	137.47	192.62	221.02
Morningstar Industry Index (1)	100.00	99.32	82.18	89.54	114.18	124.22

(1)	Morningstar, Inc. reconstituted the Morningstar Communication Equipment Index in the second half of 2010. As a result of such reconstitution, historical returns have been recalculated to reflect the updated composition of that industry index.

Prepared by Zacks Investment Research, Inc.

Index Data: Copyright NASDAQ OMX, Inc. Copyright Morningstar, Inc.

Holders.

As of March 24, 2015, there were 19 holders of record of our common stock.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended December 31, 2014. As the table indicates, the Company did not make any share repurchases during the quarterly period ended December 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

					Approximate Dollar Value
				Total Number of	of
	Total Number			Shares	Shares that May Yet Be
	of			Purchased as Part of	Purchased Under the Plans
	Shares		Average Price	Publicly Announced	or
Period	Purchased		Paid per Share	Plans or Programs	Programs

October 1, 2014- October 31, 2014	-		$-	-	$1,660,000
November 1, 2014 - November 30, 2014	1,000	(1)	6.20	-	1,660,000
December 1, 2014 - December 31, 2014	-		-	-	1,660,000

Total	1,000		$6.20	-	$1,660,000

(1) Includes 1,000 shares of common stock withheld for taxes due upon vesting of restricted stock awards during November 2014.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2014:

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining
			available for future
	Number of Securities to be		Issuance under equity
	issued upon exercise of		Compensation plans
	outstanding options,	Weighted-average exercise price	(excluding securities
	warrants	of outstanding options, warrants	reflected
	and rights	and rights	under column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans Approved by security holders (1)	2,109,000	$6.92	99,000
Equity compensation plans not approved by security holders (2)	100,000	5.24	-

Total	2,209,000	$6.84	99,000

(1)	These plans consist of the Company’s 1999 Stock Option Plan, 1999 Director Option Plan, 2007 Equity Compensation Plan and 2009 Non-Employee Director Equity Compensation Plan, which were our only equity compensation plans under which awards were outstanding as of December 31, 2014. Each of our 1999 Stock Option Plan and 1999 Director Option Plan expired in 2009, and no additional awards may be granted thereunder.

(2)	Represents options to purchase up to 100,000 shares of our common stock, at $5.24 per share, granted to Norman L. Ellis on July 21, 2014, in connection with his appointment to serve as our Chief Operating Officer. One-third of the options will vest on each anniversary of the date of grant provided that Mr. Ellis continues to be an employee of our company on each such anniversary. The options are subject to the terms and conditions of a stock option grant agreement, dated July 21, 2014, between us and Mr. Ellis.

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the five years ended December 31, 2014 derived from our audited financial statements. You should read the information in the table below together with the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the 2012, 2013 and 2014 fiscal years, and our financial statements and related notes and the other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2011	2012	2013	2014
Statement of Operations Data:
Revenues	$25,861,000	$39,292,000	$44,635,000	$39,946,000	$45,633,000
Cost of revenues	11,440,000	18,723,000	21,705,000	22,036,000	25,627,000

Gross profit	14,421,000	20,569,000	22,930,000	17,910,000	20,006,000
Operating expenses:
Selling, general and administrative expenses	23,326,000	21,995,000	22,409,000	21,769,000	25,094,000
Research and development expenses	4,429,000	3,534,000	4,341,000	4,389,000	6,649,000
Loss on settlement of finance receivable					441,000

Loss from operations	(13,334,000)	(4,960,000)	(3,820,000)	(8,248,000)	(12,178,000)
Interest income	675,000	243,000	507,000	635,000	595,000
Interest expense	(56,000)	-	-	-	(29,000)
Other income (loss), net	104,000	287,000	59,000	51,000	37,000

Net loss before income taxes	(12,611,000)	(4.430,000)	(3,254,000)	(7,562,000)	(11,575,000)
Income tax benefit - sale of NJ net operating losses	-	390,000	662,000	63,000	-

Net loss	$(12,611,000)	$(4,040,000)	$(2,592,000)	$(7,499,000)	$(11,575,000)

Net loss per share - basic and diluted	$(1.12)	$(0.36)	$(0.22)	$(0.63)	$(0.96)

Weighted average common shares outstanding - basic and diluted	11,239,000	11,162,000	11,744,000	11,912,000	12,098,000

Balance Sheet Data (at end of period):

Cash and cash equivalents	$14,491,000	$8,686,000	$1,914,000	$6,882,000	$6,277,000

Investments	13,929,000	16,683,000	13,858,000	7,190,000	7,315,000

Total assets	60,885,000	62,831,000	60,566,000	55,515,000	52,486,000

Long term debt	-	-	-	293,000	149,000

Total stockholders’ equity	44,745,000	45,600,000	44,027,000	37,449,000	27,255,000

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

We have incurred net losses of approximately $2.6 million, $7.5 million and $11.6 million for the years ended December 31, 2012, 2013 and 2014, respectively, and have incurred additional net losses since inception. At December 31, 2014, we had an accumulated deficit of approximately $75.2 million.

During the year ended December 31, 2014, we generated revenues of $45.6 million with Wal-Mart Stores, Inc. and the Raymond Corporation accounting for 16% and 14%, respectively, of our revenues. During the year ended December 31, 2013, we generated revenues of $39.9 million with Wal-Mart Stores, Inc. and the Raymond Corporation accounting for 18% and 10%, respectively, of our revenues. During the year ended December 31, 2012, we generated revenues of $44.6 million, with Avis Budget Group, Inc. and Wal-Mart Stores, Inc. accounting for 18% and 15%, respectively, of our revenues.

On March 21, 2014, we entered into a Separation and General Release Agreement (the “Separation Agreement”) with our former Chief Executive Officer (the “Former CEO”). Under the terms of the Separation Agreement, the vesting of the Former CEO’s unvested stock options and restricted stock were accelerated and the term to exercise the stock options was extended to fifteen (15) months. Due to the modification of the terms of the stock option and restricted stock agreements, the Company recognized $327,000 of additional stock-based compensation expense in the first quarter of 2014 which is included in the stock option and restricted stock stock-based compensation expense.

During the first quarter of 2014, we implemented a new growth strategy. Accordingly, we launched an initiative called ‘I.D. Systems 2.0’, which included: a detailed review of customer requirements to accelerate enterprise adoption of our solutions; a transformation of our implementation approach to create more scalable and higher-quality processes in support of multiple simultaneous customer rollouts; a Six Sigma analysis of our internal process controls and quality management aimed at continuous improvement; and an acceleration of the engineering projects already on our product roadmap to help expedite revenue growth. We have budgeted approximately $2.5 million in support of I.D. Systems 2.0 initiatives, the majority of which were substantially completed by the end of 2014. For the year ended December 31, 2014, we incurred approximately $1.8 million of expense in support of I.D. Systems 2.0. Examples of projects completed under the initiative are described below:

•	We launched our fourth-generation on-vehicle device, the “VAC4,” in 2014.

•	We launched three new transportation asset management products, the GSM-D400, an intermodal container tracking system, the GSM-D150, an intermodal chassis tracking device, and the GSM-D300, a dry van management system with an advanced cargo sensor, which enables customers to perform full-function asset monitoring with either satellite or cellular communications.

•	We improved the enterprise analysis and data drill-down capabilities of our Analytics platform for multi-site, multi-region customers.

•	We introduced new processes to reduce lead-time for on-site customer installation support.

•	We launched a suite of new computer-based training tools to improve customer access to both initial and ongoing system training, while streamlining utilization of the company’s training resources.

In December 2013, as part of a strategic review and in response to the then expected engineering releases of our new products and/or new components, the Company evaluated its product life cycle expectations as it related to inventory on hand as of December 31, 2013. With the then expected release of the Company’s next generation vehicle management systems vehicle platform, the VAC4, and expansion of the Company’s product line of over-the-road asset management solutions, the Company made the strategic decision to discontinue offering the Powerkey and prior models of the satellite intermodal and rail product lines for sale to new customers in 2014. As a result of the strategic review of its products line, the Company recorded a $2,066,000 inventory reserve in December 2013.

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

Our industrial and rental fleet wireless asset management systems consist of on-asset hardware, communication infrastructure, software, and hosting infrastructure. Revenue derived from the sale of our industrial and rental fleet wireless asset management systems is allocated to each element based upon vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue is recognized as each element is earned based on the selling price of each element based upon VSOE, and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company’s system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, persuasive evidence of an arrangement exists, sales price is fixed and determinable, collectability is reasonably assured and contractual obligations have been satisfied. In some instances, we are also responsible for providing installation services. The installation services, which could be performed by third parties, are considered another element in a multi-element deliverable and revenue for installation services is recognized at the time the installation is provided. Training and technical support revenue are recognized at time of performance.

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

Under certain customer contracts, we invoice progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, we recognize revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded.

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

The allowance for uncollectable minimum lease payments represents our best estimate of the amount of credit losses in the existing notes and sales-type lease receivable. The allowance is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. We consider our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2012, 2013 and 2014. We do not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes/leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. We resume accrual of interest when it is probable that we will collect the remaining principal and interest of an impaired note/lease. Notes and leases become past due based on how recently payments have been received.

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

Stock-Based Compensation

We account for stock-based employee compensation for all share-based payments, including grants of stock options, as an operating expense, based on their fair values on the grant date. The Company recorded stock-based compensation expense of $1,154,000, $1,118,000 and $1,334,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

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

Income taxes

We use the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2014, we had a valuation allowance on all of our deferred tax assets.

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

	Year Ended December 31,
	2012	2013	2014
Revenues:
Products	64.2%	57.9%	62.2%
Services	35.8	42.1	37.8

	100.0	100.0	100.0

Cost of revenues:
Cost of products	35.9	39.8	42.6
Cost of services	12.7	15.3	13.5

Total gross profit	51.4	44.9	43.9

Selling, general and administrative expenses	50.2	54.5	55.0
Research and development expenses	9.7	11.0	14.6
Loss on settlement of finance receivable			1.0

Loss from operations	(8.5)	(20.6)	(26.7)
Interest income	1.1	1.6	1.2
Other income (loss), net	0.1	0.1	0.1

Loss before income taxes	(7.3)	(18.9)	(25.4)
Income tax benefit - sale of NJ net operating losses	1.5	0.2	-

Net loss	(5.8)%	(18.7)%	(25.4)%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2013	2014
Product revenue:
Industrial and rental fleet management	$16,751,000	$20,374,000
Transportation asset management	6,389,000	8,029,000
	23,140,000	28,403,000

Services revenue:
Industrial and rental fleet management	5,338,000	6,520,000
Transportation asset management	11,468,000	10,710,000
	16,806,000	17,230,000

	$39,946,000	$45,633,000

REVENUES. Revenues increased by approximately $5.7 million, or 14.2%, to $45.6 million in 2014 from $39.9 million in 2013. The increase in revenue is principally attributable to an increase in total industrial and rental fleet management revenue of approximately $4.8 million to $26.9 million in 2014 from $22.1 million in 2013 and an increase in transportation asset management revenue increase of approximately $0.9 million to $18.7 million in 2014 from $17.9 million in 2013.

Revenues from products increased by approximately $5.3 million, or 22.7%, to $28.4 million in 2014 from $23.1 million in 2013. Industrial and rental fleet management product revenue increased by approximately $3.6 million to $20.4 million in 2014 from $16.8 million in 2013. Transportation asset management product revenue increased by approximately $1.6 million to $8.0 million in 2014 from $6.4 million in 2013. The increase in industrial and rental fleet management product revenue resulted principally from increased product sales of approximately $2.1 million to the Raymond Corporation, $0.7 million to the U.S. Postal Service and $0.6 million to Procter & Gamble (China) Sales Co., Ltd. The increase in transportation asset management product revenue resulted principally from increased spare parts sales to Wal-Mart Stores, Inc.

Revenues from services increased by approximately $0.4 million, or 2.5%, to $17.2 million in 2014 from $16.8 million in 2013. Industrial and rental fleet management service revenue increased by approximately $1.2 million to $6.5 million in 2014 from $5.3 million in 2013 principally due to an increase in revenue of approximately $0.4 million the Raymond Corporation and $0.3 million to the U.S. Postal Service. Transportation asset management service revenue decreased approximately $0.8 million to $10.7 million in 2014 from $11.5 million in 2013 principally due to a decrease in the revenue per active unit.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2013	2014
Cost of products:
Industrial and rental fleet management	$10,068,000	$12,861,000
Transportation asset management	5,846,000	6,597,000
	15,914,000	19,458,000

Cost of services:
Industrial and rental fleet management	2,695,000	2,970,000
Transportation asset management	3,427,000	3,199,000
	6,122,000	6,169,000

	$22,036,000	$25,627,000

COST OF REVENUES. Cost of revenues increased by approximately $3.6 million, or 16.3%, to $25.6 million in 2014 from $22.0 million in 2013. The increase is principally attributable to an increase in product revenue in 2014 and approximately $0.4 million increase in warranty expense partially offset by approximately $2.0 million decrease in the inventory reserve charge. Gross profit was approximately $20.0 million in 2014 compared to $17.9 million in 2013. As a percentage of revenues, gross profit was 43.8% in 2014 compared to 44.8% in 2013.

Cost of products increased by approximately $3.6 million, or 22.3%, to $19.5 million in 2014 from $15.9 million in 2013. Gross profit for products was approximately $8.9 million in 2014 compared to $7.2 million in 2013. The industrial and rental fleet management gross profit increased by approximately $0.8 million to $7.5 million in 2014 from $6.7 million in 2013. The transportation asset management gross profit increased by approximately $0.9 million to $1.4 million in 2014 from $0.5 million in 2013. As a percentage of product revenues, gross profit of approximately 31.5% in 2014 remained generally consistent with the gross profit of 31.2% in 2013. The industrial and rental fleet management gross profit percentage decreased to 36.9% in 2014 from 39.9% in 2013, principally due to an increase in revenue from our channel partners which have a lower gross margin partially offset by a $0.9 million decrease in the inventory reserve charge. Transportation asset management gross profit percentage increased to approximately17.8% in 2014 from 8.5% in 2013, principally due to a $1.0 million decrease in the inventory reserve charge partially offset by an increase of approximately $0.4 million in warranty expense principally from a customer extended warranty incentive and lower gross margin on spare parts sales.

Cost of services of approximately $6.2 million in 2014 remained generally consistent with the cost of services of $6.1 million in 2013. Gross profit for services was approximately $11.1 million in 2014 compared to $10.7 million in 2013. The industrial and rental fleet management gross profit increased by approximately $1.0 million to $3.6 million in 2014 from $2.6 million in 2013. The transportation asset management gross profit decreased by approximately $0.5 million to $7.5 million in 2014 from $8.0 million in 2013. As a percentage of service revenues, gross profit increased to approximately 64.2% in 2014 from 63.6% in 2013. The industrial and rental fleet management gross profit percentage increased to approximately 54.4% in 2014 from 49.5% in 2013 principally due to a reduction in rental fleet contractor expenses. The transportation asset management gross profit percentage of 70.1% in 2014 remained generally consistent with the gross profit percentage in 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $3.3 million, or 15.3%, to $25.1 million in 2014 compared to $21.8 million in 2013. The increase was due primarily to approximately $1.1 million in expenses related to the Company’s executive management change in March 2014 and a $1.5 million increase in incentive compensation due to the increase in revenue. As a percentage of revenues, selling, general and administrative expenses increased to 55.0% in 2014 from 54.5% in 2013, primarily due to the increase in the expenses noted above.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased approximately $2.3 million, or 51.5%, to $6.6 million in 2014 from $4.4 million in 2013, primarily due to product development expenses incurred under our I.D. Systems 2.0 initiative to accelerate the development of our next generation vehicle and transportation asset management systems. As a percentage of revenues, research and development expenses increased to 14.6% in 2014 from 11.0% in 2013, primarily due to the increase in the expenses noted above.

INTEREST INCOME, NET. Net Interest income decreased by approximately $69,000, or 10.9%, to $566,000 in 2014 from $635,000 in 2013 principally from the early settlement of a finance receivable and an increase in interest expense from the capital lease obligation.

NET LOSS. Net loss was $11.6 million, or $(0.96) per basic and diluted share, for 2014 as compared to net loss of $7.5 million, or $(0.63) per basic and diluted share, for 2013. The decrease in the net loss was due primarily to the reasons described above.

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

Liquidity and Capital Resources

Historically, except for our line of credit borrowing of $12.9 million in the first quarter of 2009 (which was repaid in full in July 2010), our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. In addition, on August 22, 2011, we received approximately $4.6 million from Avis Budget Group from the sale of 1,000,000 shares of the Company’s common stock, and a warrant to purchase up to 600,000 shares of our common stock. The warrant is immediately exercisable with respect to 100,000 shares and will become exercisable for the remaining 500,000 shares upon execution of SOW#2 under the Master Agreement entered into by the Company and Avis Budget Car Rental, LLC, a subsidiary of Avis Budget Group. Neither warrant has been exercised to date. As of December 31, 2014, we had cash and marketable securities of $13.6 million and working capital of $19.4 million, compared to cash and marketable securities of $14.1 million and working capital of $21.8 million as of December 31, 2013.

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

Operating Activities

Net cash used in operating activities was $0.3 million for the year ended December 31, 2014, compared to net cash used in operating activities of $1.1 million for the year ended December 31, 2013. The net cash used in operating activities for the year ended December 31, 2013 reflects a net loss of $11.6 million and includes non-cash charges of $1.3 million for stock-based compensation, $2.2 million for depreciation and amortization expense and $0.9 million for bad debt reserve. Changes in working capital items included:

•	Proceeds of $5.4 million from the early settlement of a finance receivable

•	an increase in accounts receivable of $6.3 million;

•	a decrease in finance receivables of $2.5 million;

•	an increase in inventory of $1.2 million;

•	an increase in deferred revenue of $3.5 million; and

•	an increase in accounts payable and accrued expenses of $3.7 million, principally due to an increase of $1.2 million in accrued incentive compensation and the timing of payments to our vendors.

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

Investing Activities

Net cash used investing activities was $0.6 million for the year ended December 31, 2014, compared to net cash provided by investing activities of $6.0 million for the year ended December 31, 2013. The change from the same period in 2013 was primarily due to a decrease in net redemption of investments of approximately $6.6 million.

Net cash provided by investing activities was $6.0 million for the year ended December 31, 2013, compared to net cash provided by investing activities of $2.6 million for the year ended December 31, 2012. Net cash provided by investing activities in 2013 consisted principally of the net redemption of investments of $6.6 million offset by $0.5 million in fixed asset additions.

Financing Activities

Net cash provided by financing activities was $0.3 million for the year ended December 31, 2014, compared to net cash provided by financing activities of $0.2 million for the same period in 2013. The change from net cash provided by financing activities in 2013 was primarily due to proceeds from exercise of stock options of approximately $0.3 million in 2014.

Net cash provided by financing activities was $0.2 million for the year ended December 31, 2013, compared to net cash used in financing activities of $0.1 million for the same period in 2012. The change from net cash used in financing activities in 2012 was primarily due to $0.2 million of share purchases under our share repurchase program in 2012.

Capital Requirements

We believe that with the cash and investments we have on hand of $13.6 million at December 31, 2014, and operating cash flows we expect to generate, we will have sufficient funds available to cover our capital requirements for at least the next 12 months.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2014:

	Payment due by Period
		Less than			After 5
	Total	one year	1 to 3 years	3 to 5 years	Years

Capital leases (a)	$159,000	$159,000	$-	-	-
Operating leases	3,156,000	625,000	1,457,000	$991,000	$83,000

Total	$3,315,000	$784,000	$1,457,000	$991,000	$83,000

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the impact of this ASU.

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

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"), to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 also provides guidance for related footnote disclosures. ASU 2014-15 is effective for the Company beginning on January 1, 2016 with early adoption permitted. The Company does not believe the impact of its pending adoption of this ASU on the Company's consolidated financial statements will be material.

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

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. We also are subject to market risks from changes in equity prices of equity securities we hold in our investment portfolio, which risks currently are immaterial to us. As of December 31, 2014, we had cash, cash equivalents and investments of $13.6 million.

As of December 31, 2014, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our cash and cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

I.D. Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of I.D. Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of I.D. Systems, Inc. and subsidiaries as of December 31, 2013 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2014. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 27, 2015

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$6,582,000	$5,974,000
Restricted cash	300,000	303,000
Investments - short term	4,090,000	3,249,000
Accounts receivable, net of allowance for doubtful accounts of $955,000 and $1,434,000 in 2013 and 2014, respectively	9,574,000	14,783,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2013 and 2014	4,051,000	1,898,000
Inventory, net	5,156,000	6,252,000
Deferred costs - current	2,112,000	2,183,000
Prepaid expenses and other current assets	909,000	1,767,000
Deferred tax asset - current	63,000	-

Total current assets	32,837,000	36,409,000

Investments - long term	3,100,000	4,066,000
Financing receivables - less current portion	10,255,000	4,072,000
Deferred costs - less current portion	2,861,000	3,281,000
Fixed assets, net	2,239,000	1,520,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	2,064,000	977,000
Other assets	322,000	324,000

	$55,515,000	$52,486,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$6,264,000	$10,102,000
Capital lease obligation - current	144,000	149,000
Deferred revenue - current	4,641,000	6,742,000

Total current liabilities	11,049,000	16,993,000

Capital lease obligation – less current portion	149,000	-
Deferred rent	330,000	309,000
Deferred revenue - less current portion	6,538,000	7,929,000

	18,066,000	25,231,000
Commitments and Contingencies (Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 12,835,000 and 13,476,000 shares issued at December 31, 2013 and 2014, respectively; shares outstanding, 12,196,000 and 12,812,000 at December 31, 2013 and 2014, respectively	123,000	124,000
Additional paid-in capital	104,479,000	106,272,000
Accumulated deficit	(63,601,000)	(75,176,000)
Accumulated other comprehensive income (loss)	(106,000)	(375,000)
Treasury stock; 639,000 and 664,000 common shares at cost at December 31, 2013 and 2014, respectively	(3,446,000)	(3,590,000)

Total stockholders’ equity	37,449,000	27,255,000
Total liabilities and stockholders’ equity	$55,515,000	$52,486,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2013	2014

Revenues:
Products	$28,640,000	$23,140,000	$28,403,000
Services	15,995,000	16,806,000	17,230,000

	44,635,000	39,946,000	45,633,000
Cost of Revenues:
Cost of products	16,038,000	15,914,000	19,458,000
Cost of services	5,667,000	6,122,000	6,169,000

	21,705,000	22,036,000	25,627,000

Gross Profit	22,930,000	17,910,000	20,006,000

Operating expenses:
Selling, general and administrative expenses	22,409,000	21,769,000	25,094,000
Research and development expenses	4,341,000	4,389,000	6,649,000
Loss on settlement of finance receivable	-	-	441,000

	26,750,000	26,158,000	32,184,000

Loss from operations	(3,820,000)	(8,248,000)	(12,178,000)
Interest income, net	507,000	635,000	566,000
Other income, net	59,000	51,000	37,000

Net loss before income taxes	(3,254,000)	(7,562,000)	(11,575,000)

Income tax benefit - sale of NJ net operating losses	662,000	63,000	-

Net loss	$(2,592,000)	$(7,499,000)	$(11,575,000)

Net loss per share - basic and diluted	$(0.22)	$(0.63)	$(0.96)

Weighted average common shares outstanding - basic and diluted	11,744,000	11,912,000	12,098,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2012	2013	2014

Net loss	$(2,592,000)	$(7,499,000)	$(11,575,000)

Other comprehensive income (loss), net:

Unrealized gain (loss) on investments	78,000	(55,000)	(13,000)
Reclassification of net realized investment (gains) losses included in net loss	18,000	(27,000)	7,000
Foreign currency translation adjustment	6,000	(77,000)	(263,000)

Total other comprehensive income (loss)	102,000	(159,000)	(269,000)

Comprehensive loss	$(2,490,000)	$(7,658,000)	$(11,844,000)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity

Balance at January 1, 2012	12,546,000	$121,000	$101,766,000	$(53,510,000)	$(49,000)	$(2,728,000)	$45,600,000
Net loss	-	-	-	(2,592,000)	-	-	(2,592,000)
Foreign currency translation adjustment	-		-	-	6,000	-	6,000
Unrealized gain on investments	-		-	-	96,000	-	96,000
Shares repurchased	-		-	-	-	(193,000)	(193,000)
Shares issued pursuant to exercise of stock options	56,000	1,000	215,000	-	-	-	216,000
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(260,000)	(260,000)
Issuance of restricted stock	76,000	-	-	-	-	-	-
Stock based compensation - restricted stock	-	-	510,000	-	-	-	510,000
Stock based compensation - options and performance shares	-		644,000	-	-	-	644,000

Balance at December 31, 2012	12,678,000	$122,000	$103,135,000	$(56,102,000)	$53,000	$(3,181,000)	$44,027,000

Net loss	-	-	-	(7,499,000)	-	-	(7,499,000)
Foreign currency translation adjustment	-	-	-	-	(77,000)	-	(77,000)
Unrealized loss on investments	-	-	-	-	(82,000)	-	(82,000)
Shares issued pursuant to exercise of stock options	67,000	1,000	226,000	-	-	-	227,000
Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(265,000)	(265,000)
Issuance of restricted stock	101,000	-	-	-	-	-	-
Forfeiture of restricted shares	(11,000)
Stock based compensation - restricted stock	-	-	527,000	-	-	-	527,000
Stock based compensation - options and performance shares	-	-	591,000	-	-	-	591,000

Balance at December 31, 2013	12,835,000	$123,000	$104,479,000	$(63,601,000)	$(106,000)	$(3,446,000)	$37,449,000

Net loss	-	-	-	(11,575,000)	-	-	(11,575,000)
Foreign currency translation adjustment	-	-	-	-	(263,000)	-	(263,000)
Unrealized loss on investments	-	-	-	-	(6,000)	-	(6,000)
Shares issued pursuant to exercise of stock options	126,000	1,000	459,000	-	-	-	460,000
Issuance of restricted stock	608,000	-	-	-	-	-	-
Forfeiture of restricted shares	(93,000)	-	-	-	-	-	-
Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(144,000)	(144,000)
Stock based compensation - restricted stock	-	-	787,000	-	-	-	787,000
Stock based compensation - options and performance shares	-	-	547,000	-	-	-	547,000

Balance at December 31, 2014	13,476,000	$124,000	$106,272,000	$(75,176,000)	$(375,000)	$(3,590,000)	$27,255,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2013	2014

Cash flows from operating activities:
Net loss	$(2,592,000)	$(7,499,000)	$(11,575,000)
Adjustments to reconcile net loss to cash used in operating activities:
Inventory reserve	134,000	2,066,000	122,000
Stock based compensation	1,154,000	1,118,000	1,334,000
Depreciation and amortization	2,186,000	2,171,000	2,216,000
Bad debt reserve	432,000	482,000	853,000
Loss on settlement of finance receivable			441,000
Deferred income taxes	(662,000)	(63,000)	-
Proceeds from sale of New Jersey net operating loss carryforward	390,000	662,000	63,000
Other non-cash items	16,000	(13,000)	18,000
Changes in:

Restricted cash	-	-	(3,000)
Accounts receivable	(1,299,000)	(1,186,000)	(6,293,000)
Proceeds from settlement of finance receivable			5,371,000
Financing receivables	(8,639,000)	(354,000)	2,535,000
Inventory	468,000	290,000	(1,218,000)
Prepaid expenses and other assets	1,149,000	119,000	(860,000)
Deferred costs	(1,165,000)	58,000	(491,000)
Deferred revenue	3,136,000	621,000	3,492,000
Accounts payable and accrued expenses	(3,844,000)	385,000	3,694,000

Net cash used in operating activities	(9,136,000)	(1,143,000)	(301,000)

Cash flows from investing activities:
Capital expenditures	(326,000)	(538,000)	(410,000)
Purchases of investments	(5,478,000)	(3,841,000)	(5,357,000)
Maturities of investments	8,399,000	10,427,000	5,187,000

Net cash provided by(used in) investing activities	2,595,000	6,048,000	(580,000)

Cash flows from financing activities:
Principal payments of capital lease obligation		(12,000)	(144,000)
Proceeds from exercise of stock options	117,000	203,000	460,000
Purchase of treasury shares	(193,000)	-	-

Net cash (used in) provided by financing activities	(76,000)	191,000	316,000

Effect of foreign exchange rate changes on cash and cash equivalents	(155,000)	(128,000)	(43,000)
Net (decrease) increase in cash and cash equivalents	(6,772,000)	4,968,000	(608,000)
Cash and cash equivalents - beginning of period	8,386,000	1,614,000	6,582,000

Cash and cash equivalents - end of period	$1,614,000	$6,582,000	$5,974,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$29,000

Non-cash investing and financing activities include:
Shares withheld pursuant to stock issuance	$260,000	$265,000	$144,000
Unrealized gain loss on investments	$96,000	$(82,000)	$(6,000)
Fixed assets acquired by capital lease	$-	$305,000	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2014

NOTE 1 - THE COMPANY

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[A] Principles of consolidation:

The Consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“IDS GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“IDS Ltd”) (which, as noted above, are collectively referred to herein as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

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

[D] Restricted cash:

Restricted cash at December 31, 2013 and 2014 consists of cash held in escrow for purchases from a vendor.

[E] Investments:

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds, common stock and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. All of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). The Company has classified as short-term those securities that mature within one year, mutual funds and common stock, and all other securities are classified as long-term. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. Net realized gains and losses from the sale of investment securities available for sale are included in “other income” in the consolidated statement of operations. Dividend and interest income are recognized when earned.

[F] Accounts receivable:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable balances. In establishing the required allowance, management considers our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are net of an allowance for doubtful accounts in the amount of $955,000 and $1,434,000 in 2013 and 2014, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

The allowance for uncollectable minimum lease payments represents the Company’s best estimate of the amount of credit losses in the Company’s existing notes and sales-type lease receivable.  The allowance is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due.  The Company considers our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2012, 2013 and 2014. The Company does not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes/leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest when it is probable that the Company will collect the remaining principal and interest of an impaired note/lease. Notes and leases become past due based on how recently payments have been received.

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

Our industrial and rental fleet wireless asset management systems consist of on-asset hardware, communication infrastructure, software, and hosting infrastructure. Revenue derived from the sale of our industrial and rental fleet wireless asset management systems is allocated to each element based upon vendor specific objective evidence (VSOE) of the fair value of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. Revenue is recognized as each element is earned based on the selling price of each element based on VSOE, and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company’s system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, persuasive evidence of an arrangement exists, sales price is fixed and determinable, collectability is reasonably assured and contractual obligations have been satisfied. In some instances, we are also responsible for providing installation services. The additional installation services, which could be performed by third parties, are considered another element in a multi-element deliverable and revenue for installation services is recognized at the time the installation is provided. Training and technical support revenue are recognized at time of performance.

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

[I] Deferred costs:

Deferred product costs consist of transportation asset management equipment costs deferred in accordance with our revenue recognition policy. The Company will continue to evaluate the realizability of the carrying amount of the deferred contract costs on a quarterly basis. To the extent the carrying value of the deferred contract costs exceed the contract revenue, an impairment loss will be recognized.

[J] Inventory:

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

[K] Fixed assets and depreciation:

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

[L] Long-lived assets:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. For the years ended December 31, 2012 and 2014, the Company has not incurred an impairment charge. For the year ended December 31, 2013 the Company recorded a $74,000 impairment charge related to its PowerKey tradename and trademark intangible assets which is included in amortization expense. With the release of the Company’s next generation vehicle management systems platform, the VAC4, the Company made the strategic decision to discontinue offering the Powerkey product line for sale to new customers in 2014. As result, the Company wrote-off the PowerKey tradename and trademark intangible assets in 2013.

[M] Goodwill and other intangible assets:

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade name, patents, customer relationships and other intangible assets. The Company tests goodwill and other intangible assets annually, or when a triggering event occurs between annual impairment tests, to determine if impairment exists and if the use of indefinite lives is currently applicable. For purposes of the goodwill impairment test, the Company’s product lines are aggregated within one reporting unit. For the years ended December 31, 2012, 2013 and 2014, the Company has not incurred an impairment charge.

[N] Product warranties:

The Company provides a one-year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[O] Research and development:

Research and development costs are charged to expense as incurred. Research and development costs were $4,341,000, $4,389,000 and $6,649,000 in 2012, 2013 and 2014, respectively.

[P] Patent costs:

Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[Q] Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. The Company did not make any contributions to the plan during the years ended December 31, 2012, 2013 and 2014.

[R] Rent expense:

Expense related to the Company’s facilities leases is recorded on a straight-line basis over the respective lease terms. The difference between rent expense incurred and the amounts required to be paid in accordance with the lease term is recorded as deferred rent and is amortized over the lease term.

[S] Stock-based compensation:

The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on grant date. The Company recorded stock-based compensation expense of $1,154,000, $1,118,000 and $1,334,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

The Company estimates the fair value of share-based option awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statement of operations. The Company estimates forfeitures at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The estimate is based on the Company’s historical rates of forfeitures. Estimated forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

[T] Income taxes:

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended December 31, 2012, 2013 and 2014, there was no such interest or penalty.

The Company files federal income tax returns and separate income tax returns in various states. For federal and certain states, the 2011 through 2014 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For certain other states, the 2010 through 2014 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

[U] Fair value of financial instruments:

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

[V] Advertising and marketing expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2012, 2013 and 2014 amounted to $317,000, $305,000 and $380,000, respectively.

[W] Commitments and contingencies:

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

[X] Recently issued accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the impact of this ASU.

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

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"), to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 also provides guidance for related footnote disclosures. ASU 2014-15 is effective for the Company beginning on January 1, 2016 with early adoption permitted. The Company does not believe the impact of its pending adoption of this ASU on the Company's consolidated financial statements will be material.

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

NOTE 3 - SIGNIFICANT TRANSACTION - AVIS BUDGET GROUP, INC.

In connection with the Master Agreement (as defined below), the Company entered into a Purchase Agreement (the “Purchase Agreement”), dated as of August 22, 2011 (the “Effective Date”), with Avis Budget Group, Inc. (“Avis Budget Group”), pursuant to which Avis Budget Group purchased from the Company, for an aggregate purchase price of $4,604,500 (or $4.60 per share, which price was based on the average closing price of our common stock for the twenty trading days prior to the Effective Date), (i) 1,000,000 shares (the “Shares”) of the Company’s common stock, and (ii) a warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of our common stock (the “Warrant Shares” and, collectively with the Shares and the Warrant, the “Securities”). See Note 11(D) to the Consolidated Financial Statements for additional information. The Company issued the Shares in 2011 from treasury stock reflecting the cost of such shares on a specific identification basis.

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

ABCR hosts the System. As part of the Master Agreement, the Company also will provide ABCR with services for ongoing maintenance and support of the System (the “Maintenance Services”) for a period of 60 months from installation of the equipment.  ABCR has the option to renew the period for twelve (12) months upon its expiry, and then after such 12-month period, the period can continue on a month-to-month basis (during which ABCR can terminate the period) for up to 48 additional months.  The Company recognized $435,000, $1,080,000 and $1,110,000 of service revenue under these contracts for the years ended December 31, 2012, 2013 and 2014.

Under the terms of SOW#1, which was executed and delivered by ABCR on the Effective Date concurrent with the execution and delivery of the Master Agreement, ABCR has agreed to pay not less than $14,000,000 over the life of the contract to the Company for the System and Maintenance Services, which covers 25,000 units, which relates to a limited subset of ABCR’s total fleet during this initial phase of the Master Agreement. During 2011, the Company delivered the first 5,000 units under SOW#1 and recognized approximately $1.7 million in product revenue and a sales-type lease receivable. The Company delivered the remaining 20,000 units under SOW#1 during the third quarter of 2012 and recognized approximately $6.9 million in product revenue and a sales-type lease receivable under SOW#1.

In 2009, the Company entered into a contract for a pilot agreement with ABCR pursuant to which the Company’s rental fleet management system was implemented on 5,000 vehicles. Concurrent with the execution of SOW#1, the contract for the pilot program was terminated and the payment terms for the vehicle management systems implemented under the pilot program were incorporated into SOW#1.

Under the terms of SOW#1, the Company was entitled to issue sixty (60) monthly invoices of up to $286,100 for the 30,000 units delivered. In the event that ABCR terminates SOW#1, then ABCR would be liable to the Company for the net present value of all future remaining charges under SOW#1 at a negotiated discount rate per annum, with the payment due on the effective date of termination. On December 9, 2014, the Company entered into an amendment (the “Amendment”) to the Master Agreement, pursuant to which ABCR’s obligation to make monthly hardware lease payments was converted into a one-time payment to the Company of approximately $5.4 million in cash. The Company recognized a loss of approximately $441,000 in the fourth quarter of 2014, reflecting a discount rate on the settlement of the finance receivable. The Company expects to continue providing maintenance services for the hardware, in accordance with and subject to the terms of the Master Agreement.

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

The Master Agreement provides for a period of exclusivity (the “Exclusivity Period”) commencing on the Effective Date and ending twelve (12) months after delivery of the 5,000th new unit pursuant to SOW#1 which expired during 2013.

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

NOTE 4 - INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds, common stock and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of December 31, 2013 and 2014, all of the Company’s investments are classified as available of sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the years ended December 31, 2012, 2013 and 2014, the Company reported unrealized gain (loss) of $78,000, $(55,000) and $(13,000), respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year, common stock and mutual funds. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale, excluding investment in mutual funds and common stock of $1,744,000, classified by the contractual maturity date of the security as of December 31, 2014:

Fair Value

Due within one year	$1,505,000
Due one year through three years	3,642,000
Due after three years	424,000

$5,571,000

The cost, gross unrealized gains (losses) and fair value of available for sale, held-to-maturity and trading by major security type at December 31, 2013 and 2014 were as follows:

		Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gain	Loss	Value
Investments - short term
Available for sale
Mutual funds	$1,706,000	-	(36,000)	$1,670,000
Corporate bonds and commercial paper	824,000	1,000	-	825,000
U.S. Treasury Notes	680,000	-	-	680,000
Common stock	49,000	25,000	-	74,000

Total investments - short term	3,259,000	26,000	(36,000)	3,249,000

Marketable securities - long term
Available for sale
U.S. Treasury Notes	2,165,000	-	(3,000)	2,162,000
Government agency bonds	751,000	-	(3,000)	748,000
Corporate bonds and commercial paper	1,155,000	1,000	-	1,156,000

Total investments - long term	4,071,000	1,000	(6,000)	4,066,000

Total investments	$7,330,000	$27,000	$(42,000)	$7,315,000

		Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gain	Loss	Value

Investments - short term
Available for sale
Government agency bonds	$419,000	$-	$-	$419,000
Mutual funds	1,386,000	-	(4,000)	1,382,000
Corporate bonds and commercial paper	590,000	1,000	(1,000)	590,000
U.S. Treasury Notes	1,697,000	2,000	-	1,699,000

Total available for sale - short term	4,092,000	3,000	(5,000)	4,090,000

Investments - long term
Available for sale
U.S. Treasury Notes	930,000	-	(4,000)	926,000
Government agency bonds	612,000	-	(7,000)	605,000
Corporate bonds and commercial paper	1,565,000	5,000	(1,000)	1,569,000

Total available for sale - long term	3,107,000	5,000	(12,000)	3,100,000

Total investments	$7,199,000	$8,000	$(17,000)	$7,190,000

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

At December 31, 2014 and 2013, the Company’s investments described above are classified as Level 1 for fair value measurement.

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

Deferred revenue consists of the following:

	December 31,
	2013	2014

Deferred activation fees	$496,000	$532,000
Deferred industrial equipment installation revenue	258,000	1,985,000
Deferred maintenance revenue	1,959,000	3,211,000
Deferred remote asset management product revenue	8,466,000	8,943,000

	11,179,000	14,671,000
Less: Current portion	4,641,000	6,742,000

Deferred revenue - less current portion	$6,538,000	$7,929,000

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2013 and 2014, unbilled receivables were $-0- and $170,000, respectively.

During the years ended December 31, 2013 and 2014, the Company amortized deferred equipment revenue of $3,169,000 and $3,720,000, respectively, to product revenue.

NOTE 6 - FINANCING RECEIVABLES

Financing receivables include notes and sales-type lease receivables from the sale of the Company’s products and services. Financing receivables consist of the following:

	December 31,
	2013	2014

Notes receivable	$53,000	$27,000
Sales-type lease receivable	14,253,000	5,943,000
Less: Allowance for uncollectable minimum lease payments	-	-
	14,306,000	5,970,000

Less: Current portion
Notes receivable	25,000	25,000
Sales-type lease receivable	4,026,000	1,873,000
	4,051,000	1,898,000

Financing receivables - less current portion	$10,255,000	$4,072,000

Notes receivable relate to product financing arrangements that exceed one year and bear interest at approximately 8% - 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. For the years ended December 31, 2013 and 2014, there were no sales of notes receivable.

On December 9, 2014, the Company entered into an agreement pursuant to which a finance receivable was converted into a one-time payment to the Company of approximately $5.4 million in cash. The Company recognized a loss of approximately $441,000 in the fourth quarter of 2014, reflecting a discount rate on the settlement of the finance receivable. See Note 3 to the Consolidated Financial Statements for additional information.

The present value of net investment in sales-type lease receivable is principally for three to five-year leases of the Company’s product and is reflected net of unearned income of $1,169,000 and $565,000 at December 31, 2013 and 2014, respectively, discounted at 1% - 26%.

Scheduled maturities of minimum lease payments outstanding as of December 31, 2014 are as follows:

Year ending December 31:

2015	$1,873,000
2016	1,690,000
2017	1,354,000
2018	799,000
2019	209,000
Thereafter	18,000

5,943,000
Less: Current portion	1,873,000
Total	$4,070,000

NOTE 7 - INVENTORIES

Inventories consist of the following:

	December 31,
	2013	2014

Components	$2,968,000	$3,029,000
Finished goods	2,188,000	3,223,000

	$5,156,000	$6,252,000

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and at December 31, 2013 and 2014, are summarized as follows:

	December 31,
	2013	2014

Equipment	$1,375,000	$1,480,000
Computer software and website development	3,319,000	3,470,000
Computer hardware	2,565,000	2,717,000
Furniture and fixtures	371,000	373,000
Automobiles	47,000	47,000
Leasehold improvements	181,000	181,000

	7,858,000	8,268,000
Accumulated depreciation and amortization	(5,619,000)	(6,748,000)

	$2,239,000	$1,520,000

The Company had expenditures of approximately $480,000 and $63,000 for computer equipment and software which had not been placed in service as of December 31, 2013 and 2014, respectively.  Depreciation and amortization expense is not recorded for such assets until they are placed in service.

Assets acquired under a capital lease at the end of 2013, net of accumulated amortization of $58,000, were $246,000 as of December 31, 2014. If the assets acquired under a capital lease transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. Amortization expense for assets under capital lease for the year ended December 31, 2014 was $58,000.

Depreciation and amortization expense for the years ended December 31, 2012, 2013 and 2014 was $1,017,000, $1,005,000 and $1,129,000, respectively. This includes amortization of costs associated with computer software and website development for the years ended December 31, 2012, 2013 and 2014 of $576,000, $566,000 and $577,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the VeriWise TM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (“GPS”)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $16,000 and $151,000 for such projects for the years ended December 31, 2013 and 2014, respectively.

NOTE 9 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company, which include identifiable intangible assets from the acquisition of Didbox Ltd., PowerKey (the industrial vehicle monitoring products division of International Electronics, Inc. acquired by the Company in 2008) and AI as of December 31, 2013 and December 31, 2014:

December 31, 2014	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(677,000)	$812,000
Tradename	5	200,000	(200,000)	-
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(50,000)	-
Workforce	5	33,000	(33,000)	-
Customer relationships	5	4,499,000	(4,499,000)	-

		6,505,000	(5,693,000)	812,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,670,000	$(5,693,000)	$977,000

	Useful	Gross		Net
	Lives	Carrying	Accumulated	Carrying
December 31, 2013	(In Years)	Amount	Amortization	Amount

Amortized:
Patents	11	$1,489,000	$(541,000)	$948,000
Tradename	5	200,000	(160,000)	40,000
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(42,000)	8,000
Workforce	5	33,000	(28,000)	5,000
Customer relationships	5	4,499,000	(3,601,000)	898,000

		6,505,000	(4,606,000)	1,899,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,670,000	$(4,606,000)	$2,064,000

The Company tests the goodwill and other intangible assets on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. At December 31, 2014, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangibles. For the year ended December 31, 2013 the Company recorded a $74,000 impairment charge related to its PowerKey tradename and trademark intangible assets which is included in amortization expense. With the release of the Company’s next generation vehicle management systems platform, the VAC4, the Company made the strategic decision to discontinue offering the Powerkey product line for sale to new customers in 2014. As result, the Company wrote-off the PowerKey tradename and trademark intangible assets.

The Company also determined that the use of indefinite lives for the customer list and remaining trademark and trade name remains applicable at December 31, 2014, as the Company expects to continue to derive future benefits from these intangible assets.

Amortization expense for the years ended December 31, 2012, 2013 and 2014 was $1,169,000, $1,166,000 and $1,087,000 (including $74,000 impairment charge for the PowerKey tradename and trademark in 2013), respectively. Estimated future amortization expense for the succeeding five years for the intangible assets at December 31, 2014 is as follows:

Year ending December 31:

2015	135,000
2016	135,000
2017	135,000
2018	135,000
2019	135,000

There have been no changes in the carrying amount of goodwill from January 1, 2013 to December 31, 2014.

NOTE 10 - NET LOSS PER SHARE

	December 31,
Basic and diluted loss per share	2012	2013	2014

Net loss	$(2,592,000)	$(7,499,000)	$(11,575,000)

Weighted-average common shares outstanding - basic and diluted	11,744,000	11,912,000	12,098,000

Net loss per share - basic and diluted	$(0.22)	$(0.63)	$(0.96)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. For the years ended December 31, 2012, 2013 and 2014, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 3,095,000, 3,124,000 and 2,943,000, respectively, would have been anti-dilutive. The SOW#2 warrants also have no impact on diluted loss per share since they are considered unissued as of December 31, 2014.

NOTE 11 - STOCK-BASED COMPENSATION

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

On March 21, 2014, the Company and its former Chief Executive Officer (the “Former CEO”) entered into a Separation and General Release Agreement (the “Separation Agreement”). Under the terms of the Separation Agreement, the vesting of the Former CEO’s unvested stock options and restricted stock were accelerated and the term to exercise the stock options was extended to fifteen (15) months from March 2, 2014, the date of the Former CEO’s separation. Due to the modification of the terms of the stock option and restricted stock agreements, the Company recognized $327,000 of additional stock-based compensation expense in the first quarter of 2014 which is included in the stock option and restricted stock stock-based compensation expense.

On April 4, 2014, each of Lawrence S. Burstein, Harold D. Copperman, Robert J. Farrell and Michael P. Monaco (collectively, the “Former Board Members”) informed the Company of their respective decisions not to stand for re-election to the Company’s board of directors (the “Board”) at the 2014 annual meeting of stockholders, which was held on June 20, 2014 (the “2014 Annual Meeting”).In connection with the Former Board Members’ departure, the vesting of certain options granted to the Former Board Members under the 2009 Director Plan was accelerated and the post-termination exercise period was extended from a period of three (3) months to fifteen (15) months after the Former Board Members ceased to serve as members of the Board on June 20, 2014. Due to the modification of the terms of the stock options, the Company recognized $49,000 of additional stock-based compensation expense in the second quarter of 2014 which is included in the stock option stock-based compensation expense.

A summary of the status of the Company’s stock options as of December 31, 2012, 2013 and 2014 and changes during the years then ended, is presented below:

75

	2012		2013		2014
		Weighted -		Weighted -		Weighted -
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,462,000	$7.41	2,568,000	$7.33	2,790,000	$7.25
Granted	272,000	5.93	367,000	5.63	290,000	5.54
Exercised	(56,000)	3.85	(67,000)	3.4	(126,000)	3.65
Expired	-	-	(25,000)	5.89	(383,000)	6.88
Forfeited	(110,000)	7.56	(53,000)	5.13	(362,000)	10.03

Outstanding at end of year	2,568,000	$7.33	2,790,000	$7.25	2,209,000	$6.84

Exercisable at end of year	1,649,000	$9.06	1,964,000	$8.12	1,620,000	$7.31

The following table summarizes information about stock options at December 31, 2014:

	Options Outstanding				Options Exercisable
		Weighted -
		Average	Weighted -			Weighted -
		Remaining	Average	Aggregate		Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Prices ($)	Outstanding	Life	Price	Value	Outstanding	Price	Value

1.97 - 3.81	626,000	5 years	$3.18		595,000	$3.18
3.82 - 7.40	1,031,000	8 years	5.48		473,000	5.26
7.41 - 14.15	408,000	1 years	10.65		408,000	10.65
14.16 - 19.94	13,000	1 years	17.07		13,000	17.07
19.95 - 25.38	131,000	1 years	21.97		131,000	21.97

	2,209,000	5 years	$6.84	$3,440,000	1,620,000	$7.31	$2,764,000

Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Outstanding	Price	Value	Life

Options exercisable at December 31, 2014	1,620,000	$7.31	$2,764,000	3.95

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	December 31,
	2012	2013	2014

Expected volatility	44.98%	47.34%	44.4%
Expected life of options	3.0 - 5.0 years	4.0 - 5.0 years	3.0 - 4.0 years
Risk free interest rate	0.5%	0.6%	1.2%
Dividend yield	0%	0%	0%
Weighted-average fair value of options granted during the year	$1.86	$2.17	$1.91

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

For the years ended December 31, 2012, 2013 and 2014, the Company recorded $614,000, $579,000 and $540,000, respectively, of stock-based compensation expense in connection with the stock option grants. The total intrinsic value of options exercised during the years ended December 31, 2012, 2013 and 2014 was $83,000, $209,000 and $276,000, respectively.

The fair value of options vested during the years ended December 31, 2012, 2013 and 2014 was $657,000, $633,000 and $712,000, respectively. As of December 31, 2014, there was $810,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.01 years.

[B] Restricted Stock Awards:

In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2012, 2013 and 2014 is as follows:

		Weighted -
		Average
	Number of	Grant
	Non-vested	Date
	Shares	Fair Value

Non-vested at January 1, 2012	361,000	$3.34
Granted	75,000	5.93
Vested	(143,000)	3.79
Forfeited	-	-

Non-vested at December 31, 2012	293,000	$3.79
Granted	101,000	5.67
Vested	(183,000)	3.35
Forfeited	(11,000)	4.92

Non-vested at December 31, 2013	200,000	$5.08
Granted	608,000	5.68
Vested	(99,000)	5.06
Forfeited	(93,000)	5.02

Non-vested at December 31, 2014	616,000	$5.69

For the years ended December 31, 2012, 2013 and 2014, the Company recorded $510,000, $527,000 and $787,000 respectively, of stock-based compensation expense in connection with the restricted stock grants. As of December 31, 2014, there was $2,592,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.97 years.

[C] Performance Shares:

The Company grants performance shares to certain key employees pursuant to the 2007 Equity Compensation Plan, as amended. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period from the date of issuance, with the ability to achieve prorated performance shares during interim annual measurement periods. The annual measurement period is based on a trading-day average of the Company’s stock after the announcement of annual results. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the years ended December 31, 2012, 2013 and 2014 was insignificant.

The following table summarizes the activity relating to the Company’s performance shares for the years ended December 31, 2012, 2013 and 2014:

Non-vested
Shares

Performance shares, non-vested, January 1, 2012	327,000
Granted	40,000
Vested	-
Forfeited	(233,000)

Performance shares, non-vested, December 31, 2012	134,000
Granted	-
Vested	-
Forfeited	(100,000)

Performance shares, non-vested, December 31, 2013	34,000
Granted	-
Vested	-
Forfeited	(16,000)

Performance shares, non-vested, December 31, 2014	18,000

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

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder.  The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of December 31, 2014, the Company has not yet been requested to file such a registration statement.

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

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Warrant Shares pursuant to any exercise of the Warrants. As of December 31, 2014, the Company has sufficient shares reserved.

The 100,000 Warrant Shares which vested on the Effective Date were valued at $137,000 based on a Black-Scholes pricing model and was recorded as reduction of product revenue pursuant to the applicable accounting guidance during 2011. The Company has determined that the Warrants should be accounted for as an equity instrument.

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

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2013	2014

Accounts payable	$5,303,000	$7,190,000
Accrued warranty	522,000	942,000
Accrued severance	100,000	180,000
Accrued compensation	172,000	1,360,000
Other current liabilities	167,000	430,000

	$6,264,000	$10,102,000

Included in accounts payable and accrued expenses at December 31, 2014 is accrued severance of $180,000 to the Former CEO. The accrued severance is payable in equal monthly installments of approximately $20,000.

Included in accounts payable and accrued expenses at December 31, 2013 is accrued severance of $100,000 to the Company’s former Chief Operating Officer. The accrued severance is payable in equal monthly installments of approximately $17,000.

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2013 and 2014.

The following table summarizes warranty activity during the years ended December 31, 2013 and 2014:

	Year Ended
	2013	2014

Accrued warranty reserve, beginning of year	$520,000	$522,000
Accrual for product warranties issued	383,000	837,000
Product replacements and other warranty expenditures	(233,000)	(218,000)
Expiration of warranties	(148,000)	(199,000)

Accrued warranty reserve, end of period	$522,000	$942,000

NOTE 13- CAPITAL LEASE OBLIGATION

In September 2013, the Company acquired certain computer equipment pursuant to a capital lease obligation. Under the lease agreement, during the term which expires in December 2015, the Company is required to make monthly payments of approximately $14,000, including interest at an annual rate of 12.82%

Annual minimum lease payments under capital lease obligations are as follows:

Year ending December 31:

2015	159,000
Less: amount representing interest	(10,000)
Total	$149,000

NOTE 14 - CONCENTRATION OF CUSTOMERS

Two customers accounted for 16% and 14% of the Company’s revenue during the year ended and as of December 31, 2014 and one of the customers and an additional customer accounted for 14% and 10%, respectively, of the Company’s accounts receivable as of December 31, 2014. No customer accounted for 10% or greater of finance receivables as of December 31, 2014.

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

[B] Stock repurchase program:

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $ 3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the year ended December 31, 2014. As of December 31, 2014, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $ 4.33 per share.

[C] Shares withheld:

During the year ended December 31, 2014, 25,000 shares of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $144,000.

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

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive loss includes net loss and unrealized gains or losses on available-for-sale investments and foreign currency translation gains and losses. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s Consolidated Balance Sheets.

The accumulated balances for each classification of other comprehensive loss are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2012	$(26,000)	$(23,000)	$(49,000)
Net current period change	6,000	96,000	102,000

Balance at December 31, 2012	(20,000)	$73,000	$53,000

Net current period change	(77,000)	(82,000)	(159,000)

Balance at December 31, 2013	(97,000)	$(9,000)	$(106,000)

Net current period change	(263,000)	(6,000)	(269,000)

Balance at December 31, 2014	$(360.000)	$(15,000)	(375,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income or loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign currency financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with the Gmbh resulted in a translation (losses) gains of $6,000, $(77,000) and $(263,000) at December 31, 2012, 2013 and 2014, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

NOTE 17 - INCOME TAXES

At December 31, 2014, the Company had an aggregate net operating loss carryforward of approximately $56,790,000 for U.S. federal income tax purposes, of which $7,847,000 relates to stock options for which there were no compensation charges for financial reporting. Accordingly, any future tax benefit upon utilization of that net operating loss would be credited to additional paid-in capital. The Company has not included this amount in deferred tax assets. At December 31, 2014, the Company had an aggregate net operating loss carryforward of approximately $22,084,000 for state income tax purposes and a foreign net operating loss carryforward of approximately $1,534,000. Substantially all of the net operating loss carryforwards expire from 2020 through 2034 for federal purposes and from 2016 through 2034 for state purposes. The net operating loss carryforwards may be limited to use in any particular year based on Internal Revenue Code (“IRC”) Section 382 related to change of ownership restrictions. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on long-term bond rates and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. In addition, future stock issuances may subject the Company to further limitations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

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

We have New Jersey net operating loss carryforwards (“NJ NOLs”) in the approximate amount of $12,037,000 expiring through 2034, which are available to reduce future earnings which would otherwise be subject to state income tax. As of December 31, 2013, the Company received approval for the sale of approximately $10.3 million of NJ NOLs, subject to a 7.4% seller’s allocation factor ($760,000, net) for approximately $63,000. As such, the Company reversed the valuation allowance related to these NJ NOLs in 2013. In January 2014, the Company received approximately $63,000 in cash proceeds.

The Company has net deferred tax assets of approximately $21,536,000 and $25,318,000 at December 31, 2013 and 2014, respectively. The increase in the deferred tax asset is primarily attributable to the net operating losses, partially offset by the sale of the NJ net operating losses in 2013. The Company had other temporary differences between financial and tax reporting for stock-based compensation, fixed asset depreciation expense, deferred revenue, deferred expenses, bad debt reserves, inventory reserves, warranty reserves and acquisition-related expenses.

The Company has elected to use the incremental approach for financial statement purposes. Under this approach, the Company will utilize net operating loss carryforwards before utilizing excess benefit from exercise of options during the current year. The Company has provided a valuation allowance against the full amount of its deferred tax asset, net of the benefit expected to be derived from the sale of the NJ NOLs discussed above. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. The valuation allowance (decreased) increased in 2012, 2013 and 2014 by $(580,000), $2,344,000 and $3,845,000, respectively.

Loss before income taxes consists of the following:

	Year Ended December 31,
	2012	2013	2014

U.S. operations	$(2,736,000)	$(7,140,000)	$(11,650,000)
Foreign operations	(518,000)	(422,000)	75,000

	$(3,254,000)	$(7,562,000)	$(11,575,000)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations is attributable to the following:

	Year Ended December 31,
	2012	2013	2014

Income tax benefit at the federal statutory rate	$(1,106,000)	$(2,550,000)	$(3,936,000)
State and local income taxes, net of effect on federal taxes	(256,000)	(646,000)	(919,000)
Increase (decrease) in valuation allowance	(580,000)	2,440,000	3,845,000
ISO grants and restricted shares	224,000	223,000	331,000
Expiration and adjustment on sale of state net operating loss	428,000	452,000	564,000
Permanent differences and other	628,000	18,000	115,000

	$(662,000)	$(63,000)	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2014 are presented below:

	December 31,
	2013	2014

Deferred tax assets:
Net operating loss carryforwards	$15,065,000	$18,245,000
Stock-based compensation	1,386,000	1,350,000
Deferred revenue	4,048,000	4,349,000
Intangibles, amortization	1,058,000	1,292,000
Inventories	1,076,000	780,000
Acquisition related expenses	418,000	380,000
Bad debt reserve	-	590,000
Other deductible temporary differences	814,000	648,000

Total gross deferred tax assets	23,865,000	27,634,000
Less: Valuation allowance	(21,473,000)	(25,318,000)

	2,392,000	2,316,000
Deferred tax liabilities:
Deferred expenses	(2,093,000)	(2,299,000)
Fixed assets, depreciation	(236,000)	(17,000)

	(2,329,000)	(2,316,000)

Net deferred tax assets	$63,000	$-

NOTE 18 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, I.D. Systems GmbH (“IDS Gmbh”), and United Kingdom subsidiary, I.D. Systems (UK) Ltd (“IDS Ltd”), are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for the IDS GmbH included in the Consolidated Statement of Operations are as follows:

	Year Ended December 31,
	2012	2013	2014

Net revenue	$1,198,000	$1,128,000	$4,194,000

Net (loss) income	(420,000)	(395,000)	618,000

Total assets of IDS GmbH were $1,701,000 and $4,235,000 as of December 31, 2013 and 2014, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the consolidated statement of operations are as follows:

	Year Ended December 31,
	2012	2013	2014

Net revenue	$1,133,000	$1,643,000	$380,000

Net loss	(98,000)	(27,000)	(543,000)

Total assets of IDS Ltd were $2,200,000 and $1,937,000 as of December 31, 2013 and 2014, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transaction (losses) gains for the years ended December 31, 2012, 2013 and 2014 of $(15,000), $37,000 and $(56,000), respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

On March 21, 2014, the Company and its former Chief Executive Officer (the “Former CEO”) entered into a Separation and General Release Agreement (the “Separation Agreement”). Under the terms of the Separation Agreement, the Company recognized severance costs of $523,000 in the first quarter of 2014 which are included in selling, general and administrative expenses. In addition, the vesting of the Former CEO’s unvested stock options and restricted stock were accelerated and the term to exercise the stock options was extended to fifteen (15) months from March 2, 2014, the date of the Former CEO’s separation from the Company. Due to the modification of the terms of the stock option and restricted stock agreements, the Company recognized $327,000 of additional stock-based compensation expense in the first quarter of 2014.

[C] Operating leases:

The office leases for the Company’s executive offices in Woodcliff Lake, New Jersey and sales and administrative office in Plano, Texas, which expire in February 2021 and September 2015, respectively, also provide for escalations relating to increases in real estate taxes and certain operating expenses. In addition, the Company leases sales and administrative offices in Milton Keynes, United Kingdom and Dusseldorf, Germany. The Company’s operating leases provide for minimum annual rental payments as follows:

Year Ending
December 31,

2015	625,000
2016	476,000
2017	484,000
2018	496,000
2019	496,000
Thereafter	578,000

$3,155,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases was approximately $900,000, $840,000 and $805,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

The Company is currently negotiating the terms of a new lease for approximately 11,482 square feet of administrative office space in Plano, Texas, the term of which would commence upon the expiration of the term of the existing sublease; however, there can be no assurance that the new lease will be entered into on terms favorable to the Company, if at all.

NOTE 20 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial data for each quarter for the years ended December 31, 2013 and 2014. We believe the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$5,790,000	$7,161,000	$7,292,000	$8,160,000
Services	3,946,000	4,252,000	4,447,000	4,585,000

	9,736,000	11,413,000	11,739,000	12,745,000

Cost of revenues:
Cost of products	3,302,000	4,769,000	4,653,000	6,734,000
Cost of services	1,450,000	1,520,000	1,615,000	1,584,000

	4,752,000	6,289,000	6,268,000	8,318,000

Gross Profit	4,984,000	5,124,000	5,471,000	4,427,000

Selling, general and administrative expenses	6,820,000	5,651,000	6,289,000	6,334,000
Research and development expenses	1,150,000	1,343,000	1,770,000	2,386,000
Loss on settlement of finance receivable	-	-	-	(441,000)
Other income, net	155,000	165,000	144,000	139,000

Net loss	$(2,831,000)	$(1,705,000)	$(2,444,000)	$(4,595,000)

Net loss per share - basic and diluted	$(0.24)	$(0.14)	$(0.20)	$(0.38)

	Year Ended December 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$3,775,000	$5,303,000	$6,966,000	$7,096,000
Services	4,239,000	4,067,000	4,239,000	4,261,000

	8,014,000	9,370,000	11,205,000	11,357,000

Cost of revenues:
Cost of products	2,694,000	3,005,000	3,853,000	6,362,000
Cost of services	1,484,000	1,515,000	1,535,000	1,588,000

	4,178,000	4,520,000	5,388,000	7,950,000

Gross Profit	3,836,000	4,850,000	5,817,000	3,407,000

Selling, general and administrative expenses	5,516,000	5,595,000	4,981,000	5,677,000
Research and development expenses	1,140,000	1,123,000	1,082,000	1,044,000
Other income, net	198,000	161,000	170,000	157,000

Net loss before income tax benefit	(2,622,000)	(1,707,000)	(76,000)	(3,157,000)
Income tax benefit - sale of NJ net operating losses			-	63,000

Net loss	$(2,622,000)	$(1,707,000)	$(76,000)	$(3,094,000)

Net loss per share - basic and diluted	$(0.22)	$(0.14)	$(0.01)	$(0.26)

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

As of December 31, 2014, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2014, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2015 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

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

Item 11. Executive Compensation

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2015 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2015 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2015 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

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

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2015 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:

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

10.16

Offer Letter, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.17

Stock Option Grant Agreement, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.18	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.19	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.20	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.21	Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.22	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

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

Date: March 27, 2015

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

Signature	Title	Date

/s/ Kenneth S. Ehrman	President, Chief Executive Officer and Director	March 27, 2015
Kenneth S. Ehrman	(Principal Executive Officer)

/s/ Ned Mavrommatis	Chief Financial Officer	March 27, 2015
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Kenneth Brakebill	Director	March 27, 2015
Kenneth Brakebill

/s/ Michael Brodsky	Director	March 27, 2015
Michael Brodsky

/s/ Ron Konezny	Director	March 27, 2015
Ron Konezny

/s/ Tony Trousset	Director	March 27, 2015
Tony Trousset

I.D. SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Inventory reserve

Year ended December 31, 2014	$2,256	$122	(954)	$1,424

Year ended December 31, 2013	$686	$2,066	(496)	$2,256

Year ended December 31, 2012	$710	$134	(158)	$686

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	to Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Allowance for doubtful accounts

Year ended December 31, 2014	$955	$853	(374)	$1,434

Year ended December 31, 2013	$653	$482	(180)	$955

Year ended December 31, 2012	$366	$432	(145)	$653

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	to Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Warranty reserve

Year ended December 31, 2014	$522	$638	(218)	$942

Year ended December 31, 2013	$520	$235	(233)	$522

Year ended December 31, 2012	$752	$154	(386)	$520

INDEX TO EXHIBITS

2.1	Membership Interest Purchase Agreement, dated as of January 7, 2010, by and among I.D. Systems, Inc., General Electric Capital Corporation and GE Asset Intelligence, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on January 13, 2010).

3.1.1	Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.3	Certificate of Correction to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.4	Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

3.2	Restated By-Laws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.1	Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.2	Rights Agreement, dated as of July 1, 2009, between I.D. Systems, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

10.1	1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.3.1	1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.3.2	Amendment, dated March 15, 2012, to 1999 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.4	I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-185085) filed with the SEC on November 21, 2012).*

10.5.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.5.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.6	Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Jeffrey Jagid (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.7	Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.8	Severance Agreement, dated September 11, 2009, by and between the Company and Kenneth Ehrman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9	Amendment to Severance Agreement, dated as of June 20, 2013, between I.D. Systems, Inc. and Kenneth Ehrman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2013 (File No. 001-15087) filed with the SEC on August 14, 2013).*

10.10	Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.11	Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2010 (File No. 001-15087) filed with the SEC on May 17, 2010).

10.12	Severance Agreement, dated December 14, 2010, by and between the Company and Darryl Miller (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of I.D. Systems, Inc. for the fiscal year ended December 31, 2010 (File No. 001-15087) filed with the SEC on March 31, 2011).*

10.13	Separation and General Release Agreement, dated as of July 19, 2013, between I.D. Systems, Inc. and Darryl Miller (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2013 (File No. 001-15087) filed with the SEC on November 14, 2014).*

10.14	Separation and General Release Agreement, dated as of March 21, 2014, between Jeffrey M. Jagid and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.15	Severance Agreement, dated as of March 27, 2014, between Brett Kilpatrick and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.16

Offer Letter, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.17

Stock Option Grant Agreement, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.18	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.19	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.20	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.21	Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.22	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.