Form 10-K/A
period 2014-12-31
ID SYSTEMS INC
filed 2015-04-30
CIK 49615

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

The number of shares of Common Stock outstanding as of April 28, 2015 was 13,151,229 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Form 10/KA”) to the Annual Report on Form 10-K (the “Annual Report”) of I.D. Systems, Inc. (the “Company,” “we” or “us”) for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015, is filed solely for the purpose of including information that was to be incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2014 and is therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is including with this Form 10-K/A certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on March 27, 2015 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

(i)

PART III.

Item 10.     Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The table below sets forth the names and ages of the directors and executive officers of the Company as of April 28, 2015, as well as the position(s) and office(s) with the Company held by those individuals. A summary of the background and experience of each of those individuals is set forth after the table.

Name	Age	Position(s)
DIRECTORS:
Kenneth S. Ehrman	45	Chairman of the Board, Chief Executive Officer, President and Director
Kenneth Brakebill	45	Director
Michael Brodsky	47	Director
Ron Konezny	47	Director
Tony Trousset	46	Director

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:
Michael L. Ehrman	42	Chief Technology Officer
Norman L. Ellis	58	Chief Operating Officer
Ned Mavrommatis	44	Chief Financial Officer, Treasurer and Corporate Secretary

Directors

Kenneth S. Ehrman. Mr. Ehrman is one of our founders and has served as our President since our inception in 1993 and as our Chairman of the Board and Chief Executive Officer and a director of the Company since June 2014. Mr. Ehrman also previously served as our Interim Chief Executive Officer from March, 2014 to June 2014, as our Chief Operating Officer from June, 2000 to March, 2010 and as a director of the Company from 1993 until 2013. Since September, 2012, Mr. Ehrman has served as a member of the board of directors of Financial Services, Inc., a privately held provider of data processing solutions for banking. He graduated from Stanford University in 1991 with a Bachelor of Science in Industrial Engineering. Upon his graduation, and until our inception, Mr. Ehrman worked as a production manager with Echelon Corporation. Mr. Ehrman is the brother of Michael L. Ehrman, our Chief Technology Officer.

Mr. Ehrman has a strong technical and engineering background. Mr. Ehrman’s qualifications to serve on the Board of Directors of the Company (the “Board”) include his management experience, his engineering expertise and a long history and familiarity with the Company. In addition, Mr. Ehrman’s role as the President and Chief Executive Officer of the Company and former roles as Interim Chief Executive Officer and Chief Operating Officer of the Company provides the Board with invaluable insight into the management and daily operations of the Company. Mr. Ehrman also is an inventor on several of the Company’s patents.

Kenneth Brakebill. Mr. Brakebill has served as a director of the Company since June, 2014. Mr. Brakebill is a retired intellectual property and trial lawyer. Following a one-year appellate clerkship out of law school, in 1998 Mr. Brakebill joined Morrison & Foerster, a global law firm of which he became a partner in 2005. At Morrison & Foerster, Mr. Brakebill primarily represented technology companies, both in the hardware and software sectors, in bet-the-company type intellectual property cases involving disputes over patents, copyrights and contracts concerning use of technology. He retired from the firm in 2010. Mr. Brakebill also has served as a director of several not-for-profit organizations. Mr. Brakebill received a Bachelor of Arts degree with Honors from Stanford University in 1991 and attended Harvard Law School and the University of California, Hastings, from which he received his law degree in 1997.

Mr. Brakebill has extensive experience representing technology companies in litigation concerning intellectual property rights and rightful use of technology, and accordingly, has insights in the area of intellectual property rights in technology. Mr. Brakebill participated on successful trial teams that represented Novell, Inc., then a publicly held software company, in a widely-followed case concerning ownership of the copyrights in the UNIX operating system; and Altera Corporation, a publicly traded global semiconductor company, in cases concerning the designs of Altera’s reprogrammable logic device technology and its software tools. Through these representations, Mr. Brakebill gained significant experience working with senior executives of companies on issues relating to litigation-impacted product lines and strategic direction. We believe that Mr. Brakebill’s legal and technology background and experience as a director of not-for-profit companies, give him the qualifications and skills to enable him to serve as an effective contributing member of the Board.

Michael Brodsky. Mr. Brodsky has served as a director of the Company since June, 2014. Mr. Brodsky is the Managing Partner of Vajra Asset Management, LLC , an investment firm, since January, 2013. Mr. Brodsky is also presently Executive Chairman of Selectica, Inc., a publicly traded leader in contract management, procurement and sourcing software, where he has been on the Board of Directors since October of 2010 and served as Chief Executive Officer from August, 2013 until December, 2013. He is also Chairman of the Board of Trans World Corporation, a publicly traded company that owns and operates casinos and hotels in the Czech Republic and Germany, since September, 2013. He is also a member of the board of Genesis Land Development Corporation, a residential land developer and home-builder in Calgary, Canada since June 2012. He is also a member of JPS Industries, Inc., a publicly traded manufacturer of urethane film, sheet and tubing, and other highly engineered components since February of 2015. From April, 2008 to June, 2010, he was also a member of the Board of Directors as well as the President, CEO and Executive Chairman of Youbet.com, Inc., a formerly publicly traded provider of an online horse racing and betting site, which was acquired by Churchill Downs Incorporated, a publicly traded company. Following the acquisition of Youbet.com, he served on the Board of Directors of Churchill Downs until June, 2012. From June, 2005 to August, 2011, Mr. Brodsky was the managing partner of New World Opportunity Partners, LLC, an investment firm. Mr. Brodsky received a Bachelor of Arts degree from Syracuse University, a law degree from Northwestern University School of Law and a Masters in Business Administration from the JL Kellogg Graduate School of Management School of Business at Northwestern University.

Mr. Brodsky possesses extensive business, operating and executive expertise. Among other things, Mr. Brodsky has served as the Chief Executive Officer of several companies, and possesses skills in executive management and leadership. We believe Mr. Brodsky’s management and leadership skills and experience as a member of the board of directors of various companies enable him to be an effective contributing member of the Board.

Ron Konezny. Mr. Konezny has served as a director of the Company since June, 2014. Mr. Konezny has served as the President and Chief Executive Officer and a director of Digi International Inc., a publicly held provider of machine-to-machine (“M2M”) networking hardware and solutions, since December, 2014. Mr. Konezny served as Vice President, Global Transportation and Logistics of PeopleNet Communications Corporation (“PeopleNet”), an onboard computing and carrier fleet communications provider and division of Trimble Navigation Limited, a publicly held provider of technology solutions for field and mobile worker productivity (“Trimble”), from September, 2013 until December, 2014, and as Chief Executive Officer of PeopleNet from 2007 until December, 2014. Mr. Konezny served as General Manager of Trimble's Global Transportation and Logistics division from August, 2011, when Trimble acquired PeopleNet, to September, 2013. Mr. Konezny has served in several positions with PeopleNet since he co-founded it in 1994, including Chief Operating Officer and Chief Financial Officer from 2001 to 2007 and Chief Technology Officer from 1996 to 2007. Mr. Konezny has previously served on the Boards of Directors of the National Private Truck Council Institute and the Truckload Carriers Association. Mr. Konezny received a Bachelor of Arts degree from Northwestern University.

Mr. Konezny possesses extensive business, operating and executive expertise. Through his executive positions with PeopleNet, Mr. Konezny has acquired skills in executive management and leadership. Specifically, in his positions as Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of PeopleNet, Mr. Konezny led PeopleNet’s growth, profitability, and solution innovation. He also led PeopleNet's technology team and platform vision, which resulted in the first internet-based solution in the market, patented OTAP (over-the-air-programming), email messaging, handheld integration, Vehicle Management engine data interface, eDriver Logs, Automated Fuel Tax, and Automated Workflow. We believe Mr. Konezny’s management and leadership skills and technological background enable him to be an effective contributing member of the Board.

Tony Trousset. Mr. Trousset has served as a director of the Company since June, 2014. Mr. Trousset has served as the Managing Member of Atlas Technology Group LLC, a privately held company which provides independent mergers and acquisitions and corporate finance advice to technology companies and technology-focused private equity firms (“Atlas Technology”), since he founded Atlas Technology in November 2009. From 2005 until 2008, Mr. Trousset served as Global Head of Software Investment Banking and Co-Head of the West Coast Technology Investment Banking Group at Lehman Brothers Holdings, Inc., a then global financial services firm. From 2001 until 2005, Mr. Trousset served as Global Head of Software Investment Banking at UBS AG, a global financial services firm. During 2005, Mr. Trousset served as Vice President and Head of Corporate Development at SAS Institute, Inc., a privately held provider of business analytics software and services. Mr. Trousset has served as a member of the Board of Directors of the San Francisco Symphony since 2008. Mr. Trousset received a Bachelor of Arts degree from Stanford University in Political Science and Master of Arts degree from Stanford University in Education.

Mr. Trousset has worked in the technology industry for over 18 years as an investment banker, venture capitalist and corporate executive. He has significant experience with mergers and acquisitions in the technology sector. We believe that Trousset’s background and business acumen, give him the qualifications and skills to enable him to serve as an effective contributing member of the Board.

Executive Officers

Kenneth S. Ehrman. See narrative description under the caption “Directors” above.

Michael L. Ehrman. Mr. Ehrman serves as our Chief Technology Officer, a position he has held since March, 2010. Mr. Ehrman previously served as our Executive Vice President of Engineering from August, 1999, until March, 2010. Prior to that, he served as our Executive Vice President of Software Development since joining us in 1995. Mr. Ehrman graduated from Stanford University in 1994 with a Master of Science in Engineering - Economics Systems as well as a Bachelor of Science in Computer Systems Engineering. Upon his graduation in 1994, Mr. Ehrman was employed as a consultant for Andersen Consulting in New York. Mr. Ehrman is the brother of Kenneth S. Ehrman, our Chairman of the Board, Chief Executive Officer and President and a member of our Board.

Norman L. Ellis. Mr. Ellis has served as our Chief Operating Offer since joining us in July 2014. Prior to joining us, from November 2013 until June 2014, Mr. Ellis served as Vice President Sales, Services and Marketing for Omnitracs, Inc. (“Omnitracs”), a provider of integrated wireless systems, applications and services for transportation and logistics companies and a division of Qualcomm Incorporated, a publicly-traded company engaged in the development and commercialization of wireless technologies (“Qualcomm”). From 2008 until November 2013, Mr. Ellis served as Vice President Sales, Services and Marketing for Qualcomm. Mr. Ellis has held several other positions with Qualcomm, including Vice President and General Manager from 2004 to 2008, Vice President-Homeland Security Solutions from 2002 to 2003, Vice President-New Markets from 2000 to 2001 and Director Product Development from 1998 to 1999. He also served as Senior Vice President of Sales and Marketing for Service Transport Inc., a commercial motor carrier of bulk liquids, from 1993 to 1998. Mr. Ellis also has held various positions with Overnite Transportation Inc. (currently known as UPS Ground Freight, Inc.), a provider of transportation services, and with Mason and Dixon Lines, a provider of trucking and logistic solutions. Mr. Ellis received a Bachelor of Arts degree in Business Administration from Emory and Henry College.

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

Bankruptcies

Other than as set forth below, during the past ten years, a petition under the Federal bankruptcy laws or any state insolvency law has not been filed by or against, or a receiver, fiscal agent or similar officer has not been appointed by a court for the business or property of any of our directors or executive officers, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing. Mr. Brodsky served as the Co-Chief Executive Officer of Federated Sports & Gaming Inc. (“Federated”) from October, 2010 until his resignation from Federated, effective March 1, 2012. On February 28, 2012, Federated Sports filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland. Mr. Brodsky served as the Co-Chief Executive Officer of Federated Heartland, Inc. (“Federated Heartland”) from October, 2010 until his resignation from Federated Heartland, effective March 1, 2012. On February 28, 2012, Federated Heartland filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland.

Audit Committee

The Audit Committee of the Board, which is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, is composed of Michael Brodsky, Ron Konezny and Tony Trousset, each of whom is independent under The NASDAQ Stock Market LLC (“Nasdaq”) Rule 5605(c)(2) and Rule 10A-3 under the Exchange Act.

The Board has determined that it has at least one “audit committee financial expert” serving on the Audit Committee. Mr. Brodsky serves as the audit committee financial expert. Mr. Brodsky also serves as the Chairman of the Audit Committee.

Code of Ethics

We have a code of ethics (the “Code of Ethics”) that applies to our Chief Executive Officer, Chief Financial Officer and Controller and other persons who perform similar functions. A copy of our Code of Ethics can be found on our website at www.id-systems.com. The Code of Ethics also is available in print, free of charge, to any stockholder who requests a copy by writing to the Company at the following address: I.D. Systems, Inc., 123 Tice Boulevard, Woodcliff Lake, New Jersey 07677, Attention: Corporate Secretary. Our Code of Ethics is intended to be a codification of the business and ethical principles that guide the Company, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code. We will post any amendment to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or Nasdaq, on our website.

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

Based solely upon a review of Forms 3, 4 and 5 and any amendments to those forms that have been furnished to us, we believe that all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to the fiscal year ended December 31, 2014, except that each of Kenneth S. Ehrman, Michael L. Ehrman and Ned Mavrommatis filed late with the SEC a Form 4 with respect to our withholding of shares of our common stock to satisfy tax withholding obligations upon the vesting of a restricted stock award.

Item 11.        Executive Compensation

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Form 10-K/A.

Members of the Compensation Committee:

Ron Konezny, Chairman

Kenneth Brakebill

Tony Trousset

Compensation Discussion and Analysis

Introduction

This discussion presents the principles underlying our executive officer compensation program. Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion. The focus is primarily on compensation of our executive officers for the fiscal year ended December 31, 2014, but some historical and forward-looking information is also provided to put such year’s compensation information in context. The information presented herein relates to the following individuals who are considered “named executive officers,” under applicable rules and regulations of the SEC, each of whom is sometimes referred to in this Form 10-K/A as a “Named Executive Officer:” (i) Jeffrey M. Jagid, who served as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2014 until March 2, 2014, (ii) Kenneth S. Ehrman, who served as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2014 since June 20, 2014 and as the Company’s Interim Chief Executive Officer from March 2, 2014 until June 20, 2014, (iii) Ned Mavrommatis, who served as the Company’s Chief Financial Officer during the fiscal year ended December 31, 2014, (iv) Michael L. Ehrman, who served as the Company’s Chief Technology Officer during the fiscal year ended December 31, 2014, (v) Norman L. Ellis, who served as the Company’s Chief Operating Officer during the fiscal year ended December 31, 2014 since July 21, 2014, and (vi) Brett Kilpatrick, who served as our Executive Vice President of Worldwide Sales during the fiscal year ended December 31, 2014 until June 6, 2014.

Compensation Philosophy and Objectives

We attempt to apply a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premises that our success is dependent upon the efforts of each employee and that a cooperative, team-oriented environment is an essential part of our culture. We believe in the importance of rewarding our employees for our successes, which is why we emphasize pay-for-performance incentive compensation. Particular emphasis is placed on broad employee equity participation through the use of stock options and restricted stock awards, as well as on annual cash bonuses linked to achievement of our corporate performance goals. We considered the results of the “say on pay” proposal with respect to executive compensation presented to the stockholders at our 2014 annual meeting held on June 20, 2014, and in light of the support the proposal received, we continue to emphasize pay-for-performance incentive compensation, as explained in detail in this Compensation Discussion and Analysis.

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

Total compensation paid to our executive officers is influenced significantly by the need to attract and retain management employees with a high level of expertise and to motivate and retain key executives for our long-term success. Some of the components of compensation, such as salary, are generally fixed and do not vary based on our financial and other performance. Some components, such as bonus and in some cases, such as our long-term incentive plans adopted in prior years, stock options and stock award grants, are dependent upon the achievement of certain goals approved by the Compensation Committee; and for such purpose, the Compensation Committee considers goals for executive officers (other than our Chairman and Chief Executive Officer) recommended by our Chairman and Chief Executive Officer, and includes him in its discussions with respect to such goals. Furthermore, the value of certain of these components, such as stock options and restricted stock, is dependent upon our future stock price.

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

The Compensation Committee monitors the results of the annual advisory “say-on-pay” proposal and incorporates such results as one of many factors considered in connection with the discharge of its responsibilities. At our 2014 annual meeting of stockholders, the stockholders approved, on an advisory basis, the compensation of the Named Executive Officers, and in light of such approval, the Compensation Committee continued with its performance-based compensation philosophy and its balanced approach to the components of its compensation program.

As discussed below, with respect to compensation paid with respect to 2014, the Compensation Committee considered certain compensation information provided by Compensation Resources, Inc. (“CRI”), the compensation consultant retained by the Compensation Committee in 2012, together with certain other compensation information provided by the Hay Group (the “Hay Group”), the compensation consultant retained by the Compensation Committee in March 2014. For purposes of determining the compensation of our executive officers for 2014, the Compensation Committee determined not to place a significant amount of reliance on the information provided by the Hay Group since although the companies identified by the Hay Group as part of the peer group were in the same M2M industry as the Company, such companies had significantly greater revenues and market capitalizations than the Company. The Compensation Committee realizes that benchmarking our compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of compensation practices is useful to obtain an understanding of current compensation practices.

Elements of Executive Officer Compensation

Base Salary. We pay our executive officers a base salary, which we review and determine annually. We believe that a competitive base salary is a necessary element of any compensation program. We believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries are established in part based on the particular executive’s position, responsibility, experience, skills and expected contributions during the coming year and such individual’s performance during the prior year. We also have generally sought to align base compensation levels comparable to our competitors and other companies in similar stages of development. We do not view base salaries as primarily serving our objective of paying for performance, but in attracting and retaining the most qualified executives necessary to run the Company’s business. Since the base salaries of the Named Executive Officers had not been raised since 2012 (except for Michael L. Ehrman’s base salary which was increased from $250,000 to $267,000 for 2013), and with respect to Kenneth S. Ehrman’s, his role with the Company was expanded to include the position of Chief Executive Officer, during the year ended December 31, 2014, the Company increased the base salary of Kenneth S. Ehrman from $267,000 to $350,000 and increased the base salary of each of Ned Mavrommatis and Michael L. Ehrman from $267,000 to $275,000. Upon his appointment as Chief Operating Officer of the Company, Norman L. Ellis became entitled to receive a base salary in the amount of $300,000. The Company continues to focus on pay-for performance structure, which is discussed below.

Cash Incentive Bonus Programs

The primary objective of our annual cash incentive bonus program is to motivate and reward our employees, including our Named Executive Officers, for meeting our short-term objectives using a pay-for-performance program with objectively determinable performance goals. Each of our Named Executive Officers (other than Brett Kilpatrick) was eligible to receive a cash incentive bonus under our Executive Incentive Plan (“EIP”) for the fiscal year ended December 31, 2014, which is discussed below, and Brett Kilpatrick, our former Executive Vice President of Worldwide Sales, was eligible to receive a cash incentive bonus under another cash incentive bonus arrangement, which is discussed below.

Executive Incentive Plan

The objectives of the EIP, which was adopted by Board upon recommendation of the Compensation Committee, are to align the interests of all employees with the Company’s performance goals. The EIP focuses on rewarding executives for the achievement of financial objectives with competitive financial incentives, and provides a systemic plan for establishing definitive performance goals. On March 27, 2014, upon recommendation by the Compensation Committee, the Board established the parameters under the EIP for 2014. For 2014, the Company’s performance goals were based on (i) revenue growth, (ii) “operating profit,” which for these purposes is defined as operating income (loss) from operations, excluding depreciation and amortization and stock-based compensation expense, and (iii) results of the Company’s “I.D. Systems 2.0” strategic initiative, which was an initiative aimed at building quality, repeatable and scalable processes to support the Company’s goals for revenue growth and profitability. Executives were eligible to be awarded cash bonus compensation based on the Company’s annual and quarterly results with respect to revenue growth and annual results with respect to operating profit and the I.D. Systems 2.0 strategic initiative.

The Company accrues funds for the EIP over the course of the applicable plan year. The EIP may be modified or terminated by the Compensation Committee at any time, but incentive awards that have been earned by the participating Named Executive Officers through the date of termination of the EIP will be payable. In addition, target awards and weightings may be modified by the Compensation Committee during the plan year based upon a shift in focus or changing industry standards, or any other factors that the Compensation Committee deems appropriate. The Compensation Committee has the authority to administer the EIP and has the final decision on any discrepancies in interpretation of the EIP.

Awards under the EIP are calculated as a percentage of an executive’s base salary and, as noted above, are based upon revenue growth, operating profit and results of the I.D. Systems 2.0 strategic initiative. In July 2014, the target award under the EIP, which is calculated as a percentage of base salary, for Kenneth S. Ehrman was increased from 70% to 100% of his base salary, for each of Ned Mavrommatis and Michael L. Ehrman was increased from 60% to 67% of his base salary, and for Norman L. Ellis was set at 67% of his base salary, which was prorated based on the date of his appointment as Chief Operating Officer, July 21, 2014. The target award (expressed as a percentage of base salary) for each Named Executive Officer is as follows:

Named Executive Officer	Target Award Percentage
Kenneth S. Ehrman (1)	100%
Jeffrey M. Jagid (1)	80%
Ned Mavrommatis	67%
Michael L. Ehrman	67%
Norman L. Ellis (2)	67%

(1)	Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company and Kenneth S. Ehrman was appointed to serve as the Interim Chief Executive Officer of the Company. Effective as of June 20, 2014, Mr. Ehrman was appointed to serve as Chairman of the Board and Chief Executive Officer of the Company and in connection with such appointment, ceased to serve as Interim Chief Executive Officer of the Company.

(2)	Effective as of July 21, 2014, Norman L. Ellis was appointed to serve as Chief Operating Officer of the Company. As discussed above, the target award percentage for Mr. Ellis was prorated based on the date of such appointment.

The maximum aggregate amount of the Quarterly Revenue Bonuses, the Annual Revenue Bonus, the Operating Profit Bonus and the Strategic Initiative Bonus (each, as defined below), for each executive is 200% of the target award for such executive.

2014 Revenue Targets.

Quarterly Revenue Bonus

Twenty-five percent of the executive’s bonus under the EIP for 2014 was based on quarterly revenue targets (such portion, the “Quarterly Revenue Bonus”). For 2014, for each of the Named Executive Officers entitled to participate in the EIP, the Company’s quarterly revenues (the “Quarterly Revenues”) were required to equal or exceed dollar amounts ranging from $10,265,726 to $12,811,346 (each, the “Quarterly Target Amount”) in order for the executives to receive their full Quarterly Revenue Bonus. If Quarterly Revenues were equal to at least 100% of the Quarterly Target Amount, the executive would be entitled to receive 100% of his Quarterly Revenue Bonus. If the Quarterly Revenues were equal to 90% of the Quarterly Target Amount, the executives would be entitled to receive 50% of his Quarterly Revenue Bonus. The percentage of each Quarterly Revenue Bonus to which the executives would be entitled in the event that the Quarterly Revenues equaled an amount greater than 90% of the Quarterly Target Amount, but less than 100% of the Quarterly Target Amount is determined on a straight-line basis between the two amounts based on the percentage of the target achieved. If the Quarterly Revenues for any quarter did not equal or exceed 90% of the Quarterly Target Amount for such quarter, the executive still would have an opportunity to earn 100% of the Quarterly Revenue Bonus if the year-to-date revenue was achieved in a future quarter. In the event that the Quarterly Revenues for any quarter exceeded the Quarterly Target Amount for such quarter, the executives would not be entitled to receive any additional bonus; however, the cumulative Quarterly Revenues for all four quarters would be considered for calculating the Annual Revenues (as defined below) for purposes of determining the Annual Revenue Bonus.

Any Quarterly Revenue Bonuses for any fiscal quarter are payable to the executives after completion of the Company’s financial statements for such quarter. Participants are not entitled to receive an award unless they are employed by the Company at the time the award is payable by the Company. Based on the Quarterly Revenues for each of the quarters during the fiscal year ended December 31, 2014, each of Kenneth S. Ehrman, Ned Mavrommatis, Norman L. Ellis and Michael L. Ehrman received Quarterly Revenue Bonuses under the EIP for 2014 in the aggregate amount of $85,779, $45,157, $40,000 and $45,157, respectively. Jeffrey M. Jagid was not entitled to receive any Quarterly Revenue Bonus as he was not employed by the Company at the time any Quarterly Revenue Bonus was payable.

Annual Revenue Bonus

Forty percent of the executive’s bonus under the EIP for 2014 was based on annual revenue targets (such portion, the “Annual Revenue Bonus”). For 2014, for each of the Named Executive Officers entitled to participate in the EIP, the Company’s annual revenues (the “Annual Revenues”) were required to equal or exceed $45,940,334 (the “Annual Target Amount”) in order for the executives to receive their full Annual Revenue Bonus. If the Annual Revenues were equal to 100% of the Annual Target Amount, the executive would be entitled to receive 100% of his Annual Revenue Bonus. If the Annual Revenues were equal to 90% of the Annual Target Amount, the executives would be entitled to receive 50% of his Annual Revenue Bonus. The percentage of each Annual Revenue Bonus to which the executives would be entitled in the event that the Annual Revenues equaled an amount greater than 90% of the Annual Target Amount, but less than 100% of the Annual Target Amount is determined on a straight-line basis between the two amounts based on the percentage of the target achieved. In the event that the Annual Revenues exceeded the Annual Target Amount, the executives would be paid based on the actual percentage of the Annual Target Amount achieved; provided, that in the event Annual Revenues exceeded 103% of the Annual Target Amount, for each 1% over 103%, the executive would be entitled to receive an additional 5% of the Annual Revenue Bonus.

Any Annual Revenue Bonuses are payable to the executives after completion of the Company’s audited financial statements for the applicable year. Participants are not entitled to receive an award unless they are employed by the Company at the time the award is payable by the Company. Based on the Annual Revenues for the fiscal year ended December 31, 2014, each of Kenneth S. Ehrman, Ned Mavrommatis, Norman L. Ellis and Michael L. Ehrman received an Annual Revenue Bonus under the EIP for 2014 in the amount of $137,539, $72,404, $24,561 and $72,404, respectively. Jeffrey M. Jagid was not entitled to receive an Annual Revenue Bonus as he was not employed by the Company at the time such Annual Revenue Bonus was payable.

2014 Operating Profit Targets. Fifteen percent of the executive’s bonus under the EIP for 2014 was based on operating profit targets (such portion, the “Operating Profit Bonus”). For these purposes, “operating profit” is defined as operating income (loss) from operations, excluding depreciation and amortization, stock-based compensation expense and expenses associate with the I.D. Systems 2.0 strategic initiative, and was calculated after all bonus expenses (the “Operating Profit”). For 2014, for each of the Named Executive Officers, the Company’s Operating Profit was required to equal or exceed $1,191,965 (the “Target Operating Profit”) in order for the executives to receive 100% of their Operating Profit Bonus. If the Operating Profit were equal to 50% of the Target Operating Profit, the executives would be entitled to receive 50% of his Operating Profit Bonus. The percentage of the Operating Profit Bonus to which the executives would be entitled in the event that the Operating Profit equaled an amount greater than 50% of the Target Operating Profit, but less than 100% of the Target Operating Profit is determined on a straight-line basis between the two amounts based on the percentage of the target achieved. In the event that the Operating Profit exceeded the Target Operating Profit, the executives would be paid based on the actual percentage of the Target Operating Profit; provided, that for every $25,000 of Operating Profit above the Target Operating Profit, the executive would be entitled to receive an additional 1% of the Operating Profit Bonus.

Any Operating Profit Bonuses are payable to the executives after completion of the Company’s audited financial statements for the applicable year. Participants are not entitled to receive an award unless they are employed by the Company at the time the award is payable by the Company. Based on the Company’s actual operating results for 2014, none of Kenneth S. Ehrman, Ned Mavrommatis, Michael L. Ehrman or Norman L. Ellis received Operating Profit Bonuses under the EIP for 2014. In addition, Jeffrey M. Jagid was not entitled to receive any Operating Profit Bonus as he was not employed by the Company at the time the Operating Profit Bonus, if any, would have been payable.

2014 Strategic Initiative Bonus.

Twenty percent of the executive’s bonus under the EIP for 2014 was based on the results of the Company’s “I.D. Systems 2.0” strategic initiative, which was an initiative aimed at building quality, repeatable and scalable processes to support the Company’s goals for revenue growth and profitability (such portion, the “Strategic Initiative Bonus”). For 2014, for each of the Named Executive Officers entitled to participate in the EIP, the amount of the Strategic Initiative Bonus payable was based on the results of the I.D. Systems 2.0 strategic initiative, as determined by the Board, in its sole discretion.

Any Strategic Initiative Bonuses are payable to the executives after completion of the Company’s audited financial statements for the applicable year. Participants are not entitled to receive an award unless they are employed by the Company at the time the award is payable by the Company. Based on the results of the I.D. Systems strategic initiative for 2014, each of Kenneth S. Ehrman, Ned Mavrommatis, Norman L. Ellis and Michael L. Ehrman received a Strategic Initiative Bonus under the EIP for 2014 in the amount of $66,500, $35,008, $19,000 and $35,008, respectively. Jeffrey M. Jagid was not entitled to receive a Strategic Initiative Bonus as he was not employed by the Company at the time such Strategic Initiative Bonus was payable.

Brett Kilpatrick’s Cash Incentive Bonus Arrangement

Our cash incentive bonus arrangement with Brett Kilpatrick, our former Executive Vice President of Worldwide Sales, was intended to reward Mr. Kilpatrick for the achievement of quarterly and annual financial objectives with competitive financial incentives, and provide a systemic plan for establishing definitive performance goals for him. For 2014, the Company’s performance goals for Mr. Kilpatrick were based on quarterly and annual revenue growth for the Company’s vehicle management systems (“VMS”), the Company’s operating profit and the number of VMS units sold with contracts for our cloud-based software known as I.D. Systems Analytics (the “Analytics Units”). For 2014, Mr. Kilpatrick was eligible to receive cash bonus compensation of up to $200,000 if certain performance goals were met, as discussed below.

Twenty-three percent of Mr. Kilpatrick’s bonus for 2014 was based on quarterly VMS revenue targets (such portion, the “VMS Quarterly Revenue Bonus”) and thirty percent of Mr. Kilpatrick’s bonus for 2014 was based on annual VMS revenue targets (such portion, the “VMS Annual Revenue Bonus”). For each quarter during 2014, the Company’s VMS revenues were required to equal or exceed amounts ranging from $5,444,556 to $7,065,880 (the “VMS Revenue Quarterly Target Amounts”) in order for Mr. Kilpatrick to receive the full amount of the VMS Quarterly Revenue Bonus for such quarter, or $11,250. For 2014, the Company’s VMS revenues were required to equal or exceed $24,948,072 (the “VMS Annual Revenue Target Amount”) in order for Mr. Kilpatrick to receive the full VMS Annual Revenue Bonus, or $60,000. After the end of each quarter during 2014 and after the end of 2014, if the Company’s quarterly revenues were equal to at least 90% of the applicable VMS Revenue Quarterly Target Amount (the “VMS Quarterly Revenue Minimum Amount”) and if the Company’s annual revenues were equal to at least 90% of the VMS Annual Revenue Target Amount (the “VMS Annual Revenue Minimum Amount”), respectively, Mr. Kilpatrick would be entitled to receive 50% of the VMS Quarterly Revenue Bonus for such quarter and would be entitled to receive 50% of the VMS Annual Revenue Bonus, respectively. The percentage of each VMS Quarterly Revenue Bonus or VMS Annual Revenue Bonus to which Mr. Kilpatrick would be entitled in the event that the Company’s revenues equaled an amount greater than the applicable VMS Quarterly Revenue Minimum Amount or VMS Annual Revenue Minimum Amount, respectively, but less than the applicable VMS Quarterly Revenue Target Amount or VMS Annual Revenue Target Amount, respectively, is determined on a straight-line basis between the two amounts based on the percentage of the target achieved. In the event that the VMS annual revenues exceeded the VMS Annual Target Amount, Mr. Kilpatrick would be paid based on the actual percentage of the VMS Annual Target Amount achieved; provided, that in the event Annual Revenues exceeded 103% of the VMS Annual Target Amount, for each 1% over 103%, Mr. Kilpatrick would be entitled to receive an additional 5% of the VMS Annual Revenue Bonus.

Twenty-three percent of Mr. Kilpatrick’s bonus for 2014 was based on Operating Profit targets (such portion, the “Annual Operating Profit Bonus”). For 2014, the Company’s Operating Profit was required to equal or exceed the Target Operating Profit in order for Mr. Kilpatrick to receive 100% of the Annual Operating Profit Bonus. If the Operating Profit were equal to 50% of the Target Operating Profit, Mr. Kilpatrick would be entitled to receive 50% of the Annual Operating Profit Bonus. The percentage of the Annual Operating Profit Bonus to which Mr. Kilpatrick would be entitled in the event that the Operating Profit equaled an amount greater than 50% of the Target Operating Profit, but less than 100% of the Target Operating Profit is determined on a straight-line basis between the two amounts based on the percentage of the target achieved. In the event that the Operating Profit exceeded the Target Operating Profit, Mr. Kilpatrick would be paid based on the actual percentage of the Target Operating Profit; provided, that for every $25,000 of Operating Profit above the Target Operating Profit, Mr. Kilpatrick would be entitled to receive an additional 1% of the Annual Operating Profit Bonus.

Twenty-five percent of Mr. Kilpatrick’s bonus for 2014 was based on the number of Analytics Units sold during each quarter (the “Quarterly Units Sales Bonus”). For each quarter during 2014, a minimum number of Analytics Units ranging from 1,000 to 3,500 was required to be sold (the “Quarterly Unit Sales Target Amounts”) in order for Mr. Kilpatrick to receive the full Quarterly Unit Sales Bonus for such quarter, or $12,500. After the end of each quarter during 2014, if the number of Analytics Units sold during such quarter were equal to at least 90% of the applicable Quarterly Unit Sales Target Amount (the “Quarterly Unit Sales Minimum Amount”), Mr. Kilpatrick would be entitled to receive 50% of the Quarterly Unit Sales Bonus for such quarter. The percentage of each Quarterly Sales Unit Bonus to which Mr. Kilpatrick would be entitled in the event that the number of Analytics Units sold equaled an amount greater than the applicable Quarterly Unit Sales Minimum Amount, but less than the applicable Quarterly Unit Sales Target Amount is determined on a straight-line basis between the two amounts based on the percentage of the target achieved.

Mr. Kilpatrick would not be entitled to receive an award unless he is employed by the Company at the time the award is payable by the Company, except that the Board, upon recommendation of the Compensation Committee, determined to prorate Mr. Kilpatrick’s VMS Quarterly Revenue Bonus for the quarter ended June 30, 2014, based on the effective date of Mr. Kilpatrick’s resignation, June 6, 2014. Based on the VMS revenues and the number of Analytics Units sold during the first two quarters of 2014, Mr. Kilpatrick earned VMS Quarterly Revenue Bonuses in the aggregate amount of $14,045. Since Mr. Kilpatrick resigned from his position as Executive Vice President of Worldwide Sales of the Company, effective as of June 6, 2014, he was not entitled to, and did not receive, any other bonuses for 2014.

Equity Compensation

We believe that stock options and restricted stock awards are an important long-term incentive for our executive officers and employees and that our stock option and restricted stock award program has been effective in aligning officer and employee interests with those of our stockholders. We review our equity compensation plans annually. Employees are eligible for annual stock option and restricted stock award grants. These options and grants are intended to produce value for each executive officer if (i) our stockholders derive significant sustained value and (ii) the executive officer remains employed with us.

Historically, the Company did not have any program, plan or obligation under which it was required to grant equity compensation to any executive officer on specified dates or upon the achievement of certain performance goals. The authority to make equity grants to executive officers rests with the Compensation Committee, although, as noted, the Compensation Committee does consider the recommendations of our Chairman and Chief Executive Officer in setting the compensation of our other executive officers. For each year beginning with the year ended December 31, 2009 until the year ended December 31, 2013, the Compensation Committee adopted a long-term incentive plan for our Named Executive Officers, pursuant to which our Named Executive Officers were entitled to earn equity grants upon the achievement of certain price targets relating to the Company’s common stock. Awards granted to executives under these long-term incentive plans generally were broken out into the three categories, performance shares (or performance cash awards), restricted shares of common stock and stock options. At its meeting held in August 2014, the Compensation Committee determined not to adopt a long-term incentive plan for the year ended December 31, 2014, and instead, determined to work with the Company’s management to develop a long-term incentive plan for the fiscal year ending December 31, 2015 that is consistent with the Company’s objectives.

In March 2014, the Compensation Committee granted restricted shares of common stock to each of Kenneth S. Ehrman, Ned Mavrommatis, Michael L. Ehrman and Brett Kilpatrick in consideration of his continued services as an officer of the Company following the resignation of Jeffrey M. Jagid as Chief Executive Officer of the Company, which award, in addition to other vesting requirements, would vest as to 100% of such shares if such Named Executive Officer were to be terminated other than for Cause (as such term is defined in the Company’s 2007 Equity Compensation Plan) within the nine-month period immediately following the date of the appointment of a new Chief Executive Officer of the Company. In September 2014, the Compensation Committee granted restricted shares of common stock to each of Kenneth S. Ehrman, Ned Mavrommatis and Michael L. Ehrman in consideration of his services as an officer of the Company. In addition, in July 2014, the Compensation Committee granted stock options and shares of restricted stock awards to Norman L. Ellis in connection with his appointment as Chief Operating Officer of the Company. The number of stock options and restricted shares of our common stock granted to and held by our Named Executive Officers are set forth in the “Summary Compensation Table” and the “Grants of Plan-Based Awards” table below.

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

Perquisites. Our Chief Executive Officer and certain of our other Named Executive Officers receive an allowance for automobile and related expenses, which amounts are reflected under column titled “All Other Compensation” in the “Summary Compensation Table” below. Our use of perquisites as an element of compensation is very limited. We do not view perquisites as a significant element of our comprehensive compensation structure.

 Peer Group

In making decisions regarding the compensation of our executive officers, the Compensation Committee generally considers compensation and survey data for similarly situated executives at a comparison group of companies it considers our peer group. These comparison data are primarily used to gauge the reasonableness and competitiveness of executive compensation decisions. The Compensation Committee utilized as a reference for determining competitive total compensation packages for our Named Executive Officers for 2014, our peer group of companies that were identified by CRI, the compensation consultant retained by the Compensation Committee in 2012, together with group of companies identified as our peer group by the Hay Group; however, as discussed above, the Compensation Committee determined not to place a significant amount of reliance on the information provided by the Hay Group since although the companies identified by the Hay Group as part of the peer group were in the same M2M industry as the Company, such companies had significantly greater revenues and market capitalizations than the Company. While the Compensation Committee refers to information with respect to its peer group for purposes of determining compensation of the executive officers, it does not benchmark compensation for the Named Executive Officers against the peer group. The peer group of companies determined by CRI was based on revenue, organizational profile and geographic location and the peer group of companies determined by the Hay Group was based primarily on industry.

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

The following companies were identified as members of our peer group by CRI in 2012:

Anadigics Inc.	NVE Corporation
CalAmp Corp.	Orbcomm Inc.
Chyron Corporation	Orbit International Corp.
Identive Group Inc. (formerly SCM Microsystems, Inc.)	Par Techonology Corp. RELM Wireless Corporation
LoJack Corporation	Telular Corp.
Memsic, Inc.	Vasco Data Sec. Int’l Inc.
Numerex Corp.	XATA Corporation

The following companies were identified as members of our peer group by the Hay Group in 2014:

CalAmp Corp.	Novatel Wireless Inc.
Digi International Inc.	Numerex Corp
Fleetmatics Group PLC	ORBCOMM Inc.
Globalstar, Inc.	Sierra Wireless, Inc.
Iridium Communications Inc.	Telular Corp.
LoJack Corp	XRS Corporation

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

Severance Agreements

On September 22, 2009, the Company entered into severance agreements with each of Jeffrey M. Jagid, the Company’s former Chief Executive Officer, Kenneth S.Ehrman, the Company’s Chief Executive Officer and President, Ned Mavrommatis, the Company’s Chief Financial Officer, Treasurer and Corporate Secretary, and Michael L. Ehrman, the Company’s Chief Technology Officer, and on March 27, 2014, the Company entered into a severance agreement with Brett Kilpatrick, the Company’s former Executive Vice President of Worldwide Sales (such agreements, collectively, the “Severance Agreements,” and each, a “Severance Agreement”). Jeffrey M. Jagid, Kenneth S. Ehrman, Ned Mavrommatis, Michael L. Ehrman and Brett Kilpatrick are sometimes collectively referred to in this section as the “Executives” and each, an “Executive.” The Severance Agreements were previously approved by the Compensation Committee of the Board and presented to the full Board.

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

On March 21, 2014, the Company and Mr. Jagid entered into a Separation and General Release Agreement (the “Jagid Separation Agreement”) pursuant to which, in exchange for a general release of claims and certain restrictive covenants, the Company agreed to pay Mr. Jagid 18 months’ base salary, one-third of which was paid to Mr. Jagid on March 31, 2014, and the remainder of which will be paid over 18 months in accordance with the Company’s normal payroll practices. In addition, the vesting of Mr. Jagid’s unvested stock options and restricted stock awards were accelerated, and Mr. Jagid will have 15 months to exercise his stock options. Mr. Jagid is not entitled to receive any Interim Shares under the Severance Agreement in respect of any Performance Share awards previously granted to him.

Compensation Tables

The following table, which should be read in conjunction with the explanations provided above, sets forth summary compensation information for the year ended December 31, 2014 for our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus($)		Stock Awards ($)(1)(2)(3)	Option Awards ($)(1)(4)	Non-equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)

Kenneth S. Ehrman,	2014	303,529	(8)	$30,000	(9)	430,250	-	289,818	46,452	1,100,049
Chairman, President and	2013	267,000		-		39,919	82,500	-	45,986	435,405
Chief Executive Officer (7)	2012	267,000		-		42,047	75,000	136,971	47,839	568,857

Jeffrey M. Jagid,	2014	54,167		-		213,496	201,186	-	538,220	1,007,069
Chairman and Chief	2013	325,000		-		66,527	137,500	-	42,716	571,743
Executive Officer (7)	2012	325,000		-		70,082	125,000	222,300	45,985	788,367

Ned Mavrommatis	2014	270,521	(8)	-		371,950	-	152,568	37,184	832,223
Chief Financial	2013	267,000		-		39,919	82,500	-	33,573	422,992
Officer, Treasurer and	2012	267,000		-		42,047	75,000	136,971	44,236	565,254
Corporate Secretary

Norman L. Ellis (10)	2014	135,385	(11)	-		262,000	159,000	83,561	5,163	645,109
Chief Operating	2013	-		-		-	-	-	-	-
Officer	2012	-		-		-	-	-	-	-

Michael L. Ehrman,	2014	270,521	(8)	-		371,950	-	152,568	35,809	830,848
Chief Technology	2013	267,000		-		33,266	68,750	-	34,348	403,364
Officer	2012	250,000		-		35,041	62,500	106,875	37,562	491,978

Brett Kilpatrick,	2014	112,820		-		87,450	-	14,045	-	214,315
Executive Vice	2013	250,000		-		33,266	68,750	-	-	352,016
President of	2012	250,000		-		35,041	62,500	113,891	-	461,432
Worldwide Sales (12)

__________________________

(1)	The dollar amount shown under the headings “Stock Awards” and “Option Awards” with respect to each of the Named Executive Officers other than Jeffrey M. Jagid for the fiscal years ended December 31, 2014, 2013 and 2012 and with respect to Jeffrey M. Jagid for the fiscal years ended December 31, 2013 and 2012 reflect the aggregate grant date fair value of restricted stock, performance shares and option awards granted in the fiscal year indicated, computed in accordance with ASC 718, disregarding service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock and option awards, see “Note 2(S)—Summary of Significant Accounting Policies—Stock-based compensation” and “Note 11—Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

(2)	The value of the performance share awards granted during the fiscal year ended December 31, 2012 to each of Jeffrey Jagid, Ned Mavrommatis, Kenneth S. Ehrman, Michael L. Ehrman and Brett Kilpatrick, at the date of grant, assuming the highest level of performance conditions will be achieved, are $63,000, $37,798, $37,798, $31,500 and $31,500, respectively.

(3)	The dollar amount shown under the heading “Stock Awards” with respect to Jeffrey M. Jagid for the fiscal year ended December 31, 2014 represents the aggregate fair value of 35,642 restricted shares of common stock that were modified on March 28, 2014 to accelerate the full vesting thereof in accordance with the terms of the Jagid Separation Agreement, computed in accordance with ASC 718.

(4)	The dollar amount shown under the heading “Option Awards” with respect to Jeffrey M. Jagid for the fiscal year ended December 31, 2014 includes (i) $182,777, which represents the fair value of option awards that were modified on March 28, 2014 to accelerate the full vesting thereof in accordance with the terms of the Jagid Separation Agreement, computed in accordance with ASC 718, and (ii) $18,409, which represents the fair value of option awards that were modified on March 28, 2014 to extend the exercise period thereof until May 31, 2015 in accordance with the terms of the Jagid Separation Agreement, computed in accordance with ASC 718.

(5)	The dollar amount shown under the heading “Non-Equity Incentive Plan Compensation” (i) for each of Kenneth S. Ehrman, Ned Mavrommatis, Norman L. Ellis and Michael L. Ehrman represents bonus earned for such fiscal year (although $226,763, $119,374, $63,561 and $119,374 of such amount, respectively, was paid in the following fiscal year) pursuant to the Executive Incentive Plan and (ii) for Brett Kilpatrick represents bonus earned under his cash bonus compensation arrangements for such fiscal year, all of which was paid to him during such fiscal year.

(6)	The dollar amounts shown under the heading “All other compensation” represent the incremental cost of all perquisites and other personal benefits to our Named Executive Officers, for automobile allowance and related expenses and health insurance premiums and with respect to Jeffrey M. Jagid for 2014, the amount accrued under this severance agreement. The automobile allowance and related expenses for 2014 for each of Jeffrey M. Jagid, Kenneth S. Ehrman, Ned Mavrommatis, Norman L. Ellis, Michael L. Ehrman and Brett Kilpatrick were $9,898, $34,812, $25,544, $0, $24,169 and $0, respectively; the health insurance premiums for 2014 for each of Jeffrey M. Jagid, Kenneth S. Ehrman, Ned Mavrommatis, Norman L. Ellis, Michael L. Ehrman and Brett Kilpatrick were $1,940, $11,640, $11,640, $5,163, $11,640 and $0, respectively; and the amount accrued under Jeffrey M. Jagid’s severance agreement for 2014 was $526,382, representing 18 months of base salary and 18 months of health insurance benefits, $344,934 of which was paid in 2014. The automobile allowance and related expenses for 2013 for each of Jeffrey M. Jagid, Ned Mavrommatis, Kenneth S. Ehrman and Michael L. Ehrman were $31,640, $22,497, $34,910 and $23,272, respectively; and the health insurance premiums for 2013 for each of Jeffrey M. Jagid, Ned Mavrommatis, Kenneth S. Ehrman and Michael L. Ehrman were $11,760. The automobile allowance and related expenses for 2012 for each of Jeffrey M. Jagid, Ned Mavrommatis, Kenneth S. Ehrman and Michael L. Ehrman were $33,000, $24,000, $24,000 and $20,400, respectively; and the health insurance premiums for 2012 for each of Jeffrey M. Jagid, Ned Mavrommatis, Kenneth S. Ehrman and Michael L. Ehrman were $15,835.

(7)	Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company and Kenneth S. Ehrman was appointed to serve as the Interim Chief Executive Officer of the Company. Effective as of June 20, 2014, Mr. Ehrman was appointed to serve as Chairman of the Board and Chief Executive Officer of the Company and in connection with such appointment, ceased to serve as Interim Chief Executive Officer of the Company.

(8)	Effective as of July 31, 2014, the base salary of Kenneth S. Ehrman was increased from $267,000 to $350,000 and the base salary of each of Ned Mavrommatis and Michael S. Ehrman was increased from $267,000 to $275,000.

(9)	On March 27, 2014, Mr. Ehrman received a non-recoverable upfront bonus payment of $30,000 in consideration for Mr. Ehrman’s assumption of the position of Interim Chief Executive Officer of the Company on March 2, 2014, which payment represented the aggregate amount of a $7,500 monthly bonus for the first four months of Mr. Ehrman’s service as Interim Chief Executive Officer.

(10)	Effective as of July 21, 2014, Norman L. Ellis was appointed to serve as the Chief Operating Officer of the Company.

(11)	Effective as of July 21, 2014, Norman L. Ellis became entitled to receive a base salary of $300,000 in connection with his appointment as Chief Operating Officer of the Company.

(12)	Brett Kilpatrick served as our Executive Vice President of Worldwide Sales from March 30, 2012 until June 6, 2014, the effective date of Mr. Kilpatrick’s resignation from such position. Mr. Kilpatrick’s base salary was increased from $225,000 to $250,000 on April 15, 2011.

Grants of Plan-Based Awards

The following table provides certain information with respect to restricted stock awards and options granted to our Named Executive Officers during the fiscal year ended December 31, 2014.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(#)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	(#)(2)	(#)(3)	($/Sh)	($)(4)

Kenneth S. Ehrman (5)	7/28/2014	175,000	350,000	700,000	-	-	-	-	-	-	-
	3/27/2014	-	-	-	-	-	-	25,000	-	-	145,750
	9/08/2014	-	-	-	-	-	-	50,000	-	-	284,500

Jeffrey M. Jagid (5)	-	-	-	-	-	-	-	-	-	-	-

Ned Mavrommatis	7/28/2014	92,125	184,250	368,500	-	-	-	-	-	-	-
	3/27/2014	-	-	-	-	-	-	15,000	-	-	87,450
	9/08/2014	-	-	-	-	-	-	50,000	-	-	284,500

Norman L. Ellis(6)	7/28/2014	50,000	100,000	200,000	-	-	-	-	-	-	-
	7/21/2014	-	-	-	-	-	-	50,000	-	-	262,000
	7/21/2014	-	-	-	-	-	-	-	100,000	5.24	159,000

Michael L. Ehrman	7/28/2014	92,125	184,250	368,500	-	-	-	-	-	-	-
	3/27/2014	-	-	-	-	-	-	15,000	-	-	87,450
	9/08/2014	-	-	-	-	-	-	50,000	-	-	284,500

Brett Kilpatrick (7)	3/13/2014	100,000	200,000	400,000	-	-	-	-	-	-	-
	3/27/2014	-	-	-	-	-	-	15,000	-	-	87,450

__________________________

(1)	The information under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” relates to cash bonuses for the fiscal year ended December 31, 2014 payable to our Named Executive Officers (other than Brett Kilpatrick) based on the achievement of quarterly and annual revenue goals, “operating profit” (which for these purposes is defined as operating income (loss) from operations, excluding depreciation and amortization and stock based compensation and expenses associated with the I.D. Systems 2.0 strategic initiative) and I.D. Systems 2.0 strategic initiative goals for 2014 pursuant to our Executive Incentive Plan and in the case of Brett Kilpatrick, based on the achievement of certain quarterly and annual revenue goals, operating profit, and unit sales goals for 2014 pursuant to his cash bonus compensation arrangements. The dollar amounts for Norman L. Ellis are prorated based on the date of his appointment as Chief Operating Officer, July 21, 2014. The annual threshold, target and maximum dollar amounts for Mr. Ellis were $100,000, $200,000 and $400,000, respectively.

(2)	Represents restricted shares issued under the Company’s 2007 Equity Compensation Plan. With respect to each of Kenneth S. Ehrman, Ned Mavrommatis, Michael Ehrman and Brett Kilpatrick, this award includes 25,000, 15,000, 15,000 and 15,000 restricted shares of our common stock, respectively, granted on March 27, 2014, 50% of which vest on the first anniversary of the grant date and 50% of which shares vest on the second anniversary of the grant date provided that he is employed by the Company on each such date; provided further, that 100% of such shares would vest if such Named Executive Officer were to be terminated other than for Cause (as such term is defined in the 2007 Equity Compensation Plan) within the nine-month period immediately following the date of the appointment of a new Chief Executive Officer of the Company. With respect to each of Kenneth S. Ehrman, Ned Mavrommatis and Michael Ehrman, this award also includes 50,000 restricted shares of our common stock granted on September 8, 2014, 25% of which shares vest on each of the first, second, third and fourth anniversaries of the grant date provided that he is employed by the Company on each such date. With respect to Mr. Ellis, this award includes 50,000 restricted shares of our common stock granted on July 21, 2014, 100% of which shares vest on the third anniversary of the grant date, provided that he is employed by the Company on such date.

(3)	The information under “All Other Option Awards: Number of Securities Underlying Options” relates to options to purchase up to 100,000 shares of our common stock issued on July 21, 2014 to Mr. Ellis outside of the Company’s stockholder-approved equity compensation plans as an inducement material to Mr. Ellis’ accepting his appointment as the Chief Operating Officer of the Company and entering into employment with the Company. One-third of such options will vest on each anniversary of the date of grant provided that Mr. Ellis continues to be an employee of the Company on each such anniversary.

(4)	Calculated based on the closing price of our common stock, as reported on the NASDAQ Global Market on the date of grant of the award.

(5)	Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company and Kenneth S. Ehrman was appointed to serve as the Interim Chief Executive Officer of the Company. Effective as of June 20, 2014, Mr. Ehrman was appointed to serve as Chairman of the Board and Chief Executive Officer of the Company and in connection with such appointment, ceased to serve as Interim Chief Executive Officer of the Company.

(6)	Effective as of July 21, 2014, Norman L. Ellis was appointed to serve as Chief Operating Officer of the Company.

(7)	On May 13, 2014, Mr. Kilpatrick resigned from his position as Executive Vice President of Worldwide Sales of the Company, effective as of June 6, 2014.

Stock Option Exercises and Vesting of Restricted Stock Awards

The following table provides certain information with respect to options that were exercised and shares of restricted stock that vested for each of our Named Executive Officers during the fiscal year ended December 31, 2014.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Kenneth S. Ehrman (3)	-	-	8,020	$46,195
Jeffrey M. Jagid (3)	-	-	35,642	$213,496
Ned Mavrommatis	-	-	8,020	$46,195
Norman L. Ellis (4)	-	-	-	-
Michael L. Ehrman	-	-	6,684	$38,500
Brett Kilpatrick (5)	26,250	$88,654	-	-

_____________

(1)	Represents the difference between the market price of the underlying securities at exercise of the option and the exercise price of the option.

(2)	Represents the aggregate dollar value of the shares on the vesting date.

(3)	Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company and Kenneth S. Ehrman was appointed to serve as the Interim Chief Executive Officer of the Company. Effective as of June 20, 2014, Mr. Ehrman was appointed to serve as Chairman of the Board and Chief Executive Officer of the Company and in connection with such appointment, ceased to serve as Interim Chief Executive Officer of the Company.

(4)	Effective as of July 21, 2014, Norman L. Ellis was appointed to serve as Chief Operating Officer of the Company.

(5)	On May 13, 2014, Mr. Kilpatrick resigned from his position as Executive Vice President of Worldwide Sales of the Company, effective as of June 6, 2014.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards held by each of our Named Executive Officers at December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)

Jeffrey M. Jagid(8)	60,000	-	11.35	3/3/2015	(4)	-	-	-	-
	20,000	-	7.41	5/31/2015	(4)	-	-	-	-
	54,878	-	3.54	5/23/2015	(5)	-	-	-	-
	80,357	-	2.84	5/31/2015	(5)	-	-	-	-
	28,435	-	4.55	5/31/2015	(5)	-	-	-	-
	67,568	-	5.93	5/31/2015	(5)	-	-	-	-
	68,069	-	5.71	5/31/2015	(6)	-	-	-	-

Ned Mavrommatis	49,000	-	11.35	3/3/2015	(4)	6,374	42,642	3,187	21,321
	16,000	-	7.41	2/27/2018	(4)	6,991	46,770	-	-
	30,488	-	3.54	6/29/2019	(5)	15,000	100,350	-	-
	44,643	-	2.84	2/5/2020	(5)	50,000	334,500	-	-
	17,061		4.55	3/30/2021	(5)	-	-	-	-
	-	40,541	5.93	3/29/2022	(5)	-	-	-	-
	20,421	20,421	5.71	4/4/2023	(6)	-	-	-	-

Kenneth S. Ehrman(8)	51,000	-	11.35	3/3/2015	(4)	6,374	42,642	3,187	21,321
	16,000	-	7.41	2/27/2018	(4)	6,991	46,770	-	-
	30,488	-	3.54	6/29/2019	(5)	25,000	167,250	-	-
	44,643	-	2.84	2/5/2020	(5)	50,000	334,500	-	-
	17,061	-	4.55	3/30/2021	(5)	-	-	-	-
	-	40,541	5.93	3/29/2022	(5)	-	-	-	-
	20,421	20,421	5.71	4/4/2023	(6)	-	-	-	-

Michael L. Ehrman	57,000	-	11.35	3/3/2015	(4)	5,312	35,537	2,656	17,769
	16,000	-	7.41	2/27/2018	(4)	5,826	38,976	-	-
	30,488	-	3.54	6/29/2019	(5)	15,000	100,350	-	-
	44,643	-	2.84	2/5/2020	(5)	50,000	334,500	-	-
	14,217	-	4.55	3/30/2021	(5)	-	-	-	-
	-	33,784	5.93	3/29/2022	(5)	-	-	-	-
	17,018	17,017	5.71	4/4/2023	(6)	-	-	-	-

Norman L. Ellis(9)	-	100,000	5.24	7/1/2024	(7)	50,000	334,500	-	-

Brett Kilpatrick(10)	-	-	-	-		-	-	-	-

________________

(1)	The amounts under “Number of Shares or Units of Stock That Have Not Vested” represent shares of our restricted common stock issued under the 2007 Equity Compensation Plan.

(2)	The amounts under “Market Value of Shares or Units of Stock That Have Not Vested” and “Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested” are calculated based on $6.69 per share, the closing price per share of our common stock, as reported on the NASDAQ Global Market, on December 31, 2014.

(3)	The information under “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” relates to performance shares issued under the 2007 Equity Compensation Plan pursuant to our long-term incentive plan for 2012. The amount with respect to each Named Executive Officer represents the “threshold” numbers of shares of our common stock payable under restricted stock units based on the achievement of stock price targets.

(4)	Except with respect to Jeffrey M. Jagid’s option awards, these option awards vest over a five-year period, such that twenty percent (20%) of the award vests each year on the anniversary of the grant date, provided that the holder is employed by the Company on such date. Mr. Jagid’s option awards fully vested on March 28, 2014 in accordance with the terms of the Jagid Separation Agreement.

(5)	Except with respect to Jeffrey M. Jagid’s option awards, one hundred percent (100%) of these option awards vest on the third anniversary of the grant date, provided that the holder is employed by the Company on such date. Mr. Jagid’s option awards fully vested on March 28, 2014 in accordance with the terms of the Jagid Separation Agreement.

(6)	Except with respect to Jeffrey M. Jagid’s option awards, these option awards vest over a four-year period, such that twenty five (25%) of the award vests each year on the anniversary of the grant date, provided that the holder is employed by the Company on such date. Mr. Jagid’s option awards fully vested on March 28, 2014 in accordance with the terms of the Jagid Separation Agreement.

(7)	These option awards vest over a three-year period, such that one third of the award vests each year on the anniversary of the grant date, provided that the holder is employed by the Company on such date.

(8)	Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company and Kenneth S. Ehrman was appointed to serve as the Interim Chief Executive Officer of the Company. Effective as of June 20, 2014, Mr. Ehrman was appointed to serve as Chairman of the Board and Chief Executive Officer of the Company and in connection with such appointment, ceased to serve as Interim Chief Executive Officer of the Company.

(9)	Effective as of July 21, 2014, Norman L. Ellis was appointed to serve as Chief Operating Officer of the Company.

(10)	On May 13, 2014, Mr. Kilpatrick resigned from his position as Executive Vice President of Worldwide Sales of the Company, effective as of June 6, 2014.

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

Estimated Payments Upon Termination or Change in Control

The following table shows potential payments to the Company’s Named Executive Officers (other than Jeffrey M. Jagid and Brett Kilpatrick who resigned from their respective positions, effective as of March 2, 2014 and June 6, 2014, respectively) under existing severance agreements, plans or arrangements in connection with a termination of employment or change in control with respect to the Company. The following table assumes a December 31, 2014 termination or change in control date, and uses the closing price of the Company’s common stock on the NASDAQ Global Market on December 31, 2014 ($6.69). The disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officer. These actual amounts would only be known at the time the Named Executive Officers become eligible for payment and would only be payable upon the termination of employment or change in control.

Name	Benefit	Non Change-in- Control Termination (Without Cause or for Good Reason)($)		Change-in-Control Termination (Without Cause or for Good Reason)($)		Change-in- Control Only($)

Kenneth S. Ehrman (1)	Severance Pay	$437,500		$437,500		-
	Exercise of Vested Stock Options Upon Termination	$44,921	(2)	$70,836	(3)	$70,836	(3)
	Realization of Restricted Stock Awards Upon Termination	$148,697		$591,162		$591,162
	Realization of Performance Share Awards Upon Termination	-	(4)	-	(5)	-	(5)
	Benefit Continuation	$29,901		$29,901		-

Ned Mavrommatis	Severance Pay	$275,000		$275,000		-
	Exercise of Vested Stock Options Upon Termination	$44,921	(2)	$70,836	(3)	$70,836	(3)
	Realization of Restricted Stock Awards Upon Termination	$123,609		$524,262		$524,262
	Realization of Performance Share Awards Upon Termination	-	(4)	-	(5)	-	(5)
	Benefit Continuation	$23,921		$23,921		-

Norman L. Ellis (6)	Severance Pay	-		-		-
	Exercise of Vested Stock Options Upon Termination	-		$145,000	(3)	$145,000	(3)
	Realization of Restricted Stock Awards Upon Termination	-		$334,500		$334,500
	Realization of Performance Share Awards Upon Termination	-		-		-
	Benefit Continuation

Michael L. Ehrman	Severance Pay	$275,000		$275,000		-
	Exercise of Vested Stock Options Upon Termination	$37,434	(2)	$59,030	(3)	$59,030
	Realization of Restricted Stock Awards Upon Termination	$112,767		$509,363		$509,363
	Realization of Performance Share Awards Upon Termination	-	(4)	-	(5)	-	(5)
	Benefit Continuation	$23,921		$23,921		-

__________________________

(1)	Effective as of March 2, 2014, Kenneth S. Ehrman was appointed to serve as the Interim Chief Executive Officer of the Company and effective as of June 20, 2014, Mr. Ehrman was appointed to serve as Chairman of the Board and Chief Executive Officer of the Company and in connection with such appointment, ceased to serve as Interim Chief Executive Officer of the Company.

(2)	Pursuant to the option award agreements entered into between the Company and each Named Executive Officer, options that have vested as of the date of termination of employment generally are exercisable for a period of 90 days following the date of termination (or 365 days, in the case of termination of employment resulting from death or disability). Moreover, the terms of the severance agreements entered into between the Company and each of the Named Executive Officers (other than Norman L. Ellis) generally provide for accelerated vesting of a portion of the unvested options held by the individual in the event of termination of his employment for either of the following reasons (each, a “Trigger Event”): (i) the termination of the executive’s employment by the Company without “cause” (as defined in the severance agreements), or (ii) the executive’s resignation for “good reason” within six months following a “change in control event” (as each such term is defined in the severance agreements). Thus, the amounts reported in the table assume the exercise of any such stock options held by the Named Executive Officers at December 31, 2014 that were in-the-money as of such date.

(3)	Our equity compensation plans provide that all outstanding options will become exercisable upon a change in control (as defined in the applicable plan). Thus, the amounts reported in the table assume the exercise of any such stock options held by the Named Executive Officers at December 31, 2014 that were in-the-money as of such date.

(4)	Pursuant to the severance agreements entered into between the Company and each of our Named Executive Officers (other than Norman L. Ellis), upon the occurrence of a Trigger Event, performance shares granted under restricted stock unit award agreements entered into by the Company and such executive will be awarded in an amount and to the extent of the sum of any “interim shares” that may have been earned but not issued upon the achievement of certain performance targets as of the end of any of the first two fiscal years within the three-year performance period. However, as these performance targets had not been met as of December 31, 2014, no portion of the performance shares would be issuable to any of the executives as of such date.

(5)	Under the long-term incentive plan for 2012 and related restricted stock unit award agreements entered into between the Company and each Named Executive Officer (other than Norman L. Ellis), upon the occurrence of a change in control (as defined in the Company’s 2007 Equity Compensation Plan), performance shares granted under restricted stock unit award agreements entered into by the Company and each Named Executive Officer (other than Norman L. Ellis) will be awarded in an amount and to the extent of the sum of any “interim shares” that may have been earned but not issued upon the achievement of certain performance targets as of the end of any of the first two fiscal years within the three-year performance period. However, as these performance targets had not been met as of December 31, 2014, no portion of the performance shares would be issuable to any of the Named Executive Officers as of such date.

(6)	Effective as of July 21, 2014, Norman L. Ellis was appointed to serve as Chief Operating Officer of the Company.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Kenneth Brakebill, Ron Konezny and Tony Trousset. During the fiscal year ended December 31, 2014, Harold D. Copperman, Robert J. Farrell and Michael P. Monaco served as members of the Compensation Committee until June 20, 2014, and Kenneth Brakebill, Ron Konezny and Tony Trousset served as members of the Compensation Committee, commencing on June 20, 2014. No member of the Compensation Committee is or has been an executive officer or employee of our Company or except as set forth under Item 13 of this Part III of this Form 10-K/A, had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2014.

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

Non-Employee Directors

In March, 2012, based on the recommendation of CRI, a compensation consultant engaged by the Compensation Committee in 2011, and other information provided by CRI, including compensation and survey data of a comparison group of companies that CRI considered as our peer group, as discussed above under “Executive Compensation — Compensation Discussion and Analysis — Peer Group,” we adopted a non-employee director compensation program pursuant to which non-employee directors are entitled to receive annual compensation having economic value of approximately $70,000, which includes a cash retainer of $20,000, and restricted stock grants with an economic value of approximately $50,000. In August, 2014, the Compensation Committee determined that the cash retainer may instead be paid, at each director’s election, in cash or in restricted shares of our common stock. Each of the non-employee directors elected to be paid his retainer for 2014 in restricted shares of our common stock. With respect to restricted stock awards, the number of shares issuable was calculated based on the average of the reported closing price per share of the stock on the NASDAQ Global Market for the twenty (20) consecutive trading days prior to the date of grant.

In addition, each of the lead director and the chairperson of each of the committees of the Board is entitled to a supplemental retainer, which may be paid, at each director’s election, in cash or in restricted shares of our common stock. Specifically, the lead director receives an additional $15,000 per year of service; the chairperson of the Audit Committee receives an additional $15,000 per year of service; the chairperson of the Compensation Committee receives an additional $10,000 per year of service; and the chairperson of the Nominating Committee receives an additional $8,000 per year of service. In addition, if during the year, any director attends, in person or by telephone, more than eight meetings of the Board and/or any committee thereof, in the aggregate, such director will be entitled to receive for each additional meeting attended in person or by telephone a payment of $1,000 or $500; however, the directors maintain discretion to waive, and have on occasion agreed to waive, those additional meeting fees. Each of the non-employee directors elected to be paid his supplemental retainer for 2014 in restricted shares of our common stock.

Our non-employee directors are entitled to participate in the Company’s 2009 Non-Employee Director Equity Compensation Plan (the “2009 Plan”), which was adopted by the Board in April, 2009, and approved by our stockholders in June, 2009. In June, 2011, our stockholders also approved an amendment to the 2009 Plan, which increased the number of shares available for issuance under the 2009 Plan from 300,000 to 600,000. As of April 28, 2015, a total of 46,808 shares of our common stock remain reserved and available for issuance under the 2009 Plan, as amended. Non-employee directors are eligible to be awarded non-qualified stock options and shares of restricted stock under the 2009 Plan. A recipient of restricted stock under the 2009 Plan is entitled to vote such shares and would be entitled to dividends, if any, paid on such shares, but is not entitled to dispose of such shares until they have vested in accordance with the terms of the applicable award.

During the fiscal year ended December 31, 2014, each of Kenneth Brakebill, Michael Brodsky, Ron Konezny and Tony Trousset was awarded 14,247, 18,265, 14,612 and 12,785 restricted shares of common stock, respectively, in consideration for his services as a director of the Company and each of Messrs. Brakebill, Brodsky, Konezny and Trousset was awarded a stock option to purchase 45,000 shares of common stock in connection with his agreeing to serve as a director of the Company. All of these awards were made pursuant to the 2009 Plan. Each of the restricted stock awards granted to Messrs. Brakebill, Brodsky, Konezny and Trousset was granted on September 8, 2014 and vest as to 100% of such shares on the first anniversary of the date of grant provided that such non-employee director is then serving as a director of the Company. Each of the stock options granted to Messrs. Brakebill, Brodsky, Konezny and Trousset vest in equal increments of 25% on an annual basis over the four-year period following the date of grant, provided that such non-employee director is serving as a director of the Company on each such date. None of Messrs. Burstein, Copperman, Farrell and Monaco were granted any equity awards during the fiscal year ended December 31, 2014.

Our non-employee directors are not entitled to retirement, benefit or other perquisite programs.

The following table provides certain information with respect to the compensation paid to our non-employee directors during the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)(1)(3)(4)	Stock Awards ($)(2)(3)(4)	Option Awards ($)(5)(6)	Total ($)
Kenneth Brakebill (7)	$28,000	$51,967	$93,600	$174,665
Michael Brodsky (7)	$50,000	$51,967	$93,600	$197,528
Ron Konezny (7)	$30,000	$51,967	$93,600	$176,742
Tony Trousset (7)	$20,000	$51,967	$93,600	$166,347
Lawrence S. Burstein (8)	$16,500	—	—	$16,500
Harold D. Copperman (8)	$16,500	—	—	$16,500
Robert J. Farrell (8)	$6,250	—	—	$6,250
Michael P. Monaco (8)	$16,500	—	—	$16,500

_______________

(1)	The amount under this column with respect to each of Kenneth Brakebill, Michael Brodsky, Ron Konezny and Tony Trousset reflects the dollar amount of fees for which such non-employee director elected to be paid in restricted shares of our common stock in lieu of cash, which shares were issued under the 2009 Plan on September 8, 2014. The number of restricted shares issued to each of such non-employee directors in lieu of cash was calculated based on the average of the reported closing price per share of the stock on the NASDAQ Global Market for the twenty (20) consecutive trading days prior to the date of grant. Messrs. Brakebill, Brodsky, Konezny and Trousset were granted 5,114, 9,132, 5,479 and 3,652 restricted shares of our common stock, respectively, in lieu of cash, the aggregate grant date fair value of which, computed in accordance with ASC 718, disregarding any service-based vesting conditions, is $29,099, $51,961, $31,175 and $20,780, respectively.

(2)	The amounts under this column reflect the aggregate grant date fair value of 9,133 restricted shares of our common stock granted to each of Kenneth Brakebill, Michael Brodsky, Ron Konezny and Tony Trousset, under the 2009 Plan on September 8, 2014, computed in accordance with ASC 718, disregarding any service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock awards, see “Note 2(S) — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 11 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The amounts set forth under this column do not include the restricted shares of common stock granted in lieu of cash for fees set forth under the column “Fees Earned or Paid in Cash.”

(3)	Each of the restricted stock awards granted to Kenneth Brakebill, Michael Brodsky, Ron Konezny and Tony Trousset will vest in full on September 8, 2015; provided that such non-employee director is a director of the Company on such date.

(4)	At December 31, 2014, Kenneth Brakebill held 14,247 shares of restricted stock; Michael Brodsky held 18,265 shares of restricted stock; Ron Konezny held 14,612 shares of restricted stock; and Tony Trousset held 12,785 shares of restricted stock.

(5)	The amounts under this column reflect the aggregate grant date fair value of options to purchase 45,000 shares of our common stock granted to each of our non-employee directors under the 2009 Plan on September 8, 2014, computed in accordance with ASC 718, Compensation — Stock Compensation, disregarding any service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock options, see “Note 2(S) — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 11 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

(6)	At December 31, 2014, each of Kenneth Brakebill, Michael Brodsky, Ron Konezny and Tony Trousset held options to purchase up to 45,000 share of our common stock.

(7)	Each of Messrs. Brakebill, Brodsky, Konezny and Trousset has served as a director of the Company since his election to the Board at the 2014 annual meeting of stockholders held on June 20, 2014.

(8)	Each of Messrs. Burstein, Copperman, Farrell and Monaco declined to stand for re-election at the 2014 annual meeting of stockholders held on June 20, 2014 and ceased to serve as a director of the Company on June 20, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding ownership of shares of our common stock as of April 28, 2015, by:

•	each stockholder known by us to own beneficially more than 5% of our outstanding common stock;
•	each of our executive officers named in the “Summary Compensation Table” in Item 11 of Part III of this Form 10-K/A (as discussed above, these executive officers are sometimes referred to in this Form 10-K/A as the “Named Executive Officers”);
•	each of our current directors; and
•	all of our directors and executive officers as a group.

To our knowledge, except as set forth in the footnotes to the table and subject to applicable community property laws, each person or entity named in the table has sole voting and disposition power with respect to the shares set forth opposite such person’s or entity’s name. The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of April 28, 2015, through the exercise of stock options, warrants or other convertible securities or any other right. Shares of our common stock that a person has the right to acquire within 60 days of April 28, 2015 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person (except with respect to the percentage ownership of all directors and executive officers as a group). As used in this Form 10-K/A, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

The number and percentage of shares beneficially owned is computed on the basis of 13,151,229 shares of our common stock outstanding as of April 28, 2015. The information in the following table regarding the beneficial owners of more than 5% of our common stock is based upon information supplied by our principal stockholders or set forth in Schedules 13D and 13G filed with the SEC. The determination that there were no other persons, entities or groups known to the Company to beneficially own more than 5% of the Company’s outstanding common stock was based on a review of all statements filed with the SEC with respect to the Company pursuant to Section 13(d) or 13(g) of the Exchange Act.

The address for those persons for which an address is not otherwise provided is c/o I.D. Systems, Inc., 123 Tice Boulevard, Woodcliff Lake, New Jersey 07677.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares of Common Stock Outstanding (1)

5% Stockholders:

Avis Budget Group, Inc. 6 Sylvan Way Parsippany, New Jersey 07054	1,600,000	(2)	11.64%

Diker Management, LLC 730 Fifth Avenue 15th Floor New York, New York 10019	804,647	(3)	6.12%

Osmium Partners, LLC 300 Drakes Landing Road Suite 172 Greenbrae, CA 94904	908,207	(4)	6.91%

Emancipation Management LLC 825 Third Avenue New York, NY 10022	1,163,903	(5)	8.85%

Executive Officers:
Kenneth S. Ehrman (6)	748,246	(7)	5.62%
Ned Mavrommatis	293,224	(8)	2.20%
Michael L. Ehrman	445,388	(9)	3.35%
Norman L. Ellis	50,000	(10)	0.38%
Jeffrey M. Jagid (11)	366,823	(12)	2.79%
Brett Kilpatrick (13)	0		0.00%

Directors
Kenneth Brakebill	16,747	(14)	*
Michael Brodsky	94,265	(15)	*
Ron Konezny	14,812	(16)	*
Tony Trousset	12,785	(17)	*

All directors and executive officers as a group (eight individuals)	1,675,467	(18)	12.28%

________________________________

*	Represents less than 1% of the outstanding shares of our common stock.

(1)	Ownership percentages are based on 13,151,229 shares of common stock of the Company outstanding as of April 28, 2015.

(2)	On August 25, 2011, Avis Budget Group, Inc., a Delaware corporation (“Avis”), filed with the SEC a Schedule 13G with respect to the beneficial ownership of an aggregate of 1,600,000 shares of the Company’s common stock, with sole voting and dispositive power over these 1,600,000 shares. These shares are comprised of: (i) 1,000,000 shares of common stock and (ii) up to 600,000 shares of common stock underlying a common stock warrant (the “Warrant”) issued to Avis pursuant to the terms of Purchase Agreement, dated as of August 22, 2011, by and between the Company and Avis. The Warrant is exercisable (x) immediately with respect to 100,000 shares of common stock, and (y) with respect to the remaining 500,000 shares of common stock, at any time on or after the date (if any) on which Avis Budget Car Rental, LLC, a subsidiary of Avis, executes and delivers to the Company a particular statement of work agreed upon by the parties.

(3)	On February 17, 2015, Diker GP, LLC, a Delaware limited liability company, Diker Management, LLC, a Delaware limited liability company, Charles M. Diker, a U.S. citizen, and Mark N. Diker, a U.S. citizen, filed with the SEC Amendment No. 7 to its Schedule 13G with respect to the beneficial ownership of an aggregate of 804,647 shares of the Company’s common stock, with shared voting and dispositive power over these 804,647 shares.

(4)	On February 17, 2015, Osmium Partners, LLC, a Delaware limited liability company (“Osmium Partners”), Osmium Capital, LP, a Delaware limited partnership, Osmium Capital II, LP, a Delaware limited partnership, Osmium Spartan, LP, a Delaware limited partnership, Osmium Diamond, LP, a Delaware limited partnership, and John H. Lewis, a U.S. Citizen and controlling member of Osmium Partners, filed with the SEC Amendment No. 1 to Schedule 13G with respect to the beneficial ownership of an aggregate of 908,207 shares of the Company’s common stock, with shared voting and dispositive power over these 908,207 shares.

(5)	On February 5, 2015, Emancipation Management LLC, a New York limited liability company (“Emancipation Management”), Emancipation Capital Master, Ltd., a Cayman islands exempted company, and Charles Frumberg, a U.S. citizen who serves as the managing member of Emancipation Management, filed with the SEC Amendment No. 1 to Schedule 13G with respect to the beneficial ownership of an aggregate of 1,163,903 shares of the Company’s common stock, with shared voting and dispositive power over these shares.

(6)	Kenneth S. Ehrman also is a director.

(7)	This number includes (i) 169,155 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 28, 2015; (ii) 12,500 restricted shares of common stock which vest on March 27, 2016 provided that Mr. Ehrman is employed by the Company on such date; (iii) 6,991 restricted shares of common stock which vest on April 4, 2016, provided that Mr. Ehrman is employed by the Company on such date; (iv) 50,000 restricted shares of common stock, 25% of which shares vest on each of September 8, 2015, September 8, 2016, September 8, 2017 and September 8, 2018, provided that Mr. Ehrman is employed by the Company on each such date; (v) 49,000 shares of our common stock held by Mr. Ehrman’s wife’s IRA account; and (vi) 16,500 shares of our common stock held by Mr. Ehrman’s 401(k) account.

(8)	This number includes (i) 169,155 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 28, 2015; (ii) 7,500 restricted shares of common stock which vest on March 27, 2016 provided that Mr. Mavrommatis is employed by the Company on such date; (iii) 6,991 restricted shares of common stock which vest on April 4, 2016, provided that Mr. Mavrommatis is employed by the Company on such date; and (iv) 50,000 restricted shares of common stock, 25% of which shares vest on each of September 8, 2015, September 8, 2016, September 8, 2017 and September 8, 2018, provided that Mr. Mavrommatis is employed by the Company on each such date.

(9)	This number includes (i) 156,150 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 28, 2015; (ii) 7,500 restricted shares of common stock which vest on March 27, 2016 provided that Mr. Ehrman is employed by the Company on such date; (iii) 5,826 restricted shares of common stock which vest on April 4, 2016, provided that Mr. Ehrman is employed by the Company on such date; and (iv) 50,000 restricted shares of common stock, 25% of which shares vest on each of September 8, 2015, September 8, 2016, September 8, 2017 and September 8, 2018, provided that Mr. Ehrman is employed by the Company on each such date.

(10)	This number includes 50,000 restricted shares of common stock, all of which vest on July 21, 2017, provided that Mr. Ellis is employed by the Company on such date.

(11)	Effective as of March 2, 2014, Jeffrey M. Jagid resigned from his position as Chief Executive Officer of the Company.

(12)	This number includes 20,000 shares of our common stock issuable upon exercise of options which are currently exercisable.

(13)	Effective as of June 6, 2014, Mr. Kilpatrick resigned from his position as Executive Vice President of Worldwide Sales of the Company.

(14)	This number includes 14,247 restricted shares of our common stock, all of which vest on September 8, 2015, provided that Mr. Brakebill is a director of the Company on such date.

(15)	This number includes (i) 18,265 restricted shares of our common stock, all of which vest on September 8, 2015, provided that Mr. Brodsky is a director of the Company on such date; and (ii) 76,000 shares of Common Stock held by Vajra Fund I, L.P., of which Mr. Brodsky is the general partner.

(16)	This number includes 14,612 restricted shares of our common stock, all of which vest on September 8, 2015, provided that Mr. Konezny is a director of the Company on such date.

(17)	This number includes 12,785 restricted shares of our common stock, all of which vest on September 8, 2015, provided that Mr. Trousset is a director of the Company on such date.

(18)	This number includes an aggregate of 494,460 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 28, 2015.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected under column (a)) (c)
Equity compensation plans approved by security holders (1)	2,109,000	$6.92	99,000

Equity compensation plans not approved by security holders	100,000	5.24	-

Total	2,209,000	$6.84	99,000

__________________________

(1)	These plans consist of the Company’s 1999 Stock Option Plan, 1999 Director Option Plan, 2007 Equity Compensation Plan and 2009 Non-Employee Director Equity Compensation Plan, which were our only equity compensation plans under which awards were outstanding as of December 31, 2014. Each of our 1999 Stock Option Plan and 1999 Director Option Plan expired in 2009, and no additional awards may be granted thereunder.

(2)	Represents options to purchase up to 100,000 shares of our common stock, at $5.24 per share, granted to Norman L. Ellis on July 21, 2014, in connection with his appointment to serve as our Chief Operating Officer. One-third of the options will vest on each anniversary of the date of grant provided that Mr. Ellis continues to be an employee of our company on each such anniversary. The options are subject to the terms and conditions of a stock option grant agreement, dated July 21, 2014, between us and Mr. Ellis.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Our policy prohibits conflicts between the interests of our employees, officers and directors and our company. A conflict of interest exists when an employee, officer, or director’s personal interest interferes or may interfere with the interests of the Company. When it is deemed to be in the best interests of our company and our stockholders, the Audit Committee may grant waivers to employees, officers and directors who have disclosed an actual or potential conflict of interest, which waivers are subject to approval by our Board. This policy is included in our Code of Business Conduct and Ethics for Employees, Officers and Directors.

In accordance with its charter, the Audit Committee is responsible for annually reviewing any transactions or series of similar transactions to which we are or were a party and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. Our Audit Committee's procedures for reviewing related party transactions are not in writing. Except as described below, since January 1, 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company is or was a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. As of April 28, 2015, our common stock is the Company’s only class of voting securities.

Pursuant to the terms of an engagement letter (the “Engagement Letter”), dated January 23, 2015, the Company engaged Atlas Technology Group to provide the Company with financial advisory services. Atlas Technology Group is a privately held company of which one of our directors, Tony Trousset, serves as the Managing Member. Fees payable to Atlas Technology Group under the Engagement Letter were based on the outcome of any project that resulted from the rendering of its services. The Company terminated the Engagement Letter on April 29, 2015, and as of such date, no fees had been paid under the Engagement Letter. Notwithstanding such termination, in the event certain projects are completed prior to April 29, 2016, Atlas Technology Group will be entitled to fees based on the outcome of such projects. Our policies and procedures with respect to the Engagement Letter were followed.

Director Independence

During our fiscal year ended December 31, 2014, Jeffrey M. Jagid served on our Board until March 2, 2014 and each of Lawrence S. Burstein, Harold D. Copperman, Robert J. Farrell and Michael P. Monaco served on our Board until June 20, 2014. During our fiscal year ended December 31, 2014 until June 20, 2014, our Board determined that each of Messrs. Burstein, Copperman, Farrell and Monaco served as an “independent director” within the meaning of the rules of Nasdaq and, as to such members then serving on the Audit Committee of our Board, satisfied the additional independence requirements under applicable rules and regulations of the SEC. During our fiscal year ended December 31, 2014 until June 20, 2014, (i) the Audit Committee of the Board was composed of Messrs. Burstein, Copperman and Monaco, each of whom was an independent director in accordance with Nasdaq Rule 5605(c), (ii) the Compensation Committee of the Board was composed of Messrs. Copperman, Farrell and Monaco, each of whom was an independent director in accordance with Nasdaq Rule 5605(d) and (iii) the Nominating Committee of the Board was composed of Messrs. Burstein, Copperman and Monaco, each of whom was independent in accordance with Nasdaq Rule 5605(e).

Each of Kenneth Brakebill, Michael Brodsky, Kenneth Ehrman, Ron Konezny and Tony Trousset has served as a director of our company since June 20, 2014. Our Board has determined that each of Messrs. Brakebill, Brodsky, Konezny and Trousset satisfies the current “independent director” standards established by the Nasdaq Rules and, as to the members of the Audit Committee of our Board, the additional independence requirements under applicable rules and regulations of the SEC. Thus, a majority of the Board is comprised of independent directors as required by the Nasdaq rules. The Audit Committee of the Board is composed of Messrs. Brodsky, Konezny and Trousset, each of whom is an independent director in accordance with Nasdaq Rule 5605(c). The Compensation Committee of the Board is composed of Messrs. Brakebill, Konezny and Trousset, each of whom is an independent director in accordance with Nasdaq Rule 5605(d). The Nominating Committee of the Board is composed of Messrs. Brakebill, Brodsky and Trousset, each of whom is independent in accordance with Nasdaq Rule 5605(e).

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by EisnerAmper LLP, our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2014 and 2013, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years ended December 31, 2014 and 2013, were $150,500 and $168,900, respectively.

Audit-Related Fees

The aggregate fees billed by EisnerAmper LLP for assurance and related services reasonably related to the performance of the audit or review of our financial statements during the fiscal years ended December 31, 2014 and 2013, other than the fees described under the caption “Audit Fees” above, were $0 and $8,000, respectively. The aggregate fees for such services during the fiscal year ended December 31, 2013 were attributable to services provided in connection with a registration statement on Form S-3 filed by the Company with the SEC during such fiscal year.

Tax Fees

There were no fees billed by EisnerAmper LLP for professional services rendered for tax compliance, tax advice or tax planning during fiscal years ended December 31, 2014 and 2013.

All Other Fees

The aggregate fees billed by EisnerAmper LLP for products or professional services rendered during the fiscal years ended December 31, 2014 and 2013, other than services described under the captions “Audit Fees” and “Audit-Related Fees” above, were $4,637 and $28,421.56, respectively. The aggregate fees for products or professional services billed by EisnerAmper LLP during each of the fiscal years ended December 31, 2014 and December 31, 2013 were for their assistance with the evaluation of a new enterprise resource planning software for our business.

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

Date: April 30, 2015

I.D. SYSTEMS, INC.

By:	/s/ Kenneth S. Ehrman
Kenneth S. Ehrman
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth S. Ehrman	Chairman of the Board, Chief Executive Officer and President	April 30, 2015
Kenneth S. Ehrman	(Principal Executive Officer)

/s/ Ned Mavrommatis	Chief Financial Officer	April 30, 2015
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Kenneth Brakebill	Director	April 30, 2015
Kenneth Brakebill

/s/ Michael Brodsky	Director	April 30, 2015
Michael Brodsky

/s/ Ron Konezny	Director	April 30, 2015
Ron Konezny

/s/ Tony Trousset	Director	April 30, 2015
Tony Trousset

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

-32-