Form 10-Q
period 2015-03-31
ID SYSTEMS INC
filed 2015-05-14
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes      ☐    No      ☒

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on May 4, 2015 was 13,151,229.

INDEX

I.D. Systems, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2014*	2015
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,974,000	$3,370,000
Restricted cash	303,000	303,000
Investments - short term	3,249,000	2,674,000
Accounts receivable, net of allowance for doubtful accounts of $1,434,000 and $1,371,000 in 2014 and 2015, respectively	14,783,000	12,574,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2014 and 2015	1,898,000	1,858,000
Inventory, net	6,252,000	7,796,000
Deferred costs - current	2,183,000	2,595,000
Prepaid expenses and other current assets	1,767,000	1,716,000

Total current assets	36,409,000	32,886,000

Investments - long term	4,066,000	4,659,000
Financing receivables - less current portion	4,072,000	3,762,000
Deferred costs - less current portion	3,281,000	2,779,000
Fixed assets, net	1,520,000	2,047,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	977,000	943,000
Other assets	324,000	354,000

	$52,486,000	$49,267,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$10,102,000	$11,608,000
Capital lease obligation - current	149,000	110,000
Deferred revenue - current	6,742,000	6,499,000

Total current liabilities	16,993,000	18,217,000

Deferred rent	309,000	301,000
Deferred revenue - less current portion	7,929,000	7,330,000

	25,231,000	25,848,000
Commitments and Contingencies (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 13,476,000 and 13,500,000 shares issued at December 31, 2014 and March 31, 2015, respectively; shares outstanding, 12,812,000 and 12,817,000 at December 31, 2014 and March 31, 2015, respectively	124,000	124,000
Additional paid-in capital	106,272,000	106,815,000
Accumulated deficit	(75,176,000)	(79,121,000)
Accumulated other comprehensive loss	(375,000)	(692,000)
Treasury stock; 664,000 shares and 683,000 shares at cost at December 31, 2014 and March 31, 2015, respectively	(3,590,000)	(3,707,000)

Total stockholders’ equity	27,255,000	23,419,000
Total liabilities and stockholders’ equity	$52,486,000	$49,267,000

*Derived from audited balance sheet as of December 31, 2014.

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Revenue:
Products	$5,790,000	$6,871,000
Services	3,946,000	4,249,000
	9,736,000	11,120,000

Cost of revenue:
Cost of products	3,302,000	5,223,000
Cost of services	1,450,000	1,949,000
	4,752,000	7,172,000
Gross profit	4,984,000	3,948,000
Operating expenses:
Selling, general and administrative expenses	6,820,000	6,769,000
Research and development expenses	1,150,000	1,229,000
	7,970,000	7,998,000
Loss from operations	(2,986,000)	(4,050,000)
Interest income, net of interest expense	152,000	87,000
Other income, net	3,000	18,000
Net loss	$(2,831,000)	$(3,945,000)
Net loss per share - basic and diluted	$(0.24)	$(0.32)
Weighted average common shares outstanding - basic and diluted	12,020,000	12,218,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2014	2015

Net loss	$(2,831,000)	$(3,945,000)

Other comprehensive (loss) income:

Unrealized gain on investments	1,000	16,000

Reclassification of net realized investment (gains) losses included in net loss	-	(1,000)

Foreign currency translation adjustment	59,000	(332,000)

Total other comprehensive (loss) income	60,000	(317,000)

Comprehensive loss	$(2,771,000)	$(4,262,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity

Balance at December 31, 2014	13,476,000	$124,000	$106,272,000	$(75,176,000)	$(375,000)	$(3,590,000)	$27,255,000

Net loss	-	-	-	(3,945,000)	-	-	(3.945,000)
Foreign currency translation adjustment	-	-	-	-	(332,000)	-	(332,000)
Unrealized loss on investments	-	-	-	-	15,000	-	15,000

Shares issued pursuant to exercise of stock options	40,000		155,000				155,000
Issuance of restricted stock	5,000	-	-	-	-	-	-

Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(117,000)	(117,000)
Forfeiture of restricted shares	(21,000)
Stock based compensation - restricted stock	-	-	300,000	-	-	-	300,000

Stock based compensation - options and performance shares	-	-	88,000	-	-	-	88,000

Balance at March 31, 2015	13,500,000	$124,000	$106,815,000	$(79,121,000)	$(692,000)	$(3,707,000)	$23,419,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:

Net loss	$(2,831,000)	$(3,945,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	128,000	7,000
Proceeds from sale of New Jersey net operating loss carryforwards	63,000	-
Stock-based compensation expense	610,000	388,000
Depreciation and amortization	551,000	218,000
Inventory reserve	29,000	108,000
Other non-cash items	6,000	(1,000)
Changes in:
Accounts receivable	(1,134,000)	1,962,000
Financing receivables	714,000	350,000
Inventory	168,000	(1,652,000)
Prepaid expenses and other assets	(177,000)	21,000
Deferred costs	97,000	90,000
Deferred revenue	755,000	(830,000)
Accounts payable and accrued expenses	368,000	1,389,000
Net cash used in operating activities	(653,000)	(1,895,000)
Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(56,000)	(711,000)
Purchase of investments	(1,575,000)	(1,023,000)
Maturities of investments	1,565,000	1,013,000
Net cash used in investing activities	(66,000)	(721,000)
Cash flows from financing activities:
Principal payments of capital lease obligation	(34,000)	(39,000)
Proceeds from exercise of stock options	43,000	155,000
Net cash provided by financing activities	9,000	116,000
Effect of foreign exchange rate changes on cash and cash equivalents	46,000	(104,000)
Net decrease in cash and cash equivalents	(664,000)	(2,604,000)
Cash and cash equivalents - beginning of period	6,582,000	5,974,000
Cash and cash equivalents - end of period	$5,918,000	$3,370,000
Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	9,000	4,000
Noncash activities:
Unrealized gain on investments	$1,000	$15,000
Shares withheld pursuant to stock issuance	$92,000	$117,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

NOTE 1 - DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

I.D. Systems, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our” or “us”) develop, market and sell wireless machine-to-machine (“M2M”) solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts, airport ground support equipment, rental vehicles and transportation assets, such as dry van trailers, refrigerated trailers, railcars and containers. The Company’s patented systems utilize radio frequency identification (RFID), Wi-Fi, satellite or cellular communications, and sensor technology and software to address the needs of organizations to control, track, monitor and analyze their assets. Our cloud-based software tool called I.D. Systems Analytics (“Analytics”) is designed to provide a single, integrated view of asset activity across multiple locations, generating enterprise-wide benchmarks and peer-industry comparisons. Analytics determines key performance indicators (“KPIs”) relating to the performance of managed assets. The Company’s solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, productivity and efficiency of their operations. The Company outsources its hardware manufacturing operations to contract manufacturers.

I.D. Systems, Inc. was incorporated in Delaware in 1993 and commenced operations in January 1994.

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“IDS GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“IDS Ltd”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2015, the consolidated results of its operations for the three-month periods ended March 31, 2014 and 2015, the consolidated change in stockholders’ equity for the three-month period ended March 31, 2015 and the consolidated cash flows for the three-month periods ended March 31, 2014 and 2015. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year then ended.

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

NOTE 4 - INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds, common stock and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of March 31, 2014 and 2015, all of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three-month periods ended March 31, 2014 and 2015, the Company reported unrealized gains of $1,000 and $16,000, respectively, on available for sale securities in total comprehensive income loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and mutual funds. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment in debt securities designated as available for sale, excluding investment in mutual funds and common stock of $1,759,000, classified by the contractual maturity date of the security as of March 31, 2015:

Fair Value

Due within one year	$915,000
Due one year through three years	4,281,000
Due after three years	378,000

$5,574,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2014 and March 31, 2015 are as follows:

		Unrealized	Unrealized	Fair
March 31, 2015	Cost	Gain	Loss	Value
Investments - short term
Available for sale
Mutual funds	$1,721,000	-	(35,000)	$1,686,000
Corporate bonds and commercial paper	11,000	-	-	11,000
U.S. Treasury Notes	904,000	-	-	904,000
Common stock	49,000	24,000	-	73,000

Total investments - short term	2,685,000	24,000	(35,000)	2,674,000

Marketable securities - long term
Available for sale
U.S. Treasury Notes	2,265,000	6,000	-	2,271,000
Government agency bonds	551,000	1,000	(1,000)	551,000
Corporate bonds and commercial paper	1,831,000	6,000	-	1,837,000

Total investments - long term	4,647,000	13,000	(1,000)	4,659,000

Total investments	$7,332,000	$37,000	$(36,000)	$7,333,000

		Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gain	Loss	Value
Investments - short term
Available for sale
Mutual funds	$1,706,000	-	(36,000)	$1,670,000
Corporate bonds and commercial paper	824,000	1,000	-	825,000
U.S. Treasury Notes	680,000	-	-	680,000
Common stock	49,000	25,000	-	74,000

Total investments - short term	3,259,000	26,000	(36,000)	3,249,000

Marketable securities - long term
Available for sale
U.S. Treasury Notes	2,165,000	-	(3,000)	2,162,000
Government agency bonds	751,000	-	(3,000)	748,000
Corporate bonds and commercial paper	1,155,000	1,000	-	1,156,000

Total investments - long term	4,071,000	1,000	(6,000)	4,066,000

Total investments	$7,330,000	$27,000	$(42,000)	$7,315,000

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

At March 31, 2015, all of the Company’s investments are classified as Level 1 fair value measurements.

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

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. The Company amortized and recognized $906,000 and $1,029,000 of deferred equipment revenue during the three-month periods ended March 31, 2014 and 2015, respectively.

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

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2014 and March 31, 2015, unbilled receivables were $170,000 and $182,000, respectively.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the Condensed Consolidated Statements of Operations.

Deferred revenue consists of the following:

	December 31,	March 31,
	2014	2015

Deferred activation fees	$532,000	$515,000
Deferred revenue	1,985,000	532,000
Deferred maintenance revenue	3,211,000	4,001,000
Deferred remote transportation asset management product revenue	8,943,000	8,781,000

	14,671,000	13,829,000
Less: Current portion	6,742,000	6,499,000

Deferred revenue - less current portion	$7,929,000	$7,330,000

NOTE 6 - FINANCING RECEIVABLES

Financing receivables include notes and sales-type lease receivables from the sale of the Company’s products and services. Financing receivables consist of the following:

	December 31,	March 31,
	2014	2015

Notes receivable	$27,000	$21,000
Sales-type lease receivable	5,943,000	5,599,000
Less: Allowance for credit losses	-	-
	5,970,000	5,620,000

Less: Current portion
Notes receivable	25,000	21,000
Sales-type lease receivable	1,873,000	1,837,000
	1,898,000	1,858,000

Financing receivables - less current portion	$4,072,000	$3,762,000

Notes receivable relate to product financing arrangements that exceed one year and bear interest at approximately 8% - 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. There were no sales of notes receivable during the three-month periods ended March 31, 2014 and 2015.

The present value of net investment in sales-type lease receivable is principally for three to five-year leases of the Company’s products and is reflected net of unearned income of $565,000 and $529,000 at December 31, 2014 and March 31, 2015, respectively, discounted at 1% - 26%.

The allowance for doubtful accounts represents the Company’s best estimate of the amount of credit losses in the Company’s existing notes and sales-type lease receivable.  The allowance for doubtful accounts is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers its customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the three month-periods ended March 31, 2014 and 2015. The Company does not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes or leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest when it is probable that the Company will collect the remaining principal and interest of an impaired note or lease. Notes and leases become past due based on how recently payments have been received.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of March 31, 2015 are as follows:

Year ending December 31:

April - December 2015	$1,385,000
2016	1,713,000
2017	1,385,000
2018	817,000
2019	271,000
Thereafter	28,000

5,599,000
Less: Current portion	1,837,000

Sales-type lease receivable - less current portion	$3,762,000

NOTE 7 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

Inventories consist of the following:

	December 31,	March 31,
	2014	2015
Components	$3,029,000	$3,284,000
Finished goods	3,223,000	4,512,000

	$6,252,000	$7,796,000

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31,	March 31,
	2014	2015
Equipment	$1,480,000	$1,565,000
Computer software and website development	3,470,000	4,085,000
Computer hardware	2,717,000	2,725,000
Furniture and fixtures	373,000	373,000
Automobiles	47,000	50,000
Leasehold improvements	181,000	181,000

	8,268,000	8,979,000
Accumulated depreciation and amortization	(6,748,000)	(6,932,000)

	$1,520,000	$2,047,000

As of December 31, 2014 and March 31, 2015, the Company had expenditures of approximately $63,000 and $668,000 for computer software and website development services which had not been placed in service.  Depreciation expense is not recorded for such assets until they are placed in service.

Assets acquired under a capital lease, net of accumulated amortization of $74,000, were $230,000 as of March 31, 2015. If the assets acquired under a capital lease transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. Amortization expense for assets under capital lease was $13,000 and $15,000 for the three-month periods ended March 31, 2014 and 2015, respectively.

Depreciation and amortization expense for the three-month periods ended March 31, 2014 and 2015 was $278,000 and $184,000, respectively. This includes amortization of costs associated with computer software and website development for the three-month periods ended March 31, 2014 and 2015 of $141,000 and $59,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the VeriWise TM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $-0- and $605,000 for such projects for the three-month periods ended March 31, 2014 and 2015, respectively.

NOTE 9 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company, which include identifiable intangible assets from the acquisition of IDS Ltd., PowerKey (the industrial vehicle monitoring products division of International Electronics, Inc. acquired by the Company in 2008) and AI as of December 31, 2014 and March 31, 2015:

March 31, 2015	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(711,000)	$778,000
Tradename	5	200,000	(200,000)	-
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(50,000)	-
Workforce	5	33,000	(33,000)	-
Customer relationships	5	4,499,000	(4,499,000)	-

		6,505,000	(5,727,000)	778,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,670,000	$(5,727,000)	$943,000

December 31, 2014	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(677,000)	$812,000
Tradename	5	200,000	(200,000)	-
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(50,000)	-
Workforce	5	33,000	(33,000)	-
Customer relationships	5	4,499,000	(4,499,000)	-

		6,505,000	(5,693,000)	812,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,670,000	$(5,693,000)	$977,000

Amortization expense for the three-month periods ended March 31, 2014 and 2015 was $273,000 and $34,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

April - December 2015	$102,000
2016	135,000
2017	135,000
2018	135,000
2019	135,000
2020	135,000

There have been no changes in the carrying amount of goodwill from January 1, 2015 to March 31, 2015.

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

The Company recognizes all employee share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $299,000 and $87,000, respectively, for the three-month periods ended March 31, 2014 and 2015, in connection with awards made under the stock option plans.

On March 21, 2014, the Company and its former Chief Executive Officer (the “Former CEO”) entered into a Separation and General Release Agreement (the “Separation Agreement”). Under the terms of the Separation Agreement, the vesting of the Former CEO’s unvested stock options and restricted stock were accelerated and the term to exercise the stock options was extended to fifteen (15) months. Due to the modification of the terms of the stock option and restricted stock agreements, the Company recognized $327,000 of additional stock-based compensation expense for the three-month period ended March 31, 2014 which is included in the stock option and restricted stock stock-based compensation expense.

The following table summarizes the activity relating to the Company’s stock options for the three-month period ended March 31, 2015:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,209,000	$6.84
Granted	-	-
Exercised	(40,000)	3.87
Expired	(333,000)	11.34
Forfeited	(11,000)	5.60

Outstanding at end of period	1,825,000	$6.09	6 years	$2,804,000

Exercisable at end of period	1,365,000	$6.3	5 years	$2,377,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	March 31,
	2014	2015

Expected volatility	45.0%	-
Expected life of options	4.0 years	-
Risk free interest rate	1.3%	-
Dividend yield	0%	-
Weighted average fair value of options granted during the period	$2.13	$-

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the three-month periods ended March 31, 2014 and 2015 was $456,000 and $216,000, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2014 and 2015 was $28,000 and $108,000, respectively.

As of March 31, 2015, there was approximately $705,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

In 2006, the Company began granting restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the three-month period ended March 31, 2015 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Restricted stock, non-vested, beginning of year	616,000	$5.69
Granted	5,000	6.52
Vested	(59,000)	5.86
Forfeited	(21,000)	5.72

Restricted stock, non-vested, end of period	541,000	$5.68

The Company recorded stock-based compensation expense of $309,000 and $300,000, respectively, for the three-month periods ended March 31, 2014 and 2015, in connection with restricted stock grants. As of March 31, 2015, there was $2,239,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Performance Shares

The Company grants performance shares to key employees pursuant to the 2007 Equity Compensation Plan, as amended. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period from the date of issuance, with the ability to achieve prorated performance shares during interim annual measurement periods. The annual measurement period is based on a trading day average of the Company’s stock after the announcement of annual results. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the three-month periods ended March 31, 2014 and 2015 was insignificant.

The following table summarizes the activity relating to the Company’s performance shares for the three-month period ended March 31, 2015:

Non-vested
Shares

Performance shares, non-vested, beginning of year	23,000
Granted	-
Vested	-
Forfeited	-

Performance shares, non-vested, end of period	23,000

NOTE 11 - STOCKHOLDERS’ EQUITY

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

The Warrant is exercisable (i) with respect to 100,000 of the Warrant Shares, at any time after the Effective Date and on or before the fifth (5th) anniversary thereof, and (ii) with respect to 500,000 of the Warrant Shares, at any time on or after the date (if any) on which ABCR, the Avis entity that is the counterparty under the Master Agreement, executes and delivers to the Company a second SOW (“SOW#2”) for the purchase of additional units, and on or before the fifth (5th) anniversary of the Effective Date.

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder.  The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of March 31, 2015, the Company has not yet been requested to file such a registration statement.

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

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Warrant Shares pursuant to any exercise of the Warrants. As of March 31, 2015, the Company has sufficient shares reserved.

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

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2015 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2015	$(360,000)	$(15,000)	$(375,000)
Net current period change	(332,000)	15,000	(317,000)

Balance at March 31, 2015	$(692,000)	$-	$(692,000)

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2014 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2014	$(97,000)	$(9,000)	$(106,000)
Net current period change	59,000	1,000	60,000

Balance at March 31, 2014	$(38,000)	$(8,000)	$(46,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation gains (losses) of $59,000 and $(332,000) for the three-month periods ended March 31, 2014 and 2015, respectively, which is included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Shares Withheld

During the three-month periods ended March 31, 2014 and 2015, 16,000 and 19,000 shares, respectively of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $92,000 and $117,000, respectively.

NOTE 12 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three-month periods ended March 31, 2014 and 2015 are as follows:

	Three Months Ended
	March 31,
	2014	2015
Basic and diluted loss per share
Net loss	$(2,831,000)	$(3,945,000)

Weighted-average shares outstanding	12,020,000	12,218,000

Basic and diluted net loss per share	$(0.24)	$(0.32)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance shares awards. For the three-month periods ended March 31, 2014 and 2015, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 2,783,000 and 2,484,000, respectively would have been anti-dilutive. The warrants exercisable by Avis Budget Group upon ABCR’s execution and delivery of SOW#2 also have no impact on diluted loss per share since they are considered unissued as of March 31, 2015.

NOTE 13- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	March 31,
	2014	2015

Accounts payable	$7,190,000	$10,025,000
Accrued warranty	942,000	854,000
Accrued severance	180,000	120,000
Accrued compensation	1,360,000	409,000
Other current liabilities	430,000	200,000

	$10,102,000	$11,608,000

Included in accounts payable and accrued expenses at March 31, 2015 is accrued severance of $120,000, in the aggregate, to the Company’s Former Chief Executive Officer. The accrued severance is payable in equal monthly installments of approximately $20,000.

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2014 and March 31, 2015.

The following table summarizes warranty activity for the three-month periods ended March 31, 2014 and 2015:

	Three Months Ended March 31,
	2014	2015

Accrued warranty reserve, beginning of period	$522,000	$942,000
Accrual for product warranties issued	19,000	152,000
Product replacements and other warranty expenditures	(17,000)	(22,000)
Expiration of warranties	(57,000)	(218,000)

Accrued warranty reserve, end of period	$467,000	$854,000

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

Annual minimum lease payments under capital lease obligations are as follows:

Year ending December 31:

April - December 2015	$115,000
Less: amount representing interest	(5,000)
Total	$110,000

NOTE 15 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of March 31, 2015, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

As of December 31, 2013, the Company received approval for the sale of approximately $10,338,000 of the Company’s New Jersey loss carryforwards (“NJ NOLs”) under a program of the New Jersey Economic Development Authority, subject to a 7.4% seller’s allocation factor ($760,000, net) for approximately $63,000. As such, the Company reversed the valuation allowance related to these NJ NOLs in 2013. In January 2014, the Company received approximately $63,000 in cash proceeds.

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

NOTE 17 - CONCENTRATION OF CUSTOMERS

Two customers accounted for 28% and 11% of the Company’s revenue during the three-month period ended March 31, 2015. One customer accounted for 15% of the Company’s accounts receivable as of March 31, 2015. One customer accounted for 12% of financing receivables as of March 31, 2015.

Two customers accounted for 20% and 17% of the Company’s revenue during the three-month period ended March 31, 2014. Two customers accounted for 19% and 15% of the Company’s accounts receivable as of March 31, 2014. One customer accounted for 53% of financing receivables as of March 31, 2014.

NOTE 18 - STOCK REPURCHASE PROGRAM

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the three-month period ended March 31, 2015. As of March 31, 2015, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

NOTE 19 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, I.D. Systems GmbH (“IDS GmbH”), and United Kingdom subsidiary, I.D. Systems (UK) Ltd (“IDS Ltd”), are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for IDS GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2014	2015
Net revenue	$613,000	$291,000

Net (loss) income	63,000	(96,000)

Total assets of IDS GmbH were $4,235,000 and $3,461,000 as of December 31, 2014 and March 31, 2015, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2014	2015
Net revenue	$100,000	$236,000

Net loss	(87,000)	(63,000)

Total assets of IDS Ltd were $1,937,000 and $1,949,000 as of December 31, 2014 and March 31, 2015, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions gains (losses) for the three-month periods ended March 31, 2014 and 2015 of $3,000 and $(18,000), respectively, are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. Early application is not permitted. In April 2015, the FASB proposed a deferral of the effective date of this ASU by one year, but permits entities to adopt one year earlier if they choose. The proposal to defer the effective date is currently not approved. The Company is currently evaluating the impact of this ASU.

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

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"), to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 also provides guidance for related footnote disclosures. ASU 2014-15 is effective for the Company beginning on January 1, 2016 with early adoption permitted. The Company does not believe the impact of its pending adoption of this ASU on the Company's consolidated financial statements will be material.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by, and information currently available to, management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “believe”, “expect”, “estimate”, “project”, “predict”, “forecast”, “plan”, “anticipate”, “target”, “outlook”, “envision”, “intend”, “seek”, “may”, “will”, or “should”, and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including, without limitation, business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products, and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

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

During the first quarter of 2014, we implemented a new growth strategy. Accordingly, we launched an initiative called ‘I.D. Systems 2.0’, which included: a detailed review of customer requirements to accelerate enterprise adoption of our solutions; a transformation of our implementation approach to create more scalable and higher-quality processes in support of multiple simultaneous customer rollouts; a Six Sigma analysis of our internal process controls and quality management aimed at continuous improvement; and an acceleration of the engineering projects already on our product roadmap to help expedite revenue growth. The I.D. Systems 2.0 initiatives were completed in the first quarter of 2015.

Examples of projects completed under the initiative are described below:

•	We launched our fourth-generation on-vehicle device, the “VAC4,” during the fourth quarter of 2014.

•	We launched three new transportation asset management products, the GSM-D400, an intermodal container tracking system, the GSM-D150, an intermodal chassis tracking device, and the GSM-D300, a dry van management system with an advanced cargo sensor, which enables customers to perform full-function asset monitoring with either satellite or cellular communications.

•	We improved the enterprise analysis and data drill-down capabilities of our Analytics platform for multi-site, multi-region customers.

•	We introduced new processes to reduce lead-time for on-site customer installation support.

•	We launched a suite of new computer-based training tools to improve customer access to both initial and ongoing system training, while streamlining utilization of the company’s training resources.

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

In addition, we provide a wireless solution for “car sharing”, whereby a rental car company (i) positions vehicles strategically around cities, universities and corporate campuses for shared use by its members, (ii) remotely controls the vehicles, (iii) manages member reservations by smart phone or Internet, and (iv) charges members for vehicle use by the hour. The entire process - from remotely controlling the car door locks to tracking car mileage and fuel consumption to billing for the transaction - is automatically conducted by an integration of wireless vehicle management technology and the rental company’s fleet management software. We currently have units deployed across the Northeast U.S. and Canada rental fleet of the Avis Budget Group, Inc.

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

Our remote asset management systems consist of five principal elements:

•	satellite or cellular communicators attached to assets;

•	GPS receivers that provide latitude/longitude location fixes that are transmitted based on logic resident in the communicator;

•	proprietary browser-based graphical user interface that provides visibility and two-way control of the system database (the data can also be transmitted to the customer via XML or web services data feed);

•	patented power management intelligence to help ensure reliable system performance in a power-starved environment; and

•	several sensor types, including cargo, temperature, motion, and door, that provide additional status information for the remote asset.

To increase asset utilization, our VeriWiseTM system can help reduce the number of assets needed and/or increase the revenue generated per asset by:

•	monitoring asset pool size based on user-defined requirements;

•	generating dormancy reports to flag under-utilized assets;

•	alerting the driver to the location of the closest empty asset, resulting in a more rapid pick-up; and

•	providing trailer detention alerts when an asset has exceeded the time allotted for unloading.

To help better control remote assets, our VeriWiseTM system provides:

•	integration into refrigerated asset microcontrollers to provide temperature and set point data and alerts via our VeriWise Intelligent Portal (VIP) or by an e-mail notification directly to the customer when an alarm condition develops;

•	change in cargo status of an asset via our patented full-length cargo sensor;

•	on-device geo-fencing that alerts the customer when an asset is approaching or leaving its destination; and

•	on-board intelligence utilizing a motion sensor and proprietary logic that identifies the beginning of a drive and the end of a drive.

To help improve asset and cargo security, our VeriWiseTM system offers the following capabilities:

•	asset lockdown, which automatically sends an e-mail or text message to the customer when movement is detected outside of user-defined time periods;

•	door sensors, which detect an unauthorized open door either by time or location, resulting in a door breach alert;

•	emergency track functionality that can be enabled to track an asset at more frequent intervals if a theft condition is expected;

•	geo-fencing, which can alert our customer when an asset enters a prohibited geography or location; and

•	utilization of our Tractor ID product notification if the incorrect tractor connects to the asset.

Risks to Our Business

During the three-month period ended March 31, 2015, we generated revenues of $11.1 million, and Wal-Mart Stores, Inc. and the Raymond Corporation accounted for 28% and 11% of our revenues, respectively. During the three-month period ended March 31, 2014, we generated revenues of $9.7 million, and Wal-Mart Stores, Inc. and the Raymond Corporation accounted for 20% and 17% of our revenues, respectively.

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

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies

For the three-month period ended March 31, 2015, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended March 31,
	2014	2015
Revenue:
Products	59.5%	61.8%
Services	40.5	38.2
	100.0	100.0
Cost of revenue:
Cost of products	33.9	47.0
Cost of services	14.9	17.5
	48.8	64.5
Gross profit	51.2	35.5
Operating expenses:
Selling, general and administrative expenses	70.0	60.9
Research and development expenses	11.8	11.1
	81.8	72.0
Loss from operations	(30.6)	(36.5)
Interest income, net	1.6	0.8
Other income	-	0.2
Net loss	(29.0)%	(35.5)%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2014	2015
Product revenue:
Industrial and rental fleet management	$4,026,000	$3,568,000
Transportation asset management	1,764,000	3,303,000
	5,790,000	6,871,000

Services revenue:
Industrial and rental fleet management	1,284,000	1,577,000
Transportation asset management	2,662,000	2,672,000
	3,946,000	4,249,000

	$9,736,000	$11,120,000

REVENUES. Revenues increased by approximately $1.4 million, or 14.2%, to $11.1 million in the three months ended March 31, 2015 from $9.7 million in the same period in 2014. The increase in revenue is attributable to an increase in total transportation asset management revenue of approximately $1.6 million to $6.0 million in 2015 from $4.4 million in 2014 and a decrease in total industrial and rental fleet management revenue of approximately $0.2 million to $5.1 million in 2015 from $5.3 million in 2014.

Revenues from products increased by approximately $1.1 million, or 18.7%, to $6.9 million in the three months ended March 31, 2015 from $5.8 million in the same period in 2014. Transportation asset management product revenue increased by approximately $1.5 million to $3.3 million in 2015 from $1.8 million in 2014. The increase in transportation asset management product revenue resulted principally from increased spare parts sales of approximately $1.1 million to Wal-Mart Stores, Inc. Industrial and rental fleet management product revenue decreased by approximately $0.5 million to $3.6 million in 2015 from $4.0 million in 2014. The decrease in industrial and rental fleet management product revenue resulted principally from decreased product sales of approximately $0.7 million to the U.S. Postal Service and $0.4 million to the Raymond Corporation.

Revenues from services increased by $0.3 million, or 7.7%, to $4.2 million in the three months ended March 31, 2015 from $3.9 million in the same period in 2014. Industrial and rental fleet management service revenue increased by approximately $0.3 million to $1.6 million in 2015 from $1.3 million in 2014 principally due to increased service of approximately $0.1 million from the U.S. Postal Service. Transportation asset management service revenue of approximately $2.7 million in 2015 remained generally consistent with transportation asset management service revenue in 2014.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2014	2015
Cost of products:
Industrial and rental fleet management	$2,284,000	$2,487,000
Transportation asset management	1,018,000	2,736,000
	3,302,000	5,223,000

Cost of services:
Industrial and rental fleet management	647,000	1,006,000
Transportation asset management	803,000	943,000
	1,450,000	1,949,000

	$4,752,000	$7,172,000

COST OF REVENUES. Cost of revenues increased by approximately $2.4 million, or 50.9%, to $7.2 million in the three months ended March 31, 2015 from $4.8 million for the same period in 2014. The increase is principally attributable to an increase in product revenue in 2015. Gross profit was $3.9 million in three months ended March 31, 2015 compared to $5.0 million for the same period in 2014. As a percentage of revenues, gross profit decreased to 35.5% in 2015 from 51.2% in 2014.

Cost of products increased by approximately $1.9 million, or 58.2%, to $5.2 million in the three months ended March 31, 2015 from $3.3 million in the same period in 2014. Gross profit for products was $1.6 million in 2015 compared to $2.5 million in 2014. The decrease in gross profit was attributable to a decrease of approximately $0.7 million in the industrial and rental fleet management gross profit to $1.1 million in 2015 from $1.7 million in 2014 and a decrease in the transportation asset management gross profit of approximately $0.2 million to $0.6 million in 2015 from $0.7 million in 2014. As a percentage of product revenues, gross profit decreased to 24.0% in 2015 from 43.0% in 2014. The decrease in gross profit as a percentage of product revenue was due to a decrease in the industrial and rental fleet management gross profit percentage to 30.3% in 2015 from 43.3% in 2014, which was principally due to an increase in the number of units sold and lower unit product margins principally from the transition to a new pricing model for vehicle management systems (“VMS”), which emphasizes multi-year service contracts and lower upfront hardware revenue and start-up costs for initial production of the Company’s new generation of VMS devices. The transportation asset management product revenue gross profit percentage decreased to17.2% in 2015 from 42.3% in 2014 principally from lower gross margin on spare parts sales.

Cost of services increased by approximately $0.5 million, or 34.4%, to $1.9 million in the three months ended March 31, 2015 from $1.5 million in the same period in 2014. Gross profit for services was $2.3 million in 2015 compared to $2.5 million in 2014. The transportation asset management gross profit decreased by approximately $0.2 million to $1.7 million in 2015 from $1.9 million in 2014. The industrial and rental fleet management gross profit of approximately $0.6 million in 2015 remained generally consistent with the gross profit in the same period in 2014. As a percentage of service revenues, gross profit decreased to 54.1% in 2015 from 63.3% in 2014. The decrease in gross profit as a percentage of service revenue was principally due to a decrease in the industrial and rental fleet management gross profit percentage to 36.2% in 2015 from 49.6% in 2014 and a decrease in the transportation asset management gross profit percentage to 64.7% in 2015 from 69.8% in 2014. The decrease in the industrial and rental fleet management gross profit margin was principally due to an increase in installation expenses. The decrease in transportation asset management gross profit margin was principally due to an increase in communication expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of approximately $6.8 million in the three months ended March 31, 2015 remained generally consistent with selling, general and administrative expenses of approximately $6.8 million in the same period in 2014. An increase of approximately $0.5 million in payroll-related expenses due to an increase in the number of employees and $0.6 million increase in professional fees, principally from an unconsummated strategic initiative, were partially offset by an approximate $1.1 million decrease in expenses related to the Company’s executive management change incurred in 2014 and an approximate $0.3 million decrease in intangibles amortization expense as some intangible assets are fully amortized. As a percentage of revenues, selling, general and administrative expenses decreased to 60.9% in the three months ended March 31, 2015 from 70.0% in the same period in 2014, primarily due to the increase in revenues in 2015.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of approximately $1.2 million in the three months ended March 31, 2015 remained generally consistent with research and development expenses of approximately $1.2 million in the same period in 2014. As a percentage of revenues, research and development expenses decreased to 11.1% in the three months ended March 31, 2015 from 11.8% in the same period in 2014, primarily due to the increase in revenues in 2015.

INTEREST INCOME. Interest income decreased by $65,000, or 42.8%, to $87,000 in the three months ended March 31, 2015 from $152,000 in the same period in 2014 principally due to a decrease in interest income from financing receivables.

NET LOSS. Net loss was $3.9 million, or $(0.32) per basic and diluted share, for the three months ended March 31, 2015 as compared to net loss of $2.8 million, or $(0.24) per basic and diluted share, for the same period in 2014. The decrease in the net loss was due primarily to the reasons described above.

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

Operating Activities

Net cash used in operating activities was $1.9 million for the three-month period ended March 31, 2015, compared to net cash used in operating activities of $0.7 million for the same period in 2014. The net cash used in operating activities for the three-month period ended March 31, 2015 reflects a net loss of $3.9 million and includes non-cash charges of $0.4 million for stock-based compensation and $0.2 million for depreciation and amortization expense. Changes in working capital items included:

•	a decrease in accounts receivable of $2.0 million;

•	an increase in inventory of $1.7 million;

•	a decrease in deferred revenue of $0.8 million; and

•	an increase in accounts payable and accrued expenses of $1.4 million, primarily due to the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities was $0.7 million for three-month period ended March 31, 2015, compared to net cash used in investing activities of $0.1 million for the same period in 2014. The change from the same period in 2014 was primarily due to an increase in expenditures for fixed assets and website development costs of $0.7 million in 2015.

Financing Activities

Net cash provided by financing activities was $116,000 for the three-month period ended March 31, 2015, compared to net cash provided by financing activities of $9,000 for the same period in 2014. The change from the same period in 2014 was primarily due to an increase in proceeds from the exercise of stock options of $112,000 in 2015.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. In addition, on August 22, 2011, we received approximately $4.6 million from Avis Budget Group from the sale of 1,000,000 shares of the Company’s common stock, and a warrant to purchase up to 600,000 shares of our common stock. The warrant is immediately exercisable with respect to 100,000 shares and will become exercisable for the remaining 500,000 shares upon execution of SOW#2 under the Master Agreement entered into by the Company and Avis Budget Car Rental, LLC, a subsidiary of Avis Budget Group, Inc. As of March 31, 2015, we had cash, cash equivalents and marketable securities of $11.0 million and working capital of $14.7 million, compared to cash, cash equivalents and marketable securities of $13.6 million and working capital of $19.4 million as of December 31, 2014.

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

Contractual Obligations

As of March 31, 2015, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as noted below.

On April 9, 2015, the Company entered into a lease agreement pursuant to which the Company agreed to lease approximately 11,482 square feet of office space in Plano, Texas, to be used as the headquarters for AI. AI currently subleases space in the office building in which the leased premises is located. The initial term of the lease agreement is for a period of 65 months, and subject to any adjustment necessary for the completion of certain improvements to be made to the leased premises prior to the commencement date, is scheduled to begin on October 1, 2015 and end on February 28, 2021, unless terminated earlier in accordance with the lease agreement. The base rent for the leased premises varies over the term of the lease, and generally ranges from approximately $21,050 per month (or approximately $252,600 per year) to approximately $22,964 per month (or approximately $275,568 per year). The base rent will be abated during the first five months of the lease term and is payable beginning on the first day of the sixth month after the commencement date. The Company will also be responsible for (i) its pro rata share of any operating expenses, taxes and insurance expenses incurred by the landlord with respect to the office building in which the leased premises are located; and (ii) certain fees, costs and expenses associated with certain improvements to be made to the leased premises prior to the commencement date. Under the lease agreement, the Company has the right to renew the lease agreement for an additional five-year term at the then prevailing rental rate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of March 31, 2015, we had cash, cash equivalents and marketable securities of $11.0 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of March 31, 2015, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

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

As of March 31, 2015, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

We reviewed our internal control over financial reporting at March 31, 2015. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of May 14, 2015, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part 1, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended March 31, 2015, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended March 31, 2015. As the table indicates, the Company did not make any share repurchases under the share repurchase program during the quarterly period ended March 31, 2015.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2015 - January 31, 2015	1,000	(1)	$6.66	-	$1,660,000
February 1, 2015 - February 28, 2015	-		-	-	1,660,000
March 1, 2015 - March 31, 2015	18,000	(2)	6.27	-	1,660,000

Total	19,000	(1)(2)	$6.30	-	$1,660,000

(1) Includes 1,000 shares of common stock withheld for taxes due upon vesting of restricted stock awards during January 2015.

(2) Includes 18,000 shares of common stock withheld for taxes due upon vesting of restricted stock awards during March 2015.

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

I.D. SYSTEMS, INC.

Date: May 14, 2015	By:	/s/ Kenneth S. Ehrman
Kenneth S. Ehrman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Ned Mavrommatis
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

