Form 10-Q
period 2015-09-30
ID SYSTEMS INC
filed 2015-11-13
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes               ☐   No                 ☒

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on November 9, 2015 was 13,471,218.

INDEX

I.D. Systems, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2014*	2015
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,974,000	$4,316,000
Restricted cash	303,000	304,000
Investments - short term	3,249,000	104,000
Accounts receivable, net of allowance for doubtful accounts of $1,434,000 and $1,580,000 in 2014 and 2015, respectively	14,783,000	12,647,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2014 and 2015	1,898,000	1,842,000
Inventory, net	6,252,000	7,203,000
Deferred costs - current	2,183,000	3,084,000
Prepaid expenses and other current assets	1,767,000	2,291,000

Total current assets	36,409,000	31,791,000

Investments - long term	4,066,000	1,447,000
Financing receivables - less current portion	4,072,000	3,196,000
Deferred costs - less current portion	3,281,000	3,283,000
Fixed assets, net	1,520,000	2,935,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	977,000	876,000
Other assets	324,000	278,000

	$52,486,000	$45,643,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$10,102,000	$9,799,000
Capital lease obligation - current	149,000	28,000
Deferred revenue - current	6,742,000	7,000,000

Total current liabilities	16,993,000	16,827,000

Deferred rent	309,000	281,000
Deferred revenue - less current portion	7,929,000	7,261,000

	25,231,000	24,369,000
Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 13,476,000 and 14,214,000 shares issued at December 31, 2014 and September 30, 2015, respectively; shares outstanding, 12,812,000 and 13,471,000 at December 31, 2014 and September 30, 2015, respectively	124,000	129,000
Additional paid-in capital	106,272,000	109,699,000
Accumulated deficit	(75,176,000)	(84,158,000)
Accumulated other comprehensive loss	(375,000)	(351,000)
Treasury stock; 664,000 shares and 743,000 shares at cost at December 31, 2014 and September 30, 2015, respectively	(3,590,000)	(4,045,000)

Total stockholders’ equity	27,255,000	21,274,000
Total liabilities and stockholders’ equity	$52,486,000	$45,643,000

*Derived from audited balance sheet as of December 31, 2014.

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Revenue:
Products	$7,292,000	$6,947,000	$20,243,000	$18,811,000
Services	4,447,000	3,634,000	12,645,000	12,816,000

	11,739,000	10,581,000	32,888,000	31,627,000
Cost of revenue:
Cost of products	4,653,000	4,929,000	12,724,000	13,643,000
Cost of services	1,615,000	1,296,000	4,585,000	5,554,000

	6,268,000	6,225,000	17,309,000	19,197,000

Gross profit	5,471,000	4,356,000	15,579,000	12,430,000

Operating expenses:
Selling, general and administrative expenses	6,289,000	5,207,000	18,760,000	18,201,000
Research and development expenses	1,770,000	1,114,000	4,263,000	3,463,000

	8,059,000	6,321,000	23,023,000	21,664,000

Loss from operations	(2,588,000)	(1,965,000)	(7,444,000)	(9,234,000)
Interest income	140,000	85,000	445,000	264,000
Other income, net	4,000	(15,000)	19,000	(12,000)

Net loss	$(2,444,000)	$(1,895,000)	$(6,980,000)	$(8,982,000)

Net loss per share - basic and diluted	$(0.20)	$(0.15)	$(0.58)	$(0.72)

Weighted average common shares outstanding -basic and diluted	12,107,000	12,768,000	12,072,000	12,523,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015

Net loss	$(2,444,000)	$(1,895,000)	$(6,980,000)	$(8,982,000)

Other comprehensive (loss) income, net:

Unrealized (loss) gain on investments	(20,000)	(5,000)	(10,000)	(20,000)

Reclassification of net realized investment losses included in net loss		17,000		44,000

Foreign currency translation adjustment	(192,000)	141,000	(116,000)	-

Total other comprehensive loss	(212,000)	153,000	(126,000)	24,000

Comprehensive loss	$(2,656,000)	$(1,742,000)	$(7,106,000)	$(8,958,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity

Balance at December 31, 2014	13,476,000	$124,000	$106,272,000	$(75,176,000)	$(375,000)	$(3,590,000)	$27,255,000

Net loss	-	-	-	(8,982,000)	-	-	(8,982,000)
Foreign currency translation adjustment	-	-	-	-	-	-	-
Unrealized loss on investments	-	-	-	-	24,000	-	24,000

Shares issued pursuant to exercise of stock options	555,000	5,000	2,194,000				2,199,000
Issuance of restricted stock	232,000	-	-	-	-	-	-

Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(455,000)	(455,000)
Forfeiture of restricted shares	(49,000)
Stock based compensation - restricted stock	-	-	1,010,000	-	-	-	1,010,000

Stock based compensation - options and performance shares	-	-	223,000	-	-	-	223,000

Balance at September 30, 2015	14,214,000	$129,000	$109,699,000	$(84,158,000)	$(351,000)	$(4,045,000)	$21,274,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities:

Net loss	$(6,980,000)	$(8,982,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	652,000	347,000
Proceeds from sale of New Jersey net operating loss carryforwards	63,000	-
Stock-based compensation expense	963,000	1,233,000
Depreciation and amortization	1,666,000	557,000
Inventory reserve	110,000	186,000
Other non-cash items	16,000	27,000
Changes in:
Accounts receivable	(2,493,000)	1,604,000
Financing receivables	1,996,000	932,000
Inventory	(483,000)	(1,137,000)
Prepaid expenses and other assets	(515,000)	(478,000)
Deferred costs	(366,000)	(903,000)
Deferred revenue	1,551,000	(410,000)
Accounts payable and accrued expenses	1,942,000	(523,000)
Net cash used in operating activities	(1,878,000)	(7,547,000)
Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(323,000)	(1,871,000)
Purchase of investments	(4,262,000)	(2,524,000)
Proceeds from the sale and maturities of investments	4,411,000	8,258,000
Net cash (used in) provided by investing activities	(174,000)	3,863,000
Cash flows from financing activities:
Principal payments of capital lease obligation	(106,000)	(121,000)
Proceeds from exercise of stock options	323,000	1,965,000
Net cash provided by financing activities	217,000	1,844,000
Effect of foreign exchange rate changes on cash and cash equivalents	6,000	182,000
Net decrease in cash and cash equivalents	(1,829,000)	(1,658,000)
Cash and cash equivalents - beginning of period	6,582,000	5,974,000
Cash and cash equivalents - end of period	$4,753,000	$4,316,000
Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	24,000	11,000
Noncash activities:
Unrealized gain (loss) on investments	$(10,000)	$24,000
Shares withheld pursuant to stock issuance	$137,000	$455,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“IDS GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“IDS Ltd”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2015, the consolidated results of its operations for the three-month and nine-month periods ended September 30, 2014 and 2015, the consolidated change in stockholders’ equity for the nine-month period ended September 30, 2015 and the consolidated cash flows for the nine-month periods ended September 30, 2014 and 2015. The results of operations for the nine-month period ended September 30, 2015 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year then ended.

We believe our available working capital, anticipated level of future revenues, and the expected cash flows from operations (including the cost savings from the reduction in work force - see Note 20) will be sufficient to sustain the Company’s operations for at least the next twelve months. In the future the Company may also seek to raise additional funds through equity, debt, accounts receivable or inventory financing to help meet short-term capital requirements as well as long-term strategic objectives.

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

NOTE 4 - INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds, common stock and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of September 30, 2014 and 2015, all of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three- and nine-month periods ended September 30, 2014, the Company reported unrealized losses of $(20,000) and $(10,000), respectively, and for the three- and nine-month periods ended September 30, 2015, the Company reported unrealized losses of $(5,000) and $(20,000), respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and mutual funds. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment in debt securities designated as available for sale, excluding investment in common stock of $53,000, classified by the contractual maturity date of the security as of September 30, 2015:

Fair Value

Due within one year	$51,000
Due one year through three years	1,244,000
Due after three years	203,000

$1,498,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2014 and September 30, 2015 are as follows:

		Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gain	Loss	Value
Investments - short term
Available for sale
Corporate bonds and commercial paper	$51,000	-	-	$51,000
Common stock	49,000	4,000	-	53,000

Total investments - short term	100,000	4,000	-	104,000

Investments - long term
Available for sale
U.S. Treasury Notes	935,000	4,000	-	939,000
Government agency bonds	150,000	-	-	150,000
Corporate bonds and commercial paper	357,000	1,000	-	358,000

Total investments - long term	1,442,000	5,000	-	1,447,000

Total investments	$1,542,000	$9,000	$-	$1,551,000

		Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gain	Loss	Value
Investments - short term
Available for sale
Mutual funds	$1,706,000	-	(36,000)	$1,670,000
Corporate bonds and commercial paper	824,000	1,000	-	825,000
U.S. Treasury Notes	680,000	-	-	680,000
Common stock	49,000	25,000	-	74,000

Total investments - short term	3,259,000	26,000	(36,000)	3,249,000

Investments - long term
Available for sale
U.S. Treasury Notes	2,165,000	-	(3,000)	2,162,000
Government agency bonds	751,000	-	(3,000)	748,000
Corporate bonds and commercial paper	1,155,000	1,000	-	1,156,000

Total investments - long term	4,071,000	1,000	(6,000)	4,066,000

Total investments	$7,330,000	$27,000	$(42,000)	$7,315,000

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

As of September 30, 2015, all of the Company’s investments are classified as Level 1 fair value measurements.

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

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The Company amortized and recognized $951,000 and $2,762,000 of deferred equipment revenue during the three- and nine-month periods ended September 30, 2014, respectively, and $1,273,000 and $3,401,000 during the three- and nine-month periods ended September 30, 2015, respectively.

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

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2014 and September 30, 2015, unbilled receivables were $170,000 and $-0-, respectively.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the Condensed Consolidated Statements of Operations.

In April 2015, we entered into a development project with Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group. The Company recognized milestone revenue of $750,000 for the nine-month period ended September 30, 2015 from the completion of milestones in accordance with the milestone method of revenue recognition. Milestone payments are recognized as revenue upon achievement of the milestone only if the following conditions are met: (i) there is substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (ii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iii) the milestone relates solely to past performance; and (iv) be reasonable in relation to the effort expended to achieve the milestone.

Deferred revenue consists of the following:

	December 31,	September 30,
	2014	2015

Deferred revenue	$1,985,000	$261,000
Deferred activation fees	532,000	500,000
Deferred maintenance revenue	3,211,000	3,496,000
Deferred remote transportation asset management product revenue	8,943,000	10,004,000

	14,671,000	14,261,000
Less: Current portion	6,742,000	7,000,000

Deferred revenue - less current portion	$7,929,000	$7,261,000

NOTE 6 - FINANCING RECEIVABLES

Financing receivables include notes and sales-type lease receivables from the sale of the Company’s products and services. Financing receivables consist of the following:

	December 31,	September 30,
	2014	2015

Notes receivable	$27,000	$7,000
Sales-type lease receivable	5,943,000	5,031,000
Less: Allowance for credit losses	-	-
	5,970,000	5,038,000

Less: Current portion
Notes receivable	25,000	7,000
Sales-type lease receivable	1,873,000	1,835,000
	1,898,000	1,842,000

Financing receivables - less current portion	$4,072,000	$3,196,000

Notes receivable relate to product financing arrangements that exceed one year and bear interest at approximately 8% - 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. There were no sales of notes receivable during the nine-month periods ended September 30, 2014 and 2015.

The present value of net investment in sales-type lease receivable is principally for three to five-year leases of the Company’s products and is reflected net of unearned income of $565,000 and $473,000 at December 31, 2014 and September 30, 2015, respectively, discounted at 1% - 26%.

The allowance for doubtful accounts represents the Company’s best estimate of the amount of credit losses in the Company’s existing notes and sales-type lease receivable.  The allowance for doubtful accounts is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers its customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the three- and nine-month-periods ended September 30, 2014 and 2015. The Company does not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes or leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest when it is probable that the Company will collect the remaining principal and interest of an impaired note or lease. Notes and leases become past due based on how recently payments have been received.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of September 30, 2015 are as follows:

Year ending December 31:

October - December 2015	$474,000
2016	1,788,000
2017	1,466,000
2018	912,000
2019	316,000
Thereafter	75,000

5,031,000
Less: Current portion	1,835,000

Sales-type lease receivable - less current portion	$3,196,000

NOTE 7 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method.

Inventories consist of the following:

	December 31,	September 30,
	2014	2015
Components	$3,029,000	$3,233,000
Finished goods	3,223,000	3,970,000

	$6,252,000	$7,203,000

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31,	September 30,
	2014	2015
Equipment	$1,480,000	$1,622,000
Computer software and website development	3,470,000	5,153,000
Computer hardware	2,717,000	2,750,000
Furniture and fixtures	373,000	373,000
Automobiles	47,000	60,000
Leasehold improvements	181,000	181,000

	8,268,000	10,139,000
Accumulated depreciation and amortization	(6,748,000)	(7,204,000)

	$1,520,000	$2,935,000

As of December 31, 2014 and September 30, 2015, the Company had expenditures of approximately $63,000 and $1,663,000, respectively, for computer software and website development which had not been placed in service.  Depreciation expense is not recorded for such assets until they are placed in service.

Assets acquired under a capital lease, net of accumulated amortization of $104,000, were $201,000 as of September 30, 2015. If the assets acquired under a capital lease transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. Amortization expense for assets under capital lease was $15,000 and $43,000, for the three- and nine-months ended September 30, 2014 and $15,000 and $45,000, for the three- and nine-months ended September 30, 2015, respectively.

Depreciation and amortization expense for the three- and nine-month periods ended September 30, 2014 was $279,000 and $847,000, respectively, and for the three- and nine-month periods ended September 30, 2015 was $130,000 and $456,000, respectively. This includes amortization of costs associated with computer software and website development for the three- and nine-month periods ended September 30, 2014 of $145,000 and $431,000, respectively, and for the three- and nine-month periods ended September 30, 2015 of $29,000 and $129,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Oracle Enterprise Resource Planning (ERP) software, enhancements to the VeriWiseTM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $88,000 and $1,601,000 for such projects for the nine-month periods ended September 30, 2014 and 2015, respectively.

NOTE 9 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company, which include identifiable intangible assets from the acquisition of IDS Ltd., PowerKey (the industrial vehicle monitoring products division of International Electronics, Inc. acquired by the Company in 2008) and AI as of December 31, 2014 and September 30, 2015:

September 30, 2015	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(778,000)	$711,000
Tradename	5	200,000	(200,000)	-
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(50,000)	-
Workforce	5	33,000	(33,000)	-
Customer relationships	5	4,499,000	(4,499,000)	-

		6,505,000	(5,794,000)	711,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,670,000	$(5,794,000)	$876,000

December 31, 2014	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(677,000)	$812,000
Tradename	5	200,000	(200,000)	-
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(50,000)	-
Workforce	5	33,000	(33,000)	-
Customer relationships	5	4,499,000	(4,499,000)	-

		6,505,000	(5,693,000)	812,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,670,000	$(5,693,000)	$977,000

Amortization expense for the three- and nine-month periods ended September 30, 2014 was $273,000 and $819,000, respectively, and for the three- and nine-month periods ended September 30, 2015 was $33,000 and $101,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

October - December 2015	$36,000
2016	135,000
2017	135,000
2018	135,000
2019	135,000
2020	135,000

There have been no changes in the carrying amount of goodwill from January 1, 2015 to September 30, 2015.

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

The Company recognizes all employee share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $143,000 and $457,000, respectively, for the three- and nine-month periods ended September 30, 2014 and $65,000 and $221,000, respectively, for the three- and nine-month periods ended September 30, 2015, in connection with awards made under the stock option plans.

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

The following table summarizes the activity relating to the Company’s stock options for the nine-month period ended September 30, 2015:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	2,209,000	$6.84
Granted	-	-
Exercised	(555,000)	3.96
Forfeited or expired	(399,000)	10.28

Outstanding at end of period	1,255,000	$7.02	5 years	$34,000

Exercisable at end of period	944,000	$7.48	4 years	$34,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	September 30,
	2014	2015

Expected volatility	44.4%	-
Expected life of options	3.0 - 4.0 years	-
Risk free interest rate	1.2%	-
Dividend yield	0%	-
Weighted average fair value of options granted during the period	$1.91	$-

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the nine-month periods ended September 30, 2014 and 2015 was $702,000 and $497,000, respectively. The total intrinsic value of options exercised during the nine -month periods ended September 30, 2014 and 2015 was $192,000 and $1,522,000, respectively.

As of September 30, 2015, there was approximately $545,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.42 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the nine-month period ended September 30, 2015 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Restricted stock, non-vested, beginning of year	616,000	$5.69
Granted	232,000	6.00
Vested	(206,000)	5.74
Forfeited	(48,000)	5.70

Restricted stock, non-vested, end of period	594,000	$5.79

The Company recorded stock-based compensation expense of $186,000 and $500,000, respectively, for the three- and nine-month periods ended September 30, 2014 and $401,000 and $1,010,000, respectively, for the three- and nine-month periods ended September 30, 2015, in connection with restricted stock grants. As of September 30, 2015, there was $2,870,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.86 years.

Performance Shares

The Company has granted performance shares to key employees pursuant to the 2007 Equity Compensation Plan, as amended, and may continue, from time to time, to grant performance shares under such plan or the 2015 Equity Compensation Plan. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period from the date of issuance, with the ability to achieve prorated performance shares during interim annual measurement periods. The annual measurement period is based on a trading day average of the Company’s stock after the announcement of annual results. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the three-and nine-month periods ended September 30, 2014 and 2015 was insignificant.

The following table summarizes the activity relating to the Company’s performance shares for the nine-month period ended September 30, 2015:

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

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder.  The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of September 30, 2015, the Company has not yet been requested to file such a registration statement.

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

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Warrant Shares pursuant to any exercise of the Warrants. As of September 30, 2015, the Company has sufficient shares reserved.

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

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2015 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2015	$(360,000)	$(15,000)	$(375,000)
Net current period change	-	24,000	24,000

Balance at September 30, 2015	$(360,000)	$9,000	$(351,000)

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2014 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income (loss)

Balance at January 1, 2014	$(97,000)	$(9,000)	$(106,000)
Net current period change	(116,000)	(10,000)	(126,000)

Balance at September 30, 2014	$(213,000)	$(19,000)	$(232,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income/loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation losses of $(116,000) and $-0-for the nine-month periods ended September 30, 2014 and 2015, respectively, which is included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Shares Withheld

During the nine-month periods ended September 30, 2014 and 2015, 24,000 and 75,000 shares, respectively of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $137,000 and $455,000, respectively.

NOTE 12 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three- and nine-month periods ended September 30, 2014 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Basic and diluted loss per share
Net loss	$(2,444,000)	$(1,895,000)	$(6,980,000)	$(8,982,000)

Weighted-average shares outstanding	12,107,000	12,768,000	12,072,000	12,523,000

Basic and diluted net loss per share	$(0.20)	$(0.15)	$(0.58)	$(0.72)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance shares awards. For the three- and nine- month periods ended September 30, 2014, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 3,015,000 would have been anti-dilutive. For the three- and nine- month periods ended September 30, 2015, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 1,949,000 would have been anti-dilutive. The warrants exercisable by Avis Budget Group upon ABCR’s execution and delivery of SOW#2 also have no impact on diluted loss per share since they are considered unissued as of September 30, 2015.

NOTE 13- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	September 30,
	2014	2015

Accounts payable	$7,190,000	$8,639,000
Accrued warranty	942,000	507,000
Accrued severance	180,000	-
Accrued compensation	1,360,000	372,000
Other current liabilities	430,000	281,000

	$10,102,000	$9,799,000

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2014 and September 30, 2015.

The following table summarizes warranty activity for the nine-month periods ended September 30, 2014 and 2015:

	Nine Months Ended September 30,
	2014	2015

Accrued warranty reserve, beginning of period	$522,000	$942,000
Accrual for product warranties issued	240,000	371,000
Product replacements and other warranty expenditures	(116,000)	(162,000)
Expiration of warranties	(154,000)	(644,000)

Accrued warranty reserve, end of period	$492,000	$507,000

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

Annual minimum lease payments under capital lease obligations are as follows:

Year ending December 31:

October - December 2015	$29,000
Less: amount representing interest	(1,000)
Total	$28,000

NOTE 15 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of September 30, 2015, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

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

NOTE 17 - CONCENTRATION OF CUSTOMERS

One customer accounted for 23% of the Company’s revenue during the nine-month period ended September 30, 2015. Two customers accounted for 16% and 13% of the Company’s accounts receivable as of September 30, 2015. One customer accounted for 12% of finance receivables as of September 30, 2015.

Two customers accounted for 17% and 16% of the Company’s revenue during the nine-month period ended September 30, 2014. One customer accounted for 16.0% of the Company’s accounts receivable as of September 30, 2014. One customer accounted for 50% of finance receivables as of September 30, 2014.

NOTE 18 - STOCK REPURCHASE PROGRAM

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the nine-month period ended September 30, 2015. As of September 30, 2015, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

NOTE 19 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, I.D. Systems GmbH (“IDS GmbH”), and United Kingdom subsidiary, I.D. Systems (UK) Ltd (“IDS Ltd”), are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for IDS GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Net revenue	$1,321,000	$157,000	$3,089,000	$1,032,000

Net income (loss)	241,000	(209,000)	530,000	(245,000)

Total assets of IDS GmbH were $4,235,000 and $3,640,000 as of December 31, 2014 and September 30, 2015, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Net revenue	$74,000	$89,000	$246,000	$374,000

Net loss	(145,000)	(120,000)	(316,000)	(199,000)

Total assets of IDS Ltd were $1,937,000 and $1,297,000 as of December 31, 2014 and September 30, 2015, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions gains (losses) for the three- and nine-month periods ended September 30, 2014 of $(75,000) and $(43,000), respectively, and for the three- and nine-month periods ended September 30, 2015 of $(2,000) and $(56,000) respectively, are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

NOTE 20 - REDUCTION IN WORK FORCE

On July 31, 2015, the Company eliminated 27 positions, representing approximately 20% of our total personnel. In order to earn a severance payment, affected employees were required to execute a general release agreement. Total severance costs incurred during the three- and nine-months periods ended September 30, 2015 were $280,000, of which $30,000 is included in research and development expenses and $250,000 is included in selling, general and administrative expenses in the condensed consolidated statement of operations. As of September 30, 2015, these costs have been paid.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017, while allowing for early adoption as of January 1, 2017. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

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

To help reduce fleet maintenance costs, our PowerFleet® and PowerBox systems are able to automate and enforce preventative maintenance scheduling by:

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

Risks to Our Business

During the nine-month period ended September 30, 2015, we generated revenues of $31.6 million, and Wal-Mart Stores, Inc. accounted for 23% of our revenues. During the nine-month period ended September 30, 2014, we generated revenues of $32.9 million, and the Raymond Corporation and Wal-Mart Stores, Inc. accounted for 17% and 16% of our revenues, respectively.

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

As of September 30, 2015, we had cash, cash equivalents and marketable securities of $6.2 million, working capital of $15.0 million and no debt. Our primary sources of cash are cash flows from operating activities and our holdings of cash, cash equivalents and investments.  To date, we have not generated sufficient revenue solely from operating activities to fund our operations.  In July 2015, we completed a strategic review which resulted in detailed plans to refocus our go-to market strategy on large enterprise customers aimed at increasing sales in the second half of 2015 and reducing our headcount by approximately 20%. If we are unable to successfully implement our refocused go-to-market strategy, we may not realize the additional operating income expected as a result of the implementation, which may have a negative effect on the Company’s business, financial condition and results of operations.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies

For the nine-month period ended September 30, 2015, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Revenue:
Products	62.1%	65.7%	61.6%	59.5%
Services	37.9	34.3	38.4	40.5

	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of products	39.6	46.6	38.7	43.1
Cost of services	13.8	12.2	13.9	17.6

Total gross profit	46.6	41.2	47.4	39.3

Operating expenses:
Selling, general and administrative expenses	53.6	49.2	57.0	57.5
Research and development expenses	15.1	10.5	13.0	10.9
	68.7	59.7	70.0	68.4

Loss from operations	(22.1)	(18.5)	(22.6)	(29.1)
Interest income, net	1.2	.8	1.4	0.8
Other income	-	(0.1)	0.1	-

Net loss	(20.9)%	(17.8)%	(21.1)%	(28.3)%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2014	2015
Product revenue:
Industrial and rental fleet management	$5,585,000	$3,516,000
Transportation asset management	1,707,000	3,431,000
	7,292,000	6,947,000

Services revenue:
Industrial and rental fleet management	1,856,000	1,365,000
Transportation asset management	2,591,000	2,269,000
	4,447,000	3,634,000

	$11,739,000	$10,581,000

REVENUES. Revenues decreased by approximately $1.2 million, or 9.9%, to $10.6 million in the three months ended September 30, 2015 from $11.7 million in the same period in 2014. The decrease in revenue is attributable to a decrease in total industrial and rental fleet management revenue of approximately $2.6 million to $4.9 million in 2015 from $7.4 million in 2014 partially offset by an increase in total management transportation asset management revenue of approximately $1.4 million to $5.7 million in 2015 from $4.3 million in 2014.

Revenues from products decreased by approximately $0.3 million, or 4.7%, to $6.9 million in the three months ended September 30, 2015 from $7.3 million in the same period in 2014. Industrial and rental fleet management product revenue decreased by approximately $2.1 million to $3.5 million in 2015 from $5.6 million in 2014. The decrease in industrial and rental fleet management product revenue resulted principally from decreased product sales of approximately $1.5 million to the Raymond Corporation and $0.3 million to Still Gmbh. Transportation asset management product revenue increased approximately $1.7 million to $3.4 million in 2015 from $1.7 million in 2014. The increase in transportation asset management product revenue resulted principally from increased spare parts sales of approximately $1.3 million to Wal-Mart Stores, Inc.

Revenues from services decreased by approximately $0.8 million, or 18.3%, to $3.6 million in the three months ended September 30, 2015 from $4.4 million in the same period in 2014. Industrial and rental fleet management service revenue decreased by approximately $0.5 million to $1.4 million in 2015 from $1.9 million in 2014 principally due to a decrease in service revenue of approximately $0.2 million from the U.S. Postal Service and $0.2 million from the Procter & Gamble Company. Transportation asset management service revenue decreased by approximately $0.3 million to $2.3 million in 2015 from $2.6 million in 2014 principally due to a decrease in the revenue per active unit.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2014	2015
Cost of products:
Industrial and rental fleet management	$3,440,000	$2,338,000
Transportation asset management	1,213,000	2,591,000
	4,653,000	4,929,000

Cost of services:
Industrial and rental fleet management	839,000	605,000
Transportation asset management	776,000	691,000
	1,615,000	1,296,000

	$6,268,000	$6,225,000

COST OF REVENUES. Cost of revenues decreased by approximately $0.1 million, or 0.7%, to $6.2 million in the three months ended September 30, 2015 from $6.3 million for the same period in 2014. The decrease is principally attributable to a decrease in product revenue in 2015 and increased product costs. Gross profit was $4.4 million in three months ended September 30, 2015 compared to $5.5 million for the same period in 2014. As a percentage of revenues, gross profit decreased to 41.2% in 2015 from 46.6% in 2014.

Cost of products increased by approximately $0.3 million, or 5.9%, to $4.9 million in the three months ended September 30, 2015 from $4.7 million in the same period in 2014. Gross profit for products was $2.0 million in 2015 compared to $2.6 million in 2014. The decrease in gross profit was attributable to a decrease of approximately $1.0 million in the industrial and rental fleet management gross profit to $1.2 million in 2015 from $2.1 million in 2014 partially offset by an increase in the transportation asset management gross profit of approximately $0.3 million to $0.8 million in 2015 from $0.5 million in 2014. As a percentage of product revenues, gross profit decreased to 29.1% in 2015 from 36.2% in 2014. The decrease in gross profit as a percentage of product revenue was due to a decrease in the transportation asset management gross profit percentage to 24.5% in 2015 from 28.9% in 2014 which was principally due to lower gross margin on spare parts sales. The industrial and rental fleet management gross profit percentage decreased to 33.5% in 2015 from 38.4% in 2014, which was principally due to an increase in the number of units sold with lower unit product margins, which was principally due to the Company’s transition to a new pricing model for vehicle management systems (“VMS”), that emphasizes multi-year service contracts and lower upfront hardware revenue and start-up costs for initial production of the Company’s new generation of VMS devices.

Cost of services decreased by approximately $0.3 million, or 19.8%, to $1.3 million in the three months ended September 30, 2015 from $1.6 million in the same period in 2014. Gross profit for services was $2.3 million in 2015 compared to $2.8 million in 2014. The decrease in the gross profit was attributable to a decrease of approximately $0.2 million in the transportation asset management to $1.6 million in 2015 from $1.8 million in 2014 and a decrease in the industrial and rental fleet management gross profit of approximately $0.3 million to $0.8 million in 2015 from $1.0 million in 2014. As a percentage of service revenues, gross profit of approximately 64.3% in 2015 remained generally consistent with the gross profit of 63.7% in 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by approximately $1.1 million, or 17.2% to $5.2 million in the three months ended September 30, 2015 compared to $6.3 million in the same period in 2014. The decrease was principally due to a decrease of approximately $0.3 million in bad debt expense reserve from improved collections, a decrease in intangibles amortization expense of approximately $0.4 million as some intangible assets became fully amortized, a credit of $0.3 million from a settlement of professional fees, and a $0.2 million decrease in recruiting expenses, partially offset by $0.3 million in severance costs from the reduction in work force. As a percentage of revenues, selling, general and administrative expenses decreased to 49.2% in the three months ended September 30, 2015 from 53.6% in the same period in 2014, primarily due to the decrease in expenses noted above.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by approximately $0.7 million, or 37.1% to approximately $1.1 million in the three months ended September 30, 2015 compared to $1.8 million in the same period in 2014, primarily from a reduction of product development expenses incurred in 2014 under our I.D. Systems 2.0 initiative which was completed during the first quarter of 2015. As a percentage of revenues, research and development expenses decreased to 10.5% in the three months ended September 30, 2015 from 15.1% in the same period in 2014, primarily due to the decrease in expenses noted above.

INTEREST INCOME. Interest income decreased by $55,000, or 39.3%, to $85,000 in the three months ended September 30, 2015 from $140,000 in the same period in 2014 principally due to a decrease in interest income from financing receivables.

NET LOSS. Net loss was $1.9 million, or $(0.15) per basic and diluted share, for the three months ended September 30, 2015 as compared to net loss of $2.4 million, or $(0.20) per basic and diluted share, for the same period in 2014. The decrease in the net loss was due primarily to the reasons described above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth our revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2014	2015
Product revenue:
Industrial and rental fleet management	$14,959,000	$10,165,000
Transportation asset management	5,284,000	8,646,000
	20,243,000	18,811,000

Services revenue:
Industrial and rental fleet management	4,634,000	5,354,000
Transportation asset management	8,011,000	7,462,000
	12,645,000	12,816,000

	$32,888,000	$31,627,000

REVENUES. Revenues decreased by approximately $1.3 million, 3.8%, to $31.6 million in the nine months ended September 30, 2015 from $32.9 million in the same period in 2014. The decrease in revenue is attributable to decrease in total industrial and rental fleet management revenue of approximately $4.1 million to $15.5 million in 2015 from $19.6 million in 2014 partially offset by an increase in total transportation asset management revenue of approximately $2.8 million to $16.1 million in 2015 from $13.3 million in 2014.

Revenues from products decreased by approximately $1.4 million, or 7.1%, to $18.8 million in the nine months ended September 30, 2015 from $20.2 million in the same period in 2014. Industrial and rental fleet management product revenue decreased by approximately $4.8 million to $10.2 million in 2015 from $15.0 million in 2014. The decrease in industrial and rental fleet management product revenue resulted principally from decreased product sales of approximately $3.0 million to the Raymond Corporation, $0.8 million to the U.S. Postal Service, and $0.4 million to General Motors Company. Transportation asset management product revenue increased by approximately $3.4 million to $8.6 million in 2015 from $5.3 million in 2014. The increase in transportation asset management product revenue resulted principally from increased spare parts sales of approximately $2.3 million to Wal-Mart Stores, Inc. and $0.5 million to Knight Transportation.

Revenues from services increased by approximately $0.2 million, or 1.4%, to $12.8 million in the nine months ended September 30, 2015 from $12.6 million in the same period in 2014. Industrial and rental fleet management service revenue increased by approximately $0.7 million to $5.4 million in 2015 from $4.6 million in 2014, principally due to an increase in revenue of approximately $0.7 million from Avis Budget, Inc. from a new development project. Transportation asset management service revenue decreased by approximately $0.5 million to $7.5 million in 2015 from $8.0 million in 2014. The decrease in transportation asset management service revenue resulted principally from a decrease in the revenue per active unit.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2014	2015
Cost of products:
Industrial and rental fleet management	$9,217,000	$6,785,000
Transportation asset management	3,507,000	6,858,000
	12,724,000	13,643,000

Cost of services:
Industrial and rental fleet management	2,151,000	3,153,000
Transportation asset management	2,434,000	2,401,000
	4,585,000	5,554,000

	$17,309,000	$19,197,000

COST OF REVENUES. Cost of revenues increased by approximately $1.9 million, or 10.9%, to $19.2 million in the nine months ended September 30, 2015 from $17.3 million for the same period in 2014. The increase is principally attributable to an increase in cost of products and services in 2015. Gross profit was $12.4 million in the nine months ended September 30, 2015 compared to $15.6 million for the same period in 2014. As a percentage of revenues, gross profit decreased to 39.3% in 2015 from 47.4% in 2014.

Cost of products increased by approximately $0.9 million, or 7.2%, to $13.6 million in the nine months ended September 30, 2015 from $12.7 million in the same period in 2014. Gross profit for products was $5.2 million in 2015 compared to $7.5 million in 2014. The decrease in gross profit was attributable to a decrease of approximately $2.4 million in the industrial and rental fleet management gross profit to $3.4 million in 2015 from $5.7 million in 2014. The transportation asset management gross profit of approximately $1.8 million in 2015 remained generally consistent with the 2014 gross profit. As a percentage of product revenues, gross profit decreased to 27.5% in 2015 from 37.1% in 2014. The decrease in gross profit as a percentage of product revenue was due to a decrease in the industrial and rental fleet management gross profit percentage to 33.3% in 2015 from 38.4% in 2014, which was principally due to an increase in the number of units sold with lower unit product margins, which was principally due to the Company’s transition to a new pricing model for VMS, that emphasizes multi-year service contracts and lower upfront hardware revenue and start-up costs for initial production of the Company’s new generation of VMS devices. The transportation asset management product revenue gross profit percentage decreased to 20.7% in 2015 from 33.6% in 2014, which was principally due to lower gross margin on spare parts sales, partially offset by a decrease in warranty expense.

Cost of services increased by approximately $1.0 million, or 21.1%, to $5.6 million in the nine months ended September 30, 2015 from $4.6 million in the same period in 2014. Gross profit for services was $7.3 million in 2015 compared to $8.1 million in 2014. The transportation asset management gross profit decreased by approximately $0.5 million to $5.1 million in 2015 from $5.6 million in 2014. The industrial and rental fleet management gross profit decreased approximately $0.3 million to $2.2 million in 2015 from $2.5 million in 2014. As a percentage of service revenues, gross profit decreased to 56.7% in 2015 from 63.7% in 2014. The decrease in gross profit as a percentage of service revenue was principally due to a decrease in the industrial and rental fleet management gross profit percentage to 41.1% in 2015 from 53.6% in 2014 and a decrease in the transportation asset management gross profit percentage to 67.8% in 2015 from 69.6% in 2014. The decrease in the industrial and rental fleet management gross profit margin was principally due to an increase in installation expenses. The decrease in transportation asset management gross profit margin was principally due to an increase in communication expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by approximately $0.6 million, or 3.0%, to $18.2 million in the nine months ended September 30, 2015 compared to $18.8 million in the same period in 2014. The decrease was principally due to a decrease of approximate $1.1 million in expenses related to the Company’s executive management change that was incurred in 2014, a decrease of approximate $1.1 million in intangibles amortization expense as some intangible assets became fully amortized, a decrease of approximately $0.3 million in bad debt expense reserve from improved collections, partially offset by an increase of approximately $0.8 million in payroll-related expenses, which was due to an increase in the number of employees prior to the reduction in work force in July 2015, $0.3 million in severance costs from the reduction in work force, $0.3 million increase in professional fees, which was principally from an unconsummated strategic initiative, and $0.6 million in stock-based compensation expense which was due to grants of restricted stock. As a percentage of revenues, selling, general and administrative expenses increased to 57.5% in the nine months ended September 30, 2015 from 57.0% in the same period in 2014, primarily due to the decrease in revenue noted above.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by approximately $0.8 million, or 18.8%, to $3.5 million in the nine months ended September 30, 2015 compared to $4.3 million in the same period in 2014 primarily from a reduction of product development expenses incurred in 2014 as a result of our I.D. Systems 2.0 initiative. As a percentage of revenues, research and development expenses decreased to 10.9% in the nine months ended September 30, 2015 from 13.0% in the same period in 2014, primarily due to the decrease in expenses noted above.

INTEREST INCOME. Interest income decreased by $181,000, or 40.7%, to $264,000 in the nine months ended September 30, 2015 from $445,000 in the same period in 2014 principally due to a decrease in interest income from financing receivables.

NET LOSS. Net loss was $9.0 million, or $(0.72) per basic and diluted share, for the nine months ended September 30, 2015 as compared to net loss of $7.0 million, or $(0.58) per basic and diluted share, for the same period in 2014. The increase in the net loss was due primarily to the reasons described above.

Capital Requirements

As of September 30, 2015, we had cash, cash equivalents and marketable securities of $6.2 million, working capital of $15.0 million and no debt. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments. To date, the Company has not generated sufficient revenue solely from operating activities to fund its operations. We currently have no lines of credit or other bank financing arrangements.

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

Operating Activities

Net cash used in operating activities was $7.5 million for the nine-month period ended September 30, 2015, compared to net cash used in operating activities of $1.9 million for the same period in 2014. The net cash used in operating activities for the nine-month period ended September 30, 2015 reflects a net loss of $9.0 million and includes non-cash charges of $1.2 million for stock-based compensation, $0.6 million for depreciation and amortization expense and $0.3 million for bad debt expense. Changes in working capital items included:

•	an increase in inventory of $1.1 million;

•	an increase in deferred costs of $0.9 million;

•	a decrease in accounts receivable of $1.6 million; and

•	a decrease in financing receivables of $0.9 million.

Investing Activities

Net cash provided by investing activities was $3.9 million for the nine-month period ended September 30, 2015, compared to net cash used in investing activities of $0.2 million for the same period in 2014. The change from the same period in 2014 was primarily due to an increase in net proceeds from the sale and maturities of investments of $5.6 million, partially offset by an increase in expenditures for fixed assets and website development costs of $1.5 million in 2015.

Financing Activities

Net cash provided by financing activities was $1.8 million for the nine-month period ended September 30, 2015, compared to net cash provided by financing activities of $0.2 million for the same period in 2014. The change from the same period in 2014 was primarily due to an increase in proceeds from the exercise of stock options of $1.6 million in 2015.

Liquidity and Capital Resources

We believe our available working capital, anticipated level of future revenues, and the expected cash flows from operations (including the cost savings from the reduction in work force - see Note 20) will be sufficient to sustain our operations for at least the next twelve months. In the future we may also seek to raise additional funds through equity, debt, accounts receivable or inventory financing to help meet our short-term capital requirements as well as our long-term strategic objectives.

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of September 30, 2015, we had cash, cash equivalents and marketable securities of $6.2 million and working capital of $15.0 million, compared to cash, cash equivalents and marketable securities of $13.6 million and working capital of $19.4 million as of December 31, 2014. In the future we may seek to raise additional funds through equity, debt, accounts receivable or inventory financing to help meet our short-term capital requirements as well as our long-term strategic objectives; however, we cannot assure you that any such financing will be available on terms acceptable to us or at all.

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

Contractual Obligations

As of September 30, 2015, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as noted below.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of September 30, 2015, we had cash, cash equivalents and marketable securities of $6.2 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of September 30, 2015, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

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

As of September 30, 2015, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

We reviewed our internal control over financial reporting at September 30, 2015. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of November 13, 2015, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. Risk Factors

In addition to the other information set forth below and under the heading “Risks to Our Business” in Part 1, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended September 30, 2015, except as set forth below, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described below and in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

If we are unable to increase our sales in the second half of 2015 through our go-to market strategy focused on large enterprise customers, we may require additional funds to meet our capital requirements in the future, and we cannot assure you that we would be able to obtain financing on terms acceptable to us or at all.

As of September 30, 2015, we had cash, cash equivalents and marketable securities of $6.2 million, working capital of $15.0 million and no debt. Our primary sources of cash are cash flows from operating activities and our holdings of cash, cash equivalents and investments.  To date, we have not generated sufficient revenue solely from operating activities to fund our operations.  In July 2015, we completed a strategic review which resulted in detailed plans to refocus our go-to market strategy on large enterprise customers aimed at increasing sales in the second half of 2015 and reducing our headcount by approximately 20%. If we are unable to successfully implement our refocused go-to-market strategy, we may not realize the additional operating income expected as a result of the implementation, which may have a negative effect on the Company’s business, financial condition and results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended September 30, 2015. As the table indicates, the Company did not make any share repurchases under the share repurchase program during the quarterly period ended September 30, 2015.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2015 - July 31, 2015	-		$-	-	$1,660,000
August 1, 2015 - August 31, 2015	-		-	-	1,660,000
September 1, 2015 - September 30, 2015	27,000	(1)	$3.80	-	1,660,000

Total	27,000	(1)	$3.80	-	$1,660,000

(1) Includes 27,000 shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during September 2015.

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

I.D. SYSTEMS, INC.

Date: November 13, 2015	By:	/s/ Kenneth S. Ehrman
Kenneth S. Ehrman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Ned Mavrommatis
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