Form 10-K
period 2015-12-31
ID SYSTEMS INC
filed 2016-03-29
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $73.8 million.

The number of shares of the registrant’s Common Stock outstanding as of March 25, 2016, was 13,849,363 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement For the Registrant’s 2016 Annual Meeting of Stockholders	Part III

I.D. SYSTEMS, INC.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to:

●	future economic and business conditions;

●	the loss of any of our key customers or reduction in the purchase of our products by any such customers;

●	the failure of the markets for our products to continue to develop;

●	our inability to adequately protect our intellectual property;

●	the possibility that we may not be able to integrate successfully the business, operations and employees of acquired businesses;

●	the effects of competition from a wide variety of local, regional, national and other providers of wireless solutions;

●	changes in laws and regulations or changes in generally accepted accounting policies, rules and practices;

●	changes in technology or products, which may be more difficult or costly, or less effective, than anticipated; and

●	those risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of this report.

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

Note Regarding Trademarks

I.D. Systems has, or has applied for, trademark protection for I.D. SYSTEMS®, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, AVRAMP®, OPTI-KAN®, SECURESTREAM®, POWERFLEET®, SAFENAV®, POWERFLEET VISION®, POWERFLEET IQ™, INTELLIPOINT®, VERIWISE & Design®, VERIWISE™, VERIWISE IQ™, and ASSET INTELLIGENCE™.

Item 1. Business

Overview

I.D. Systems, Inc. was incorporated in the State of Delaware in 1993. I.D. Systems, Inc. (together with its subsidiaries, “I.D. Systems,” the “Company,” “we,” “our” or “us”) develops, markets and sells wireless machine-to-machine (“M2M”) solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles such as forklifts and airport ground support equipment, rental vehicles, and transportation assets such as dry van trailers, refrigerated trailers, railcars and containers. Our patented systems utilize radio frequency identification (RFID), Wi-Fi, satellite or cellular communications, and sensor technology and software to address the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, revenue, productivity and efficiency of their operations.

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

To provide an even deeper layer of insights into asset operations, we have developed a cloud-based software tool called I.D. Systems Analytics (“Analytics”), which is designed to provide a single, integrated view of asset activity across multiple locations, generating enterprise-wide benchmarks and peer-industry comparisons. Analytics determines key performance indicators (“KPIs”) relating to the performance of managed assets. Values for the KPIs may then be calculated and used to identify cost benefit measurements which translate the KPI values into monetized metrics. We expect that our growing database from monitored assets will allow us to create industry benchmarks that can be used to tell our customers how they are performing compared to their peers. We look for Analytics, as well as the data contained therein, to make a growing contribution to revenue, further differentiate and add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve.

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

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, transportation, aviation, aerospace and defense, homeland security and vehicle rental. Based on revenues for 2015, our top customers were Wal-Mart Stores, Inc. and the Raymond Corporation, a global provider of lift trucks, forklifts and material handling technology.

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

Our campus-based asset management system consists of four principal elements:

●	miniature wireless programmable computers attached to assets;

●	fixed-position communication infrastructure consisting of network devices with two-way wireless communication capabilities and, optionally RF-based location-emitting beacons;

●	application-specific network servers, which may be hosted on the site’s local area network (LAN), on an enterprise wide area network (WAN), or at a remote data center; and

●	proprietary software, which is a user-friendly, browser- accessible graphical user interface that provides visibility and control of the system database, and which is hosted either at the local installation site or at a remote data center.

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

Industrial Fleet Asset Management

Our PowerFleet® and didBOX solutions for industrial fleet management allow fleet operators to reduce operating costs and capital expenditures, comply with certain safety regulations and enhance security.

To help improve fleet safety and security, our PowerFleet® and didBOX systems provide vehicle operator access control to ensure that only trained and authorized personnel are able to use equipment, and impact sensing to assign responsibility for abusive driving.

PowerFleet® also provide: contactless operator identification; automatic wireless data communications; motion/idle detection, electronic vehicle inspection checklists for paperless compliance with governmental safety regulations; automatic reporting of emerging vehicle safety issues; automatic on-vehicle intervention, such as disabling equipment, in response to user-definable safety and security parameters; and remote vehicle deactivation capabilities, allowing a vehicle to be shut down manually or automatically under user-defined conditions.

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

To analyze and benchmark vehicle utilization and operator productivity, our PowerFleet® systems automatically record a wide range of activity and enable detailed performance comparisons to help management make informed decisions about vehicle and manpower allocations. This can lead to fleet and personnel reductions as well as increases in productivity. The PowerFleet® system also provides real-time and historical visibility of vehicle movements and other advanced asset management options.

To help reduce fleet maintenance costs, our PowerFleet systems are able to automate and enforce preventative maintenance scheduling by:

●	wirelessly uploading usage data from each vehicle;

●	defining various intervals and criteria for performing preventative maintenance;

●	automatically prioritizing maintenance events based on weighted, user-defined variables;

●	reporting in advance on vehicles with impending preventative maintenance events coming due;

●	automatically sending reminders to individual vehicles or operators via the system’s text messaging module; and

●	enabling remote lock-out of vehicles overdue for maintenance.

The PowerFleet® system also enables maintenance personnel to locate and retrieve vehicles due for service via the system’s optional graphical viewer software, and can provide automatic data feeds to our customers’ existing enterprise maintenance software systems.

A specialized application of our solution in the industrial fleet management and security market is vehicle security, particularly at airports, seaports and other areas of critical infrastructure. The Aviation and Transportation Security Act of 2001 mandates security for aircraft servicing equipment, including aircraft tow tractors, baggage tugs, cargo loaders, catering vehicles and fuel trucks. The airport market-specific version of our system is called AvRamp®, referencing the aviation industry and the ramp area at airports in which aircraft servicing equipment operates. To date, the most significant commercial deployment of the AvRamp system has been on fleets of aircraft ground support equipment at Newark Liberty International Airport for United Airlines and Chicago O’Hare International Airport and Dallas-Fort Worth International Airport for AMR Corporation (American Airlines and American Eagle Airlines).

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

Our remote asset management systems consist of five principal elements:

●	satellite or cellular communicators attached to assets;

●	GPS receivers that provide latitude/longitude location fixes that are transmitted based on logic resident in the communicator;

●	proprietary browser-based graphical user interface that provides visibility and two-way control of the system database (the data can also be transmitted to the customer via XML or web services data feed);

●	patented power management intelligence to ensure reliable system performance in a power-starved environment; and

●	several sensor types, including cargo, temperature, motion, light, tire inflation, and door, that provide additional status information for the remote asset.

To increase asset utilization, our VeriWiseTM system can reduce the number of assets needed and/or increase the revenue generated per asset by:

●	monitoring asset pool size based on user-defined requirements;

●	generating dormancy reports to flag under-utilized assets;

●	alerting the driver to the location of the closest empty asset, resulting in a more rapid pick-up; and

●	providing trailer detention alerts when an asset has exceeded the time allotted for unloading.

To better control remote assets, our VeriWiseTM system provides:

●	integration into refrigerated asset microcontrollers to provide temperature and set point data and alerts via our VeriWise Intelligent Portal (VIP) or by an e-mail notification directly to the customer when an alarm condition develops;

●	change in cargo status of an asset via our patented full-length cargo sensor;

●	on-device geo-fencing that alerts the customer when an asset is approaching or leaving its destination; and

●	on-board intelligence utilizing a motion sensor and proprietary logic that identifies the beginning of a drive and the end of a drive.

To help improve asset and cargo security, our VeriWiseTM system offers the following capabilities:

●	asset lockdown, which automatically sends an e-mail or text message to the customer when movement is detected outside of user-defined time periods;

●	door sensors, which detect an unauthorized open door either by time or location, resulting in a door breach alert;

●	emergency track functionality that can be enabled to track an asset at more frequent intervals if a theft condition is expected;

●	geo-fencing, which can alert our customer when an asset enters a prohibited geography or location; and

●	utilization of our Tractor ID product notification if the incorrect tractor connects to the asset.

Rental Fleet Asset Management

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

In addition, we provide a wireless solution for “car sharing”, whereby a rental car company (i) positions vehicles strategically around cities, universities and corporate campuses for shared use by its members, (ii) remotely controls the vehicles, (iii) manages member reservations by smart phone or Internet, and (iv) charges members for vehicle use by the hour. The entire process - from remotely controlling the car door locks to tracking car mileage and fuel consumption to billing for the transaction - is automatically conducted by an integration of wireless vehicle management technology and the rental company’s fleet management software. We currently have units deployed across the Northeast U.S. rental fleet of the Avis Budget Group, Inc.

Analytics

We recently introduced a data reporting and analysis software tool platform called I.D. Systems Analytics PowerFleet IQ (for fleets of forklifts and other industrial trucks) and VeriWise IQ (for fleets of containers, trailers and other transportation assets).

PowerFleet IQ and VeriWise IQ provide a holistic view of asset activity across an enterprise supply chain.

This cloud-based cloud-hosted, web-based software platform provides a single, integrated view of industrial asset activity across multiple locations, generating enterprise-wide benchmarks, peer-industry comparisons, and deeper insights into asset operations. Analytics PowerFleet IQ and VeriWise IQ can enable management to make more informed, effective decisions, raise asset performance standards, increase productivity, reduce costs, and enhance safety.

Specifically, I.D. Systems Analytics PowerFleet IQ and VeriWise IQ allows user to:

Quantify best-practice enterprise benchmarks for industrial asset utilization and safety;

Reveal variations and inefficiencies in asset activity across both sites and geographic regions;

Identify opportunities to eliminate or reallocate assets, with full enterprise awareness, to reduce capital and operating costs;

Help balance asset mix and inform acquisition decisions;

Uncover activity trends over time to forecast asset requirements; and

Enable performance comparisons to broad, industry-specific benchmarks.

We look for Analytics and the data contained therein to make a growing contribution to revenue, further differentiate and add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve, although there can be no assurance if and to what extent Analytics will do so.

Growth Strategy

Our objective is to become a leading global provider of wireless solutions for managing and securing enterprise assets. To achieve this goal, we intend to:

Increase sales in existing markets to existing customers and pursue opportunities with new customers by:

●	maintaining a sales and marketing team that is focused on identifying, seizing and managing revenue opportunities, with the primary goal of expanding our customer base and achieving wider market penetration;

●	utilizing a performance services team and our Analytics software offering to (i) shorten our initial sales cycles by helping prospective customers identify and quantify benefits expected from our system, (ii) accelerate transitions from initial implementation to roll-out programs by helping customers achieve and prove expected system benefits, and (iii) build service revenue through long-term consultative engagements that help customers use our system to attain continuous improvements in their operations;

●	developing asset management-specific data analytics capabilities to differentiate our product offering, add value to our solutions for large enterprise customers, and produce incremental revenue at a high profit margin;

●	developing channel partners to provide new sales, marketing, distribution and support networks, especially for the basic version of our PowerFleet system, which is designed to be simple enough for industrial truck dealers to sell and install without relying on the Company’s technical resources, and easier for the Company to support by hosting in the Company’s data center; and

●	expanding our resources and activities internationally, especially in Europe and Asia, where we believe re-packaging, promoting and supporting our products represents a large growth opportunity.

Expand into new applications and markets for our technology by:

●	pursuing opportunities to integrate our system with computer hardware and software vendors, including original equipment manufacturers;

●	offering our solutions as a hosted service, with relatively low upfront capital investment and ongoing service contracts, which we believe will make our solutions easier to acquire for prospects in a broader segment of our target markets;

●	establishing relationships with global distributors to market and sell our system internationally; and

●	pursuing acquisitions of companies that we believe will enhance the functionality and broaden the applicability of our solutions.

Products and Services

We offer our customers integrated wireless solutions to control, monitor, track and analyze their enterprise assets. Our solutions are comprised of hardware and software, as well as hosting, maintenance, support and consulting services.

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended December 31,
	2013	2014	2015

Industrial and rental fleet management	$22,089,000	$26,894,000	$24,531,000
Transportation asset management	17,857,000	18,739,000	17,253,000
	$39,946,000	$45,633,000	$41,784,000

Industrial Fleet Asset Management Products

On-Asset Hardware. With a variety of mounting and user-interface options, our on-asset hardware is designed to be installed quickly and easily and provide an autonomous means of asset control and monitoring. Our on-asset hardware:

●	contains an integrated computer, programmed with a product-specific application, and an advanced wireless transceiver with a communication range of up to approximately one-half mile;

●	controls equipment access with a variety of electronic interface options;

●	is compatible with most existing facility access security systems;

●	generates paperless electronic safety checklists via a built-in display and keypad;

●	wirelessly and automatically uploads and downloads data to and from other system components;

●	performs monitoring and control functions at all times, independent of RF or network connectivity; and

●	incorporates a multi-voltage power supply designed to mitigate electrical anomalies.

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

Each of our Wireless Asset Managers:

●	incorporates an integrated computer, programmed with a product specific application, and an advanced wireless transceiver with a communication range of more than one-half mile;

●	accommodates an unlimited number of on-asset hardware devices;

●	automatically uploads and downloads data to and from other system components;

●	employs built-in self-diagnostic capabilities; and

●	is configurable to achieve a wide range of asset management goals.

Server Software. Each of our system deployments requires at least one installation of our server software, which automatically manages data communications between the system’s database and either the Wireless Asset Managers or on-asset hardware. Our server software:

●	is a set of Windows services;

●	automatically processes data between our devices and system databases;

●	communicates with Wireless Asset Managers to send and retrieve system data;

●	automates event scheduling, including database archiving and diagnostic notifications;

●	interfaces with certain existing external systems, including maintenance, timecard and training systems;

●	supports remote control/management of event processes;

●	automatically performs diagnostics on system components; and

●	automatically e-mails event alerts and customizable reports.

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

Our client software:

●	is able to show the location, status and inventory of vehicles - in real time and historically - in each area of a facility;

●	allows real-time, two-way text communications, including broadcast text paging to all operators simultaneously;

●	searches, sorts and analyzes assets by usage/motion time, idle time, location, status, group, maintenance condition and other parameters;

●	displays and prints predefined and ad hoc reports; and

●	allows remote access by management, customers and vendors through any Internet browser application.

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

Transportation Asset Management Products

On-Asset Hardware. We offer several hardware configurations to address different remote asset types (e.g., dry van trailers, refrigerated trailers, domestic containers, chassis, and railcars), as well as customer-specific requirements. Our on-asset hardware options contain:

●	an integrated computer programmed with a product-specific application, a cellular or satellite transceiver, and a GPS receiver;

●	temperature, door, cargo, or tractor ID sensors mounted on the asset;

●	solar panels and circuitry to maintain the charge of the on-asset device’s battery pack;

●	either sealed lead acid or lithium battery packs to power the hardware when un-tethered from a power source; and

●	a wire harness to connect to an existing power source (e.g., on the tractor).

Client Website. The VeriWise Intelligence Portal (VIP) is a hosted website that provides Internet access to client asset information. Upon installation of the on-asset hardware, the customer is provided access to the VIP site where they can configure the hardware, establish user passwords, IDs, and access privileges. Our client website:

●	displays a user-configurable dashboard highlighting the enterprise’s critical asset information;

●	has the ability to e-mail the dashboard to a distribution list at a time interval established by the client;

●	provides asset status and history, including location, landmark, and sensor information;

●	provides latitude/longitude location information for each asset based on reverse geocodes;

●	displays asset location on a geographic map;

●	generates user configurable reports that can be accessed via the website or e-mailed to a distribution list at a time interval established by the client;

●	allows the client to “ping” an asset to receive an updated location report; and

●	allows the client to set a unit(s) to “Emergency Track”, which increases the reporting frequency for a specified time period.

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

Rental Fleet Asset Management Products

On-Asset Hardware. Our next-generation on-asset hardware is installed quickly, easily and covertly into a vehicle’s diagnostic port and provides an autonomous means of asset control and monitoring. Our on-asset hardware:

●	contains an integrated computer programmed with a product-specific application, a cellular transceiver, and a GPS receiver;

●	performs monitoring functions, such as fuel level, odometer, speed and key status at all times, independent of network connectivity;

●	controls vehicle access and door locks;

●	is compatible with most new-model motor vehicles; and

●	wirelessly and automatically uploads and downloads data to and from other system components.

Server Software. Our system deployment requires at least one installation of our server software, which automatically manages data communications between the system’s databases and the on-asset hardware. Our server software:

●	is a set of Windows services;

●	automatically processes data between our devices and system databases;

●	communicates with on-asset hardware to send and retrieve system data;

●	interfaces with existing mobile applications, enabling end-customer vehicle control features;

●	interfaces with external systems, including billing, geo-location, maintenance, and fleet management systems;

●	automates event scheduling, including database archiving and diagnostic notifications;

●	automatically performs diagnostics on system components; and

●	automatically e-mails event alerts and customizable reports.

Our rental vehicle management systems are available as either Company- or customer-hosted solutions to meet our customers’ needs and information technology requirements. Our Company-hosted solutions utilize I.D. Systems’ commercial colocation center.

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

New product development

In 2015, we improved our next generation vehicle management system on-vehicle platform, improved our product line of over-the-road asset management solutions and developed a next-generation rental vehicle management system as described below:

●	we expect our fourth-generation of on-asset hardware for industrial vehicles, the VAC4, to provide benefits to both the Company (primarily through lower costs, easier installation, easier integration with our hosted service offering, and expanded functional capabilities) and end users (including a simpler, universal interface with all vehicle types, reduced installation time, compatibility with a wider range of driver ID cards, a larger display for vehicle operators, and enhancements to the content and style of the information displayed);

●	we expect our next generation of VeriWise intermodal container tracking systems to help our customers maximize container fleet utilization and minimize container idle time by providing more accurate visibility of loading/unloading events and generating real-time data on load status throughout the shipment cycle;

●	we expect our next generation of VeriWise intermodal chassis tracking systems to help our customers accurately bill for chassis rental and usage, and minimize chassis idle time by providing more accurate visibility of container loading/unloading events and by generating real-time data throughout the shipment cycle;

●	we expect our next generation of VeriWise cellular trailer tracking systems to provide our customers with a lower-cost option for dry van trailer tracking when satellite communication is not required; and

●	we expect our next generation of RentalFleet system to provide a more ubiquitous vehicle rental management solution to satisfy the needs of both car rental companies and shared vehicle fleets.

Sales and Marketing

Our sales and marketing objective is to achieve broad market penetration, with an emphasis both on expanding business opportunities with existing customers and on securing new customers.

We market our systems directly to commercial and government organizations and through indirect sales channels, such as original equipment manufacturers and industrial equipment dealers. In addition, we are actively pursuing strategic relationships with key companies in our target markets - including complementary hardware and software vendors and service providers - to further penetrate these markets by embedding our products in the assets our systems monitor and integrating our solutions with other systems.

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

During the year ended December 31, 2015, we generated revenues of $41.8 million with Wal-Mart Stores, Inc. accounting for 23% of our revenues. During the year ended December 31, 2014, we generated revenues of $45.6 million with Wal-Mart Stores, Inc. and the Raymond Corporation, accounting for 16% and 14%, respectively, of our revenues. During the year ended December 31, 2013, we generated revenues of $39.9 million with Wal-Mart Stores, Inc. and the Raymond Corporation, accounting for 18% and 10%, respectively, of our revenues.

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

In the rental fleet management market, our solutions for traditional airport-based rental fleet management compete primarily against existing handheld devices, which are used widely by vehicle rental companies. Currently, the principal handheld device providers we compete against include Motorola and Intermec which was acquired by Honeywell International Inc. Our solutions for remote, decentralized rental fleet management compete primarily with companies in the car sharing market such as Hertz, Enterprise, Zipcar and City Car Share. Large system integrators and several of the national cellular wireless providers have started to offer solutions, which package third party hardware, firmware and software, that compete with our solutions. In the markets for both types of rental fleet solutions, our competitive position is differentiated by our patented product offering - a fully automated, readily installed, and cost-effective car rental system.

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

We spent $4.4 million, $6.6 million, and $4.6 million for research and development during the years ended December 31, 2013, 2014, and 2015, respectively.

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

In 2015, we focused our research and development investments in several key areas:

●	improving the reliability and performance of our next-generation vehicle management system platform, the VAC4, which simplifies installation and support requirements, in order to stimulate more widespread use of our technology on a broader range of equipment;

●	improvement of business intelligence and data analytics tools to quantify and simplify customer benefit achievement, within a single deployed facility, across an enterprise and throughout an industry;

●	improving the reliability and performance of our product line of over-the-road asset management solutions, including products tailored towards dry van trailers, intermodal containers and chassis;

●	the development of our next-generation rental car management system, including a new in-vehicle hardware and firmware platform, and an improved, more scalable software solution;

●	the development of a new version of our end-user software designed to increase the performance, stability and user experience associated with each of our software solutions; and

●	the continued development of specific features and data interfaces for our solutions to meet the individual requirements of large customers.

Specifically in 2015, we transitioned to our next generation vehicle management system vehicle platform and improved our product line of over-the-road asset management solutions, as described below:

●	we increased the performance and reliability of our fourth-generation on-vehicle device, the VAC4, which we expect to provide benefits to both the Company (primarily through lower costs, easier installation, integration with our hosted service offering, and expanded functional capabilities) and end users (including a simpler, universal interface with multiple vehicle types, reduced installation time, compatibility with a wider range of driver ID cards, a larger display for vehicle operators, and enhancements to the content and style of the information displayed);

●	we increased the performance and reliability of three new transportation asset management products, the GSM-D400, an intermodal container tracking system, the GSM-D150, an intermodal chassis tracking device, and the GSM-D300, a dry van management system with an advanced cargo sensor, which enables customers to perform full-function asset monitoring with either satellite or cellular communications; and

●	we improved the enterprise analysis and data drill-down capabilities of our Analytics platform for multi-site, multi-region customers.

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

I.D. Systems has built a portfolio of patents and patent applications relating to various aspects of its technology and products. As of March 9, 2016, I.D. Systems has 21 U.S. patents, 3 pending U.S. patent applications, 1 pending foreign patent application, and 1 foreign patent. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2016 and 2033. I.D. Systems also has foreign patents and pending applications relating to its wireless asset management system, and pending applications relating to its mobile RFID portal. No single patent or patent family is considered material to the I.D. Systems business.

I.D. Systems’ AI subsidiary also utilizes patents to protect aspects of its intellectual property assets. The AI patent portfolio focuses on methods, systems, and devices for managing mobile assets and reducing power consumption in mobile assets. As of March 9, 2016, the AI patent portfolio includes 24 U.S. patents and 2 pending U.S. patent applications. With timely payments of all maintenance fees, the granted U.S. patents have expiration dates falling between 2017 and 2034. No single patent or family of patents is considered material to the AI business.

Trademarks

We have, or have applied for, trademark protection for I.D. SYSTEMS®, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, AVRAMP®, OPTI-KAN®, SECURESTREAM®, POWERFLEET®, SAFENAV®, POWERFLEET VISION®, POWERFLEET IQ™, INTELLIPOINT®, VERIWISE & Design®, VERIWISE™, VERIWISE IQ™, and ASSET INTELLIGENCE™.

We attempt to avoid infringing known proprietary rights of third parties in our product development and sales efforts. However, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential at the time of the application filing, with regard to similar technologies. If we were to discover that our products violate third-party proprietary rights, we may not be able to:

●	obtain licenses to continue offering such products without substantial reengineering;

●	reengineer our products successfully to avoid infringement;

●	obtain licenses on commercially reasonable terms, if at all; or

●	litigate an alleged infringement successfully or settle without substantial expense and damage awards.

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

Manufacturing

We outsource our hardware manufacturing operations to leading contract manufacturers. This strategy enables us to focus on our core competencies - designing hardware and software systems and delivering solutions to customers - and avoid investing in capital-intensive electronics manufacturing infrastructure. Outsourcing also provides us with the ability to ramp up deliveries to meet increases in demand without increasing fixed expenses.

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

Employees

As of March 15, 2016, we had 101 full-time employees, including 10 employees based in Germany and the United Kingdom. Of our 101 total employees, 25 were engaged in customer service, 17 in product development (which includes engineering), 3 in new product management, 12 in operations, 27 in sales and marketing, 4 in information technology and 13 in executive, administration and finance. We believe that our relationships with our employees are good.

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

As of December 31, 2015, we had cash, cash equivalents and marketable securities of $6.4 million, working capital of $14.1 million and no debt. Our primary sources of cash are cash flows from operating activities and our holdings of cash, cash equivalents and investments. To date, we have not generated sufficient revenue solely from operating activities to fund our operations. In July 2015, we completed a strategic review which resulted in detailed plans to refocus our go-to market strategy on large enterprise customers aimed at increasing sales and reduced our headcount by approximately 20%. If we are unable to successfully implement our refocused go-to-market strategy, we may not realize the additional operating income expected as a result of the implementation, which may have a negative effect on the Company’s business, financial condition and results of operations.

We incurred net losses of approximately $7.5 million, $11.6 million and $10.0 million for the years ended December 31, 2013, 2014 and 2015, respectively, and have incurred additional net losses since inception. At December 31, 2015, we had an accumulated deficit of approximately $85.1 million. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline.

Our ability to utilize net operating loss carry-forwards may be limited.

The Company has U.S. net operating loss carry-forwards (“NOLs”) that expire through 2033. Section 382 of the Internal Revenue Code imposes an annual limitation on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. Federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

We are highly dependent upon sales of our wireless asset management system to a few customers. The loss of any of these customers, or any material reduction in the amount of our products they purchase, could materially and adversely affect our financial condition and results of operations.

During the year ended December 31, 2015, we generated revenues of $41.8 million with Wal-Mart Stores, Inc. accounting for 23% of our revenues. During the year ended December 31, 2014, we generated revenues of $45.6 million with Wal-Mart Stores, Inc. and the Raymond Corporation, accounting for 16% and 14%, respectively, of our revenues. During the year ended December 31, 2013, we generated revenues of $39.9 million with Wal-Mart Stores, Inc. and the Raymond Corporation, accounting for 18% and 10%, respectively, of our revenues. The loss of these customers or any material reduction in the amount of our products that these customers purchase, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. During 2013 we recorded a reserve for slow moving or obsolete inventory of $2,066,000 in connection with our strategic review and in anticipation of new product offerings. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

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

Any such litigation, whether or not successful, could result in substantial costs, divert the time and attention of our management and prevent us from selling our products. If a claim of patent infringement was decided against us, we could be required to, among other things:

●	pay substantial damages to the party making such claim;

●	stop selling, making, having made or using products or services that incorporate the challenged intellectual property;

●	obtain from the holder of the infringed intellectual property right a license to sell, make or use the relevant technology, which license may not be available on commercially reasonable terms, or at all; or

●	redesign those products or services that incorporate such intellectual property.

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

We rely on a limited number of suppliers for the components and raw materials used in our products, including Flextronics International Ltd. Although there are many suppliers for most of our component parts and raw materials, we are dependent on a limited number of suppliers for many of our significant components and raw materials. This reliance involves a number of significant risks, including:

●	unavailability of materials and interruptions in delivery of components and raw materials from our suppliers, which could result in manufacturing delays; and

●	fluctuations in the quality and price of components and raw materials.

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

The industry in which we operate is highly competitive and influenced by the following:

●	advances in technology;

●	new product introductions;

●	evolving industry standards;

●	product improvements;

●	rapidly changing customer needs;

●	intellectual property invention and protection;

●	marketing and distribution capabilities;

●	ability to attract and retain highly skilled professionals;

●	competition from highly capitalized companies;

●	entrance of new competitors;

●	ability of customers to invest in information technology; and

●	price competition.

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

In the rental fleet management market, our solutions for traditional airport-based rental fleet management compete primarily against existing handheld devices, which are used widely by vehicle rental companies. Currently, the principal handheld device providers we compete against include Motorola and Intermec which was acquired by Honeywell International Inc. Our solutions for remote, decentralized rental fleet management compete primarily with companies in the car sharing market such as Hertz, Enterprise, Zipcar and City Car Share. Large system integrators and several of the national cellular wireless providers have started to offer solutions, which package third party hardware, firmware and software, that compete with our solutions. In the markets for both types of rental fleet solutions, our competitive position is differentiated by our patented car rental system.

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

Technical products like ours often contain undetected errors or failures when first introduced. Despite our efforts to eliminate these flaws, there still may be errors or failures in our products, even after the commencement of commercial shipments. We provide a warranty reserve at the time of shipment, which may not be sufficient to cover actual repair costs. Because our products are used in business-critical applications, we could be subject to product liability claims if our systems fail to perform as intended. Even unsuccessful claims against us could result in costly litigation and the diversion of management’s time and resources and could damage our reputation and impair the marketability of our systems. Although we maintain insurance, there are no assurances that:

●	our insurance will provide adequate coverage against potential liabilities if our products cause harm or fail to perform as promised; or

●	adequate product liability insurance will continue to be available to us in the future on commercially reasonable terms or at all.

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

Our senior credit facility restricts our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

On December 18, 2015, we entered into a loan and security agreement (the “Revolver”) with Siena Lending Group LLC (the “Lender”), which provides a senior revolving credit facility in an aggregate principal amount of up to $7.5 million and a maturity date of December 18, 2017 (which date may be accelerated in certain cases). As of December 31, 2015, there were no borrowings understanding under the Revolver.

The Revolver requires us to satisfy various covenants, including financial covenants regarding liquidity and negative covenants that restrict our ability to engage in certain transactions without the consent of the Lender. These restrictions include, among other things, limitations on our ability and the ability of our subsidiaries to:

●	incur additional debt;

●	create liens on assets to secure debt;

●	make certain investments;

●	pay or declare dividends or other restricted payments;

●	merge or consolidate with another company;

●	transfer, sell or otherwise dispose of assets; and

●	enter into transactions with affiliates.

If we do not adequately anticipate and respond to the risks inherent in growing our business internationally, our operating results and the market price of our common stock could be materially and adversely affected.

To date, we have not generated significant revenues outside of North America. As part of our growth strategy, we are seeking ways to expand our operations outside of North America by establishing offices in the United Kingdom and Germany and developing relationships with global distributors to market and sell our systems internationally. For example, as of March 15, 2016, we had six employees in Germany and four in the United Kingdom who market and sell our systems in Europe. There are a number of risks inherent in doing business in international markets, including:

●	unexpected legal or regulatory changes;

●	unfavorable political or economic factors;

●	less developed infrastructure;

●	difficulties in recruiting and retaining personnel, and managing international operations;

●	fluctuations in foreign currency exchange rates;

●	lack of sufficient protection for intellectual property rights; and

●	potentially adverse tax consequences.

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

We may, from time to time, continue to consider investments in or acquisitions of complementary companies, products or technologies. In the event of any future acquisitions, we could:

●	issue stock that would dilute our current stockholders’ percentage ownership;

●	incur debt;

●	assume liabilities;

●	incur expenses related to the impairment of goodwill; or

●	incur large and immediate write-offs.

We may not be able to identify suitable acquisition candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions on acceptable terms, or at all.

Our operation of any acquired business will also involve numerous risks, including:

●	problems integrating the acquired operations, personnel, technologies or products;

●	unanticipated costs;

●	diversion of management’s time and attention from our core businesses;

●	adverse effects on existing business relationships with suppliers and customers;

●	risks associated with entering markets in which we have no or limited prior experience; and

●	potential loss of key employees, particularly those of acquired companies.

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

As of March 25, 2016, our executive officers and directors beneficially owned, in the aggregate, 11% of our outstanding common stock, not including 757,000 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

●	the election of directors;

●	adoption of stock option or other equity incentive compensation plans;

●	the amendment of our organizational documents; and

●	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.

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

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, and any of which could adversely affect the market price of our common stock. The main factors that may affect us include the following:

●	variations in the sales of our products to our significant customers;

●	variations in the mix of products and services provided by us;

●	the timing and completion of initial programs and larger or enterprise-wide purchases of our products by our customers;

●	the length and variability of the sales cycle for our products;

●	the timing and size of sales;

●	changes in market and economic conditions, including fluctuations in demand for our products; and

●	announcements of new products by our competitors.

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

We have 13,849,363 shares of common stock outstanding as of March 25, 2016, of which 12,386,291 shares are freely transferable without restriction, and 1,463,072 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of December 31, 2015, options to purchase 1,212,000 shares of our common stock were issued and outstanding, of which 904,000 were vested. The remaining options will vest ratably over a five-year period measured from the date of grant. The weighted-average exercise price of the vested stock options is $7.40. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

The issuance of equity or debt securities under our shelf registration statement could have a negative impact on the price of our common stock.

We have filed a registration statement on Form S-3 that was declared effective by the SEC on May 2, 2013. This registration statement registered up to an aggregate offering price of $60 million in debt and equity securities, including shares of our common stock, preferred stock, debt securities, subscription rights, warrants and units, or any combination of the foregoing. If we issue all of the securities included in the shelf registration statement, there could be a substantial dilutive effect on our common stock and an adverse effect on the price of our common stock.

Interest rate fluctuations may adversely affect our income and results of operations.

As of December 31, 2015, we had cash, cash equivalents and investments of $6.4 million. In a declining interest rate environment, reinvestment typically occurs at less favorable market rates, negatively impacting future investment income. Accordingly, interest rate fluctuations may adversely affect our income and results of operations.

We provide financing to our customers for the purchase of our products, which may increase our credit risks in the event of a deterioration in a customer’s financial condition or in global credit conditions.

We sell our products to a wide range of customers in the commercial and governmental sectors. We provide financing to customers for a portion of such sales which could be in the form of notes or leases receivable over two to five years. Although these customers are extended credit terms which are approved by us internally, our business could be materially and adversely affected in the event of a deterioration of the financial condition of one or more of our customers that results in such customers’ inability to repay us. This risk may increase during a general economic downturn affecting a large number of our customers or a widespread deterioration in global credit conditions, and in the event our customers do not adequately manage their businesses or properly disclose their financial condition.

Our cash and cash equivalents could be adversely affected by a downturn in the financial and credit markets.

We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our cash and cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets deteriorate.

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

In addition, provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. This is because these provisions may prevent or frustrate attempts by stockholders to replace or remove our current management or members of our Board of Directors. These provisions, among other things:

●	permit our Board of Directors to issue, without further action by our stockholders, up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change in control;

●	provide that special meetings of stockholders may be called only by (i) our Board of Directors pursuant to a resolution adopted by a majority of the entire Board of Directors, either upon motion of a director or upon written request by the holders of at least 50% of the voting power of all the shares of our capital stock entitled to vote in the election of directors, voting as a single class, or (ii) our Chairman of the Board or our President; and

●	require the affirmative vote of at least 75% of the voting power of all the shares of our capital stock entitled to vote in the election of directors, voting as a single class, to amend or repeal the provisions outlined above dealing with meetings of stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and I.D. Systems administrative offices are located in Woodcliff Lake, New Jersey. In May 2010, we entered into a lease for this facility, consisting of approximately 21,400 square feet, which expires on February 28, 2021. The rent is approximately $37,000 per month.

Our Asset Intelligence administrative offices are located in Plano, Texas. In April 2015, we entered into a lease for this facility, consisting of approximately 11,482 square feet, which expires February 28, 2021. The rent is approximately $22,000 per month.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is traded on the NASDAQ Global Market under the symbol “IDSY.” The following table sets forth the high and low sales price for our common stock on the NASDAQ Global Market for each fiscal quarter during the years ended December 31, 2015 and 2014.

Quarter Ended	High	Low

2015
March 31, 2015	$7.48	$5.84
June 30, 2015	7.25	5.87
September 30, 2015	6.52	3.07
December 31, 2015	4.70	3.01

2014
March 31, 2014	$6.79	$5.53
June 30, 2014	6.09	3.88
September 30, 2014	7.76	4.89
December 31, 2014	7.88	5.89

Performance Graph.

The following graph shows a five-year comparison of cumulative total shareholder return for (i) the Company, (ii) the NASDAQ Market Index, and (iii) the Morningstar Communication Equipment Index (the “Morningstar Index”).

The graph assumes that $100 was invested in each of the Company’s common stock, the NASDAQ Market Index and the Morningstar Index on December 31, 2010, and that any dividends were reinvested. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	Fiscal Year Ended
COMPANY/INDEX/MARKET	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015

I.D. Systems, Inc.	100.00	141.62	174.25	173.35	200.30	137.72
NASDAQ Market Index	100.00	99.17	116.48	163.21	187.27	200.31
Morningstar Industry Index(1)	100.00	82.74	90.15	114.96	125.07	112.91

(1)	Morningstar, Inc. reconstituted the Morningstar Communication Equipment Index in the second half of 2010. As a result of such reconstitution, historical returns have been recalculated to reflect the updated composition of that industry index.

Prepared by Zacks Investment Research, Inc.

Index Data: Copyright NASDAQ OMX, Inc. Copyright Morningstar, Inc.

Holders.

As of March 25, 2016, there were 18 holders of record of our common stock.

Dividends.

We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the near future. We currently intend to retain future earnings, if any, to finance our operations and expand our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements and any other factors our Board of Directors deems relevant. In addition, our senior credit facility (described in Item 7 of Part II of this Annual Report on Form 10-K under the caption “Capital Requirements”) restricts our ability to pay dividends.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended December 31, 2015. As the table indicates, the Company did not make any share repurchases during the quarterly period ended December 31, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar Value
			Total Number of	of
	Total Number		Shares	Shares that May Yet Be
	of		Purchased as Part of	Purchased Under the Plans
	Shares	Average Price	Publicly Announced	or
Period	Purchased	Paid per Share	Plans or Programs	Programs

October 1, 2015 - October 31, 2015	-	$-	-	$1,660,000
November 1, 2015 - November 30, 2015	-	-	-	1,660,000
December 1, 2015 - December 31, 2015	-	-	-	1,660,000

Total	-	$-	-	$1,660,000

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

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the five years ended December 31, 2015 derived from our audited financial statements. You should read the information in the table below together with the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the 2013, 2014 and 2015 fiscal years, and our financial statements and related notes and the other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2012	2013	2014	2015
Statement of Operations Data:
Revenues	$39,292,000	$44,635,000	$39,946,000	$45,633,000	$41,784,000
Cost of revenues	18,723,000	21,705,000	22,036,000	25,627,000	24,761,000

Gross profit	20,569,000	22,930,000	17,910,000	20,006,000	17,023,000
Operating expenses:
Selling, general and administrative expenses	21,995,000	22,409,000	21,769,000	25,094,000	22,750,000
Research and development expenses	3,534,000	4,341,000	4,389,000	6,649,000	4,556,000

Loss on settlement of finance receivable				441,000	-

Loss from operations	(4,960,000)	(3,820,000)	(8,248,000)	(12,178,000)	(10,283,000)
Interest income	243,000	507,000	635,000	595,000	360,000
Interest expense	-	-	-	(29,000)	(18,000)
Other income (loss), net	287,000	59,000	51,000	37,000	(11,000)

Net loss before income taxes	(4.430,000)	(3,254,000)	(7,562,000)	(11,575,000)	(9,952,000)
Income tax benefit - sale of NJ net operating losses	390,000	662,000	63,000	-	-

Net loss	$(4,040,000)	$(2,592,000)	$(7,499,000)	$(11,575,000)	$(9,952,000)

Net loss per share - basic and diluted	$(0.36)	$(0.22)	$(0.63)	$(0.96)	$(0.79)

Weighted average common shares outstanding - basic and diluted	11,162,000	11,744,000	11,912,000	12,098,000	12,614,000

Balance Sheet Data (at end of period):

Cash and cash equivalents	$8,686,000	$1,914,000	$6,882,000	$6,277,000	$4,793,000

Investments	16,683,000	13,858,000	7,190,000	7,315,000	1,598,000

Total assets	62,831,000	60,566,000	55,515,000	52,486,000	44,428,000

Long term debt	-	-	293,000	149,000	-

Total stockholders’ equity	45,600,000	44,027,000	37,449,000	27,255,000	20,570,000

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

We have incurred net losses of approximately $7.5 million, $11.6 million and $10.0 million for the years ended December 31, 2013, 2014 and 2015, respectively, and have incurred additional net losses since inception. As of December 31, 2015, we had cash, cash equivalents and marketable securities of $6.4 million, working capital of $14.1 million, an accumulated deficit of $85.1 million and no debt outstanding. Our primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments. We have a revolving credit facility of up to $7.5 million of which we did not draw any amounts through December 31, 2015. To date, the Company has not generated sufficient revenue solely from operating activities to fund our operations.

During the year ended December 31, 2015, we generated revenues of $41.8 million with Wal-Mart Stores, Inc. accounting for 23% of our revenues. During the year ended December 31, 2014, we generated revenues of $45.6 million with Wal-Mart Stores, Inc. and the Raymond Corporation accounting for 16% and 14%, respectively, of our revenues. During the year ended December 31, 2013, we generated revenues of $39.9 million with Wal-Mart Stores, Inc. and the Raymond Corporation accounting for 18% and 10%, respectively, of our revenues.

In 2015, we improved our next generation vehicle management system on-vehicle platform, improved our product line of over-the-road asset management solutions and developed a next-generation rental vehicle management system as described below:

●	we expect our fourth-generation of on-asset hardware for industrial vehicles, the VAC4, to provide benefits to both the Company (primarily through lower costs, easier installation, easier integration with our hosted service offering, and expanded functional capabilities) and end users (including a simpler, universal interface with all vehicle types, reduced installation time, compatibility with a wider range of driver ID cards, a larger display for vehicle operators, and enhancements to the content and style of the information displayed);

●	we expect our next generation of VeriWise intermodal container tracking systems to help our customers maximize container fleet utilization and minimize container idle time by providing more accurate visibility of loading/unloading events and generating real-time data on load status throughout the shipment cycle;

●	we expect our next generation of VeriWise intermodal chassis tracking systems to help our customers accurately bill for chassis rental and usage, and minimize chassis idle time by providing more accurate visibility of container loading/unloading events and by generating real-time data throughout the shipment cycle;

●	we expect our next generation of VeriWise cellular trailer tracking systems to provide our customers with a lower-cost option for dry van trailer tracking when satellite communication is not required; and

●	we expect our next generation of RentalFleet system to provide a more ubiquitous vehicle rental management solution to satisfy the needs of both car rental companies and shared vehicle fleets.

During the first quarter of 2014, we implemented a new growth strategy. Accordingly, we launched an initiative called ‘I.D. Systems 2.0’, which included: a detailed review of customer requirements to accelerate enterprise adoption of our solutions; a transformation of our implementation approach to create more scalable and higher-quality processes in support of multiple simultaneous customer rollouts; a Six Sigma analysis of our internal process controls and quality management aimed at continuous improvement; and an acceleration of the engineering projects already on our product roadmap to help expedite revenue growth. We have budgeted approximately $2.5 million in support of I.D. Systems 2.0 initiatives, the majority of which were substantially completed by the end of 2014. For the year ended December 31, 2014, we incurred approximately $1.8 million of expense in support of I.D. Systems 2.0. Examples of projects completed under the initiative are described below:

●	We launched our fourth-generation on-vehicle device, the VAC4, in 2014.

●	We launched three new transportation asset management products, the GSM-D400, an intermodal container tracking system, the GSM-D150, an intermodal chassis tracking device, and the GSM-D300, a dry van management system with an advanced cargo sensor, which enables customers to perform full-function asset monitoring with either satellite or cellular communications.

●	We improved the enterprise analysis and data drill-down capabilities of our Analytics platform for multi-site, multi-region customers.

●	We introduced new processes to reduce lead-time for on-site customer installation support.

●	We launched a suite of new computer-based training tools to improve customer access to both initial and ongoing system training, while streamlining utilization of the company’s training resources.

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

Our ability to increase our revenues and generate net income will depend on a number of factors, including our ability to:

●	increase sales of products and services to our existing customers;

●	convert our initial programs into larger or enterprise-wide purchases by our customers;

●	increase market acceptance and penetration of our products; and

●	develop and commercialize new products and technologies.

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

The allowance for uncollectable minimum lease payments represents our best estimate of the amount of credit losses in the existing notes and sales-type lease receivable. The allowance is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. We consider our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2013, 2014 and 2015. We do not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes/leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. We resume accrual of interest when it is probable that we will collect the remaining principal and interest of an impaired note/lease. Notes and leases become past due based on how recently payments have been received.

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

Stock-Based Compensation

We account for stock-based employee compensation for all share-based payments, including grants of stock options, as an operating expense, based on their fair values on the grant date. The Company recorded stock-based compensation expense of $1,118,000, $1,334,000 and $1,609,000 for the years ended December 31, 2013, 2014 and 2015, respectively.

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

Income taxes

We use the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2014 and 2015, we had a valuation allowance on all of our deferred tax assets.

Fair Value Measurements

In determining fair value of financial instruments, we utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

●	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs that reflect the reporting entity’s estimates of market participant assumptions.

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

	Year Ended December 31,
	2013	2014	2015
Revenues:
Products	57.9%	62.2%	58.7%
Services	42.1	37.8	41.3

	100.0	100.0	100.0

Cost of revenues:
Cost of products	39.8	42.6	43.1
Cost of services	15.3	13.5	16.1

Total gross profit	44.9	43.9	40.8

Selling, general and administrative expenses	54.5	55.0	54.4
Research and development expenses	11.0	14.6	10.9
Loss on settlement of finance receivable		1.0	-

Loss from operations	(20.6)	(26.7)	(24.5)
Interest income	1.6	1.2	0.8
Other income (loss), net	0.1	0.1	-

Loss before income taxes	(18.9)	(25.4)	(23.7)
Income tax benefit - sale of NJ net operating losses	0.2	-	-

Net loss	(18.7)%	(25.4)%	(23.7)%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2014	2015
Product revenue:
Industrial and rental fleet management	$20,374,000	$13,201,000
Transportation asset management	8,029,000	11,330,000
	28,403,000	24,531,000

Services revenue:
Industrial and rental fleet management	6,520,000	7,372,000
Transportation asset management	10,710,000	9,881,000
	17,230,000	17,253,000

	$45,633,000	$41,784,000

REVENUES. Revenues decreased by approximately $3.8 million, 8.4%, to $41.8 million in 2015 from $45.6 million in in 2014. The decrease in revenue is attributable to decrease in total industrial and rental fleet management revenue of approximately $6.3 million to $20.6 million in 2015 from $26.9 million in 2014 partially offset by an increase in total transportation asset management revenue of approximately $2.5 million to $21.2 million in 2015 from $18.7 million in 2014.

Revenues from products decreased by approximately $3.9 million, or 13.6%, to $24.5 million in 2015 from $28.4 million in 2014. Industrial and rental fleet management product revenue decreased by approximately $7.2 million to $13.2 million in 2015 from $20.4 million in 2014. The decrease in industrial and rental fleet management product revenue resulted principally from decreased product sales of approximately $3.2 million to the Raymond Corporation, $0.8 million to the U.S. Postal Service $0.4 million to Ford Motor Company, $0.4 million to Procter & Gamble and $0.4 million to General Motors Company. Transportation asset management product revenue increased by approximately $3.3 million to $11.3 million in 2015 from $8.0 million in 2014. The increase in transportation asset management product revenue resulted principally from increased product revenue of approximately $0.5 million to U.S. Trailer Holdings LLC, $0.5 million to Ashley Distribution Services, Ltd. and spare parts sales of approximately $2.0 million to Wal-Mart Stores, Inc.

Revenues from services of $17.3 million in 2015 remained generally consistent with 2014 revenues of $17.2 million. Industrial and rental fleet management service revenue increased by approximately $0.9 million to $7.4 million in 2015 from $6.5 million in 2014, principally due to an increase in revenue of approximately $0.7 million from Avis Budget, Inc. from a new development project. Transportation asset management service revenue decreased by approximately $0.8 million to $9.9 million in 2015 from $10.7 million in 2014. The decrease in transportation asset management service revenue resulted principally from a decrease in the revenue per active unit.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2014	2015
Cost of products:
Industrial and rental fleet management	$12,861,000	$8,889,000
Transportation asset management	6,597,000	9,129,000
	19,458,000	18,018,000

Cost of services:
Industrial and rental fleet management	2,970,000	3,675,000
Transportation asset management	3,199,000	3,068,000
	6,169,000	6,743,000

	$25,627,000	$24,761,000

COST OF REVENUES. Cost of revenues decreased by approximately $0.9 million, or 3.4%, to $24.8 million in 2015 from $25.6 million for the same period in 2014. The decrease is principally attributable to a decrease in cost of products partially offset by an increase in cost of services in 2015. Gross profit was $17.0 million in 2015 compared to $20.0 million for the same period in 2014. As a percentage of revenues, gross profit decreased to 40.7% in 2015 from 43.8% in 2014.

Cost of products decreased by approximately $1.4 million, or 7.4%, to $18.0 million in 2015 from $19.5 million in the same period in 2014. Gross profit for products was $6.5 million in 2015 compared to $8.9 million in 2014. The decrease in gross profit was attributable to a decrease of approximately $3.2 million in the industrial and rental fleet management gross profit to $4.3 million in 2015 from $7.5 million in 2014. The transportation asset management gross profit increased approximately $0.8 million to $2.2 million in 2015 from $1.4 in 2014. As a percentage of product revenues, gross profit decreased to 26.6% in 2015 from 31.5% in 2014. The decrease in gross profit as a percentage of product revenue was due to a decrease in the industrial and rental fleet management gross profit percentage to 32.7% in 2015 from 36.9% in 2014, which was principally due to an increase in the number of units sold with lower unit product margins, which was principally due to the Company’s transition to a new pricing model for VMS, that emphasizes multi-year service contracts and lower upfront hardware revenue and start-up costs for initial production of the Company’s new generation of VMS devices. The transportation asset management product revenue gross profit percentage increased to 19.4% in 2015 from 17.8% in 2014, which was principally due to a decrease in warranty expense, partially offset by lower gross margin on spare parts sales.

Cost of services increased by approximately $0.6 million, or 9.3%, to $6.7 million in 2015 from $6.2 million in 2014. Gross profit for services was $10.5 million in 2015 compared to $11.1 million in 2014. The transportation asset management gross profit decreased by approximately $0.7 million to $6.8 million in 2015 from $7.5 million in 2014. The industrial and rental fleet management gross profit increased approximately $0.1 million to $3.7 million in 2015 from $3.6 million in 2014. As a percentage of service revenues, gross profit decreased to 60.9% in 2015 from 64.2% in 2014. The decrease in gross profit as a percentage of service revenue was principally due to a decrease in the industrial and rental fleet management gross profit percentage to 50.1% in 2015 from 54.4% in 2014 and a decrease in the transportation asset management gross profit percentage to 69.0% in 2015 from 70.1% in 2014. The decrease in the industrial and rental fleet management gross profit margin was principally due to an increase in installation expenses. The decrease in transportation asset management gross profit margin was principally due to an increase in communication expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by approximately $2.3 million, or 9.3%, to $22.8 million in 2015 compared to $25.1 million in the same period in 2014. The decrease was principally due to a decrease of approximate $1.1 million in expenses related to the Company’s executive management change that was incurred in 2014, a decrease of approximate $1.5 million in intangibles amortization expense as some intangible assets became fully amortized, a decrease of approximately $0.5 million in bad debt expense reserve from improved collections, partially offset by an increase of approximately $0.5 million in stock-based compensation expense which was due to grants of restricted stock, $0.3 million in severance costs from the reduction in work force, and $0.3 million increase in professional fees, which was principally from an unconsummated strategic initiative. As a percentage of revenues, selling, general and administrative expenses decreased to 54.4% in 2015 from 55.0% in the same period in 2014, primarily due to the decrease in expenses noted above partially offset by the decrease in revenue in 2015 in comparison to 2014.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by approximately $2.1 million, or 31.5%, to $4.6 million in 2015 compared to $6.6 million in the same period in 2014 primarily from a reduction of product development expenses incurred in 2014 as a result of our I.D. Systems 2.0 initiative. As a percentage of revenues, research and development expenses decreased to 10.9% in 2015 from 14.6% in the same period in 2014, primarily due to the decrease in expenses noted above partially offset by the decrease in revenue in 2015 in comparison to 2014.

INTEREST INCOME. Interest income decreased by $224,000, or 39.6%, to $342,000 in 2015 from $566,000 in the same period in 2014 principally due to a decrease in interest income from financing receivables from the early settlement of a finance receivable.

NET LOSS. Net loss was $10.0 million, or $(0.79) per basic and diluted share, for 2015 as compared to net loss of 11.6 million, or $(0.96) per basic and diluted share, for the same period in 2014. The increase in the net loss was due primarily to the reasons described above.

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

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of December 31, 2015, we had cash, cash equivalents and marketable securities of $6.4 million and working capital of $14.1 million, compared to cash, cash equivalents and marketable securities of $13.6 million and working capital of $19.4 million as of December 31, 2014.

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

On September 30, 2013, the Company entered into an equipment lease for computer equipment. The lease is payable in 24 monthly installments of approximately $14,000, including interest at an annual rate of 12.82%. The term of the lease commenced in December 2013 and expired in December 2015.

Capital Requirements

As of December 31, 2015, we had cash, cash equivalents and marketable securities of $6.4 million, working capital of $14.1 million and no debt outstanding. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments. To date, the Company has not generated sufficient revenue solely from operating activities to fund its operations.

In July 2015, we reduced our headcount by approximately 20%. With the expected cost savings from the decrease in headcount, expected collections on existing accounts receivable and refocused go-to market strategy focusing on large enterprise customers aimed at increasing sales and reducing inventory, we believe that with the cash and investments on hand and proceeds from the revolving credit facility, we will have sufficient funds available to cover our capital requirements for at least the next 12 months.

On December 18, 2015 (the “Closing Date”), I.D. Systems, Inc. (“I.D. Systems”), and its wholly-owned subsidiary, Asset Intelligence, LLC (“Asset Intelligence”) (collectively, the “Loan Parties”), entered into a loan and security agreement (the “Revolver”) with Siena Lending Group LLC. As of December 31, 2015, there were no borrowings outstanding under the Revolver.

The Revolver provides a revolving credit facility in an aggregate principal amount of up to $7.5 million and a maturity date of December 18, 2017 (which date may be accelerated in certain cases). Outstanding indebtedness under the Revolver may be voluntarily prepaid at any time, in whole or in part, subject to payment of an early termination premium equal to (i) 3% of the amount of such prepayment if prepayment occurs on or before December 18, 2016, or (ii) 1.5% of the amount of such prepayment if prepayment occurs after December 18, 2016 but on or before June 18, 2017, but no early termination premium is payable if prepayment occur after June 18, 2017. In addition, no early termination premium is payable if the Revolver is refinanced with Bank of America, N.A. I.D. Systems intends to use borrowings under the Revolver for a variety of purposes, including working capital and general corporate purposes.

The Company has an available borrowing base subject to reserves established at the lender’s discretion of 85% of Eligible Accounts (as defined in the Revolver) and 75% of Eligible Lease Receivables (as defined in the Revolver) up to $7.5 million under the Revolver. Eligible Accounts and Eligible Lease Receivables do not include certain receivables deemed ineligible by the lender.

Borrowings under the Revolver bear interest at a rate equal to the sum of 2.00% per annum plus the base rate as it is defined in the loan and security agreement governing the Revolver (the greater of (i) Prime Rate (ii) Federal Funds Rate plus 0.5%, or (iii) 3.25%). In addition, the Company is charged an unused line fee equal to 0.50% per annum on unused amounts of the revolving credit facility and a minimum borrowing fee equal to the excess, if any, of (i) interest which would have been payable in respect of each month if, at all time during such month, the principal balance of the Revolving Loans (as defined in the Revolver) was equal to $2,000,000 over (ii) the actual interest payable in respect of such month on the Revolving Loans.

The Loan Parties guarantee the payment obligations under the Revolver. Any borrowings are further secured by (i) certain equity interests owned or held by the Loan Parties and 65% of the voting stock of all present and future foreign subsidiaries of the Loan Parties and (ii) substantially all of the tangible and intangible personal property and assets of the Loan Parties.

The Revolver contains a financial covenant regarding liquidity which requires the Loan Parties to maintain a minimum liquidity of (a) $3,500,000 from the Closing Date through and including January 31, 2016 and (b) $4,000,000 on February 1, 2016 or at any time thereafter. The Revolver also includes customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, ability to amend our organizational documents. Any failure to comply with such covenants could lead to an acceleration of our obligations under the Revolver.

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

Operating Activities

Net cash used in operating activities was $6.9 million for the year ended December 31, 2015, compared to net cash used in operating activities of $0.3 million for the same period in 2014, which included proceeds of $5.4 million from the early settlement of a finance receivable. The net cash used in operating activities for the year ended December 31, 2015 reflects a net loss of $10.0 million and includes non-cash charges of $1.6 million for stock-based compensation, $0.7 million for depreciation and amortization expense and $0.3 million for bad debt expense. Changes in working capital items included:

●	a decrease in accounts receivable of $3.4 million;

●	an increase in inventory of $1.1 million;

●	an increase in deferred costs of $1.2 million;

●	a decrease in accounts payable of $1.2 million; and

●	a decrease in financing receivables of $0.9 million.

Net cash used in operating activities was $0.3 million for the year ended December 31, 2014, compared to net cash used in operating activities of $1.1 million for the year ended December 31, 2013. The net cash used in operating activities for the year ended December 31, 2013 reflects a net loss of $11.6 million and includes non-cash charges of $1.3 million for stock-based compensation, $2.2 million for depreciation and amortization expense and $0.9 million for bad debt reserve. Changes in working capital items included:

●	Proceeds of $5.4 million from the early settlement of a finance receivable

●	an increase in accounts receivable of $6.3 million;

●	a decrease in finance receivables of $2.5 million;

●	an increase in inventory of $1.2 million;

●	an increase in deferred revenue of $3.5 million; and

●	an increase in accounts payable and accrued expenses of $3.7 million, principally due to an increase of $1.2 million in accrued incentive compensation and the timing of payments to our vendors.

Investing Activities

Net cash provided by investing activities was $3.5 million for the year ended December 31, 2015, compared to net cash used in investing activities of $0.6 million for the same period in 2014. The change from the same period in 2014 was primarily due to an increase in net proceeds from the sale and maturities of investments of $5.9 million, partially offset by an increase in expenditures for fixed assets and website development costs of $1.8 million in 2015.

Net cash used investing activities was $0.6 million for the year ended December 31, 2014, compared to net cash provided by investing activities of $6.0 million for the year ended December 31, 2013. The change from the same period in 2013 was primarily due to a decrease in net redemption of investments of approximately $6.6 million.

Financing Activities

Net cash provided by financing activities was $1.9 million for the year ended December 31, 2015, compared to net cash provided by financing activities of $0.3 million for the same period in 2014. The change from the same period in 2014 was primarily due to an increase in proceeds from the exercise of stock options of $1.5 million in 2015.

Net cash provided by financing activities was $0.3 million for the year ended December 31, 2014, compared to net cash provided by financing activities of $0.2 million for the same period in 2013. The change from net cash provided by financing activities in 2013 was primarily due to proceeds from exercise of stock options of approximately $0.3 million in 2014.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2015:

	Payment due by Period
		Less than			After 5
	Total	one year	1 to 3 years	3 to 5 years	Years

Operating leases	$4,469,000	$790,000	$2,636,000	$1,043,000	$-

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

On January 7, 2010, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with General Electric Capital Corporation (“GECC”) and GE Asset Intelligence, LLC (“GEAI “), pursuant to which we acquired GEAI’s telematics business (the “GEAI Business”) through the purchase of 100% of the membership interests of Asset Intelligence, LLC (“AI”), a newly formed, wholly owned subsidiary of GEAI into which substantially all of the assets, including intellectual property, and liabilities of the GEAI Business had been transferred immediately prior to the closing. Effective with the closing of the transaction, AI became our wholly owned subsidiary. In connection with the transaction, AI offered employment to all of the former employees of the GEAI Business. The AI business complements our existing businesses, as AI’s focus on trucking, rail, marine and intermodal applications significantly expands the scope of assets addressed by our product solutions. The web and mobile communications technologies of AI also complement I.D. Systems’ portfolio of wireless asset management patents. The acquisition has provided us with access to a broader base of customers.

AI combines web-based software technologies with satellite and cellular communications to deliver data-driven telematics solutions for supply chain asset management. These solutions help secure and optimize the performance of trailers, railcars, containers, and the freight they carry, enabling shippers and carriers to maximize security and efficiency throughout their supply chains.

AI’s VeriWise product platform provides comprehensive real-time data for faster, more informed decision-making in multiple supply chain applications:

●	Asset Optimization – combining web-based asset visibility and advanced telemetry data to monitor the condition of fleet assets, streamline asset deployment, optimize utilization, and maximize return on investment.

●	Cold Chain Management – maintaining the condition and quality of temperature-sensitive cargo from point A to point B, and all the points in between.

●	Fleet Maintenance – utilizing sensor technologies, real-time data and a wealth of transportation maintenance knowledge to help control maintenance costs, improve preventative maintenance practices, increase asset up-time, extend asset life, and reduce overall cost of ownership.

●	Fuel Management – monitoring key factors in fuel consumption, such as tire pressure and engine idle time, to help optimize fuel performance and reduce transportation costs.

●	Security & Safety – protecting valuable assets and cargo throughout the supply chain.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2019. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” which provides guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software by the customer. If a cloud computing arrangement does not contain a software license, it should be accounted for as a service contract by the customer. This guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017, while allowing for early adoption for fiscal periods after December 15, 2016. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 also provides guidance for related footnote disclosures. ASU 2014-15 is effective for the Company beginning on January 1, 2016 with early adoption permitted. The Company does not believe the impact of its pending adoption of this ASU on the Company’s consolidated financial statements will be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the form of changes in corporate income tax rates, which risks are currently immaterial to us.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. We also are subject to market risks from changes in equity prices of equity securities we hold in our investment portfolio, which risks currently are immaterial to us. As of December 31, 2015, we had cash, cash equivalents and investments of $6.4 million.

As of December 31, 2015, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our cash and cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets deteriorate.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

I.D. Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of I.D. Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of I.D. Systems, Inc. and subsidiaries as of December 31, 2014 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2015. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 29, 2016

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,974,000	$4,489,000
Restricted cash	303,000	304,000
Investments - short term	3,249,000	259,000
Accounts receivable, net of allowance for doubtful accounts of $1,434,000 and $1,512,000 in 2014 and 2015, respectively	14,783,000	10,901,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2014 and 2015	1,898,000	1,950,000
Inventory, net	6,252,000	7,152,000
Deferred costs - current	2,183,000	3,310,000
Prepaid expenses and other current assets	1,767,000	2,263,000

Total current assets	36,409,000	30,628,000

Investments - long term	4,066,000	1,339,000
Financing receivables - less current portion	4,072,000	3,078,000
Deferred costs - less current portion	3,281,000	3,320,000
Fixed assets, net	1,520,000	3,119,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	977,000	842,000
Other assets	324,000	265,000

	$52,486,000	$44,428,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$10,102,000	$9,173,000
Capital lease obligation - current	149,000	-
Deferred revenue - current	6,742,000	7,383,000

Total current liabilities	16,993,000	16,556,000

Deferred rent	309,000	361,000
Deferred revenue - less current portion	7,929,000	6,941,000

	25,231,000	23,858,000
Commitments and Contingencies (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 13,476,000 and 14,211,000 shares issued at December 31, 2014 and 2015, respectively; shares outstanding, 12,812,000 and 13,467,000 at December 31, 2014 and 2015, respectively	124,000	129,000
Additional paid-in capital	106,272,000	110,116,000
Accumulated deficit	(75,176,000)	(85,128,000)
Accumulated other comprehensive loss	(375,000)	(500,000)
Treasury stock; 664,000 and 744,000 common shares at cost at December 31, 2014 and 2015 , respectively	(3,590,000)	(4,047,000)

Total stockholders’ equity	27,255,000	20,570,000
Total liabilities and stockholders’ equity	$52,486,000	$44,428,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2013	2014	2015

Revenues:
Products	$23,140,000	$28,403,000	$24,531,000
Services	16,806,000	17,230,000	17,253,000

	39,946,000	45,633,000	41,784,000
Cost of Revenues:
Cost of products	15,914,000	19,458,000	18,018,000
Cost of services	6,122,000	6,169,000	6,743,000

	22,036,000	25,627,000	24,761,000

Gross Profit	17,910,000	20,006,000	17,023,000

Operating expenses:
Selling, general and administrative expenses	21,769,000	25,094,000	22,750,000
Research and development expenses	4,389,000	6,649,000	4,556,000
Loss on settlement of finance receivable	-	441,000	-

	26,158,000	32,184,000	27,306,000

Loss from operations	(8,248,000)	(12,178,000)	(10,283,000)
Interest income, net	635,000	566,000	342,000
Other income (expense), net	51,000	37,000	(11,000)

Net loss before income taxes	(7,562,000)	(11,575,000)	(9,952,000)

Income tax benefit - sale of NJ net operating losses	63,000	-	-

Net loss	$(7,499,000)	$(11,575,000)	$(9,952,000)

Net loss per share - basic and diluted	$(0.63)	$(0.96)	$(0.79)

Weighted average common shares outstanding - basic and diluted	11,912,000	12,098,000	12,614,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2013	2014	2015

Net loss	$(7,499,000)	$(11,575,000)	$(9,952,000)

Other comprehensive income (loss), net:

Unrealized loss on investments	(55,000)	(13,000)	(28,000)
Reclassification of net realized investment (gains) losses included in net loss	(27,000)	7,000	43,000
Foreign currency translation adjustment	(77,000)	(263,000)	(140,000)

Total other comprehensive income (loss)	(159,000)	(269,000)	(125,000)

Comprehensive loss	$(7,658,000)	$(11,844,000)	$(10,077,000)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity

Balance at January 1, 2013	12,678,000	$122,000	$103,135,000	$(56,102,000)	$53,000	$(3,181,000)	$44,027,000

Net loss	-	-	-	(7,499,000)	-	-	(7,499,000)
Foreign currency translation adjustment	-	-	-	-	(77,000)	-	(77,000)
Unrealized loss on investments	-	-	-	-	(82,000)	-	(82,000)
Shares issued pursuant to exercise of stock options	67,000	1,000	226,000	-	-	-	227,000
Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(265,000)	(265,000)
Issuance of restricted stock	101,000	-	-	-	-	-	-
Forfeiture of restricted shares	(11,000)
Stock based compensation - restricted stock	-	-	527,000	-	-	-	527,000
Stock based compensation - options and performance shares	-	-	591,000	-	-	-	591,000

Balance at December 31, 2013	12,835,000	$123,000	$104,479,000	$(63,601,000)	$(106,000)	$(3,446,000)	$37,449,000

Net loss	-	-	-	(11,575,000)	-	-	(11,575,000)
Foreign currency translation adjustment	-	-	-	-	(263,000)	-	(263,000)
Unrealized loss on investments	-	-	-	-	(6,000)	-	(6,000)
Shares issued pursuant to exercise of stock options	126,000	1,000	459,000	-	-	-	460,000
Issuance of restricted stock	608,000	-	-	-	-	-	-
Forfeiture of restricted shares	(93,000)	-	-	-	-	-	-
Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(144,000)	(144,000)
Stock based compensation - restricted stock	-	-	787,000	-	-	-	787,000
Stock based compensation - options and performance shares	-	-	547,000	-	-	-	547,000

Balance at December 31, 2014	13,476,000	$124,000	$106,272,000	$(75,176,000)	$(375,000)	$(3,590,000)	$27,255,000

Net loss	-	-	-	(9,952,000)	-	-	(9,952,000)
Foreign currency translation adjustment	-	-	-	-	(140,000)	-	(140,000)
Unrealized loss on investments	-	-	-	-	15,000	-	15,000
Shares issued pursuant to exercise of stock options	568,000	5,000	2,235,000	-	-	-	2,240,000
Issuance of restricted stock	232,000	-	-	-	-	-	-
Forfeiture of restricted shares	(65,000)	-	-	-	-	-	-
Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(457,000)	(457,000)
Stock based compensation - restricted stock	-	-	1,325,000	-	-	-	1,325,000
Stock based compensation - options and performance shares	-	-	284,000	-	-	-	284,000

Balance at December 31, 2015	14,211,000	$129,000	$110,116,000	$(85,128,000)	$(500,000)	$(4,047,000)	$20,570,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2014	2015

Cash flows from operating activities:
Net loss	$(7,499,000)	$(11,575,000)	$(9,952,000)
Adjustments to reconcile net loss to cash used in operating activities:
Inventory reserve	2,066,000	122,000	186,000
Stock based compensation	1,118,000	1,334,000	1,609,000
Depreciation and amortization	2,171,000	2,216,000	718,000
Bad debt reserve	482,000	853,000	326,000
Loss on settlement of finance receivable	-	441,000	-
Deferred income taxes	(63,000)	-	-
Proceeds from sale of New Jersey net operating loss carryforward	662,000	63,000	-
Other non-cash items	(13,000)	18,000	106,000
Changes in:

Restricted cash	-	(3,000)	(1,000)
Accounts receivable	(1,186,000)	(6,293,000)	3,350,000
Proceeds from settlement of finance receivable		5,371,000	-
Financing receivables	(354,000)	2,535,000	943,000
Inventory	290,000	(1,218,000)	(1,086,000)
Prepaid expenses and other assets	119,000	(860,000)	(437,000)
Deferred costs	58,000	(491,000)	(1,166,000)
Deferred revenue	621,000	3,492,000	(347,000)
Accounts payable and accrued expenses	385,000	3,694,000	(1,151,000)

Net cash used in operating activities	(1,143,000)	(301,000)	(6,902,000)

Cash flows from investing activities:
Capital expenditures	(538,000)	(410,000)	(2,182,000)
Purchases of investments	(3,841,000)	(5,357,000)	(2,754,000)
Maturities of investments	10,427,000	5,187,000	8,434,000

Net cash provided by (used in) investing activities	6,048,000	(580,000)	3,498,000

Cash flows from financing activities:
Principal payments of capital lease obligation	(12,000)	(144,000)	(149,000)
Proceeds from exercise of stock options	203,000	460,000	2,006,000

Net cash provided by financing activities	191,000	316,000	1,857,000

Effect of foreign exchange rate changes on cash and cash equivalents	(128,000)	(43,000)	62,000
Net increase (decrease) in cash and cash equivalents	4,968,000	(608,000)	(1,485,000)
Cash and cash equivalents - beginning of period	1,614,000	6,582,000	5,974,000

Cash and cash equivalents - end of period	$6,582,000	$5,974,000	$4,489,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$29,000	$18,000

Non-cash investing and financing activities include:
Shares withheld pursuant to stock issuance	$265,000	$144,000	$457,000
Unrealized (loss) gain on investments	$(82,000)	$(6,000)	$15,000
Fixed assets acquired by capital lease	$305,000	$-	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2015

NOTE 1 - DESCRIPTION OF BUSINESS AND LIQUIDITY

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

As of December 31, 2015, we had cash, cash equivalents and marketable securities of $6.4 million, working capital of $14.1 million and no debt outstanding. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments. To date, the Company has not generated sufficient revenue solely from operating activities to fund its operations.

In July 2015, we reduced our headcount by approximately 20%. With the expected cost savings from the decrease in headcount, expected collections on existing accounts receivable and refocused go-to market strategy focusing on large enterprise customers aimed at increasing sales and reducing inventory, we believe that with the cash and investments on hand and available borrowings under the revolving credit facility, we will have sufficient funds available to cover our capital requirements for at least the next 12 months.

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

[D] Restricted cash:

Restricted cash at December 31, 2014 and 2015 consists of cash held in escrow for purchases from a vendor.

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

[F] Accounts receivable:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable balances. In establishing the required allowance, management considers our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are net of an allowance for doubtful accounts in the amount of $1,434,000 and $1,512,000 in 2014 and 2015, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

The allowance for uncollectable minimum lease payments represents the Company’s best estimate of the amount of credit losses in the Company’s existing notes and sales-type lease receivable. The allowance is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2013, 2014 and 2015. The Company does not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes/leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest when it is probable that the Company will collect the remaining principal and interest of an impaired note/lease. Notes and leases become past due based on how recently payments have been received.

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

In December 2013, as part of a strategic review and in response to engineering releases of new products and/or new components, the Company evaluated its product life cycle expectations as it relates to inventory on hand as of December 31, 2013. With the release of the Company’s next generation vehicle management systems vehicle platform, the VAC4, and the expansion of the Company’s product line of over-the-road asset management solutions, the Company made the strategic decision to discontinue offering the Powerkey and prior models of the satellite intermodal and rail product lines for sale to new customers in 2014. As a result of this strategic review of its products line, the Company recorded a $2,066,000 inventory reserve in December 2013.

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

[M] Goodwill and other intangible assets:

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade name, patents, customer relationships and other intangible assets. The Company tests goodwill and other intangible assets annually, or when a triggering event occurs between annual impairment tests, to determine if impairment exists and if the use of indefinite lives is currently applicable. For purposes of the goodwill impairment test, the Company’s product lines are aggregated within one reporting unit. For the years ended December 31, 2014 and 2015, the Company has not incurred an impairment charge. For the year ended December 31, 2013 the Company recorded a $74,000 impairment charge related to its PowerKey tradename and trademark intangible assets which is included in amortization expense. With the release of the Company’s next generation vehicle management systems platform, the VAC4, the Company made the strategic decision to discontinue offering the Powerkey product line for sale to new customers in 2014. As result, the Company wrote-off the PowerKey tradename and trademark intangible assets in 2013.

[N] Product warranties:

The Company typically provides a one-year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[O] Research and development:

Research and development costs are charged to expense as incurred and consists primarily of salaries and related expenses, supplies and contractor costs. Research and development costs were $4,389,000, $6,649,000 and $4,556,000 in 2013, 2014 and 2015, respectively.

[P] Patent costs:

Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[Q] Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. The Company did not make any contributions to the plan during the years ended December 31, 2013, 2014 and 2015.

[R] Rent expense:

Expense related to the Company’s facilities leases is recorded on a straight-line basis over the respective lease terms. The difference between rent expense incurred and the amounts required to be paid in accordance with the lease term is recorded as deferred rent and is amortized over the lease term.

[S] Stock-based compensation:

The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on grant date. The Company recorded stock-based compensation expense of $1,118,000, $1,334,000 and $1,609,000 for the years ended December 31, 2013, 2014 and 2015, respectively.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended December 31, 2013, 2014 and 2015, there was no such interest or penalty.

The Company files federal income tax returns and separate income tax returns in various states. For federal and certain states, the 2012 through 2015 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For certain other states, the 2011 through 2015 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

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

[V] Advertising and marketing expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2013, 2014 and 2015 amounted to $305,000, $380,000 and $455,000, respectively.

[W] Commitments and contingencies:

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

[X] Recently issued accounting pronouncements:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2019. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” which provides guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software by the customer. If a cloud computing arrangement does not contain a software license, it should be accounted for as a service contract by the customer. This guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017, while allowing for early adoption for fiscal periods after December 15, 2016. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 also provides guidance for related footnote disclosures. ASU 2014-15 is effective for the Company beginning on January 1, 2016 with early adoption permitted. The Company does not believe the impact of its pending adoption of this ASU on the Company’s consolidated financial statements will be material.

NOTE 3 - INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, mutual funds, corporate bonds, common stock and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of December 31, 2014 and 2015, all of the Company’s investments are classified as available of sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the years ended December 31, 2013, 2014 and 2015, the Company reported unrealized losses of $(55,000), $(13,000) and $(28,000), respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year, common stock and mutual funds. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale, excluding investment in mutual funds and common stock of $58,000, classified by the contractual maturity date of the security as of December 31, 2015:

Fair Value

Due within one year	$201,000
Due one year through three years	1,206,000
Due after three years	133,000

$1,540,000

The cost, gross unrealized gains (losses) and fair value of available for sale, held-to-maturity and trading by major security type at December 31, 2014 and 2015 were as follows:

		Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gain	Loss	Value
Investments - short term
Available for sale
Corporate bonds and commercial paper	$101,000	-	-	$101,000
U.S. Treasury Notes	100,000	-	-	100,000
Common stock	49,000	9,000	-	58,000

Total investments - short term	250,000	9,000	-	259,000

Marketable securities - long term
Available for sale
U.S. Treasury Notes	915,000	-	(6,000)	909,000
Government agency bonds	150,000	-	(1,000)	149,000
Corporate bonds and commercial paper	283,000	-	(2,000)	281,000

Total investments - long term	1,348,000	-	(9,000)	1,339,000

Total investments	$1,598,000	$9,000	$(9,000)	$1,598,000

		Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gain	Loss	Value
Investments - short term
Available for sale
Mutual funds	$1,706,000	-	(36,000)	$1,670,000
Corporate bonds and commercial paper	824,000	1,000	-	825,000
U.S. Treasury Notes	680,000	-	-	680,000
Common stock	49,000	25,000	-	74,000

Total investments - short term	3,259,000	26,000	(36,000)	3,249,000

Marketable securities - long term
Available for sale
U.S. Treasury Notes	2,165,000	-	(3,000)	2,162,000
Government agency bonds	751,000	-	(3,000)	748,000
Corporate bonds and commercial paper	1,155,000	1,000	-	1,156,000

Total investments - long term	4,071,000	1,000	(6,000)	4,066,000

Total investments	$7,330,000	$27,000	$(42,000)	$7,315,000

The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

●	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs that reflect the reporting entity’s estimates of market participant assumptions.

At December 31, 2014 and 2015, the Company’s investments described above are classified as Level 1 for fair value measurement.

NOTE 4 - REVENUE RECOGNITION

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

Deferred revenue consists of the following:

	December 31,
	2014	2015

Deferred activation fees	$532,000	$466,000
Deferred revenue	1,985,000	489,000
Deferred maintenance and hosting revenue	3,211,000	3,377,000
Deferred remote asset management product revenue	8,943,000	9,992,000

	14,671,000	14,324,000
Less: Current portion	6,742,000	7,383,000

Deferred revenue - less current portion	$7,929,000	$6,941,000

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2014 and 2015, unbilled receivables were $170,000 and $-0-, respectively.

During the years ended December 31, 2013, 2014 and 2015, the Company amortized deferred equipment revenue of $3,169,000, $3,720,000 and $5,373,000, respectively, to product revenue.

In April 2015, we entered into a development project with Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group. The Company recognized milestone revenue of $750,000 for year ended December 31, 2015 from the completion of milestones in accordance with the milestone method of revenue recognition. Milestone payments are recognized as revenue upon achievement of the milestone only if the following conditions are met: (i) there is substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (ii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iii) the milestone relates solely to past performance; and (iv) be reasonable in relation to the effort expended to achieve the milestone.

NOTE 5 - FINANCING RECEIVABLES

Financing receivables include notes and sales-type lease receivables from the sale of the Company’s products and services. Financing receivables consist of the following:

	December 31,
	2014	2015

Notes receivable	$27,000	$1,000
Sales-type lease receivable	5,943,000	5,027,000
Less: Allowance for uncollectable minimum lease payments	-	-
	5,970,000	5,028,000

Less: Current portion
Notes receivable	25,000	1,000
Sales-type lease receivable	1,873,000	1,949,000
	1,898,000	1,950,000

Financing receivables - less current portion	$4,072,000	$3,078,000

Notes receivable relate to product financing arrangements that exceed one year and bear interest at approximately 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. For the years ended December 31, 2014 and 2015, there were no sales of notes receivable.

On December 9, 2014, the Company entered into an agreement pursuant to which a finance receivable was converted into a one-time payment to the Company of approximately $5.4 million in cash. The Company recognized a loss of approximately $441,000 in the fourth quarter of 2014, reflecting a discount rate on the settlement of the finance receivable.

The present value of net investment in sales-type lease receivable is principally for three to five-year leases of the Company’s product and is reflected net of unearned income of $565,000 and $442,000 at December 31, 2014 and 2015, respectively, discounted at 1% - 26%.

Scheduled maturities of minimum lease payments outstanding as of December 31, 2015 are as follows:

Year ending December 31:

2016	$1,949,000
2017	1,589,000
2018	968,000
2019	382,000
2020	139,000

5,027,000
Less: Current portion	1,949,000
Total	$3,078,000

NOTE 6 - INVENTORIES

Inventories consist of the following:

	December 31,
	2014	2015

Components	$3,029,000	$2,762,000
Finished goods	3,223,000	4,390,000

	$6,252,000	$7,152,000

NOTE 7 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31,
	2014	2015

Equipment	$1,480,000	$1,659,000
Computer software and website development	3,470,000	5,398,000
Computer hardware	2,717,000	2,751,000
Furniture and fixtures	373,000	401,000
Automobiles	47,000	60,000
Leasehold improvements	181,000	181,000

	8,268,000	10,450,000
Accumulated depreciation and amortization	(6,748,000)	(7,331,000)

	$1,520,000	$3,119,000

The Company had expenditures of approximately $63,000 and $1,909,000 for computer equipment and software which had not been placed in service as of December 31, 2014 and 2015, respectively. Depreciation and amortization expense is not recorded for such assets until they are placed in service.

Depreciation and amortization expense for the years ended December 31, 2013, 2014 and 2015 was $1,005,000, $1,129,000 and $583,000, respectively. This includes amortization of costs associated with computer software and website development for the years ended December 31, 2013, 2014 and 2015 of $566,000, $577,000 and $156,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Enterprise Resource Planning (ERP) software, enhancements to the VeriWiseTM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (“GPS”)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $151,000 and $1,909,000 for such projects for the years ended December 31, 2014 and 2015, respectively.

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company, which include identifiable intangible assets from the acquisition of Didbox Ltd., PowerKey (the industrial vehicle monitoring products division of International Electronics, Inc. acquired by the Company in 2008) and AI as of December 31, 2014 and December 31, 2015:

December 31, 2015	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(812,000)	$677,000
Tradename	5	200,000	(200,000)	-
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(50,000)	-
Workforce	5	33,000	(33,000)	-
Customer relationships	5	4,499,000	(4,499,000)	-

		6,505,000	(5,828,000)	677,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,670,000	$(5,828,000)	$842,000

December 31, 2014	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(677,000)	$812,000
Tradename	5	200,000	(200,000)	-
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(50,000)	-
Workforce	5	33,000	(33,000)	-
Customer relationships	5	4,499,000	(4,499,000)	-

		6,505,000	(5,693,000)	812,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,670,000	$(5,693,000)	$977,000

The Company tests the goodwill and other intangible assets on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. As of December 31, 2014 and 2015, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangibles. For the year ended December 31, 2013 the Company recorded a $74,000 impairment charge related to its PowerKey tradename and trademark intangible assets which is included in amortization expense. With the release of the Company’s next generation vehicle management systems platform, the VAC4, the Company made the strategic decision to discontinue offering the Powerkey product line for sale to new customers in 2014. As result, the Company wrote-off the PowerKey tradename and trademark intangible assets.

The Company also determined that the use of indefinite lives for the customer list and remaining trademark and trade name remains applicable at December 31, 2014 and 2015, as the Company expects to continue to derive future benefits from these intangible assets.

Amortization expense for the years ended December 31, 2013, 2014 and 2015 was $1,166,000, $1,087,000 and $135,000 (including $74,000 impairment charge for the PowerKey tradename and trademark in 2013), respectively. Estimated future amortization expense for the succeeding five years for the intangible assets at December 31, 2015 is as follows:

Year ending December 31:

2016	135,000
2017	135,000
2018	135,000
2019	135,000
2020	135,000

There have been no changes in the carrying amount of goodwill from January 1, 2014 to December 31, 2015.

NOTE 9 - NET LOSS PER SHARE

	December 31,
Basic and diluted loss per share	2013	2014	2015

Net loss	$(7,499,000)	$(11,575,000)	$(9,952,000)

Weighted-average common shares outstanding - basic and diluted	11,912,000	12,098,000	12,614,000

Net loss per share - basic and diluted	$(0.63)	$(0.96)	$(0.79)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. For the years ended December 31, 2013, 2014 and 2015, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 3,124,000, 2,943,000 and 1,887,000, respectively, would have been anti-dilutive. The SOW#2 warrants also have no impact on diluted loss per share since they are considered unissued as of December 31, 2015 (See Note 10[D]).

NOTE 10 - STOCK-BASED COMPENSATION

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

On April 4, 2014, each of Lawrence S. Burstein, Harold D. Copperman, Robert J. Farrell and Michael P. Monaco (collectively, the “Former Board Members”) informed the Company of their respective decisions not to stand for re-election to the Company’s board of directors (the “Board”) at the 2014 annual meeting of stockholders, which was held on June 20, 2014 (the “2014 Annual Meeting”). In connection with the Former Board Members’ departure, the vesting of certain options granted to the Former Board Members under the 2009 Director Plan was accelerated and the post-termination exercise period was extended from a period of three (3) months to fifteen (15) months after the Former Board Members ceased to serve as members of the Board on June 20, 2014. Due to the modification of the terms of the stock options, the Company recognized $49,000 of additional stock-based compensation expense in the second quarter of 2014 which is included in the stock option stock-based compensation expense.

A summary of the status of the Company’s stock options as of December 31, 2013, 2014 and 2015 and changes during the years then ended, is presented below:

	2013		2014		2015
		Weighted -		Weighted -		Weighted -
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,568,000	$7.33	2,790,000	$7.25	2,209,000	$6.84
Granted	367,000	5.63	290,000	5.54	-	-
Exercised	(67,000)	3.4	(126,000)	3.65	(568,000)	3.95
Expired	(25,000)	5.89	(383,000)	6.88	(25,000)	10.00
Forfeited	(53,000)	5.13	(362,000)	10.03	(404,000)	10.38

Outstanding at end of year	2,790,000	$7.25	2,209,000	$6.84	1,212,000	$6.94

Exercisable at end of year	1,964,000	$8.12	1,620,000	$7.31	904,000	$7.40

The following table summarizes information about stock options at December 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted -
		Average
		Remaining
Exercise	Number	Contractual	Weighted-Average	Number	Weighted-Average
Prices ($)	Outstanding	Life in Years	Exercise Price	Outstanding	Exercise Price

2.06 - 3.81	240,000	4	$3.20	240,000	$3.20
3.82 - 7.40	782,000	7	5.51	474,000	5.45
7.41 - 14.15	56,000	2	7.66	56,000	7.66
14.16 - 19.94	8,000	1	16.18	8,000	16.18
19.95 – 24.08	126,000	1	22.04	126,000	22.04

	1,212,000	5	$6.94	904,000	$7.40

	As of December 31, 2015
		Weighted Average Remaining
	Aggregate Intrinsic Value	Contractual Life in Years

Options outstanding	$342,000	5
Options exercisable	$342,000	4

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	December 31,
	2013	2014	2015

Expected volatility	47.34%	44.4%	-
Expected life of options	4.0 - 5.0 years	3.0 - 4.0 years	-
Risk free interest rate	0.6%	1.2%	-
Dividend yield	0%	0%	-
Weighted-average fair value of options granted during the year	$2.17	$1.91	-

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

For the years ended December 31, 2013, 2014 and 2015, the Company recorded $579,000, $540,000 and $282,000, respectively, of stock-based compensation expense in connection with the stock option grants. The total intrinsic value of options exercised during the years ended December 31, 2013, 2014 and 2015 was $209,000, $276,000 and $1,524,000, respectively.

The fair value of options vested during the years ended December 31, 2013, 2014 and 2015 was $633,000, $712,000 and $505,000, respectively. As of December 31, 2015, there was $484,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.19 years.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2013, 2014 and 2015 is as follows:

		Weighted -
		Average
	Number of	Grant
	Non-vested	Date
	Shares	Fair Value

Non-vested at January 1, 2013	293,000	$3.79
Granted	101,000	5.67
Vested	(183,000)	3.35
Forfeited	(11,000)	4.92

Non-vested at December 31, 2013	200,000	$5.08
Granted	608,000	5.68
Vested	(99,000)	5.06
Forfeited	(93,000)	5.02

Non-vested at December 31, 2014	616,000	$5.69
Granted	232,000	6.00
Vested	(210,000)	5.75
Forfeited	(63,000)	5.70

Non-vested at December 31, 2015	575,000	$5.79

For the years ended December 31, 2013, 2014 and 2015, the Company recorded $527,000, $787,000 and $1,325,000 respectively, of stock-based compensation expense in connection with the restricted stock grants. As of December 31, 2015, there was $2,477,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.72 years.

[C] Performance Shares:

The Company grants performance shares to certain key employees pursuant to the 2007 Equity Compensation Plan, as amended. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period from the date of issuance, with the ability to achieve prorated performance shares during interim annual measurement periods. The annual measurement period is based on a trading-day average of the Company’s stock after the announcement of annual results. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met. Stock-based compensation expense related to these performance shares for the years ended December 31, 2013, 2014 and 2015 was insignificant.

The following table summarizes the activity relating to the Company’s performance shares for the years ended December 31, 2013, 2014 and 2015:

Non-vested
Shares

Performance shares, non-vested, January 1, 2013	134,000
Granted	-
Vested	-
Forfeited	(100,000)

Performance shares, non-vested, December 31, 2013	34,000
Granted	-
Vested	-
Forfeited	(16,000)

Performance shares, non-vested, December 31, 2014	18,000
Granted	-
Vested	-
Forfeited	(18,000)

Performance shares, non-vested, December 31, 2015	-

[D] Warrants:

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

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder. The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of December 31, 2015, the Company has not yet been requested to file such a registration statement.

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

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Warrant Shares pursuant to any exercise of the Warrants. As of December 31, 2015, the Company has sufficient shares reserved.

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

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2014	2015

Accounts payable	$7,190,000	$8,026,000
Accrued warranty	942,000	614,000
Accrued severance	180,000	-
Accrued compensation	1,360,000	418,000
Other current liabilities	430,000	115,000

	$10,102,000	$9,173,000

Included in accounts payable and accrued expenses at December 31, 2014 is accrued severance of $180,000 to the Former CEO. The accrued severance was payable in equal monthly installments of approximately $20,000.

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2014 and 2015.

The following table summarizes warranty activity during the years ended December 31, 2014 and 2015:

	Year Ended
	2014	2015

Accrued warranty reserve, beginning of year	$522,000	$942,000
Accrual for product warranties issued	837,000	550,000
Product replacements and other warranty expenditures	(218,000)	(300,000)
Expiration of warranties	(199,000)	(578,000)

Accrued warranty reserve, end of period	$942,000	$614,000

NOTE 12 - CAPITAL LEASE OBLIGATION

In September 2013, the Company acquired certain computer equipment pursuant to a capital lease obligation. During the lease term which expired in December 2015, the Company was required to make monthly payments of approximately $14,000, including interest at an annual rate of 12.82%

NOTE 13 - REVOLVING CREDIT FACILITY

On December 18, 2015 (the “Closing Date”), I.D. Systems, Inc. (“I.D. Systems”), and its wholly-owned subsidiary, Asset Intelligence, LLC (“Asset Intelligence”) (collectively, the “Loan Parties”), entered into a loan and security agreement (the “Revolver”) with Siena Lending Group LLC. As of December 31, 2015, there were no borrowings outstanding under the Revolver.

The Revolver provides a revolving credit facility in an aggregate principal amount of up to $7.5 million and a maturity date of December 18, 2017 (which date may be accelerated in certain cases). Outstanding indebtedness under the Revolver may be voluntarily prepaid at any time, in whole or in part, subject to payment of an early termination premium equal to (i) 3% of the amount of such prepayment if prepayment occurs on or before December 18, 2016, or (ii) 1.5% of the amount of such prepayment if prepayment occurs after December 18, 2016 but on or before June 18, 2017, but no early termination premium is payable if prepayment occur after June 18, 2017. In addition, no early termination premium is payable if the Revolver is refinanced with Bank of America, N.A. I.D. Systems intends to use borrowings under the Revolver for a variety of purposes, including working capital and general corporate purposes.

The Company has an available borrowing base subject to reserves established at the lender’s discretion of 85% of Eligible Accounts (as defined in the Revolver) and 75% of Eligible Lease Receivables (as defined in the Revolver) up to $7.5 million under the Revolver. Eligible Accounts and Eligible Lease Receivables do not include certain receivables deemed ineligible by the lender.

Borrowings under the Revolver bear interest at a rate equal to the sum of 2.00% per annum plus the base rate as it is defined in the loan and security agreement governing the Revolver (the greater of (i) Prime Rate (ii) Federal Funds Rate plus 0.5%, or (iii) 3.25%). In addition, the Company is charged an unused line fee equal to 0.50% per annum on unused amounts of the revolving credit facility and a minimum borrowing fee equal to the excess, if any, of (i) interest which would have been payable in respect of each month if, at all time during such month, the principal balance of the Revolving Loans (as defined in the Revolver) was equal to $2,000,000 over (ii) the actual interest payable in respect of such month on the Revolving Loans.

The Loan Parties guarantee the payment obligations under the Revolver. Any borrowings are further secured by (i) certain equity interests owned or held by the Loan Parties and 65% of the voting stock of all present and future foreign subsidiaries of the Loan Parties and (ii) substantially all of the tangible and intangible personal property and assets of the Loan Parties.

The Revolver contains a financial covenant regarding liquidity which requires the Loan Parties to maintain a minimum liquidity of (a) $3,500,000 from the Closing Date through and including January 31, 2016 and (b) $4,000,000 on February 1, 2016 or at any time thereafter. The Revolver also includes customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, ability to amend our organizational documents. Any failure to comply with such covenants could lead to an acceleration of our obligations under the Revolver. The Company is in compliance with the covenants under the Revolver as of December 31, 2015.

NOTE 14 - CONCENTRATION OF CUSTOMERS

One customer accounted for 23% the Company’s revenue during the year ended and as of December 31, 2015 and one customer accounted for 10% of the Company’s accounts receivable as of December 31, 2015. One customer accounted for 11% of finance receivables as of December 31, 2015.

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

[B] Stock repurchase program:

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the years ended December 31, 2013 through 2015. As of December 31, 2015, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $ 4.33 per share.

[C] Shares withheld:

During the year ended December 31, 2015, 80,000 shares of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $457,000.

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

The accumulated balances for each classification of other comprehensive loss are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2013	$(20,000)	$73,000	$53,000
Net current period change	(77,000)	(82,000)	(159,000

Balance at December 31, 2013	(97,000)	$(9,000)	$(106,000)

Net current period change	(263,000)	(6,000)	(269,000)

Balance at December 31, 2014	(360.000)	$(15,000)	(375,000)

Net current period change	(140,000)	15,000	(125,000)

Balance at December 31, 2015	$(500,000)	$-	(500,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income or loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign currency financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with the Gmbh resulted in a translation losses of $(77,000), $(263,000) and $(140,000) at December 31, 2013, 2014 and 2015, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity. Effective December 1, 2015, the intercompany transactions with IDS Gmbh are not considered of a long-term investment nature and the effect of the exchange rate changes on the intercompany transactions are included selling, general and administrative expenses in the Consolidated Statement of Operations.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transaction gains (losses) for the years ended December 31, 2013, 2014 and 2015 of $37,000, $(56,000) and $(60,000), respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

NOTE 17 - INCOME TAXES

At December 31, 2015, the Company had an aggregate net operating loss carryforward of approximately $67,240,000 for U.S. federal income tax purposes, of which $7,848,000 relates to stock options for which there were no compensation charges for financial reporting. Accordingly, any future tax benefit upon utilization of that net operating loss would be credited to additional paid-in capital. The Company has not included this amount in deferred tax assets. At December 31, 2015, the Company had an aggregate net operating loss carryforward of approximately $36,783,000 for state income tax purposes and a foreign net operating loss carryforward of approximately $2,376,000. Substantially all of the net operating loss carryforwards expire from 2020 through 2035 for federal purposes and from 2016 through 2035 for state purposes. The net operating loss carryforwards may be limited to use in any particular year based on Internal Revenue Code (“IRC”) Section 382 related to change of ownership restrictions. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on long-term bond rates and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. In addition, future stock issuances may subject the Company to further limitations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

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

At December 31, 2015, the Company has New Jersey net operating loss carryforwards (“NJ NOLs”) in the approximate amount of $22,466,000 expiring through 2035, which are available to reduce future earnings which would otherwise be subject to state income tax. In 2013, the Company received approval for the sale of approximately $10.3 million of NJ NOLs, subject to a 7.4% seller’s allocation factor ($760,000, net) for approximately $63,000. As such, the Company reversed the valuation allowance related to these NJ NOLs in 2013. In January 2014, the Company received approximately $63,000 in cash proceeds.

The Company has net deferred tax assets of approximately $25,318,000 and $29,466,000 at December 31, 2014 and 2015, respectively. The increase in the deferred tax asset is primarily attributable to the net operating losses. The Company had other temporary differences between financial and tax reporting for stock-based compensation, fixed asset depreciation expense, deferred revenue, deferred expenses, bad debt reserves, inventory reserves, warranty reserves and acquisition-related expenses.

The Company has elected to use the incremental approach for financial statement purposes. Under this approach, the Company will utilize net operating loss carryforwards before utilizing excess benefit from exercise of options during the current year. The Company has provided a valuation allowance against the full amount of its deferred tax asset, net of the benefit expected to be derived from the sale of the NJ NOLs discussed above. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. The valuation allowance increased in 2013, 2014 and 2015 by $2,344,000, $3,845,000 and $4,148,000, respectively.

Loss before income taxes consists of the following:

	Year Ended December 31,
	2013	2014	2015

U.S. operations	$(7,140,000)	$(11,650,000)	$(9,216,000)
Foreign operations	(422,000)	75,000	(736,000)

	$(7,562,000)	$(11,575,000)	$(9,952,000)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations is attributable to the following:

	Year Ended December 31,
	2013	2014	2015

Income tax benefit at the federal statutory rate	$(2,550,000)	$(3,936,000)	$(3,384,000)
State and local income taxes, net of effect on federal taxes	(646,000)	(919,000)	(791,000)
Increase (decrease) in valuation allowance	2,440,000	3,845,000	4,148,000
Incentive stock options	223,000	331,000	(104,000)
Expiration and adjustment on sale of state net operating loss	452,000	564,000	-
Permanent differences and other	18,000	115,000	131,000

	$(63,000)	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2015 are presented below:

	December 31,
	2014	2015

Deferred tax assets:
Net operating loss carryforwards	$18,245,000	$22,865,000
Stock-based compensation	1,350,000	1,316,000
Deferred revenue	4,349,000	5,263,000
Intangibles, amortization	1,292,000	1,126,000
Inventories	780,000	273,000
Acquisition related expenses	380,000	342,000
Bad debt reserve	590,000	635,000
Other deductible temporary differences	648,000	481,000

Total gross deferred tax assets	27,634,000	32,301,000
Less: Valuation allowance	(25,318,000)	(29,466,000)

	2,316,000	2,835,000
Deferred tax liabilities:
Deferred expenses	(2,299,000)	(2,790,000)
Fixed assets, depreciation	(17,000)	(45,000)

	(2,316,000)	(2,835,000)

Net deferred tax assets	$-	$-

NOTE 18 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, I.D. Systems GmbH (“IDS Gmbh”), and United Kingdom subsidiary, I.D. Systems (UK) Ltd (“IDS Ltd”), are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for IDS GmbH included in the Consolidated Statement of Operations are as follows:

	Year Ended December 31,
	2013	2014	2015

Net revenue	$1,128,000	$4,194,000	$1,212,000

Net (loss) income	(395,000)	618,000	(303,000)

Total assets of IDS GmbH were $4,235,000 and $2,549,000 as of December 31, 2014 and 2015, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the consolidated statement of operations are as follows:

	Year Ended December 31,
	2013	2014	2015

Net revenue	$1,643,000	$380,000	$434,000

Net loss	(27,000)	(543,000)	(433,000)

Total assets of IDS Ltd were $1,937,000 and $1,317,000 as of December 31, 2014 and 2015, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

NOTE 19 - REDUCTION IN WORK FORCE

On July 31, 2015, the Company eliminated 27 positions, representing approximately 20% of our total personnel. In order to earn a severance payment, affected employees were required to execute a general release agreement. Total severance costs incurred during the year ended December 31, 2015 were $280,000, of which $30,000 is included in research and development expenses and $250,000 is included in selling, general and administrative expenses in the consolidated statement of operations. As of December 31, 2015, these costs have been paid.

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

[C] Operating leases:

The office leases for the Company’s executive offices in Woodcliff Lake, New Jersey and sales and administrative office in Plano, Texas, which expire in February 2021 also provide for escalations relating to increases in real estate taxes and certain operating expenses. In addition, the Company leases sales and administrative offices in Milton Keynes, United Kingdom and Dusseldorf, Germany. The Company’s operating leases provide for minimum annual rental payments as follows:

Year Ending December 31,

2016	$790,000
2017	866,000
2018	882,000
2019	888,000
2020	893,000
Thereafter	150,000

$4,469,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases was approximately $840,000, $805,000 and $860,000 for the years ended December 31, 2013, 2014 and 2015, respectively.

NOTE 21 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial data for each quarter for the years ended December 31, 2014 and 2015. We believe the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$6,871,000	$4,993,000	$6,947,000	$5,720,000
Services	4,249,000	4,933,000	3,634,000	4,437,000

	11,120,000	9,926,000	10,581,000	10,157,000

Cost of revenues:
Cost of products	5,223,000	3,491,000	4,929,000	4,375,000
Cost of services	1,949,000	2,309,000	1,296,000	1,189,000

	7,172,000	5,800,000	6,225,000	5,564,000

Gross Profit	3,948,000	4,126,000	4,356,000	4,593,000

Selling, general and administrative expenses	6,769,000	6,225,000	5,207,000	4,549,000
Research and development expenses	1,229,000	1,120,000	1,114,000	1,093,000
Other income, net	105,000	77,000	70,000	79,000

Net loss	$(3,945,000)	$(3,142,000)	$(1,895,000)	$(970,000)

Net loss per share - basic and diluted	$(0.32)	$(0.25)	$(0.15)	$(0.08)

	Year Ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$5,790,000	$7,161,000	$7,292,000	$8,160,000
Services	3,946,000	4,252,000	4,447,000	4,585,000

	9,736,000	11,413,000	11,739,000	12,745,000

Cost of revenues:
Cost of products	3,302,000	4,769,000	4,653,000	6,734,000
Cost of services	1,450,000	1,520,000	1,615,000	1,584,000

	4,752,000	6,289,000	6,268,000	8,318,000

Gross Profit	4,984,000	5,124,000	5,471,000	4,427,000

Selling, general and administrative expenses	6,820,000	5,651,000	6,289,000	6,334,000
Research and development expenses	1,150,000	1,343,000	1,770,000	2,386,000
Loss on settlement of finance receivable	-	-	-	(441,000)
Other income, net	155,000	165,000	144,000	139,000

Net loss	$(2,831,000)	$(1,705,000)	$(2,444,000)	$(4,595,000)

Net loss per share - basic and diluted	$(0.24)	$(0.14)	$(0.20)	$(0.38)

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

As of December 31, 2015, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2015, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2016 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

●	if the information that is responsive to the information required with respect to this Item 10 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 11. Executive Compensation

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2016 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

●	if the information that is responsive to the information required with respect to this Item 11 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2016 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

●	if the information that is responsive to the information required with respect to this Item 12 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2015:

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining
			available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price	(excluding securities
	warrants	of outstanding options,	reflected
	and rights	warrants and rights	under column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	1,112,000	$7.09	1,384,000
Equity compensation plans not approved by security holders (2)	100,000	5.24	-

Total	1,212,000	$6.94	1,384,000

(1)	These plans consist of the Company’s 1999 Stock Option Plan, 1999 Director Option Plan, 2007 Equity Compensation Plan, 2009 Non-Employee Director Equity Compensation Plan and 2015 Equity Compensation Plan, which were our only equity compensation plans under which awards were outstanding as of December 31, 2015. Each of our 1999 Stock Option Plan and 1999 Director Option Plan expired in 2009, and no additional awards may be granted thereunder.

(2)	Represents options to purchase up to 100,000 shares of our common stock, at $5.24 per share, granted to Norman L. Ellis on July 21, 2014, in connection with his appointment to serve as our Chief Operating Officer. One-third of the options will vest on each anniversary of the date of grant provided that Mr. Ellis continues to be an employee of our company on each such anniversary. The options are subject to the terms and conditions of a stock option grant agreement, dated July 21, 2014, between us and Mr. Ellis.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2016 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

●	if the information that is responsive to the information required with respect to this Item 13 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2016 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:

●	if the information that is responsive to the information required with respect to this Item 14 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

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

(3) Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

2.1	Membership Interest Purchase Agreement, dated as of January 7, 2010, by and among I.D. Systems, Inc., General Electric Capital Corporation and GE Asset Intelligence, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on January 13, 2010).

3.1.1	Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.3	Certificate of Correction to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.4	Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).

3.2	Restated By-Laws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.1	Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

10.1	1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.3.1	1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.3.2	Amendment, dated March 15, 2012, to 1999 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.4	I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-185085) filed with the SEC on November 21, 2012).*

10.5.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.5.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.6	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).*

10.7	Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Jeffrey Jagid (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.8	Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9	Severance Agreement, dated September 11, 2009, by and between the Company and Kenneth Ehrman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.10	Amendment to Severance Agreement, dated as of June 20, 2013, between I.D. Systems, Inc. and Kenneth Ehrman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2013 (File No. 001-15087) filed with the SEC on August 14, 2013).*

10.11	Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.12	Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2010 (File No. 001-15087) filed with the SEC on May 17, 2010).

10.13	Severance Agreement, dated December 14, 2010, by and between the Company and Darryl Miller (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of I.D. Systems, Inc. for the fiscal year ended December 31, 2010 (File No. 001-15087) filed with the SEC on March 31, 2011).*

10.14	Separation and General Release Agreement, dated as of July 19, 2013, between I.D. Systems, Inc. and Darryl Miller (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2013 (File No. 001-15087) filed with the SEC on November 14, 2013).*

10.15	Separation and General Release Agreement, dated as of March 21, 2014, between Jeffrey M. Jagid and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.16	Severance Agreement, dated as of March 27, 2014, between Brett Kilpatrick and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.17	Offer Letter, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.18	Stock Option Grant Agreement, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.19	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.20	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.21	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.22	Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.23	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.24	Lease Agreement, dated April 9, 2015, between I.D. Systems, Inc. and GP Park II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on April 10, 2015).

10.25	Loan and Security Agreement, dated as of December 18, 2015, among I.D. Systems, Inc. and Asset Intelligence, LLC, as Borrowers, Siena Lending Group LLC and the other loan party obligors party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 23, 2015).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

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

Date: March 29, 2016

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

Signature	Title	Date

/s/ Kenneth S. Ehrman	President, Chief Executive Officer and Director	March 29, 2016
Kenneth S. Ehrman	(Principal Executive Officer)

/s/ Ned Mavrommatis	Chief Financial Officer	March 29, 2016
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Kenneth Brakebill	Director	March 29, 2016
Kenneth Brakebill

/s/ Michael Brodsky	Director	March 29, 2016
Michael Brodsky

/s/ Ron Konezny	Director	March 29, 2016
Ron Konezny

/s/ Tony Trousset	Director	March 29, 2016
Tony Trousset

I.D. SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Inventory reserve

Year ended December 31, 2015	$1,424	$186	(1,236)	$374

Year ended December 31, 2014	$2,256	$122	(954)	$1,424

Year ended December 31, 2013	$686	$2,066	(496)	$2,256

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	to Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Allowance for doubtful accounts

Year ended December 31, 2015	$1,434	$326	(248)	$1,512

Year ended December 31, 2014	$955	$853	(374)	$1,434

Year ended December 31, 2013	$653	$482	(180)	$955

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	to Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Warranty reserve

Year ended December 31, 2015	$942	$(28)	(300)	$614

Year ended December 31, 2014	$522	$638	(218)	$942

Year ended December 31, 2013	$520	$235	(233)	$522

INDEX TO EXHIBITS

2.1	Membership Interest Purchase Agreement, dated as of January 7, 2010, by and among I.D. Systems, Inc., General Electric Capital Corporation and GE Asset Intelligence, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on January 13, 2010).

3.1.1	Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.3	Certificate of Correction to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.4	Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).

3.2	Restated By-Laws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

4.1	Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

10.1	1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.3.1	1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.3.2	Amendment, dated March 15, 2012, to 1999 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.4	I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-185085) filed with the SEC on November 21, 2012).*

10.5.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.5.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.6	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).*

10.7	Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Jeffrey Jagid (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.8	Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9	Severance Agreement, dated September 11, 2009, by and between the Company and Kenneth Ehrman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.10	Amendment to Severance Agreement, dated as of June 20, 2013, between I.D. Systems, Inc. and Kenneth Ehrman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2013 (File No. 001-15087) filed with the SEC on August 14, 2013).*

10.11	Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.12	Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2010 (File No. 001-15087) filed with the SEC on May 17, 2010).

10.13	Severance Agreement, dated December 14, 2010, by and between the Company and Darryl Miller (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of I.D. Systems, Inc. for the fiscal year ended December 31, 2010 (File No. 001-15087) filed with the SEC on March 31, 2011).*

10.14	Separation and General Release Agreement, dated as of July 19, 2013, between I.D. Systems, Inc. and Darryl Miller (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2013 (File No. 001-15087) filed with the SEC on November 14, 2014).*

10.15	Separation and General Release Agreement, dated as of March 21, 2014, between Jeffrey M. Jagid and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.16	Severance Agreement, dated as of March 27, 2014, between Brett Kilpatrick and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.17	Offer Letter, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.18	Stock Option Grant Agreement, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.19	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.20	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.21	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.22	Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.23	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.24	Lease Agreement, dated April 9, 2015, between I.D. Systems, Inc. and GP Park II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on April 10, 2015).

10.25	Loan and Security Agreement, dated as of December 18, 2015, among I.D. Systems, Inc. and Asset Intelligence, LLC, as Borrowers, Siena Lending Group LLC and the other loan party obligors party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 23, 2015).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

