Form 10-Q
period 2016-03-31
ID SYSTEMS INC
filed 2016-05-16
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 001-15087

I.D. SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3270799
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

123 Tice Boulevard
Woodcliff Lake, New Jersey	07677
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ] No [X]

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on May 10, 2016 was 13,818,094.

INDEX

I.D. Systems, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2015*	March 31, 2016
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,489,000	$4,143,000
Restricted cash	304,000	304,000
Investments - short term	259,000	186,000
Accounts receivable, net of allowance for doubtful accounts of $1,512,000 and $1,364,000 in 2015 and 2016, respectively	10,901,000	11,432,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2015 and 2016	1,950,000	2,025,000
Inventory, net	7,152,000	5,497,000
Deferred costs - current	3,310,000	3,192,000
Prepaid expenses and other current assets	2,263,000	1,934,000

Total current assets	30,628,000	28,713,000

Investments - long term	1,339,000	1,436,000
Financing receivables - less current portion	3,078,000	3,129,000
Deferred costs - less current portion	3,320,000	3,881,000
Fixed assets, net	3,119,000	3,143,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	842,000	808,000
Other assets	265,000	265,000

	$44,428,000	$43,212,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$9,173,000	$7,701,000
Deferred revenue - current	7,383,000	7,451,000

Total current liabilities	16,556,000	15,152,000

Deferred rent	361,000	409,000
Deferred revenue - less current portion	6,941,000	7,258,000

	23,858,000	22,819,000
Commitments and Contingencies (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 14,211,000 and 14,590,000 shares issued at December 31, 2015 and March 31, 2016, respectively; shares outstanding, 13,467,000 and 13,831,000 at December 31, 2015 and March 31, 2016, respectively	129,000	129,000
Additional paid-in capital	110,116,000	110,639,000
Accumulated deficit	(85,128,000)	(85,826,000)
Accumulated other comprehensive loss	(500,000)	(437,000)
Treasury stock; 744,000 and 759,000 common shares at cost at December 31, 2015 and March 31, 2016, respectively	(4,047,000)	(4,112,000)

Total stockholders’ equity	20,570,000	20,393,000
Total liabilities and stockholders’ equity	$44,428,000	$43,212,000

*Derived from audited balance sheet as of December 31, 2015.

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2016
Revenue:
Products	$6,871,000	$6,282,000
Services	4,249,000	4,195,000
	11,120,000	10,477,000

Cost of revenue:
Cost of products	5,223,000	4,186,000
Cost of services	1,949,000	1,093,000
	7,172,000	5,279,000
Gross profit	3,948,000	5,198,000
Operating expenses:
Selling, general and administrative expenses	6,769,000	4,786,000
Research and development expenses	1,229,000	1,130,000
	7,998,000	5,916,000
Loss from operations	(4,050,000)	(718,000)
Interest income	87,000	77,000
Interest expense	-	(57,000)
Other income, net	18,000	-
Net loss	$(3,945,000)	$(698,000)
Net loss per share - basic and diluted	$(0.32)	$(0.05)
Weighted average common shares outstanding - basic and diluted	12,218,000	12,894,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

 Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2015	2016

Net loss	$(3,945,000)	$(698,000)

Other comprehensive (loss) income:

Unrealized gain on investments	16,000	15,000

Reclassification of net realized investment gains included in net loss	(1,000)	-

Foreign currency translation adjustment	(332,000)	48,000

Total other comprehensive (loss) income	(317,000)	63,000

Comprehensive loss	$(4,262,000)	$(635,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity

Balance at December 31, 2015	14,211,000	$129,000	$110,116,000	$(85,128,000)	$(500,000)	$(4,047,000)	$20,570,000

Net loss	-	-	-	(698,000)	-	-	(698,000)
Foreign currency translation adjustment	-	-	-	-	48,000	-	48,000
Unrealized gain on investments	-	-	-	-	15,000	-	15,000

Shares issued pursuant to exercise of stock options	-	-	1,000				1,000
Issuance of restricted stock	383,000	-	-	-	-	-	-

Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(65,000)	(65,000)
Forfeiture of restricted shares	(4,000)
Stock based compensation - restricted stock	-	-	331,000	-	-	-	331,000

Stock based compensation - options and performance shares	-	-	191,000	-	-	-	191,000

Balance at March 31, 2016	14,590,000	$129,000	$110,639,000	$(85,826,000)	$(437,000)	$(4,112,000)	$20,393,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2016
Cash flows from operating activities:

Net loss	$(3,945,000)	$(698,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense (recovery)	7,000	(126,000)
Stock-based compensation expense	388,000	522,000
Depreciation and amortization	218,000	177,000
Inventory reserve	108,000	60,000
Other non-cash items	(1,000)	49,000
Changes in:
Accounts receivable	1,962,000	(394,000)
Financing receivables	350,000	(126,000)
Inventory	(1,652,000)	1,595,000
Prepaid expenses and other assets	21,000	329,000
Deferred costs	90,000	(443,000)
Deferred revenue	(830,000)	385,000
Accounts payable and accrued expenses	1,389,000	(1,472,000)
Net cash used in operating activities	(1,895,000)	(142,000)
Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(711,000)	(167,000)
Purchase of investments	(1,023,000)	(282,000)
Maturities of investments	1,013,000	271,000
Net cash used in investing activities	(721,000)	(178,000)
Cash flows from financing activities:
Principal payments of capital lease obligation	(39,000)	-
Proceeds from exercise of stock options	155,000	1,000
Net cash provided by financing activities	116,000	1,000
Effect of foreign exchange rate changes on cash and cash equivalents	(104,000)	(27,000)
Net decrease in cash and cash equivalents	(2,604,000)	(346,000)
Cash and cash equivalents - beginning of period	5,974,000	4,489,000
Cash and cash equivalents - end of period	$3,370,000	$4,143,000
Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	4,000	31,000
Noncash activities:
Unrealized gain on investments	$15,000	$15,000
Value of shares withheld pursuant to stock issuance	$117,000	$65,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“IDS GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“IDS Ltd”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2016, the consolidated results of its operations for the three-month periods ended March 31, 2015 and 2016, the consolidated change in stockholders’ equity for the three-month period ended March 31, 2016 and the consolidated cash flows for the three-month periods ended March 31, 2015 and 2016. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year then ended.

As of March 31, 2016, the Company had cash, cash equivalents and marketable securities of $6.1 million, working capital of $13.6 million and no debt outstanding. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments. To date, the Company has not generated sufficient revenue solely from operating activities to fund its operations.

We believe our available working capital, anticipated level of future revenues from the refocused go-to market strategy focused on large enterprise customers and reducing inventory, cost savings from the July 2015 decrease in headcount, the expected cash flows from operations and available borrowings under the revolving credit facility will provide sufficient funds to cover our capital requirements for at least the next twelve months.

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

NOTE 4 - INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, corporate bonds, common stock and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of March 31, 2015 and 2016, all of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three-month periods ended March 31, 2015 and 2016, the Company reported unrealized gains of $16,000 and $15,000, respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and common stock. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment in debt securities designated as available for sale classified by the contractual maturity date of the security as of March 31, 2016:

Fair Value

Due within one year	$129,000
Due one year through three years	1,167,000
Due after three years	269,000

$1,565,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2015 and March 31, 2016 are as follows:

		Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$79,000	-	-	$79,000
Corporate bonds and commercial paper	50,000	-	-	50,000
Common stock	49,000	8,000	-	57,000

Total investments - short term	178,000	8,000	-	186,000

Investments - long term
Available for sale
U.S. Treasury Notes	946,000	6,000	-	952,000
Government agency bonds	150,000	-	-	150,000
Corporate bonds and commercial paper	333,000	1,000	-	334,000

Total investments - long term	1,429,000	7,000	-	1,436,000

Total investments	$1,607,000	$15,000	$-	$1,622,000

		Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gain	Loss	Value
Investments - short term
Available for sale
Corporate bonds and commercial paper	$101,000	-	-	$101,000
U.S. Treasury Notes	100,000	-	-	100,000
Common stock	49,000	9,000	-	58,000

Total investments - short term	250,000	9,000	-	259,000

Marketable securities - long term
Available for sale
U.S. Treasury Notes	915,000	-	(6,000)	909,000
Government agency bonds	150,000	-	(1,000)	149,000
Corporate bonds and commercial paper	283,000	-	(2,000)	281,000

Total investments - long term	1,348,000	-	(9,000)	1,339,000

Total investments	$1,598,000	$9,000	$(9,000)	$1,598,000

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

As of December 31, 2015 and March 31, 2016, all of the Company’s investments are classified as Level 1 fair value measurements.

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

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The Company amortized and recognized $1,029,000 and $1,404,000 of deferred equipment revenue during the three-month periods ended March 31, 2015 and 2016, respectively.

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

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2015 and March 31, 2016, unbilled receivables were $-0-.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the Condensed Consolidated Statements of Operations.

In April 2015, we entered into a development project with Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group. The Company recognized milestone revenue of $255,000 for the three-month period ended March 31, 2016 from the completion of milestones in accordance with the milestone method of revenue recognition. Milestone payments are recognized as revenue upon achievement of the milestone only if the following conditions are met: (i) there is substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (ii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iii) the milestone relates solely to past performance; and (iv) be reasonable in relation to the effort expended to achieve the milestone.

Deferred revenue consists of the following:

	December 31, 2015	March 31, 2016

Deferred activation fees	$466,000	$429,000
Deferred revenue	489,000	100,000
Deferred maintenance and hosting revenue	3,377,000	3,819,000
Deferred remote asset management product revenue	9,992,000	10,361,000

	14,324,000	14,709,000
Less: Current portion	7,383,000	7,451,000

Deferred revenue - less current portion	$6,941,000	$7,258,000

NOTE 6 - FINANCING RECEIVABLES

Financing receivables include notes and sales-type lease receivables from the sale of the Company’s products and services. Financing receivables consist of the following:

	December 31, 2015	March 31, 2016

Notes receivable	$1,000	$1,000
Sales-type lease receivable	5,027,000	5,153,000
	5,028,000	5,154,000

Less: Current portion
Notes receivable	1,000	1,000
Sales-type lease receivable	1,949,000	2,024,000
	1,950,000	2,025,000

Financing receivables - less current portion	$3,078,000	$3,129,000

Notes receivable relate to product financing arrangements that exceed one year and bear interest at approximately 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. There were no sales of notes receivable during the three-month periods ended March 31, 2015 and 2016.

The present value of net investment in sales-type lease receivable is principally for three to five-year leases of the Company’s products and is reflected net of unearned income of $442,000 and $431,000 at December 31, 2015 and March 31, 2016, respectively, discounted at 1% - 26%.

The allowance for doubtful accounts represents the Company’s best estimate of the amount of credit losses in the Company’s existing notes and sales-type lease receivable. The allowance for doubtful accounts is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers its customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the three month-periods ended March 31, 2015 and 2016. The Company does not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes or leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest when it is probable that the Company will collect the remaining principal and interest of an impaired note or lease. Notes and leases become past due based on how recently payments have been received.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of March 31, 2016 are as follows:

Year ending December 31:

April - December 2016	$1,545,000
2017	1,738,000
2018	1,134,000
2019	517,000
2020	207,000
Thereafter	12,000

5,153,000
Less: Current portion	2,024,000

Sales-type lease receivable - less current portion	$3,129,000

NOTE 7 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $374,000 at December 31, 2015, and $433,000 at March 31, 2016.

Inventories consist of the following:

	December 31, 2015	March 31, 2016

Components	$2,762,000	$2,088,000
Finished goods	4,390,000	3,409,000

	$7,152,000	$5,497,000

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2015	March 31, 2016

Equipment	$1,659,000	$1,659,000
Computer software and website development	5,398,000	5,565,000
Computer hardware	2,751,000	2,751,000
Furniture and fixtures	401,000	401,000
Automobiles	60,000	60,000
Leasehold improvements	181,000	181,000

	10,450,000	10,617,000
Accumulated depreciation and amortization	(7,331,000)	(7,474,000)

	$3,119,000	$3,143,000

As of December 31, 2015 and March 31, 2016, the Company had expenditures of approximately $1,909,000 and $1,625,000, respectively, for computer software and website development which had not been placed in service. Depreciation expense is not recorded for such assets until they are placed in service.

Depreciation and amortization expense for the three-month periods ended March 31, 2015 and 2016 was $184,000 and $143,000, respectively. This includes amortization of costs associated with computer software and website development for the three-month periods ended March 31, 2015 and 2016 of $59,000 and $43,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Enterprise Resource Planning (ERP) software, enhancements to the VeriWiseTM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $605,000 and $167,000 for such projects for the three-month periods ended March 31, 2015 and 2016, respectively.

NOTE 9 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company, which include identifiable intangible assets from the acquisition of IDS Ltd, PowerKey (the industrial vehicle monitoring products division of International Electronics, Inc. acquired by the Company in 2008) and AI as of December 31, 2015 and March 31, 2016:

March 31, 2016	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(846,000)	$643,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$1,654,000	$(846,000)	$808,000

December 31, 2015	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(812,000)	$677,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$1,654,000	$(812,000)	$842,000

Amortization expense for the three-month periods ended March 31, 2015 and 2016 was $34,000 and $34,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

April - December 2016	$102,000
2017	135,000
2018	135,000
2019	135,000
2020	135,000
2021	135,000

There have been no changes in the carrying amount of goodwill from January 1, 2016 to March 31, 2016.

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

The Company recognizes all employee share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $87,000 and $78,000, respectively, for the three-month periods ended March 31, 2015 and 2016, in connection with awards made under the stock option plans.

The following table summarizes the activity relating to the Company’s stock options for the three-month period ended March 31, 2016:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	1,212,000	$6.94
Granted	150,000	4.37
Exercised	-	-
Forfeited or expired	(112,000)	20.10

Outstanding at end of period	1,250,000	$5.45	6 years	$270,000

Exercisable at end of period	794,000	$5.60	5 years	$270,000

There were no stock options issued during the three-month period ended March 31, 2015. The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	March 31,
	2015	2016

Expected volatility	-	45.5%
Expected life of options (in years)	-	4
Risk free interest rate	-	1.2
Dividend yield	-	0%
Weighted average fair value of options granted during the period	$-	$1.60

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the three-month periods ended March 31, 2015 and 2016 was $216,000 and $8,000, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2015 and 2016 was $108,000 and $-0-, respectively.

As of March 31, 2016, there was approximately $680,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.61 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the three-month period ended March 31, 2016 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Restricted stock, non-vested, beginning of year	575,000	$5.79
Granted	88,000	4.30
Vested	(39,000)	5.74
Forfeited	(4,000)	5.69

Restricted stock, non-vested, end of period	620,000	$5.58

The Company recorded stock-based compensation expense of $300,000 and $331,000, respectively, for the three-month periods ended March 31, 2015 and 2016, in connection with restricted stock grants. As of March 31, 2016, there was $2,507,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.74 years.

Performance Shares

In January 2016, the Company granted performance shares to employees pursuant to the 2015 Equity Compensation Plan. The shares are unvested at the time of grant and, upon vesting, there are no contractual restrictions on the shares. The vesting of the shares is subject to the achievement of performance goals during a two-year period from the date of issuance, with the ability to achieve prorated vesting of the shares during interim annual measurement periods. If the performance goals are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance goals are met, then the shares will be issued to the employees. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested performance shares for the three-month period ended March 31, 2016 is as follows:

Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Performance shares, non-vested, beginning of year	-	-
Granted	295,000	$4.07
Vested	-	-
Forfeited	-	-

Performance shares, non-vested, end of period	295,000	$4.07

The Company recorded stock-based compensation expense of $113,000, respectively, for the three-month period ended March 31, 2016, in connection with the performance share grants. As of March 31, 2016, there was $1,027 of total unrecognized compensation cost related to non-vested performance shares. That cost is expected to be recognized over a weighted-average period of 1.88 years.

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

The Warrant may be exercised by means of a “cashless exercise” solely in the event that on the later of (i) the one-year anniversary of the Effective Date and (ii) the date on which the Warrant is exercised by the holder, the Company is eligible to file a registration statement on Form S-3 to register the Warrant Shares for resale by the holder and a re-sale registration statement on Form S-3 registering the Warrant Shares for resale by the holder is not then declared effective by the Securities and Exchange Commission (the “SEC”) and available for use by the holder. The Company has agreed to file such a registration statement (on Form S-3 only, or a successor thereto) within 30 days of the holder’s request therefor, and to have such registration statement declared effective within 90 days of such request, if there is no review by the Staff of the SEC, and within 120 days, if there has been a review by the Staff of the SEC. As of March 31, 2016, the Company has not yet been requested to file such a registration statement.

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

The Company is required to reserve a sufficient number of shares of common stock for the purpose enabling the Company to issue the Warrant Shares pursuant to any exercise of the Warrants. As of March 31, 2016, the Company has sufficient shares reserved.

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

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2016 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2016	$(500,000)	$-	$(500,000)
Net current period change	48,000	15,000	63,000

Balance at March 31, 2016	$(452,000)	$15,000	$(437,000)

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2015 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2015	$(360,000)	$(15,000)	$(375,000)
Net current period change	(332,000)	15,000	(317,000)

Balance at March 31, 2015	$(692,000)	$-	$(692,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income or loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation (losses) gains of $(332,000) and $48,000 for the three-month periods ended March 31, 2015 and 2016, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity. Effective December 1, 2015, the intercompany transactions with IDS GmbH are not considered of a long-term investment nature and the effect of the exchange rate changes on the intercompany transactions are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions (losses) gains for the three-month periods ended March 31, 2015 and 2016 of $(18,000) and $69,000, respectively, are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Shares Withheld

During the three-month periods ended March 31, 2015 and 2016, 19,000 and 15,000 shares, respectively of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $117,000 and $65,000, respectively.

NOTE 12 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three-month periods ended March 31, 2015 and 2016 are as follows:

	Three Months Ended
	March 31,
	2015	2016
Basic and diluted loss per share
Net loss	$(3,945,000)	$(698,000)

Weighted-average shares outstanding	12,218,000	12,894,000

Basic and diluted net loss per share	$(0.32)	$(0.05)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance shares awards. For the three-month periods ended March 31, 2015 and 2016, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 2,484,000 and 2,265,000, respectively would have been anti-dilutive. The warrants exercisable by Avis Budget Group upon ABCR’s execution and delivery of SOW#2 also have no impact on diluted loss per share since they are considered unissued as of March 31, 2016.

NOTE 13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2015	March 31, 2016

Accounts payable	$8,026,000	$6,463,000
Accrued warranty	614,000	607,000
Accrued compensation	418,000	560,000
Other current liabilities	115,000	71,000

	$9,173,000	$7,701,000

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2016.

The following table summarizes warranty activity for the three-month periods ended March 31, 2015 and 2016:

	Three Months Ended March 31,
	2015	2016

Accrued warranty reserve, beginning of period	$942,000	$614,000
Accrual for product warranties issued	152,000	77,000
Product replacements and other warranty expenditures	(22,000)	(8,000)
Expiration of warranties	(218,000)	(76,000)

Accrued warranty reserve, end of period	$854,000	$607,000

NOTE 14 - REVOLVING CREDIT FACILITY

On December 18, 2015 (the “Closing Date”), the Company and AI (collectively, the “Loan Parties”) entered into a loan and security agreement (the “Revolver”) with Siena Lending Group LLC. As of March 31, 2016, there were no borrowings outstanding under the Revolver.

The Revolver provides a revolving credit facility in an aggregate principal amount of up to $7.5 million and a maturity date of December 18, 2017 (which date may be accelerated in certain cases). Outstanding indebtedness under the Revolver may be voluntarily prepaid at any time, in whole or in part, subject to payment of an early termination premium equal to (i) 3% of the amount of such prepayment if prepayment occurs on or before December 18, 2016, or (ii) 1.5% of the amount of such prepayment if prepayment occurs after December 18, 2016 but on or before June 18, 2017, but no early termination premium is payable if prepayment occur after June 18, 2017. In addition, no early termination premium is payable if the Revolver is refinanced with Bank of America, N.A. The Company intends to use borrowings under the Revolver for a variety of purposes, including working capital and general corporate purposes.

The Company has an available borrowing base subject to reserves established at the lender’s discretion of 85% of Eligible Accounts (as defined in the Revolver) and 75% of Eligible Lease Receivables (as defined in the Revolver) up to $7.5 million under the Revolver. Eligible Accounts and Eligible Lease Receivables do not include certain receivables deemed ineligible by the lender.

Borrowings under the Revolver bear interest at a rate equal to the sum of 2.00% per annum plus the base rate as it is defined in the loan and security agreement governing the Revolver (the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) 3.25%). In addition, the Company is charged an unused line fee equal to 0.50% per annum on unused amounts of the revolving credit facility and a minimum borrowing fee equal to the excess, if any, of (i) interest which would have been payable in respect of each month if, at all time during such month, the principal balance of the Revolving Loans (as defined in the Revolver) was equal to $2,000,000 over (ii) the actual interest payable in respect of such month on the Revolving Loans.

The Loan Parties guarantee the payment obligations under the Revolver. Any borrowings are further secured by (i) certain equity interests owned or held by the Loan Parties and 65% of the voting stock of all present and future foreign subsidiaries of the Loan Parties and (ii) substantially all of the tangible and intangible personal property and assets of the Loan Parties.

The Revolver contains a financial covenant regarding liquidity which requires the Loan Parties to maintain a minimum liquidity of (a) $3,500,000 from the Closing Date through and including January 31, 2016 and (b) $4,000,000 on February 1, 2016 or at any time thereafter. The Revolver also includes customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, ability to amend our organizational documents. Any failure to comply with such covenants could lead to an acceleration of our obligations under the Revolver. The Company is in compliance with the covenants under the Revolver as of March 31, 2016.

NOTE 15 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of March 31, 2016, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

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

NOTE 17 - CONCENTRATION OF CUSTOMERS

One customer accounted for 14% of the Company’s revenue during the three-month period ended March 31, 2016.

Two customers accounted for 28% and 11% of the Company’s revenue during the three-month period ended March 31, 2015. One customer accounted for 15% of the Company’s accounts receivable as of March 31, 2015. One customer accounted for 12% of financing receivables as of March 31, 2015.

NOTE 18 - STOCK REPURCHASE PROGRAM

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the three-month period ended March 31, 2016. As of March 31, 2016, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

NOTE 19 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, IDS GmbH, and United Kingdom subsidiary, IDS Ltd, are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for IDS GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2015	2016
Net revenue	$291,000	$807,000

Net (loss) income	(96,000)	384,000

Total assets of IDS GmbH were $2,549,000 and $2,682,000 as of December 31, 2015 and March 31, 2016, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2015	2016
Net revenue	$236,000	$66,000

Net loss	(63,000)	(103,000)

Total assets of IDS Ltd were $1,317,000 and $1,223,000 as of December 31, 2015 and March 31, 2016, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

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

NOTE 21 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Cautionary Note Regarding Forward-Looking Statements

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by, and information currently available to, management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “believe”, “expect”, “estimate”, “project”, “predict”, “forecast”, “plan”, “anticipate”, “target”, “outlook”, “envision”, “intend”, “seek”, “may”, “will”, or “should”, and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including, without limitation, business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products, and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

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

Our campus-based asset management system consists of four principal elements:

●	miniature wireless programmable computers attached to assets;

●	fixed-position communication infrastructure consisting of network devices with two-way wireless communication capabilities and, optionally RF-based location-emitting beacons;

●	application-specific network servers, which may be hosted on the site’s local area network (LAN), on an enterprise wide area network (WAN), or at a remote data center; and

●	proprietary software, which is a user-friendly, browser-accessible graphical user interface that provides visibility and control of the system database, and which is hosted either at the local installation site or at a remote data center.

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

Our remote asset management systems consist of five principal elements:

●	satellite or cellular communicators attached to assets;

●	GPS receivers that provide latitude/longitude location fixes that are transmitted based on logic resident in the communicator;

●	proprietary browser-based graphical user interface that provides visibility and two-way control of the system database (the data can also be transmitted to the customer via XML or web services data feed);

●	patented power management intelligence to help ensure reliable system performance in a power-starved environment; and

●	several sensor types, including cargo, temperature, motion, and door, that provide additional status information for the remote asset.

To increase asset utilization, our VeriWiseTM system can help reduce the number of assets needed and/or increase the revenue generated per asset by:

●	monitoring asset pool size based on user-defined requirements;

●	generating dormancy reports to flag under-utilized assets;

●	alerting the driver to the location of the closest empty asset, resulting in a more rapid pick-up; and

●	providing trailer detention alerts when an asset has exceeded the time allotted for unloading.

To help better control remote assets, our VeriWiseTM system provides:

●	integration into refrigerated asset microcontrollers to provide temperature and set point data and alerts via our VeriWise Intelligent Portal (VIP) or by an e-mail notification directly to the customer when an alarm condition develops;

●	change in cargo status of an asset via our patented full-length cargo sensor;

●	on-device geo-fencing that alerts the customer when an asset is approaching or leaving its destination; and

●	on-board intelligence utilizing a motion sensor and proprietary logic that identifies the beginning of a drive and the end of a drive.

To help improve asset and cargo security, our VeriWiseTM system offers the following capabilities:

●	asset lockdown, which automatically sends an e-mail or text message to the customer when movement is detected outside of user-defined time periods;

●	door sensors, which detect an unauthorized open door either by time or location, resulting in a door breach alert;

●	emergency track functionality that can be enabled to track an asset at more frequent intervals if a theft condition is expected;

●	geo-fencing, which can alert our customer when an asset enters a prohibited geography or location; and

●	utilization of our Tractor ID product notification if the incorrect tractor connects to the asset.

Risks to Our Business

During the three-month period ended March 31, 2016, we generated revenues of $10.5 million, and Wal-Mart Stores, Inc. accounted for 14% of our revenues. During the three-month period ended March 31, 2015, we generated revenues of $11.1 million, and Wal-Mart Stores, Inc. and the Raymond Corporation accounted for 28% and 11% of our revenues, respectively.

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

As of March 31, 2016, we had cash, cash equivalents and marketable securities of $6.1 million, working capital of $13.6 million and no debt outstanding. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments. To date, the Company has not generated sufficient revenue solely from operating activities to fund its operations.

We believe our available working capital, anticipated level of future revenues from the refocused go-to market strategy focused on large enterprise customers and reducing inventory, cost savings from the July 2015 decrease in headcount, the expected cash flows from operations and available borrowings under the revolving credit facility will provide sufficient funds to cover our capital requirements for at least the next twelve months. As of March 31, 2016, there were no borrowings outstanding under the Revolver.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies

For the three-month period ended March 31, 2016, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended March 31,
	2015	2016
Revenue:
Products	61.8%	60.0%
Services	38.2	40.0
	100.0	100.0
Cost of revenue:
Cost of products	47.0	40.0
Cost of services	17.5	10.4
	64.5	50.4
Gross profit	35.5	49.6
Operating expenses:
Selling, general and administrative expenses	60.9	45.7
Research and development expenses	11.1	10.8
	72.0	56.5
Loss from operations	(36.5)	(6.9)
Interest income	0.8	0.7
Interest expense	-	(0.5)
Other income	0.2	-
Net loss	(35.5)%	(6.7)%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2015	2016
Product revenue:
Industrial and rental fleet management	$3,568,000	$4,444,000
Transportation asset management	3,303,000	1,838,000
	6,871,000	6,282,000

Services revenue:
Industrial and rental fleet management	1,577,000	1,886,000
Transportation asset management	2,672,000	2,309,000
	4,249,000	4,195,000

	$11,120,000	$10,477,000

REVENUES. Revenues decreased by approximately $0.6 million, or 5.8%, to $10.5 million in the three months ended March 31, 2016 from $11.1 million in the same period in 2015. The decrease in revenue is attributable to a decrease in total transportation asset management revenue of approximately $1.8 million to $4.1 million in 2016 from $6.0 million in 2015 partially offset by an increase in total industrial and rental fleet management revenue of approximately $1.2 million to $6.3 million in 2016 from $5.1 million in 2015.

Revenues from products decreased by approximately $0.6 million, or 8.6%, to $6.3 million in the three months ended March 31, 2016 from $6.9 million in the same period in 2015. Transportation asset management product revenue decreased by approximately $1.5 million to $1.8 million in 2016 from $3.3 million in 2015. The decrease in transportation asset management product revenue resulted principally from decreased spare parts sales of approximately $1.5 million to Wal-Mart Stores, Inc. Industrial and rental fleet management product revenue increased by approximately $0.9 million to $4.4 million in 2016 from $3.6 million in 2015. The increase in industrial and rental fleet management product revenue resulted principally from increased product sales of approximately $0.6 million to the General Motors Company and $0.4 million to Audi.

Revenues from services of approximately $4.2 million in 2016 remained generally consistent with service revenue in 2015. Industrial and rental fleet management service revenue increased by approximately $0.3 million to $1.9 million in 2016 from $1.6 million in 2015 principally due to increased service revenue of approximately $0.2 million from Avis Budget, Inc. Transportation asset management service revenue decreased by approximately $0.4 million to $2.3 million in 2016 from $2.7 million in principally due to a decrease in the number of active units.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2015	2016
Cost of products:
Industrial and rental fleet management	$2,487,000	$2,825,000
Transportation asset management	2,736,000	1,361,000
	5,223,000	4,186,000

Cost of services:
Industrial and rental fleet management	1,006,000	446,000
Transportation asset management	943,000	647,000
	1,949,000	1,093,000

	$7,172,000	$5,279,000

COST OF REVENUES. Cost of revenues decreased by approximately $1.9 million, or 26.4%, to $5.3 million in the three months ended March 31, 2016 from $7.2 million for the same period in 2015. The decrease is principally attributable to decreases in cost of products and services in 2016. Gross profit was $5.2 million in three months ended March 31, 2016 compared to $3.9 million for the same period in 2015. As a percentage of revenues, gross profit increased to 49.6% in 2016 from 35.5% in 2015.

Cost of products decreased by approximately $1.0 million, or 19.9%, to $4.2 million in the three months ended March 31, 2016 from $5.2 million in the same period in 2015. Gross profit for products was $2.1 million in 2016 compared to $1.6 million in 2015. The increase in gross profit was attributable to an increase of approximately $0.5 million in the industrial and rental fleet management gross profit to $1.6 million in 2016 from $1.1 million in 2015 and a decrease in the transportation asset management gross profit of approximately $0.1 million to $0.5 million in 2016 from $0.6 million in 2015. As a percentage of product revenues, gross profit increased to 33.4% in 2016 from 24.0% in 2015. The increase in gross profit as a percentage of product revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 36.4% in 2016 from 30.3% in 2015, which was principally due to improved customer pricing. The transportation asset management product revenue gross profit percentage increased to 26.0% in 2016 from 17.2% in 2015 principally from a decrease in spare parts sales which have a lower gross margin.

Cost of services decreased by approximately $0.9 million, or 43.9%, to $1.1 million in the three months ended March 31, 2016 from $1.9 million in the same period in 2015. Gross profit for services was $3.1 million in 2016 compared to $2.3 million in 2015. The increase in gross profit was attributable to an increase of approximately $0.9 million in the industrial and rental fleet management gross profit to $1.4 million in 2016 from $0.6 million in 2015 and a decrease in the transportation asset management gross profit of approximately $0.1 million to $1.6 million in 2016 from $1.7 million in 2015. As a percentage of service revenues, gross profit increased to 73.9% in 2016 from 54.1% in 2015 The increase in gross profit as a percentage of service revenue was principally due to an increase in the industrial and rental fleet management gross profit percentage to 76.4% in 2016 from 36.2% in 2015 and an increase in the transportation asset management gross profit percentage to 72.0% in 2016 from 64.7% in 2015. The increase in the industrial and rental fleet management gross profit margin was principally due to a decrease in installation expenses. The increase in transportation asset management gross profit margin was principally due to a decrease in communication expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by approximately $2.0 million, or 29.3%, to approximately $4.8 million in the three months ended March 31, 2016 compared to $6.8 million in the same period in 2015, principally from a decrease of approximately $0.5 million in payroll-related expenses due to an decrease in the number of employees and a $0.6 million decrease in professional fees from an unconsummated strategic initiative in 2015. As a percentage of revenues, selling, general and administrative expenses decreased to 45.7% in the three months ended March 31, 2016 from 60.9% in the same period in 2015, primarily due to the decrease in expenses noted above.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by approximately $0.1 million, or 8.1%, to approximately $1.1 million in the three months ended March 31, 2016 compared to $1.2 million in the same period in 2015 principally due to a decrease in consulting expenses. As a percentage of revenues, research and development expenses decreased to 10.8% in the three months ended March 31, 2016 from 11.1% in the same period in 2015, primarily due to the decrease in expenses noted above.

INTEREST INCOME, NET. Interest income decreased by $67,000, or 77.0%, to $20,000 in the three months ended March 31, 2016 from $87,000 in the same period in 2015 principally due to an increase in interest expense from the revolving credit facility.

NET LOSS. Net loss was $0.7 million, or $(0.05) per basic and diluted share, for the three months ended March 31, 2016 as compared to net loss of $3.9 million, or $(0.32) per basic and diluted share, for the same period in 2015. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of March 31, 2016, we had cash, cash equivalents and marketable securities of $6.1 million and working capital of $13.6 million, compared to cash, cash equivalents and marketable securities of $6.4 million and working capital of $14.1 million as of December 31, 2015.

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

Capital Requirements

As of March 31, 2016, we had cash, cash equivalents and marketable securities of $6.1 million, working capital of $13.6 million and no debt. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments. To date, the Company has not generated sufficient revenue solely from operating activities to fund its operations.

We believe our available working capital, anticipated level of future revenues from the refocused go-to market strategy focused on large enterprise customers and reducing inventory, cost savings from the July 2015 decrease in headcount, the expected cash flows from operations and available borrowings under the revolving credit facility will provide sufficient funds to cover our capital requirements for at least the next twelve months.

On December 18, 2015 (the “Closing Date”), the Company and AI (collectively, the “Loan Parties”) entered into a loan and security agreement (the “Revolver”) with Siena Lending Group LLC. As of March 31, 2016, there were no borrowings outstanding under the Revolver.

The Revolver provides a revolving credit facility in an aggregate principal amount of up to $7.5 million and a maturity date of December 18, 2017 (which date may be accelerated in certain cases). Outstanding indebtedness under the Revolver may be voluntarily prepaid at any time, in whole or in part, subject to payment of an early termination premium equal to (i) 3% of the amount of such prepayment if prepayment occurs on or before December 18, 2016, or (ii) 1.5% of the amount of such prepayment if prepayment occurs after December 18, 2016 but on or before June 18, 2017, but no early termination premium is payable if prepayment occur after June 18, 2017. In addition, no early termination premium is payable if the Revolver is refinanced with Bank of America, N.A. The Company intends to use borrowings under the Revolver for a variety of purposes, including working capital and general corporate purposes.

The Company has an available borrowing base subject to reserves established at the lender’s discretion of 85% of Eligible Accounts (as defined in the Revolver) and 75% of Eligible Lease Receivables (as defined in the Revolver) up to $7.5 million under the Revolver. Eligible Accounts and Eligible Lease Receivables do not include certain receivables deemed ineligible by the lender.

Borrowings under the Revolver bear interest at a rate equal to the sum of 2.00% per annum plus the base rate as it is defined in the loan and security agreement governing the Revolver (the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) 3.25%). In addition, the Company is charged an unused line fee equal to 0.50% per annum on unused amounts of the revolving credit facility and a minimum borrowing fee equal to the excess, if any, of (i) interest which would have been payable in respect of each month if, at all time during such month, the principal balance of the Revolving Loans (as defined in the Revolver) was equal to $2,000,000 over (ii) the actual interest payable in respect of such month on the Revolving Loans.

The Loan Parties guarantee the payment obligations under the Revolver. Any borrowings are further secured by (i) certain equity interests owned or held by the Loan Parties and 65% of the voting stock of all present and future foreign subsidiaries of the Loan Parties and (ii) substantially all of the tangible and intangible personal property and assets of the Loan Parties.

The Revolver contains a financial covenant regarding liquidity which requires the Loan Parties to maintain a minimum liquidity of (a) $3,500,000 from the Closing Date through and including January 31, 2016 and (b) $4,000,000 on February 1, 2016 or at any time thereafter. The Revolver also includes customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, ability to amend our organizational documents. Any failure to comply with such covenants could lead to an acceleration of our obligations under the Revolver. The Company is in compliance with the covenants under the Revolver as of March 31, 2016.

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

Operating Activities

Net cash used in operating activities was $0.1 million for the three-month period ended March 31, 2016, compared to net cash used in operating activities of $1.9 million for the same period in 2015. The net cash used in operating activities for the three-month period ended March 31, 2016 reflects a net loss of $0.7 million and includes non-cash charges of $0.5 million for stock-based compensation and $0.2 million for depreciation and amortization expense. Changes in working capital items included:

●	an increase in accounts receivable of $0.4 million;

●	a decrease in inventory of $1.6 million;

●	an increase in deferred costs of $0.4 million;

●	an increase in deferred revenue of $0.4 million; and

●	a decrease in accounts payable and accrued expenses of $1.5 million, primarily due to the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities was $0.2 million for three-month period ended March 31, 2016, compared to net cash used in investing activities of $0.7 million for the same period in 2015. The change from the same period in 2015 was primarily due to a decrease in expenditures for fixed assets and website development costs of $0.5 million from 2015.

Financing Activities

Net cash provided by financing activities was $1,000 for the three-month period ended March 31, 2016, compared to net cash provided by financing activities of $116,000 for the same period in 2015. The change from the same period in 2015 was primarily due to a decrease in proceeds from the exercise of stock options of $154,000 from 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2016, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of March 31, 2016, we had cash, cash equivalents and marketable securities of $6.1 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of March 31, 2016, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

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

As of March 31, 2016, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

We reviewed our internal control over financial reporting at March 31, 2016. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of May 16, 2016, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part 1, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended March 31, 2016, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended March 31, 2016. As the table indicates, the Company did not make any share repurchases under the share repurchase program during the quarterly period ended March 31, 2016.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2016 - January 31, 2016	2,000	(1)	$4.56	-	$1,660,000
February 1, 2016 - February 29, 2016	-		-	-	1,660,000
March 1, 2016 - March 31, 2016	13,000	(2)	$4.37	-	1,660,000

Total	15,000		$4.39	-	$1,660,000

(1) Includes 2,000 shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during January 2016.

(2) Includes 13,000 shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during March 2016.

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

I.D. SYSTEMS, INC.

Date: May 16, 2016	By:	/s/ Kenneth S. Ehrman
Kenneth S. Ehrman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Ned Mavrommatis
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

