Form 10-Q
period 2016-09-30
ID SYSTEMS INC
filed 2016-11-14
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on November 8, 2016 was 13,753,500.

INDEX

I.D. Systems, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2015*	September 30, 2016
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,489,000	$3,597,000
Restricted cash	304,000	304,000
Investments - short term	259,000	206,000
Accounts receivable, net of allowance for doubtful accounts of $1,512,000 and $605,000 in 2015 and 2016, respectively	10,901,000	8,854,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2015 and 2016	1,950,000	1,886,000
Inventory, net	7,152,000	6,062,000
Deferred costs - current	3,310,000	3,548,000
Prepaid expenses and other current assets	2,263,000	2,392,000

Total current assets	30,628,000	26,849,000

Investments - long term	1,339,000	1,408,000
Financing receivables - less current portion	3,078,000	2,707,000
Deferred costs - less current portion	3,320,000	5,520,000
Fixed assets, net	3,119,000	3,088,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	842,000	740,000
Other assets	265,000	229,000

	$44,428,000	$42,378,000

LIABILITIES
Current liabilities:
Short-term borrowings	$—	$586,000
Accounts payable and accrued expenses	9,173,000	7,722,000
Deferred revenue - current	7,383,000	6,859,000

Total current liabilities	16,556,000	15,167,000

Deferred rent	361,000	380,000
Deferred revenue - less current portion	6,941,000	9,134,000

	23,858,000	24,681,000
Commitments and Contingencies (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	—	—
Common stock; authorized 50,000,000 shares, $0.01 par value; 14,211,000 and 14,571,000 shares issued at December 31, 2015 and September 30, 2016, respectively; shares outstanding, 13,467,000 and 13,766,000 at December 31, 2015 and September 30, 2016, respectively	129,000	129,000
Additional paid-in capital	110,116,000	111,635,000
Accumulated deficit	(85,128,000)	(89,415,000)
Accumulated other comprehensive loss	(500,000)	(312,000)
Treasury stock; 744,000 and 805,000 common shares at cost at December 31, 2015 and September 30, 2016, respectively	(4,047,000)	(4,340,000)

Total stockholders’ equity	20,570,000	17,697,000
Total liabilities and stockholders’ equity	$44,428,000	$42,378,000

*Derived from audited balance sheet as of December 31, 2015.

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Revenue:
Products	$6,947,000	$4,561,000	$18,811,000	$15,761,000
Services	3,634,000	3,654,000	12,816,000	11,835,000

	10,581,000	8,215,000	31,627,000	27,596,000
Cost of revenue:
Cost of products	4,929,000	3,018,000	13,643,000	10,346,000
Cost of services	1,296,000	1,195,000	5,554,000	3,325,000

	6,225,000	4,213,000	19,197,000	13,671,000

Gross profit	4,356,000	4,002,000	12,430,000	13,925,000

Operating expenses:
Selling, general and administrative expenses	5,207,000	4,984,000	18,201,000	14,789,000
Research and development expenses	1,114,000	1,098,000	3,463,000	3,420,000

	6,321,000	6,082,000	21,664,000	18,209,000

Loss from operations	(1,965,000)	(2,080,000)	(9,234,000)	(4,284,000)
Interest income	85,000	65,000	264,000	218,000
Interest expense	—	(78,000)	—	(222,000)
Other income, net	(15,000)	1,000	(12,000)	1,000

Net loss	$(1,895,000)	$(2,092,000)	$(8,982,000)	$(4,287,000)

Net loss per share - basic and diluted	$(0.15)	$(0.16)	$(0.72)	$(0.33)

Weighted average common shares outstanding -basic and diluted	12,768,000	13,004,000	12,523,000	12,946,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016

Net loss	$(1,895,000)	$(2,092,000)	$(8,982,000)	$(4,287,000)

Other comprehensive (loss) income, net:

Unrealized (loss) gain on investments	(5,000)	4,000	(20,000)	8,000

Reclassification of net realized investment losses included in net loss	17,000	—	44,000	—

Foreign currency translation adjustment	141,000	(13,000)	—	180,000

Total other comprehensive income (loss)	153,000	(9,000)	24,000	188,000

Comprehensive loss	$(1,742,000)	$(2,101,000)	$(8,958,000)	$(4,099,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity

Balance at December 31, 2015	14,211,000	$129,000	$110,116,000	$(85,128,000)	$(500,000)	$(4,047,000)	$20,570,000

Net loss	—	—	—	(4,287,000)	—	—	(4,287,000)
Foreign currency translation adjustment	—	—	—	—	180,000	—	180,000
Unrealized gain on investments	—	—	—	—	8,000	—	8,000

Shares issued pursuant to exercise of stock options	6,000	—	20,000				20,000
Issuance of restricted stock	383,000	—	—	—	—	—	—

Shares withheld pursuant to exercise of stock options and restricted stock	—	—	—	—	—	(293,000)	(293,000)
Forfeiture of restricted shares	(29,000)
Stock based compensation - restricted stock	—	—	904,000	—	—	—	904,000

Stock based compensation - options and performance shares	—	—	595,000	—	—	—	595,000

Balance at September 30, 2016	14,571,000	$129,000	$111,635,000	$(89,415,000)	$(312,000)	$(4,340,000)	$17,697,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities:

Net loss	$(8,982,000)	$(4,287,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	347,000	48,000
Stock-based compensation expense	1,233,000	1,499,000
Depreciation and amortization	557,000	522,000
Inventory reserve	186,000	160,000
Other non-cash items	27,000	21,000
Changes in:
Accounts receivable	1,604,000	1,996,000
Financing receivables	932,000	435,000
Inventory	(1,137,000)	930,000
Prepaid expenses and other assets	(478,000)	(93,000)
Deferred costs	(903,000)	(2,438,000)
Deferred revenue	(410,000)	1,669,000
Accounts payable and accrued expenses	(523,000)	(1,744,000)
Net cash used in operating activities	(7,547,000)	(1,282,000)
Cash flows from investing activities:
Expenditures for fixed assets including website development costs	(1,871,000)	(389,000)
Purchase of investments	(2,524,000)	(768,000)
Proceeds from the sale and maturities of investments	8,258,000	758,000
Net cash provided by (used in) investing activities	3,863,000	(399,000)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	1,900,000
Repayments under revolving credit facility	—	(1,314,000)
Principal payments of capital lease obligation	(121,000)	—
Proceeds from exercise of stock options	1,965,000	20,000
Net cash provided by financing activities	1,844,000	606,000
Effect of foreign exchange rate changes on cash and cash equivalents	182,000	183,000
Net decrease in cash and cash equivalents	(1,658,000)	(892,000)
Cash and cash equivalents - beginning of period	5,974,000	4,489,000
Cash and cash equivalents - end of period	$4,316,000	$3,597,000
Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	—	—
Interest	11,000	134,000
Noncash activities:
Unrealized gain on investments	$24,000	$8,000
Shares withheld pursuant to stock issuance	$455,000	$293,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“IDS GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“IDS Ltd”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2016, the consolidated results of its operations for the three-month and nine-month periods ended September 30, 2015 and 2016, the consolidated change in stockholders’ equity for the nine-month period ended September 30, 2016 and the consolidated cash flows for the nine-month periods ended September 30, 2015 and 2016. The results of operations for the nine-month period ended September 30, 2016 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year then ended.

As of September 30, 2016, the Company had cash, cash equivalents and marketable securities of $5.5 million and working capital of $11.7 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments. To date, the Company has not generated sufficient cash flow solely from operating activities to fund its operations.

We believe our available working capital, anticipated level of future revenues from the direct sales strategy which focuses on large enterprise customers and reducing inventory, expected cost savings from expense reduction initiatives implemented in the fourth quarter of 2016, the expected cash flows from operations and available borrowings under the revolving credit facility will provide sufficient funds to cover our capital requirements for at least the next twelve months.

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

NOTE 4 - INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, corporate bonds, common stock and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of September 30, 2015 and 2016, all of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three- and nine-month periods ended September 30, 2015, the Company reported unrealized losses of $(5,000) and $(20,000), respectively, and for the three- and nine-month periods ended September 30, 2016, the Company reported unrealized gains of $4,000 and $8,000, respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and common stock. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment in debt securities designated as available for sale classified by the contractual maturity date of the security as of September 30, 2016:

Fair Value

Due within one year	$155,000
Due one year through three years	1,225,000
Due after three years	183,000

$1,563,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2015 and September 30, 2016 are as follows:

		Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$80,000	—	—	$80,000
Government agency bonds	50,000	—	—	50,000
Corporate bonds and commercial paper	25,000	—	—	25,000
Common stock	49,000	2,000	—	51,000

Total investments - short term	204,000	2,000	—	206,000

Investments - long term
Available for sale
U.S. Treasury Notes	944,000	4,000	—	948,000
Government agency bonds	100,000	—	—	100,000
Corporate bonds and commercial paper	358,000	2,000	—	360,000

Total investments - long term	1,402,000	6,000	—	1,408,000

Total investments	$1,606,000	$8,000	$—	$1,614,000

		Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gain	Loss	Value
Investments - short term
Available for sale
Corporate bonds and commercial paper	$101,000	—	—	$101,000
U.S. Treasury Notes	100,000	—	—	100,000
Common stock	49,000	9,000	—	58,000

Total investments - short term	250,000	9,000	—	259,000

Marketable securities - long term
Available for sale
U.S. Treasury Notes	915,000	—	(6,000)	909,000
Government agency bonds	150,000	—	(1,000)	149,000
Corporate bonds and commercial paper	283,000	—	(2,000)	281,000

Total investments - long term	1,348,000	—	(9,000)	1,339,000

Total investments	$1,598,000	$9,000	$(9,000)	$1,598,000

The Company utilizes a fair value hiearchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

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

As of December 31, 2015 and September 30, 2016, all of the Company’s investments are classified as Level 1 fair value measurements.

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

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The Company amortized and recognized $1,273,000 and $3,401,000 during the three- and nine-month periods ended September 30, 2015, respectively, and $1,282,000 and $3,887,000 during the three- and nine-month periods ended September 30, 2016, respectively.

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

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2015 and September 30, 2016, unbilled receivables were $-0-.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the Condensed Consolidated Statements of Operations.

In April 2015, the Company entered into a development project with Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group. The Company recognized revenue of $-0- and $750,000 during the three- and nine-month periods ended September 30, 2015, respectively, and $-0- and $255,000 during the three- and nine-month periods ended September 30, 2016, respectively, from the completion of milestones in accordance with the milestone method of revenue recognition. Milestone payments are recognized as revenue upon achievement of the milestone only if the following conditions are met: (i) there is substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (ii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iii) the milestone relates solely to past performance; and (iv) be reasonable in relation to the effort expended to achieve the milestone.

Deferred revenue consists of the following:

	December 31, 2015	September 30, 2016
		(Unaudited)

Deferred activation fees	$466,000	$419,000
Deferred revenue	489,000	37,000
Deferred maintenance and hosting revenue	3,377,000	3,307,000
Deferred remote asset management product revenue	9,992,000	12,230,000

	14,324,000	15,993,000
Less: Current portion	7,383,000	6,859,000

Deferred revenue - less current portion	$6,941,000	$9,134,000

NOTE 6 - FINANCING RECEIVABLES

Financing receivables include notes and sales-type lease receivables from the sale of the Company’s products and services. Financing receivables consist of the following:

	December 31, 2015	September 30, 2016
		(Unaudited)

Notes receivable	$1,000	$—
Present value of sales-type lease receivable	5,027,000	4,593,000
	5,028,000	4,593,000

Less: Current portion
Notes receivable	1,000	—
Present value of sales-type lease receivable	1,949,000	1,886,000
	1,950,000	1,886,000

Financing receivables - less current portion	$3,078,000	$2,707,000

Notes receivable relate to product financing arrangements that exceed one year and bear interest at approximately 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. There were no sales of notes receivable during the three- and nine-month periods ended September 30, 2015 and 2016.

The present value of net investment in sales-type lease receivable is principally for three to five-year leases of the Company’s products and is reflected net of unearned income of $442,000 and $380,000 at December 31, 2015 and September 30, 2016, respectively, discounted at 1% - 26%.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of September 30, 2016 are as follows:

Year ending December 31:

October - December 2016	$502,000
2017	1,783,000
2018	1,205,000
2019	640,000
2020	389,000
Thereafter	74,000

4,593,000
Less: Current portion	1,886,000

Sales-type lease receivable - less current portion	$2,707,000

The allowance for doubtful accounts represents the Company’s best estimate of the amount of credit losses in the Company’s existing notes and sales-type lease receivable. The allowance for doubtful accounts is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers its customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the three- and nine-month-periods ended September 30, 2015 and 2016. The Company does not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes or leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest when it is probable that the Company will collect the remaining principal and interest of an impaired note or lease. Notes and leases become past due based on how recently payments have been received.

NOTE 7 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $374,000 at December 31, 2015, and $432,000 at September 30, 2016.

Inventories consist of the following:

	December 31, 2015	September 30, 2016
		(Unaudited)

Components	$2,762,000	$2,890,000
Finished goods	4,390,000	3,172,000

	$7,152,000	$6,062,000

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2015	September 30, 2016
		(Unaudited)

Equipment	$1,659,000	$1,673,000
Computer software and website development	5,398,000	5,763,000
Computer hardware	2,751,000	2,761,000
Furniture and fixtures	401,000	401,000
Automobiles	60,000	60,000
Leasehold improvements	181,000	181,000

	10,450,000	10,839,000
Accumulated depreciation and amortization	(7,331,000)	(7,751,000)

	$3,119,000	$3,088,000

As of December 31, 2015 and September 30, 2016, the Company had expenditures of approximately $1,909,000 and $1,824,000, respectively, for computer software and website development which had not been placed in service. Depreciation expense is not recorded for such assets until they are placed in service.

Depreciation and amortization expense for the three- and nine-month periods ended September 30, 2015 was $130,000 and $456,000, respectively, and for the three- and nine-month periods ended September 30, 2016 was $134,000 and $420,000, respectively. This includes amortization of costs associated with computer software and website development for the three- and nine-month periods ended September 30, 2015 of $29,000 and $129,000, respectively, and for the three- and nine-month periods ended September 30, 2016 of $41,000 and $128,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Enterprise Resource Planning (ERP) software, enhancements to the VeriWiseTM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $1,601,000 and $366,000 for such projects for the nine-month periods ended September 30, 2015 and 2016, respectively.

NOTE 9 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company, which include identifiable intangible assets from the acquisition of IDS Ltd, PowerKey (the industrial vehicle monitoring products division of International Electronics, Inc. acquired by the Company in 2008) and AI as of December 31, 2015 and September 30, 2016:

September 30, 2016	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(914,000)	$575,000

Unamortized:
Customer list		104,000	—	104,000
Trademark and Tradename		61,000	—	61,000

		165,000	—	165,000

Total		$1,654,000	$(914,000)	$740,000

December 31, 2015	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(812,000)	$677,000

Unamortized:
Customer list		104,000	—	104,000
Trademark and Tradename		61,000	—	61,000

		165,000	—	165,000

Total		$1,654,000	$(812,000)	$842,000

Amortization expense for the three- and nine-month periods ended September 30, 2015 was $33,000 and $101,000, respectively, and for the three- and nine-month periods ended September 30, 2016 was $34,000 and $102,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

October - December 2016	$34,000
2017	135,000
2018	135,000
2019	135,000
2020	135,000

There have been no changes in the carrying amount of goodwill from January 1, 2016 to September 30, 2016.

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

The Company recognizes all employee share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $65,000 and $221,000, respectively, for the three- and nine-month periods ended September 30, 2015 and $60,000 and $221,000, respectively, for the three- and nine-month periods ended September 30, 2016, in connection with awards made under the stock option plans.

The following table summarizes the activity relating to the Company’s stock options for the nine-month period ended September 30, 2016:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	1,212,000	$6.94
Granted	150,000	4.37
Exercised	(6,000)	3.29
Forfeited or expired	(211,000)	15.05

Outstanding at end of period	1,145,000	$5.12	6 years	$503,000

Exercisable at end of period	832,000	$5.16	5 years	$417,000

There were no stock options issued during the nine-month period ended September 30, 2015. The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	September 30,
	2015	2016

Expected volatility	—	45.5%
Expected life of options (in years)	—	4
Risk free interest rate	—	1.2%
Dividend yield	—	0%
Weighted average fair value of options granted during the period	$—	$1.60

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the nine-month periods ended September 30, 2015 and 2016 was $497,000 and $237,000, respectively. The total intrinsic value of options exercised during the nine-month periods ended September 30, 2015 and 2016 was $1,522,000 and $11,000, respectively.

As of September 30, 2016, there was approximately $474,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.31 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the nine-month period ended September 30, 2016 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Restricted stock, non-vested, beginning of year	575,000	$5.79
Granted	88,000	4.30
Vested	(255,000)	5.30
Forfeited	(8,000)	6.03

Restricted stock, non-vested, end of period	400,000	$5.76

The Company recorded stock-based compensation expense of $401,000 and $1,010,000, respectively, for the three- and nine-month periods ended September 30, 2015 and $288,000 and $904,000, respectively, for the three- and nine-month periods ended September 30, 2016, in connection with restricted stock grants. As of September 30, 2016, there was $1,906,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.42 years.

Performance Shares

In January 2016, the Company granted performance shares to employees pursuant to the 2015 Equity Compensation Plan. The shares are unvested at the time of grant and, upon vesting, there are no contractual restrictions on the shares. The vesting of the shares is subject to the achievement of performance goals during a two-year period from the date of issuance, with the ability to achieve prorated vesting of the shares during interim annual measurement periods. If the performance goals are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance goals are met, then the shares will be issued to the employees. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested performance shares for the nine-month period ended September 30, 2016 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Performance shares, non-vested, beginning of year	—	—
Granted	295,000	$4.07
Vested	—	—
Forfeited	(19,000)	4.07

Performance shares, non-vested, end of period	276,000	$4.07

Stock-based compensation expense related to performance shares for the three-and nine-month periods ended September 30, 2015 was insignificant. The Company recorded stock-based compensation expense of $124,000 and $374,000, respectively, for the three- and nine-month periods ended September 30, 2016, in connection with the performance share grants. As of September 30, 2016, there was $693,000 of total unrecognized compensation cost related to non-vested performance shares. That cost is expected to be recognized over a weighted-average period of 1.30 years.

NOTE 11 - STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains or losses on available-for-sale investments and foreign currency translation gains and losses. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets.

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2016 are as follows:

		Unrealized		Accumulated
	Foreign	gain (losses)		other
	currency	on		comprehensive
	items	investments		income

Balance at January 1, 2016	$(500,000)	$—	$	$(500,000)
Net current period change	180,000	8,000		188,000

Balance at September 30, 2016	$(320,000)	$8,000		$(312,000)

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2015 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2015	$(360,000)	$(15,000)	$(375,000)
Net current period change	—	24,000	24,000

Balance at September 30, 2015	$(360,000)	$9,000	$(351,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income or loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation (losses) gains of $-0- and $180,000 for the nine-month periods ended September 30, 2015 and 2016, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity. Effective December 1, 2015, the intercompany transactions with IDS GmbH are not considered of a long-term investment nature and the effect of the exchange rate changes on the intercompany transactions are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions gains (losses) for the three- and nine-month periods ended September 30, 2015 of $(2,000) and $(56,000), respectively, and for the three- and nine-month periods ended September 30, 2016 of $(41,000) and $(164,000) respectively, are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Shares Withheld

During the nine-month periods ended September 30, 2015 and 2016, 75,000 and 61,000 shares, respectively, of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $455,000 and $293,000, respectively.

NOTE 12 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three- and nine-month periods ended September 30, 2015 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Basic and diluted loss per share
Net loss	$(1,895,000)	$(2,092,000)	$(8,982,000)	$(4,287,000)

Weighted-average shares outstanding	12,768,000	13,004,000	12,523,000	12,946,000

Basic and diluted net loss per share	$(0.15)	$(0.16)	$(0.72)	$(0.33)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and unvested restricted stock and performance shares awards. For the three- and nine-month periods ended September 30, 2015, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 1,949,000 would have been anti-dilutive. For the three- and nine-month periods ended September 30, 2016, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options and vesting of restricted stock and performance shares of 1,821,000 would have been anti-dilutive.

NOTE 13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2015	September 30, 2016
		(Unaudited)

Accounts payable	$8,026,000	$6,871,000
Accrued warranty	614,000	508,000
Accrued compensation	418,000	289,000
Other current liabilities	115,000	54,000

	$9,173,000	$7,722,000

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2015 and September 30, 2016.

The following table summarizes warranty activity for the nine-month periods ended September 30, 2015 and 2016:

	Nine Months Ended September 30,
	2015	2016

Accrued warranty reserve, beginning of period	$942,000	$614,000
Accrual for product warranties issued	371,000	387,000
Product replacements and other warranty expenditures	(162,000)	(245,000)
Expiration of warranties	(644,000)	(248,000)

Accrued warranty reserve, end of period	$507,000	$508,000

NOTE 14 - REVOLVING CREDIT FACILITY

On December 18, 2015 (the “Closing Date”), the Company and AI (collectively, the “Loan Parties”) entered into a loan and security agreement (the “Revolver”) with Siena Lending Group LLC. As of September 30, 2016, the Company had $586,000 outstanding under the Revolver.

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

The Revolver contains a financial covenant regarding liquidity which requires the Loan Parties to maintain a minimum liquidity of (a) $3,500,000 from the Closing Date through and including January 31, 2016 and (b) $4,000,000 on February 1, 2016 or at any time thereafter. The Revolver also includes customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, ability to amend our organizational documents. Any failure to comply with such covenants could lead to an acceleration of our obligations under the Revolver. The Company is in compliance with the covenants under the Revolver as of September 30, 2016.

NOTE 15 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of September 30, 2016, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

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

NOTE 17 - CONCENTRATION OF CUSTOMERS

For the nine-month period ended September 30, 2016 and as of September 30, 2016, one customer accounted for 18% of the Company’s revenue and 10% of the Company’s accounts receivable, respectively.

One customer accounted for 23% of the Company’s revenue during the nine-month period ended September 30, 2015. Two customers accounted for 16% and 13% of the Company’s accounts receivable as of September 30, 2015. One customer accounted for 12% of financing receivables as of September 30, 2015.

NOTE 18 - STOCK REPURCHASE PROGRAM

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the nine-month period ended September 30, 2016. As of September 30, 2016, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

NOTE 19 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, IDS GmbH, and United Kingdom subsidiary, IDS Ltd, are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for IDS GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Net revenue	$157,000	$311,000	$1,032,000	$1,779,000

Net income (loss)	(209,000)	41,000	(245,000	590,000

Total assets of IDS GmbH were $2,549,000 and $1,356,000 as of December 31, 2015 and September 30, 2016, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Net revenue	$89,000	$70,000	$374,000	$211,000

Net loss	(120,000)	(104,000)	(199,000)	(368,000)

Total assets of IDS Ltd were $1,317,000 and $1,111,000 as of December 31, 2015 and September 30, 2016, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

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

NOTE 21 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This update standard is effective for fiscal years beginning after December 15, 2019. We do not expect the impact of adopting this standard to have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation” (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of assessing the impact of the ASU on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2019. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

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

Risks to Our Business

During the nine-month period ended September 30, 2016, we generated revenues of $27.6 million, and Wal-Mart Stores, Inc. accounted for 18% of our revenues. During the nine-month period ended September 30, 2015, we generated revenues of $31.6 million, and Wal-Mart Stores, Inc. accounted for 23% of our revenues.

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

As of September 30, 2016, we had cash, cash equivalents and marketable securities of $5.5 million and working capital of $11.7 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments. To date, the Company has not generated sufficient cash flow solely from operating activities to fund its operations.

We believe our available working capital, anticipated level of future revenues from the direct sales strategy which focuses on large enterprise customers and reducing inventory, expected cost savings from expense reduction initiatives implemented in the fourth quarter of 2016, the expected cash flows from operations and available borrowings under the revolving credit facility will provide sufficient funds to cover our capital requirements for at least the next twelve months. As of September 30, 2016, there was $586,000 outstanding under the Revolver.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies

For the nine-month period ended September 30, 2016, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Revenue:
Products	65.7%	55.5%	59.5%	57.1%
Services	34.3	44.5	40.5	42.9

	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of products	46.6	36.7	43.1	37.5
Cost of services	12.2	14.5	17.6	12.0

Total gross profit	41.2	48.8	39.3	50.5

Operating expenses:
Selling, general and administrative expenses	49.2	60.7	57.5	53.6
Research and development expenses	10.5	13.4	10.9	12.4
	59.7	74.1	68.4	66.0

Loss from operations	(18.5)	(25.3)	(29.1)	(15.5)
Interest income	0.8	0.8	0.8	0.8
Interest expense	-	(0.9)	-	(0.8)
Other income	(0.1)	-	-	-

Net loss	(17.8)%	(25.4)%	(28.3)%	(15.5)%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2015	2016
Product revenue:
Industrial and rental fleet management	$3,516,000	$2,826,000
Transportation asset management	3,431,000	1,735,000
	6,947,000	4,561,000

Services revenue:
Industrial and rental fleet management	1,365,000	1,424,000
Transportation asset management	2,269,000	2,230,000
	3,634,000	3,654,000

	$10,581,000	$8,215,000

REVENUES. Revenues decreased by approximately $2.4 million, or 22.4%, to $8.2 million in the three months ended September 30, 2016 from $10.6 million in the same period in 2015. The decrease in revenue is attributable to a decrease in total transportation asset management revenue of approximately $1.7 million to $4.0 million in 2016 from $5.7 million in 2015 and a decrease in total industrial and rental fleet management revenue of approximately $0.6 million to $4.3 million in 2016 from $4.9 million in 2015.

Revenues from products decreased by approximately $2.4 million, or 34.3%, to $4.6 million in the three months ended September 30, 2016 from $6.9 million in the same period in 2015. Industrial and rental fleet management product revenue decreased by approximately $0.7 million to $2.8 million in 2016 from $3.5 million in 2015 principally due to decreased product sales to The Procter & Gamble Company. Transportation asset management product revenue decreased by approximately $1.7 million to $1.7 million in 2016 from $3.4 million in 2015 principally due to decreased spare parts sales to Wal-Mart Stores, Inc.

Revenues from services of approximately $3.7 million in the three months ended September 30, 2016 remained generally consistent with service revenue of $3.6 million in the same period in 2015. Industrial and rental fleet management service revenue of approximately $1.4 million in 2016 remained generally consistent with service revenue in 2015. Transportation asset management service revenue of approximately $2.2 million in 2016 remained generally consistent with service revenue of $2.3 million in 2015.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2015	2016
Cost of products:
Industrial and rental fleet management	$2,338,000	$1,640,000
Transportation asset management	2,591,000	1,378,000
	4,929,000	3,018,000

Cost of services:
Industrial and rental fleet management	605,000	560,000
Transportation asset management	691,000	635,000
	1,296,000	1,195,000

	$6,225,000	$4,213,000

COST OF REVENUES. Cost of revenues decreased by approximately $2.0 million, or 32.3%, to $4.2 million in the three months ended September 30, 2016 from $6.2 million for the same period in 2015. The decrease is principally attributable to decreases in cost of products and services in 2016. Gross profit was $4.0 million in three months ended September 30, 2016 compared to $4.4 million for the same period in 2015. As a percentage of revenues, gross profit increased to 48.8% in 2016 from 41.2% in 2015.

Cost of products decreased by approximately $1.9 million, or 38.8%, to $3.0 million in the three months ended September 30, 2016 from $4.9 million in the same period in 2015. Gross profit for products was $1.5 million in 2016 compared to $2.0 million in 2015. The decrease in gross profit was attributable to a decrease of approximately $0.5 million in the transportation asset management gross profit to $0.4 million in 2016 from $0.8 million in 2015. The industrial and rental fleet management gross profit of approximately $1.2 million in 2016 remained generally consistent with the product gross margin in 2015. As a percentage of product revenues, gross profit increased to 33.8% in 2016 from 29.0%in 2015. The increase in gross profit as a percentage of product revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 42.0% in 2016 from 33.5% in 2015, which was principally due to improved customer pricing. The transportation asset management product revenue gross profit percentage decreased to 20.6% in 2016 from 24.5% in 2015 principally due to an increase in production expenses.

Cost of services decreased by approximately $0.1 million, or 7.8%, to $1.2 million in the three months ended September 30, 2016 from $1.3 million in the same period in 2015. Gross profit for services was $2.5 million in 2016 compared to $2.3 million in 2015. The increase in gross profit was attributable to an increase of approximately $0.1 million in the industrial and rental fleet management gross profit to $0.9 million in 2016 from $0.8 million in 2015. The transportation asset management gross profit of approximately $1.6 million in 2016 remained generally consistent with the service gross margin in 2015. As a percentage of service revenues, gross profit increased to 67.3% in 2016 from 64.3% in 2015. The increase in gross profit as a percentage of service revenue was principally due to an increase in the industrial and rental fleet management gross profit percentage to 60.7% in 2016 from 55.7% in 2015 and an increase in the transportation asset management gross profit percentage to 71.5% in 2016 from 69.5% in 2015. The increase in the industrial and rental fleet management gross profit margin was principally due to a decrease in installation expenses. The increase in transportation asset management gross profit margin was principally due to a decrease in communication expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by approximately $0.2 million, or 4.3%, to approximately $5.0 million in the three months ended September 30, 2016 compared to $5.2 million in the same period in 2015, principally from the reduction in workforce and other cost-cutting measures implemented in the second half of 2015. As a percentage of revenues, selling, general and administrative expenses increased to 60.7% in the three months ended September 30, 2016 from 49.2% in the same period in 2015, primarily due to the decrease in revenues from 2015 to 2016.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of approximately $1.1 million in the three months ended September 30, 2016 remained generally consistent with research and development expenses in the same period in 2015. As a percentage of revenues, research and development expenses increased to 13.4% in the three months ended September 30, 2016 from 10.5% in the same period in 2015, primarily due to the decrease in revenues from 2015 to 2016.

INTEREST EXPENSE, Interest expense increased to approximately $78,000 in the three months ended September 30, 2016 from $-0- in the same period in 2015, principally due to an increase in interest expense from the revolving credit facility.

NET LOSS. Net loss was $2.1 million, or $(0.16) per basic and diluted share, for the three months ended September 30, 2016 as compared to net loss of $1.9 million, or $(0.15) per basic and diluted share, for the same period in 2015. The increase in the net loss was due primarily to the reasons described above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth our revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2015	2016
Product revenue:
Industrial and rental fleet management	$10,165,000	$10,393,000
Transportation asset management	8,646,000	5,368,000
	18,811,000	15,761,000

Services revenue:
Industrial and rental fleet management	5,354,000	5,142,000
Transportation asset management	7,462,000	6,693,000
	12,816,000	11,835,000

	$31,627,000	$27,596,000

REVENUES. Revenues decreased by approximately $4.0 million, or 12.7%, to $27.6 million in the nine months ended September 30, 2016 from $31.6 million in the same period in 2015. The decrease in revenue is attributable to a decrease in total transportation asset management revenue of approximately $4.0 million to $12.1 million in 2016 from $16.1 million in 2015. Industrial and rental fleet management revenue of approximately $15.5 million in 2016 remained generally consistent with 2015.

Revenues from products decreased by approximately $3.1 million, or 16.2%, to $15.8 million in the nine months ended September 30, 2016 from $18.8 million in the same period in 2015. Transportation asset management product revenue decreased by approximately $3.3 million to $5.4 million in 2016 from $8.6 million in 2015. The decrease in transportation asset management product revenue resulted principally from decreased spare parts sales of approximately $2.3 million to Wal-Mart Stores, Inc. and $0.9 million to Knight Transportation Inc. Industrial and rental fleet management product revenue increased by approximately $0.2 million to $10.4 million in 2016 from $10.2 million in 2015. The increase in industrial and rental fleet management product revenue resulted principally from increased product sales of approximately $1.2 million to the Ford Motor Company partially offset by decreased product sales of approximately $0.7 million to the Raymond Corporation.

Revenues from services decreased by approximately $1.0 million, or 7.7%, to $11.8 million in the nine months ended September 30, 2016 from $12.8 million in the same period in 2015. Industrial and rental fleet management service revenue decreased by approximately $0.3 million to $5.1 million in 2016 from $5.4 million in 2015 principally due to decreased service revenue of approximately $0.5 million from Avis Budget, Inc. Transportation asset management service revenue decreased by approximately $0.8 million to $6.7 million in 2016 from $7.5 million in 2015 principally due to a decrease in the number of active units and the revenue per active unit from contract renewals.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2015	2016
Cost of products:
Industrial and rental fleet management	$6,785,000	$6,203,000
Transportation asset management	6,858,000	4,143,000
	13,643,000	10,346,000

Cost of services:
Industrial and rental fleet management	3,153,000	1,434,000
Transportation asset management	2,401,000	1,891,000
	5,554,000	3,325,000

	$19,197,000	$13,671,000

COST OF REVENUES. Cost of revenues decreased by approximately $5.5 million, or 28.8%, to $13.7 million in the nine months ended September 30, 2016 from $19.2 million for the same period in 2015. The decrease is principally attributable to decreases in cost of products and services in 2016. Gross profit was $13.9 million in the nine months ended September 30, 2016 compared to $12.4 million for the same period in 2015. As a percentage of revenues, gross profit increased to 50.5% in 2016 from 39.3% in 2015.

Cost of products decreased by approximately $3.3 million, or 24.2%, to $10.3 million in the nine months ended September 30, 2016 from $13.6 million in the same period in 2015. Gross profit for products was $5.4 million in 2016 compared to $5.2 million in 2015. The increase in gross profit was attributable to an increase of approximately $0.8 million in the industrial and rental fleet management gross profit to $4.2 million in 2016 from $3.4 million in 2015 partially offset by a decrease in the transportation asset management gross profit of approximately $0.6 million of $1.2 million in 2016 from $1.8 million in 2015. As a percentage of product revenues, gross profit increased to 34.4% in 2016 from 27.5% in 2015. The increase in gross profit as a percentage of product revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 40.3% in 2016 from 33.3% in 2015, which was principally due to improved customer pricing. The transportation asset management product revenue gross profit percentage increased to 22.8% in 2016 from 20.7% in 2015 principally from a decrease in spare parts sales which have a lower gross margin.

Cost of services decreased by approximately $2.2 million, or 40.1%, to $3.3 million in the nine months ended September 30, 2016 from $5.6 million in the same period in 2015. Gross profit for services was $8.5 million in 2016 compared to $7.3 million in 2015. The increase in gross profit was attributable to an increase of approximately $1.5 million in the industrial and rental fleet management gross profit to $3.7 million in 2016 from $2.2 million in 2015, partially offset by a decrease in the transportation asset management gross profit of approximately $0.3 million to $4.8 million in 2016 from $5.1 million in 2015. As a percentage of service revenues, gross profit increased to 71.9% in 2016 from 56.7% in 2015 The increase in gross profit as a percentage of service revenue was principally due to an increase in the industrial and rental fleet management gross profit percentage to 72.1% in 2016 from 41.1% in 2015 and an increase in the transportation asset management gross profit percentage to 71.7% in 2016 from 67.8% in 2015. The increase in the industrial and rental fleet management gross profit margin was principally due to a decrease in installation expenses. The increase in transportation asset management gross profit margin was principally due to a decrease in communication expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by approximately $3.4 million, or 18.7%, to approximately $14.8 million in the nine months ended September 30, 2016 compared to $18.2 million in the same period in 2015, principally from the reduction in workforce and other cost-cutting measures implemented in the second half of 2015 and a $0.6 million decrease in professional fees from an unconsummated strategic initiative in 2015. As a percentage of revenues, selling, general and administrative expenses decreased to 53.6% in the nine months ended September 30, 2016 from 57.5% in the same period in 2015, primarily due to the decrease in expenses noted above partially offset by the decrease in revenues from 2015 to 2016.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of approximately $3.4 million in the nine months ended September 30, 2016 remained generally consistent with research and development expenses in the same period in 2015. As a percentage of revenues, research and development expenses increased to 12.4% in the nine months ended September 30, 2016 from 10.9% in the same period in 2015, primarily due to the decrease in revenues from 2015 to 2016.

INTEREST EXPENSE. Interest expense increased to approximately $222,000 in the nine months ended September 30, 2016 from $-0- in the same period in 2015, principally due to an increase in interest expense from the revolving credit facility.

NET LOSS. Net loss was $4.3 million, or $(0.33) per basic and diluted share, for the nine months ended September 30, 2016 as compared to net loss of $9.0 million, or $(0.72) per basic and diluted share, for the same period in 2015. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of September 30, 2016, we had cash, cash equivalents and marketable securities of $5.5 million and working capital of $11.7 million, compared to cash, cash equivalents and marketable securities of $6.4 million and working capital of $14.1 million as of December 31, 2015.

Capital Requirements

As of September 30, 2016, we had cash, cash equivalents and marketable securities of $5.5 million and working capital of $11.7 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments. To date, the Company has not generated sufficient cash flow solely from operating activities to fund its operations.

We believe our available working capital, anticipated level of future revenues from the direct sales strategy which focuses on large enterprise customers and reducing inventory, expected cost savings from expense reduction initiatives implemented in the fourth quarter of 2016, the expected cash flows from operations and available borrowings under the revolving credit facility will provide sufficient funds to cover our capital requirements for at least the next twelve months.

On December 18, 2015 (the “Closing Date”), the Company and AI (collectively, the “Loan Parties”) entered into a loan and security agreement (the “Revolver”) with Siena Lending Group LLC. As of September 30, 2016, there was $586,000 outstanding under the Revolver.

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

The Revolver contains a financial covenant regarding liquidity which requires the Loan Parties to maintain a minimum liquidity of (a) $3,500,000 from the Closing Date through and including January 31, 2016 and (b) $4,000,000 on February 1, 2016 or at any time thereafter. The Revolver also includes customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, ability to amend our organizational documents. Any failure to comply with such covenants could lead to an acceleration of our obligations under the Revolver. The Company is in compliance with the covenants under the Revolver as of September 30, 2016.

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

Operating Activities

Net cash used in operating activities was $1.3 million for the nine-month period ended September 30, 2016, compared to net cash used in operating activities of $7.5 million for the same period in 2015. The net cash used in operating activities for the nine-month period ended September 30, 2016 reflects a net loss of $4.3 million and includes non-cash charges of $1.5 million for stock-based compensation and $0.5 million for depreciation and amortization expense. Changes in working capital items included:

●	a decrease in accounts receivable of $2.0 million;

●	a decrease in inventory of $0.9 million;

●	an increase in deferred revenue of $1.7 million;

●	an increase in deferred costs of $2.4 million; and

●	a decrease in accounts payable and accrued expenses of $1.7 million, primarily due to the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities was $0.4 million for the nine-month period ended September 30, 2016, compared to net cash provided by investing activities of $3.9 million for the same period in 2015. The change from the same period in 2015 was primarily due to a decrease in net proceeds from the sale and maturities of investments of $5.7 million and a decrease in expenditures for fixed assets and website development costs of $1.5 million from 2015.

Financing Activities

Net cash provided by financing activities was $0.6 million for the nine-month period ended September 30, 2016, compared to net cash provided by financing activities of $1.8 million for the same period in 2015. The change from the same period in 2015 was primarily due to a decrease in proceeds from the exercise of stock options of $2.0 million from 2015 partially offset by net borrowing of $0.6 million from the revolving credit facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2016, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from changes in interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. As of September 30, 2016, we had cash, cash equivalents and marketable securities of $5.5 million.

Our cash and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of September 30, 2016, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

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

As of September 30, 2016, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

We reviewed our internal control over financial reporting at September 30, 2016. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of November 11, 2016, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part 1, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended September 30, 2016, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended September 30, 2016. As the table indicates, the Company did not make any share repurchases under the share repurchase program during the quarterly period ended September 30, 2016.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2016 - July 31, 2016	-		-	-	$1,660,000
August 1, 2016 - August 31, 2016	-		-	-	1,660,000
September 1, 2016 - September 30, 2016	26,000	(1)	$4.98	-	1,660,000

Total	26,000		$4.98	-	$1,660,000

(1) Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during September 2016.

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

I.D. SYSTEMS, INC.

Date: November 14, 2016	By:	/s/ Kenneth S. Ehrman
Kenneth S. Ehrman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Ned Mavrommatis
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

