Form 10-K
period 2016-12-31
ID SYSTEMS INC
filed 2017-03-29
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $59.6 million.

The number of shares of the registrant’s Common Stock outstanding as of March 24, 2017, was 14,083,967 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement For the Registrant’s 2017 Annual Meeting of Stockholders	Part III

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

Note Regarding Trademarks

I.D. Systems has, or has applied for, trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, AVRAMP®, OPTI-KAN®, POWERFLEET®, SAFENAV®, POWERFLEET VISION®, POWERFLEET IQ, VERIWISE & Design®, VERIWISE IQ, and ASSET INTELLIGENCE®.

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

We have focused our business activities on three primary applications: (i) industrial fleet management, (ii) transportation asset management, and (iii) rental fleet management. Our solution for industrial fleet management allows our customers to reduce operating risks including unsafe activity, facility equipment and goods damage, operational costs and capital expenditures and to comply with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solution for transportation asset management allows our customers to increase revenue per asset deployed, reduce fleet size, and improve the monitoring and control of sensitive cargo. Our solution for rental fleet management assists rental car companies in generating higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improving customer service by expediting the rental and return processes. In addition, our wireless solution for “car sharing” enables rental car companies to establish a network of vehicles positioned strategically around cities or on corporate campuses, control vehicles remotely, manage member reservations by smart phone or Internet, and charge members for vehicle use by the hour.

To provide an even deeper layer of insights into asset operations, we have developed a cloud-based software application called I.D. Systems Analytics (“Analytics”), which is designed to provide a single, integrated view of asset activity across multiple locations, that provides enterprise-wide benchmarks and peer-industry comparisons for key performance indicators (“KPIs”) relating to the performance of managed assets. Analytics enables values for the KPIs to be calculated and used to identify cost benefit measurements which translate the KPI values into monetized metrics. We expect that our growing database from monitored assets will allow us to create industry benchmarks that can be used to tell our customers how they are performing compared to their peers. We look for Analytics, as well as the data contained therein, to make a growing contribution to revenue, further differentiate and add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve.

We sell our solutions to both executive and division-level management within the enterprise. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization. We work closely with customers to help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments. Post-implementation, we consult with our customers to further extend and customize the benefits to the enterprise by delivering enhanced analytics capabilities.

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, transportation, aviation, aerospace and defense, homeland security and vehicle rental. Based on revenues for 2016, our top customers were Wal-Mart Stores, Inc. and the Ford Motor Company.

Our Solutions

We design and implement wireless M2M asset management solutions that deliver both site-level and enterprise-level return on investment for our customers. Our solutions can be targeted to either campus-based assets or “over-the-road” assets.

Industrial Fleet Asset Management

Our asset management solutions for campus-type assets incorporate wireless devices that provide on-board control, location tracking and data processing for enterprise assets, to provide real-time visibility of, and two-way communications with, such assets. These systems provide technological advantages that differentiate them from systems used for inventory, warehouse management and logistics tracking. For example, while inventory tracking systems rely on constant, continuous wireless connectivity to perform core functions, our systems require only periodic wireless communications, and our on-asset devices perform their core functions autonomously.

Our campus-based asset management system consists of four principal elements:

●	miniature wireless programmable computers attached to assets; these wireless devices may communicate via Wi-Fi, via the company’s proprietary IRF protocol, or via cellular link

●	Optional, IRF-based, fixed-position communication infrastructure consisting of network devices with two-way wireless communication capabilities and, optional IRF-based location-emitting beacons for enhanced indoor location calculation;

●	application-specific middleware servers, which are typically hosted in our data center, but may also be hosted on the customers’ local area network (LAN) or enterprise wide area network (WAN); and

●	proprietary end-user software, which is a user-friendly web application that provides visibility and control of the system database, and which is hosted at the same data center as the middleware

Each of these system elements can process and store information independently to create a unique, patented system of “distributed intelligence,” which mitigates the risk that a single point of failure could compromise system integrity or data and asset security. Our on-asset hardware stores and processes information locally so that it can autonomously and automatically control the asset and monitor asset activity regardless of the status or availability of other system components. Our on-asset hardware performs its functions even when outside the wireless range of any other system component or if the middleware is unavailable.

Our optional IRF infrastructure devices also independently process data and execute programmable application logic, in addition to linking monitored mobile asset data automatically to our system’s middleware. The link to the system’s middleware may leverage secure cellular communication, thereby permitting remotely-hosted server software without access to local IT infrastructure.

Our middleware applications populate the system’s database and is designed to mitigate the effects of any computer outages that could affect real-time availability of the database.

Finally, our client software interfaces only with the database, not directly with our communication infrastructure or on-asset hardware, which restricts access to, and limits corruption of, system information and minimizes network bandwidth usage.

Our PowerFleet® solution for industrial fleet management allows fleet operators to reduce operating costs and capital expenditures, comply with certain safety regulations and enhance security.

To help improve fleet safety and security, our PowerFleet® system provides vehicle operator access control to ensure that only trained and authorized personnel are able to use equipment, and impact sensing to assign responsibility for abusive driving.

PowerFleet® also provides: contactless operator identification; automatic wireless data communications; motion/idle detection, electronic vehicle inspection checklists for paperless compliance with governmental safety regulations; automatic reporting of emerging vehicle safety issues; automatic on-vehicle intervention, such as disabling equipment, in response to user-definable safety and security parameters; and remote vehicle deactivation capabilities, allowing a vehicle to be shut down manually or automatically under user-defined conditions.

In addition, our PowerFleet® system is compatible with a wide range of electronic driver identification technologies. PowerFleet® also provides indoor and outdoor vehicle/operator visibility through a combination of global positioning system (GPS) and RFID technologies, and geo-fencing to restrict vehicles from operating in prohibited areas or issue alerts upon unauthorized entry to such areas. PowerFleet® also supports optional sensing elements to provide additional vehicle utilization data, including load detection data, battery data and activity meter data.

To analyze and benchmark vehicle utilization and operator productivity, our PowerFleet® system automatically records a wide range of activity and enable detailed performance comparisons to help management make informed decisions about vehicle and manpower allocations. This can lead to operating cost savings through fleet and personnel reductions as well as increases in productivity. The PowerFleet® system also provides real-time and historical visibility of vehicle movements and other advanced asset management options.

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

Transportation Asset Management Solutions

Our mobile systems for managing remote, “over-the-road” assets are provided by our Asset Intelligence subsidiary. These systems provide mobile-asset tracking and condition-monitoring solutions to meet the transportation market’s desire for greater visibility, safety, security, and productivity throughout global supply chains. By leveraging a combination of cellular and satellite communications and web-based data management technologies, the Asset Intelligence VeriWise TM product family provides shippers and carriers with tools to better manage their trailer and container fleets, freight transport operations, and maintenance controls. VeriWise systems enable quick access to actionable intelligence that results in better utilization, control, and security of our customers’ freight-carrying assets.

Our remote asset management systems consist of five principal elements:

●	cellular or satellite communicators attached to assets;

●	GPS receivers that provide latitude/longitude location fixes that are transmitted based on logic resident in the communicator;

●	proprietary browser-based graphical user interface that provides visibility and two-way control of the system database (the data can also be transmitted to the customer via XML or web services data feed);

●	patented power management intelligence to ensure reliable system performance in a power-starved environment; and

●	several sensor types, including cargo, motion, light, and tire inflation, that provide additional status information for the remote asset.

To increase asset utilization, our VeriWiseTM system can reduce the number of assets needed and/or increase the revenue generated per asset by:

●	monitoring asset pool size based on user-defined requirements;

●	generating dormancy reports to flag under-utilized assets;

●	alerting the driver to the location of the closest empty asset, resulting in a more rapid pick-up; and

●	providing trailer detention alerts when an asset has exceeded the time allotted for unloading.

To better control remote assets, our VeriWiseTM system provides:

●	change in cargo status of an asset via our patented full-length cargo sensor;

●	geo-fencing that alerts the customer when an asset is approaching or leaving its destination; and

●	on-board intelligence utilizing a motion sensor and proprietary logic that identifies the beginning of a drive and the end of a drive.

To help improve asset and cargo security, our VeriWiseTM system offers the following capabilities:

●	asset lockdown, which automatically sends an e-mail or text message to the customer when movement is detected outside of user-defined time periods;

●	emergency track functionality that can be enabled to track an asset at more frequent intervals if a theft condition is expected; and

●	geo-fencing, which can alert our customer when an asset enters a prohibited geography or location.

Rental Fleet Asset Management

Our car rental solution supports three key modes of operation: traditional, manned lot operations, such as at airports; remote, unmanned lots, such as designated street-level rental ‘pods’/parking spaces; and the emerging ‘rent anywhere’ model.

For traditional rental fleet management, our system is designed both to enhance the consumer’s rental experience and benefit the rental company by providing information that can be used to increase revenues, reduce costs and improve customer service. Our rental fleet management system automatically uploads vehicle identification number, mileage and fuel data as a vehicle enters and exits the rental lot, which can significantly expedite the rental and return processes for travelers and provide the rental company with more timely inventory status, more accurate billing data that can generate higher fuel-related revenue, and an opportunity to utilize customer service personnel for more productive activities, such as inspecting vehicles for damage and helping customers with luggage.

Our solution for “car sharing” permits a rental car company to remotely control, track and monitor their rental vehicles wherever they are parked. Whether for traditional ‘pod-based’ rental or for the emerging rent-anywhere model, the system also (i) manages member reservations by smart phone or Internet, and (ii) charges members for vehicle use by the hour. The entire process - from remotely controlling the car door locks to tracking car mileage and fuel consumption to billing for the transaction - is automatically conducted by an integration of wireless vehicle management technology and the rental company’s fleet management software. We currently have units deployed across the Northeast U.S. rental fleet of the Avis Budget Group, Inc. and are actively engaged in an expansion of that solution worldwide.

Analytics

PowerFleet IQ (for fleets of forklifts and other industrial trucks) and VeriWise IQ (for fleets of containers, trailers and other transportation assets) provide a holistic view of asset activity across an enterprise supply chain.

These cloud-based software applications provide a single, integrated view of industrial asset activity across multiple locations, generating enterprise-wide benchmarks, peer-industry comparisons, and deeper insights into asset operations. Analytics PowerFleet IQ and VeriWise IQ can enable management to make more informed, effective decisions, raise asset performance standards, increase productivity, reduce costs, and enhance safety.

Specifically, I.D. Systems Analytics PowerFleet IQ and VeriWise IQ allow users to:

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

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended December 31,
	2014	2015	2016

Industrial and rental fleet management	$26,894,000	$20,573,000	$20,984,000
Transportation asset management	18,739,000	21,211,000	15,838,000
	$45,633,000	$41,784,000	$36,822,000

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

Wireless Communication. Many of our system deployments leverage an existing Wi-Fi network for real-time wireless data communication and location tracking. For areas where Wi-Fi is not practical, the system requires at least one fixed-position communication device, referred to as a Wireless Asset Manager, to link the mobile assets being monitored with the customer’s computer network or to a remotely hosted server. Our Wireless Asset Managers conduct two-way RF communications with the assets being monitored and can communicate on a local area network, on a wide area network, or via cellular communications. The use of Wireless Asset Managers enables flexible system configuration options and scalability. A single Wireless Asset Manager is sufficient to operate an entire asset management system. For expanded, real-time data communication and location tracking, Wireless Asset Managers can be added incrementally as needed. Each of the wireless communication offerings also allows system settings and on-asset functionality to be changed without physically interfacing with on-asset hardware, which can save significant time and money.

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

Client Software. Our client software provides an intuitive, easy-to-use, user interface. The software is deployed as a web application. The software interfaces only with the system database, and not directly with our communication infrastructure or on-asset hardware, which restricts access to, and limits corruption of, system information and minimizes network bandwidth usage. An unlimited number of clients can be used on a network at any given time.

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

Software as a Service. We provide system monitoring, help desk technical support, escalation procedure development, routine diagnostic data analysis and software updates services as part of the ongoing contract term. These services ensure deployed systems remain in optimal performance condition throughout the contract term and provide access to newly developed features and functions on an annual basis.

Maintenance Services. We provide a warranty on the hardware components of our system. During the warranty period, we either replace or repair defective hardware. We also make extended maintenance contracts available to customers and offer ongoing maintenance and support on a time and materials basis.

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

New product development

In 2016, we improved our next generation vehicle management system on-vehicle platform, improved our product line of over-the-road asset management solutions and developed a next-generation rental vehicle management system as described below:

●	we expanded our fourth-generation of on-asset hardware for industrial vehicles, the VAC4, to additional sensing capabilities to cover more of the market need, further reduced power consumption, and improved the user interface for intuitiveness and repeatability without extensive on vehicle training. Remote reprogramming processes have been expanded to more of the code base, extending the ability for in-field hardware to be upgraded for new and improved features;

●	we expect our latest generation of VeriWise intermodal container tracking systems to help our customers maximize container fleet utilization and minimize container idle time by providing more accurate visibility of loading/unloading events and generating real-time data on load status throughout the shipment cycle;

●	we expect our latest generation of VeriWise intermodal chassis tracking systems to help our customers accurately bill for chassis rental and usage, and minimize chassis idle time by providing more accurate visibility of container loading/unloading events and by generating real-time data throughout the shipment cycle;

●	we expect our latest generation of VeriWise cellular trailer tracking systems to provide our customers with a lower-cost option for dry van trailer tracking when satellite communication is not required; and

●	we expect our latest generation of RentalFleet system to provide a more ubiquitous vehicle rental management solution to satisfy the needs of both car rental companies and shared vehicle fleets.

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

We sell our systems to both executive and division-level management within the enterprise. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization.

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

During the year ended December 31, 2016, we generated revenues of $36.8 million with Wal-Mart Stores, Inc. accounting for 18% of our revenues. During the year ended December 31, 2015, we generated revenues of $41.8 million with Wal-Mart Stores, Inc. accounting for 23% of our revenues. During the year ended December 31, 2014, we generated revenues of $45.6 million with Wal-Mart Stores, Inc. and the Raymond Corporation, accounting for 16% and 14%, respectively, of our revenues.

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

In each of our markets, we encounter different competitors due to the dynamics of each market. In the industrial fleet management market, we are not aware of any competitors that can provide the precise capabilities of our systems due to our intellectual property and proprietary solutions; however, competitors do provide similar solutions that seek to address the same customer needs that our products address. Those companies include both emerging companies with limited operating histories, such TotalTrax Inc., and SpeedShield Technologies and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Crown Equipment Corp.

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

In the remote transportation asset management market, we compete against several established competitors, including Omnitracs, LLC, SkyBitz, Inc., Orbcomm Inc. and Spireon, Inc. We attempt to differentiate our solutions in this segment by offering a choice of communication mode (satellite or cellular), patented battery management technology, sensor options, and installation configurations (dry van trailers, domestic containers, flatbed trailers, covered hopper and tanker railcars, and chassis).

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

We spent $6.6 million, $4.6 million, and $4.5 million for research and development during the years ended December 31, 2014, 2015, and 2016, respectively.

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

In 2016, we focused our research and development investments in several key areas:

●	improving the reliability and performance of our next-generation vehicle management system platform, the VAC4, which simplifies installation and support requirements, in order to stimulate more widespread use of our technology on a broader range of equipment; we added more and improved our sensing capabilities to cover more of the market need, further reduced power consumption, and improved the user interface for intuitiveness and repeatability without extensive on vehicle training. Remote reprogramming processes have been expanded to more of the code base, extending the ability for in-field hardware to be upgraded for new and improved features;

●	improving business intelligence and data analytics tools to quantify and simplify customer benefit achievement, within a single deployed facility, across an enterprise and throughout an industry;

●	improving the reliability and performance of our product line of over-the-road asset management solutions, including products tailored towards dry van trailers, intermodal containers and chassis;

●	the development of our next-generation rental car management system, including a new in-vehicle hardware and firmware platform, and an improved, more scalable software solution;

●	the development of a new version of our end-user software designed to increase the performance, stability and user experience associated with each of our software solutions; and

●	the continued development of specific features and data interfaces for our solutions to meet the individual requirements of large customers.

Specifically in 2016, we transitioned to our next generation vehicle management system on-vehicle platform and improved our product line of over-the-road asset management solutions, as described below:

●	we increased the performance and reliability of our fourth-generation on-vehicle device, the VAC4, which we expect to provide benefits to both the Company (primarily through lower costs, easier installation, integration with our hosted service offering, and expanded functional capabilities) and end users (including a simpler, universal interface with multiple vehicle types, reduced installation time, compatibility with a wider range of driver ID cards, a larger display for vehicle operators, and enhancements to the content and style of the information displayed); we also upgraded our core processor and firmware platform to simplify ongoing development, testing and upgrade, as well as improve development quality and timeliness;

●	we increased the performance and reliability of three new transportation asset management products, the GSM-D400, an intermodal container tracking system, the GSM-D150, an intermodal chassis tracking device, and the GSM-D300, a dry van management system with an advanced cargo sensor, which enables customers to perform full-function asset monitoring with either satellite or cellular communications;

●	we developed and delivered our next-generation motor-vehicle asset communicator, tailored to the needs of both on-lot and off-lot car rental – and for the connected car market in general, including a new electro-mechanical design, new firmware and new, more scalable software platform; and

●	we improved the enterprise analysis and data drill-down capabilities of our Analytics platform for multi-site, multi-region customers.

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

I.D. Systems has built a portfolio of patents and patent applications relating to various aspects of its technology and products. As of March 22, 2017, the I.D. Systems patent portfolio includes 24 U.S. patents, 4 pending U.S. patent applications, 1 pending foreign patent application, and 1 foreign patent. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2019 and 2034. I.D. Systems also has foreign patents and pending applications relating to its wireless asset management system, and pending applications relating to its new connected car product and new features added to our vehicle management system. No single patent or patent family is considered material to the I.D. Systems business.

I.D. Systems’ subsidiary, Asset Intelligence LLC (“AI”), also utilizes patents to protect aspects of its intellectual property assets. The AI patent portfolio focuses on methods, systems, and devices for managing mobile assets and reducing power consumption in mobile assets. As of March 22, 2017, the AI patent portfolio includes 25 U.S. patents and 1 pending U.S. patent applications. With timely payments of all maintenance fees, the granted U.S. patents have expiration dates falling between 2017 and 2034. No single patent or family of patents is considered material to the AI business.

Trademarks

We have, or have applied for, trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, AVRAMP®, POWERFLEET®, SAFENAV®, POWERFLEET VISION®, POWERFLEET IQ, VERIWISE & Design®, VERIWISE IQ, and ASSET INTELLIGENCE®.

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

Manufacturing

We outsource our hardware manufacturing operations to contract manufacturers. This strategy enables us to focus on our core competencies - designing hardware and software systems and delivering solutions to customers - and avoid investing in capital-intensive electronics manufacturing infrastructure. Outsourcing also provides us with the ability to ramp up deliveries to meet increases in demand without increasing fixed expenses.

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

Employees

As of March 15, 2017, we had 100 full-time employees, including 9 employees based in Germany and the United Kingdom. Of our 100 total employees, 25 were engaged in customer service, 17 in product development (which includes engineering), 3 in new product management, 12 in operations, 27 in sales and marketing, 4 in information technology and 12 in executive, administration and finance. We believe that our relationships with our employees are good.

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

As of December 31, 2016, we had cash, cash equivalents and marketable securities of $6.9 million and working capital of $10.1 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments and available borrowing capacity under our revolving credit facility. To date, we have not generated sufficient revenue solely from operating activities to fund our operations.

We incurred net losses of approximately $11.6 million, $10.0 million and $6.4 million for the years ended December 31, 2014, 2015 and 2016, respectively, and have incurred additional net losses since inception. At December 31, 2016, we had an accumulated deficit of approximately $91.5 million. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline.

We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.

We have been engaged in strategic initiatives to refocus on our core business to maximize long-term stockholder value, to improve our cost structure and efficiency and to increase our selling efforts and developing new business. We cannot provide any assurance that we will be able to successfully execute these or other strategic initiatives or that we will be able to execute these initiatives on our expected timetable. We may not be successful in refocusing our core business and obtaining operational efficiencies or replacing revenues lost as a result of these strategic initiatives.

We may need to obtain additional capital to fund our operations that could have negative consequences on our business.

We may require additional capital in the future to develop and commercialize additional products and technologies or take advantage of other opportunities that may arise, including potential acquisitions. We may seek to raise the necessary funds through public or private equity offerings, debt financings, additional operating improvements, asset sales or strategic alliances and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our existing stockholders may experience substantial dilution. In addition, we may be required to relinquish rights to our technologies or systems, or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliance, joint venture and licensing arrangements. We cannot provide assurance that the additional sources of funds will be available, or if available, would have reasonable terms. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs, and our business, financial condition, results of operations and stock price could be materially and adversely affected.

We are highly dependent upon sales of our wireless asset management system to a few customers. The loss of any of these customers, or any material reduction in the amount of our products they purchase, could materially and adversely affect our financial condition and results of operations.

During the year ended December 31, 2016, we generated revenues of $36.8 million with Wal-Mart Stores, Inc. accounting for 18% of our revenues. During the year ended December 31, 2015, we generated revenues of $41.8 million with Wal-Mart Stores, Inc. accounting for 23% of our revenues. During the year ended December 31, 2014, we generated revenues of $45.6 million with Wal-Mart Stores, Inc. and the Raymond Corporation, accounting for 16% and 14%, respectively, of our revenues. The loss of these customers or any material reduction in the amount of our products that these customers purchase, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

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

We rely on a limited number of suppliers for the components and raw materials used in our products. Although there are many suppliers for most of our component parts and raw materials, we are dependent on a limited number of suppliers for many of our significant components and raw materials. This reliance involves a number of significant risks, including:

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

Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer similar approaches to address the customer needs that our products address. Those companies include both emerging companies with limited operating histories, such as TotalTrax, Inc., and SpeedShield Technologies and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Crown Equipment Corp.

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

In the remote transportation asset management market, we compete against several established competitors, including Omnitracs, LLC, SkyBitz, Inc., Orbcomm Inc. and Spireon, Inc. We attempt to differentiate our solutions in this segment by offering a choice of communication mode (satellite or cellular), patented battery management technology, sensor options, and installation configurations (dry van trailers, domestic containers, flatbed trailers, covered hopper and tanker railcars, and chassis).

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

We may be subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.

Our business operations require that we use and store sensitive data, including intellectual property and proprietary business information in our secure data centers and on our networks. We face a number of threats to our data centers and networks in the form of unauthorized access, security breaches and other system disruptions. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information used or stored on our networks and may result in significant data losses or theft of our, our customers’, or our business partners’ intellectual property or proprietary business information. A cybersecurity breach could negatively affect our reputation by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on our business, results of operations and financial condition.

Our ability to utilize net operating loss carry-forwards may be limited.

The Company has U.S. net operating loss carry-forwards (“NOLs”) that expire through 2036. Section 382 of the Internal Revenue Code imposes an annual limitation on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. Federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

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

On December 18, 2015, we entered into a loan and security agreement (the “Revolver”) with Siena Lending Group LLC (the “Lender”), which provides a senior revolving credit facility in an aggregate principal amount of up to $7.5 million and a maturity date of December 18, 2017 (which date may be accelerated in certain cases). As of December 31, 2016, we had approximately $3.0 million outstanding under the Revolver.

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

These restrictions and covenants could have adverse consequences for investors, including the consequences of our need to use a portion of our cash flow from operations for debt service, rather than for our operations, restrictions on our ability to incur additional debt financing for future working capital or capital expenditures, a lesser ability for us to take advantage of significant business opportunities, such as acquisition opportunities, and our inability to react to market conditions by selling lesser-performing assets.

In addition, a default, amendment or waiver to our credit facility to avoid a default may result in higher rates of interest and could impact our ability to obtain additional borrowings. Finally, debt incurred under our credit facility bears interest at variable rates. Any increase in interest expense could reduce the funds available for operations.

Extension of credit under our existing agreement is permitted based on a borrowing base, which is an agreed percentage of eligible accounts receivable and lease receivables, less required reserves and outstanding borrowings. If the amount or quality of our accounts receivable and lease receivables deteriorates, then our ability to borrow under the credit facility will be directly affected.

If we do not adequately anticipate and respond to the risks inherent in growing our business internationally, our operating results and the market price of our common stock could be materially and adversely affected.

To date, we have not generated significant revenues outside of North America. As part of our growth strategy, we are seeking ways to expand our operations outside of North America by establishing offices in the United Kingdom and Germany and developing relationships with global distributors to market and sell our systems internationally. For example, as of March 15, 2017, we had four employees in Germany and five in the United Kingdom who market and sell our systems in Europe. There are a number of risks inherent in doing business in international markets, including:

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

As of March 23, 2017, our executive officers and directors beneficially owned, in the aggregate, 6% of our outstanding common stock, not including 529,000 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We have 14,083,967 shares of common stock outstanding as of March 24, 2017, of which 13,207,261 shares are freely transferable without restriction, and 876,706 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of December 31, 2016, options to purchase 1,243,000 shares of our common stock were issued and outstanding, of which 822,000 were vested. The remaining options will vest ratably over a five-year period measured from the date of grant. The weighted-average exercise price of the vested stock options is $5.07. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

Interest rate fluctuations may adversely affect our income and results of operations.

As of December 31, 2016, we had cash, cash equivalents and investments of $6.9 million. In a declining interest rate environment, reinvestment typically occurs at less favorable market rates, negatively impacting future investment income. Accordingly, interest rate fluctuations may adversely affect our income and results of operations.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is traded on the NASDAQ Global Market under the symbol “IDSY.” The following table sets forth the high and low sales price for our common stock on the NASDAQ Global Market for each fiscal quarter during the years ended December 31, 2015 and 2016.

Quarter Ended	High	Low

2016
March 31, 2016	$4.80	$3.75
June 30, 2016	5.39	4.19
September 30, 2016	5.43	4.26
December 31, 2016	5.59	4.63

2015
March 31, 2015	$7.48	$5.84
June 30, 2015	7.25	5.87
September 30, 2015	6.52	3.07
December 31, 2015	4.70	3.01

Performance Graph.

The following graph shows a five-year comparison of cumulative total shareholder return for (i) the Company, (ii) the NASDAQ Market Index, and (iii) the Morningstar Communication Equipment Index (the “Morningstar Index”).

The graph assumes that $100 was invested in each of the Company’s common stock, the NASDAQ Market Index and the Morningstar Index on December 31, 2011, and that any dividends were reinvested. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	Fiscal Year Ended
COMPANY/INDEX/MARKET	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016

I.D. Systems, Inc.	$100.00	$123.04	$122.41	$141.44	$97.25	$114.59
NASDAQ Market Index	100.00	117.45	164.57	188.84	201.98	219.89
Morningstar Industry Index(1)	100.00	108.95	138.93	151.15	136.45	150.13

(1)	Morningstar, Inc. reconstituted the Morningstar Communication Equipment Index in the second half of 2010. As a result of such reconstitution, historical returns have been recalculated to reflect the updated composition of that industry index.

Prepared by Zacks Investment Research, Inc.

Index Data: Copyright NASDAQ OMX, Inc. Copyright Morningstar, Inc.

Holders.

As of March 23, 2017, there were 18 holders of record of our common stock.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended December 31, 2016. As the table indicates, the Company did not make any share repurchases during the quarterly period ended December 31, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2016 - October 31, 2016	-		-	-	$1,660,000
November 1, 2016 - November 30, 2016	-		-	-	1,660,000
December 1, 2016 - December 31, 2016	6,000	(1)	$4.94	-	1,660,000

Total	6,000		$4.94	-	$1,660,000

(1) Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during December 2016.

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

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the five years ended December 31, 2016 derived from our audited financial statements. You should read the information in the table below together with the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the 2014, 2015 and 2016 fiscal years, and our financial statements and related notes and the other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2013	2014	2015	2016
Statement of Operations Data:
Revenues	$44,635,000	$39,946,000	$45,633,000	$41,784,000	$36,822,000
Cost of revenues	21,705,000	22,036,000	25,627,000	24,761,000	18,528,000

Gross profit	22,930,000	17,910,000	20,006,000	17,023,000	18,294,000
Operating expenses:
Selling, general and administrative expenses	22,409,000	21,769,000	25,094,000	22,750,000	20,126,000
Research and development expenses	4,341,000	4,389,000	6,649,000	4,556,000	4,536,000

Loss on settlement of finance receivable	-	-	441,000	-	-

Loss from operations	(3,820,000)	(8,248,000)	(12,178,000)	(10,283,000)	(6,368,000)
Interest income	507,000	635,000	595,000	360,000	285,000
Interest expense	-	-	(29,000)	(18,000)	(293,000)
Other income (loss), net	59,000	51,000	37,000	(11,000)	6,000

Net loss before income taxes	(3,254,000)	(7,562,000)	(11,575,000)	(9,952,000)	(6,370,000)
Income tax benefit - sale of NJ net operating losses	662,000	63,000	-	-	-

Net loss	$(2,592,000)	$(7,499,000)	$(11,575,000)	$(9,952,000)	$(6,370,000)

Net loss per share - basic and diluted	$(0.22)	$(0.63)	$(0.96)	$(0.79)	$(0.49)

Weighted average common shares outstanding - basic and diluted	11,744,000	11,912,000	12,098,000	12,614,000	12,984,000

Balance Sheet Data (at end of period):

Cash and cash equivalents	$1,914,000	$6,882,000	$6,277,000	$4,793,000	$5,277,000

Investments	13,858,000	7,190,000	7,315,000	1,598,000	1,614,000

Total assets	60,566,000	55,515,000	52,486,000	44,428,000	44,246,000

Long term debt	-	293,000	149,000	-	-

Total stockholders’ equity	44,027,000	37,449,000	27,255,000	20,570,000	16,002,000

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

We have focused our business activities on three primary applications: (i) industrial fleet management, (ii) transportation asset management, and (iii) rental fleet management. Our solution for industrial fleet management allows our customers to reduce operating risks including unsafe activity, facility equipment and goods damage, operational costs and capital expenditures and to comply with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solution for transportation asset management allows our customers to increase revenue per asset deployed, reduce fleet size, and improve the monitoring and control of sensitive cargo. Our solution for rental fleet management allows rental car companies to generate higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improve customer service by expediting the rental and return processes. In addition, our wireless solution for “carsharing” enables rental car companies to establish a network of vehicles positioned strategically around cities for use by their members, control vehicles remotely, manage member reservations by phone or Internet, and charge members for vehicle use by the hour.

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

We have incurred net losses of approximately $11.6 million, $10.0 million and $6.4 million for the years ended December 31, 2014, 2015 and 2016, respectively, and have incurred additional net losses since inception. As of December 31, 2016, we had cash, cash equivalents and marketable securities of $6.9 million, working capital of $10.1 million, and an accumulated deficit of $91.5 million. Our primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments and available borrowing capacity under our revolving credit facility in an aggregate principal amount of up to $7.5 million of which approximately $3.0 million was outstanding as of December 31, 2016. To date, the Company has not generated sufficient revenue solely from operating activities to fund our operations.

During the year ended December 31, 2016, we generated revenues of $36.8 million with Wal-Mart Stores, Inc. accounting for 18% of our revenues. During the year ended December 31, 2015, we generated revenues of $41.8 million with Wal-Mart Stores, Inc. accounting for 23% of our revenues. During the year ended December 31, 2014, we generated revenues of $45.6 million with Wal-Mart Stores, Inc. and the Raymond Corporation accounting for 16% and 14%, respectively, of our revenues.

In 2016, we improved our next generation vehicle management system on-vehicle platform, improved our product line of over-the-road asset management solutions and developed a next-generation rental vehicle management system as described below:

●	we expanded our fourth-generation of on-asset hardware for industrial vehicles, the VAC4, to additional sensing capabilities to cover more of the market need, further reduced power consumption, and improved the user interface for intuitiveness and repeatability without extensive on vehicle training. Remote reprogramming processes have been expanded to more of the code base, extending the ability for in-field hardware to be upgraded for new and improved

●	we expect our latest generation of VeriWise intermodal container tracking systems to help our customers maximize container fleet utilization and minimize container idle time by providing more accurate visibility of loading/unloading events and generating real-time data on load status throughout the shipment cycle;

●	we expect our latest generation of VeriWise intermodal chassis tracking systems to help our customers accurately bill for chassis rental and usage, and minimize chassis idle time by providing more accurate visibility of container loading/unloading events and by generating real-time data throughout the shipment cycle;

●	we expect our latest generation of VeriWise cellular trailer tracking systems to provide our customers with a lower-cost option for dry van trailer tracking when satellite communication is not required; and

●	we expect our latest generation of RentalFleet system to provide a more ubiquitous vehicle rental management solution to satisfy the needs of both car rental companies and shared vehicle fleets.

The Company entered into a Separation and General Release Agreement (the “Ellis Separation Agreement”) with Norman L. Ellis, its former Chief Operating Officer, on December 16, 2016 and Amendment No. 2 to Severance Agreement (together with the Ellis Separation Agreement, the “Separation Agreements”) with Kenneth Ehrman, its former Chief Executive Officer, on December 20, 2016. Under the terms of the Separation Agreements, the Company recognized severance costs of $637,000 which are included in selling, general and administrative expenses. In addition, a pro-rata portion of Mr. Ehrman’s unvested stock options and restricted stock were partially vested based on the number of months elapsed since the date of grant as compared to the scheduled vesting date. Due to the modification of the terms of the stock option and restricted stock agreements, the Company recognized a $(26,000) reduction of stock-based compensation expense which is included in the stock option and restricted stock stock-based compensation expense.

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

Revenue Recognition

We derive revenue from: (i) sales of our industrial and rental fleet wireless asset management systems and services, which includes training and technical support; (ii) sales of our transportation asset management systems and spare parts sold to customers (for which title transfers on the date of customer receipt) and from the related communication services under contracts that generally provide for service over periods ranging from one to five years; (iii) post-contract maintenance, hosting and support agreements; and (iv) periodically, leasing arrangements.

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

We also enter into post-contract maintenance, hosting and support agreements for our wireless asset management systems. Revenue is recognized over the service period and the cost of providing these services is expensed as incurred. Deferred revenue also includes prepayment of extended maintenance, hosting and support contracts.

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

The allowance for uncollectable minimum lease payments represents our best estimate of the amount of credit losses in the existing notes and sales-type lease receivable. The allowance is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. We consider our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2014, 2015 and 2016. We do not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes/leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. We resume accrual of interest when it is probable that we will collect the remaining principal and interest of an impaired note/lease. Notes and leases become past due based on how recently payments have been received.

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

Stock-Based Compensation

We account for stock-based employee compensation for all share-based payments, including grants of stock options, as an operating expense, based on their fair values on the grant date. The Company recorded stock-based compensation expense of $1,334,000, $1,609,000 and $1,658,000 for the years ended December 31, 2014, 2015 and 2016, respectively.

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

Income taxes

We use the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2015 and 2016, we had a valuation allowance on all of our deferred tax assets.

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

	Year Ended December 31,
	2014	2015	2016
Revenues:
Products	62.2%	58.7%	58.0%
Services	37.8	41.3	42.0

	100.0	100.0	100.0

Cost of revenues:
Cost of products	42.6	43.1	38.1
Cost of services	13.5	16.1	12.2

Total gross profit	43.9	40.8	49.7

Selling, general and administrative expenses	55.0	54.4	54.7
Research and development expenses	14.6	10.9	12.3
Loss on settlement of finance receivable	1.0	-	-

Loss from operations	(26.7)	(24.5)	(17.3)
Interest income	1.2	0.8	0.8
Interest expense	-	-	(0.8)
Other income (loss), net	0.1	-	-

Loss before income taxes	(25.4)	(23.7)	(17.3)

Net loss	(25.4)%	(23.7)%	(17.3)%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2015	2016
Product revenue:
Industrial and rental fleet management	$13,201,000	$14,299,000
Transportation asset management	11,330,000	7,067,000
	24,531,000	21,366,000

Services revenue:
Industrial and rental fleet management	7,372,000	6,685,000
Transportation asset management	9,881,000	8,771,000
	17,253,000	15,456,000

	$41,784,000	$36,822,000

REVENUES. Revenues decreased by approximately $5.0 million, or 11.9%, to $36.8 million in 2016 from $41.8 million in 2015. The decrease in revenue is attributable to decrease in total transportation asset management revenue of approximately $5.4 million to $15.8 million in 2015 from $21.2 million in 2015, partially offset by an increase in total industrial and rental fleet management revenue of approximately $0.4 million to $21.0 million in 2015 from $20.6 million in 2015.

Revenues from products decreased by approximately $3.2 million, or 12.9%, to $21.4 million in 2016 from $24.5 million in 2015. Transportation asset management product revenue decreased by approximately $4.3 million to $7.1 million in 2016 from $11.3 million in 2015. The decrease in transportation asset management product revenue resulted principally from decreased product revenue of approximately $0.5 million to Ashley Distribution Services, Ltd. and spare parts sales of approximately $2.9 million to Wal-Mart Stores, Inc and $1.0 million to Knight Transportation Inc. Industrial and rental fleet management product revenue increased by approximately $1.1 million to $14.3 million in 2016 from $13.2 million in 2015. The increase in industrial and rental fleet management product revenue resulted principally from increased product sales of approximately $1.4 million to Ford Motor Company and $1.1 million to the General Motors Company partially offset by decreased product sales of approximately $0.7 million to the Raymond Corporation and $0.5 million to Procter & Gamble.

Revenues from services decreased by approximately $1.8 million, or 10.4%, to $15.5 million in 2016 from $17.3 million in 2015. Industrial and rental fleet management service revenue decreased by approximately $0.7 million to $6.7 million in 2016 from $7.4 million in 2015, principally due to decreased service revenue of approximately $0.7 million from Avis Budget, Inc. Transportation asset management service revenue decreased by approximately $1.1 million to $8.8 million in 2016 from $9.9 million in 2015 principally due to a decrease in the number of active units and the revenue per active unit from contract renewals.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2015	2016
Cost of products:
Industrial and rental fleet management	$8,889,000	$8,541,000
Transportation asset management	9,129,000	5,495,000
	18,018,000	14,036,000

Cost of services:
Industrial and rental fleet management	3,675,000	1,950,000
Transportation asset management	3,068,000	2,542,000
	6,743,000	4,492,000

	$24,761,000	$18,528,000

COST OF REVENUES. Cost of revenues decreased by approximately $6.2 million, or 25.2%, to $18.5 million in 2016 from $24.8 million for the same period in 2015. The decrease is principally attributable to decreases in cost of products and services in 2016. Gross profit was $18.3 million in 2016 compared to $17.0 million for the same period in 2015. As a percentage of revenues, gross profit increased to 49.7% in 2016 from 40.8% in 2015.

Cost of products decreased by approximately $4.0 million, or 22.1%, to $14.0 million in 2016 from $18.0 million in the same period in 2015. Gross profit for products was $7.3 million in 2016 compared to $6.5 million in 2015. The increase in gross profit was attributable to an increase of approximately $1.4 million in the industrial and rental fleet management gross profit to $5.8 million in 2015 from $4.3 million in 2015. The transportation asset management gross profit decreased approximately $0.6 million to $1.6 million in 2015 from $2.2 in 2015. As a percentage of product revenues, gross profit increased to 34.3% in 2016 from 26.6% in 2015. The increase in gross profit as a percentage of product revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 40.3% in 2016 from 32.7% in 2015, which was principally due to improved customer pricing. The transportation asset management product revenue gross profit percentage increased to 22.2% in 2016 from 19.4% in 2015 principally from a decrease in spare parts sales which have a lower gross margin.

Cost of services decreased by approximately $2.3 million, or 33.4%, to $4.5 million in 2015 from $6.7 million in 2015. Gross profit for services was $11.0 million in 2016 compared to $10.5 million in 2015. The increase in gross profit was attributable to an increase of approximately $1.0 million in the industrial and rental fleet management gross profit to $4.7 million in 2016 from $3.7 million in 2015, partially offset by a decrease in the transportation asset management gross profit of approximately $0.6 million to $6.2 million in 2016 from $6.8 million in 2015. As a percentage of service revenues, gross profit increased to 70.9% in 2016 from 60.9% in 2015. The increase in gross profit as a percentage of service revenue was principally due to an increase in the industrial and rental fleet management gross profit percentage to 70.8% in 2016 from 50.1% in 2015 and an increase in the transportation asset management gross profit percentage to 71.0% in 2016 from 69.0% in 2015. The increase in the industrial and rental fleet management gross profit percentage was principally due to a decrease in installation expenses. The increase in transportation asset management gross profit percentage was principally due to a decrease in communication expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by approximately $2.6 million, or 11.5%, to $20.1 million in 2016 compared to $22.8 million in the same period in 2015. The decrease was principally from the reduction in workforce and other cost-cutting measures implemented in the second half of 2015 and a $0.6 million decrease in professional fees from an unconsummated strategic initiative in 2015, partially offset by $0.4 million increase in severance costs related to the Company’s executive management change in December 2016, and $0.4 million increase in foreign currency translation losses. As a percentage of revenues, selling, general and administrative expenses increased to 54.7% in 2016 from 54.4% in the same period in 2015, primarily due to the decrease in revenues from 2016 to 2015.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of approximately $4.5 million in 2016 remained generally consistent with research and development expenses in 2015. As a percentage of revenues, research and development expenses increased to 12.3% in 2016 from 10.9% in the same period in 2015, primarily due to the decrease in revenues from 2016 to 2015.

INTEREST INCOME. Interest income decreased by $57,000, or 16.7%, to $285,000 in 2016 from $342,000 in the same period in 2015 principally due to a decrease in interest income from financing receivables.

INTEREST EXPENSE, Interest expense increased to approximately $293,000 in 2016 from $-0- in the same period in 2015, principally due to an increase in interest expense from the revolving credit facility.

NET LOSS. Net loss was $6.4 million, or $(0.49) per basic and diluted share, for 2016 as compared to net loss of $10.0 million, or $(0.79) per basic and diluted share, for the same period in 2015. The decrease in the net loss was due primarily to the reasons described above.

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

REVENUES. Revenues decreased by approximately $3.8 million, or 8.4%, to $41.8 million in 2015 from $45.6 million in in 2014. The decrease in revenue is attributable to decrease in total industrial and rental fleet management revenue of approximately $6.3 million to $20.6 million in 2015 from $26.9 million in 2014 partially offset by an increase in total transportation asset management revenue of approximately $2.5 million to $21.2 million in 2015 from $18.7 million in 2014.

Revenues from products decreased by approximately $3.9 million, or 13.6%, to $24.5 million in 2015 from $28.4 million in 2014. Industrial and rental fleet management product revenue decreased by approximately $7.2 million to $13.2 million in 2015 from $20.4 million in 2014. The decrease in industrial and rental fleet management product revenue resulted principally from decreased product sales of approximately $3.2 million to the Raymond Corporation, $0.8 million to the U.S. Postal Service, $0.4 million to Ford Motor Company, $0.4 million to Procter & Gamble and $0.4 million to General Motors Company. Transportation asset management product revenue increased by approximately $3.3 million to $11.3 million in 2015 from $8.0 million in 2014. The increase in transportation asset management product revenue resulted principally from increased product revenue of approximately $0.5 million to U.S. Trailer Holdings LLC, $0.5 million to Ashley Distribution Services, Ltd. and spare parts sales of approximately $2.0 million to Wal-Mart Stores, Inc.

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

Cost of products decreased by approximately $1.4 million, or 7.4%, to $18.0 million in 2015 from $19.5 million in the same period in 2014. Gross profit for products was $6.5 million in 2015 compared to $8.9 million in 2014. The decrease in gross profit was attributable to a decrease of approximately $3.2 million in the industrial and rental fleet management gross profit to $4.3 million in 2015 from $7.5 million in 2014. The transportation asset management gross profit increased approximately $0.8 million to $2.2 million in 2015 from $1.4 million in 2014. As a percentage of product revenues, gross profit decreased to 26.6% in 2015 from 31.5% in 2014. The decrease in gross profit as a percentage of product revenue was due to a decrease in the industrial and rental fleet management gross profit percentage to 32.7% in 2015 from 36.9% in 2014, which was principally due to an increase in the number of units sold with lower unit product margins, which was principally due to the Company’s transition to a new pricing model for VMS, that emphasizes multi-year service contracts and lower upfront hardware revenue and start-up costs for initial production of the Company’s new generation of VMS devices. The transportation asset management product revenue gross profit percentage increased to 19.4% in 2015 from 17.8% in 2014, which was principally due to a decrease in warranty expense, partially offset by lower gross margin on spare parts sales.

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

NET LOSS. Net loss was $10.0 million, or $(0.79) per basic and diluted share, for 2015 as compared to net loss of $11.6 million, or $(0.96) per basic and diluted share, for the same period in 2014. The increase in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of December 31, 2016, we had cash, cash equivalents and marketable securities of $6.9 million and working capital of $10.1 million, compared to cash, cash equivalents and marketable securities of $6.4 million and working capital of $14.1 million as of December 31, 2015.

On September 30, 2013, the Company entered into an equipment lease for computer equipment. The lease is payable in 24 monthly installments of approximately $14,000, including interest at an annual rate of 12.82%. The term of the lease commenced in December 2013 and expired in December 2015.

Capital Requirements

As of December 31, 2016, we had cash, cash equivalents and marketable securities of $6.9 million and working capital of $10.1 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments and available borrowing capacity under our revolving credit facility. To date, the Company has not generated sufficient revenue solely from operating activities to fund its operations.

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

On December 18, 2015 (the “Closing Date”), we and our wholly-owned subsidiary, Asset Intelligence, LLC (“Asset Intelligence”) (collectively, the “Loan Parties”), entered into a loan and security agreement (the “Revolver”) with Siena Lending Group LLC. As of December 31, 2016, there was approximately $3.0 million outstanding under the Revolver.

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

The Company has an available borrowing base under the Revolver that is subject to reserves established at the lender’s discretion of 85% of Eligible Accounts (as defined in the Revolver) and 75% of Eligible Lease Receivables (as defined in the Revolver) up to $7.5 million under the Revolver. Eligible Accounts and Eligible Lease Receivables do not include certain receivables deemed ineligible by the lender.

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

Operating Activities

Net cash used in operating activities was $2.5 million for the year ended December 31, 2016, compared to net cash used in operating activities of $6.9 million for the same period in 2015. The net cash used in operating activities for the year ended December 31, 2016 reflects a net loss of $6.4 million and includes non-cash charges of $1.7 million for stock-based compensation and $0.7 million for depreciation and amortization expense. Changes in working capital items included:

●	a decrease in accounts receivable of $1.2 million;

●	a decrease in inventory of $3.0 million;

●	an increase in deferred costs of $3.8 million;

●	an increase in deferred revenue of $2.9 million;

●	an increase in prepaid expenses and other assets of $1.1 million;

●	a decrease in financing receivables of $0.8 million; and

●	a decrease in accounts payable of $1.9 million.

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

Investing Activities

Net cash used in investing activities was $0.5 million for the year ended December 31, 2016, compared to net cash provided by investing activities was $3.5 million for the same period in 2015. The change from the same period in 2015 was primarily due to a decrease in net proceeds from the sale and maturities of investments of $5.7 million partially offset by a decrease in expenditures for fixed assets and website development costs of $1.7 million from 2015.

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

Financing Activities

Net cash provided by financing activities was $3.1 million for the year ended December 31, 2016, compared to net cash provided by financing activities of $1.9 million for the same period in 2015. The change from the same period in 2015 was primarily due to a decrease in proceeds from the exercise of stock options of $1.9 million from 2015 partially offset by net borrowing of $3.0 million from the revolving credit facility.

Net cash provided by financing activities was $1.9 million for the year ended December 31, 2015, compared to net cash provided by financing activities of $0.3 million for the same period in 2014. The change from the same period in 2014 was primarily due to an increase in proceeds from the exercise of stock options of $1.5 million in 2015.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2016:

	Payment due by Period
		Less than			After 5
	Total	one year	1 to 3 years	3 to 5 years	Years

Operating leases	$3,679,000	$866,000	$2,663,000	$150,000	$-
Revolving credit facility	2,993,000	2,993,000	-	-	-

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

The expected timing or payment of obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on changes to agreed-upon amounts for some obligations.

Inflation

We believe our operations have not been and, in the foreseeable future, will not be, materially and adversely affected by inflation or changing prices.

Business Acquisitions

In addition to focusing on our core applications, we adapt our systems to meet our customers’ broader asset management needs and seek opportunities to expand our solution offerings through strategic acquisitions. For example, in 2009 we acquired Didbox Ltd., a privately held, United Kingdom-based manufacturer and marketer of vehicle operator identification systems, which provides us with a wider range of industrial vehicle management solutions and expands our base of operations in Europe.

In 2010, we entered into a purchase agreement with General Electric Capital Corporation and GE Asset Intelligence, LLC (“GEAI”), pursuant to which we acquired GEAI’s telematics business through the purchase of Asset Intelligence, LLC (“AI”). AI combines web-based software technologies with satellite and cellular communications to deliver data-driven telematics solutions for supply chain asset management. These solutions help secure and optimize the performance of trailers, railcars, containers, and the freight they carry, enabling shippers and carriers to maximize security and efficiency throughout their supply chains.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU to the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, ”Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which provides clarification on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 will be effective for fiscal periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of this ASU to the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This update standard is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this ASU to the consolidated financial statements.

In March 2016, the FASB issued No. ASU 2016-09, “Compensation - Stock Compensation” (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on the consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company does not expect the impact of adopting this standard to have a material impact on the consolidated financial statements.

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

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. The Company faces both translation and transaction risks related to foreign currency exchange. Our results of operations and cash flows are subject to fluctuations in the Euro and British Pound Sterling against the United States Dollar (“USD”). Our statement of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as USD denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, and accounts payable denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.

For the years ended December 31, 2014, 2015 and 2016 revenues denominated in foreign currencies were approximately 10.0%, 3.9% and 5.8%, respectively. Cumulative foreign currency translation (losses) gains of $(263,000), $(140,000) and $408,000 related to the Company’s German and United Kingdom subsidiaries is included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at December 31, 2014, 2015 and 2016, respectively. The aggregate foreign currency transaction exchange rate losses included in loss before income taxes were $(56,000), $(60,000) and $(437,000) for the years ended December 31, 2014, 2015 and 2016, respectively.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We have variable-rate debt with our revolving credit facility that is subject to interest rate volatility with a floor of 3%. A fluctuation of one percent in the interest rate relating to the credit facility’s outstanding balance as of December 31, 2016 which is subject to variable interest rate based on the Prime Rate or Federal Funds Rate would have an annual impact of approximately $30,000 on the Company’s consolidated statement of operations. . We also are subject to market risks from changes in equity prices of equity securities we hold in our investment portfolio, which risks currently are immaterial to us. As of December 31, 2016, we had cash, cash equivalents and investments of $6.9 million.

As of December 31, 2016, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our cash and cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets deteriorate.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

I.D. Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of I.D. Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule “Schedule II- Valuation and Qualifying Accounts” for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of I.D. Systems, Inc. and Subsidiaries as of December 31, 2015 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 29, 2017

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,489,000	$4,972,000
Restricted cash	304,000	305,000
Investments - short term	259,000	115,000
Accounts receivable, net of allowance for doubtful accounts of $1,512,000 and $341,000 in 2015 and 2016, respectively	10,901,000	9,585,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2015 and 2016	1,950,000	1,766,000
Inventory, net	7,152,000	3.920,000
Deferred costs - current	3,310,000	3,750,000
Prepaid expenses and other current assets	2,263,000	3,495,000

Total current assets	30,628,000	27,908,000

Investments - long term	1,339,000	1,499,000
Financing receivables - less current portion	3,078,000	2,430,000
Deferred costs - less current portion	3,320,000	6,638,000
Fixed assets, net	3,119,000	3,075,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	842,000	706,000
Other assets	265,000	153,000

	$44,428,000	$44,246,000

LIABILITIES
Current liabilities:
Short-term borrowings	$-	$2,993,000
Accounts payable and accrued expenses	9,173,000	7,622,000
Deferred revenue - current	7,383,000	7,197,000

Total current liabilities	16,556,000	17,812,000

Deferred rent	361,000	366,000
Deferred revenue - less current portion	6,941,000	10,066,000

	23,858,000	28,244,000
Commitments and Contingencies (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 14,211,000 and 14,578,000 shares issued at December 31, 2015 and 2016, respectively; shares outstanding, 13,467,000 and 13,767,000 at December 31, 2015 and 2016, respectively	129,000	129,000
Additional paid-in capital	110,116,000	111,844,000
Accumulated deficit	(85,128,000)	(91,498,000)
Accumulated other comprehensive loss	(500,000)	(103,000)
Treasury stock; 744,000 and 811,000 common shares at cost at December 31, 2015 and 2016, respectively	(4,047,000)	(4,370,000)

Total stockholders’ equity	20,570,000	16,002,000
Total liabilities and stockholders’ equity	$44,428,000	$44,246,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2015	2016

Revenues:
Products	$28,403,000	$24,531,000	$21,366,000
Services	17,230,000	17,253,000	15,456,000

	45,633,000	41,784,000	36,822,000
Cost of Revenues:
Cost of products	19,458,000	18,018,000	14,036,000
Cost of services	6,169,000	6,743,000	4,492,000

	25,627,000	24,761,000	18,528,000

Gross Profit	20,006,000	17,023,000	18,294,000

Operating expenses:
Selling, general and administrative expenses	25,094,000	22,750,000	20,126,000
Research and development expenses	6,649,000	4,556,000	4,536,000
Loss on settlement of finance receivable	441,000	-	-

	32,184,000	27,306,000	24,662,000

Loss from operations	(12,178,000)	(10,283,000)	(6,368,000)
Interest income	566,000	342,000	285,000
Interest expense	-	-	(293,000)
Other income (expense), net	37,000	(11,000)	6,000

Net loss	$(11,575,000)	$(9,952,000)	$(6,370,000)

Net loss per share - basic and diluted	$(0.96)	$(0.79)	$(0.49)

Weighted average common shares outstanding - basic and diluted	12,098,000	12,614,000	12,984,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2014	2015	2016

Net loss	$(11,575,000)	$(9,952,000)	$(6,370,000)

Other comprehensive (loss) income, net:

Unrealized loss on investments	(13,000)	(28,000)	(5,000)
Reclassification of net realized investment losses (gains) included in net loss	7,000	43,000	(6,000)
Foreign currency translation adjustment	(263,000)	(140,000)	408,000

Total other comprehensive (loss) income	(269,000)	(125,000)	397,000

Comprehensive loss	$(11,844,000)	$(10,077,000)	$(5,973,000)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity

Balance at January 1, 2014	12,835,000	$123,000	$104,479,000	$(63,601,000)	$(106,000)	$(3,446,000)	$37,449,000

Net loss	-	-	-	(11,575,000)	-	-	(11,575,000)
Foreign currency translation adjustment	-	-	-	-	(263,000)	-	(263,000)
Unrealized loss on investments	-	-	-	-	(6,000)	-	(6,000)
Shares issued pursuant to exercise of stock options	126,000	1,000	459,000	-	-	-	460,000
Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(144,000)	(144,000)
Issuance of restricted stock	608,000	-	-	-	-	-	-
Forfeiture of restricted shares	(93,000)
Stock based compensation - restricted stock	-	-	787,000	-	-	-	787,000
Stock based compensation - options and performance shares	-	-	547,000	-	-	-	547,000

Balance at December 31, 2014	13,476,000	$124,000	$106,272,000	$(75,176,000)	$(375,000)	$(3,590,000)	$27,255,000

Net loss	-	-	-	(9,952,000)	-	-	(9,952,000)
Foreign currency translation adjustment	-	-	-	-	(140,000)	-	(140,000)
Unrealized loss on investments	-	-	-	-	15,000	-	15,000
Shares issued pursuant to exercise of stock options	568,000	5,000	2,235,000	-	-	-	2,240,000
Issuance of restricted stock	232,000	-	-	-	-	-	-
Forfeiture of restricted shares	(65,000)	-	-	-	-	-	-
Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(457,000)	(457,000)
Stock based compensation - restricted stock	-	-	1,325,000	-	-	-	1,325,000
Stock based compensation - options and performance shares	-	-	284,000	-	-	-	284,000

Balance at December 31, 2015	14,211,000	$129,000	$110,116,000	$(85,128,000)	$(500,000)	$(4,047,000)	$20,570,000

Net loss	-	-	-	(6,370,000)	-	-	(6,370,000)
Foreign currency translation adjustment	-	-	-	-	408,000	-	408,000
Unrealized loss on investments	-	-	-	-	(11,000)	-	(11,000)
Shares issued pursuant to exercise of stock options	20,000	-	70,000	-	-	-	70,000
Issuance of restricted stock	566,000	-	-	-	-	-	-
Forfeiture of restricted shares	(219,000)	-	-	-	-	-	-
Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(323,000)	(323,000)
Stock based compensation - restricted stock	-	-	908,000	-	-	-	908,000
Stock based compensation - options and performance shares	-	-	750,000	-	-	-	750,000

Balance at December 31, 2016	14,578,000	$129,000	$111,844,000	$(91,498,000)	$(103,000)	$(4,370,000)	$16,002,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2015	2016

Cash flows from operating activities:
Net loss	$(11,575,000)	$(9,952,000)	$(6,370,000)
Adjustments to reconcile net loss to cash used in operating activities:
Inventory reserve	122,000	186,000	205,000
Stock based compensation expense	1,334,000	1,609,000	1,658,000
Depreciation and amortization	2,216,000	718,000	685,000
Bad debt expense	853,000	326,000	117,000
Loss on settlement of finance receivable	441,000	-	-
Proceeds from sale of New Jersey net operating loss carryforward	63,000	-	-
Other non-cash items	18,000	106,000	2,000
Changes in:

Restricted cash	(3,000)	(1,000)	(1,000)
Accounts receivable	(6,293,000)	3,350,000	1,174,000
Proceeds from settlement of finance receivable	5,371,000	-	-
Financing receivables	2,535,000	943,000	832,000
Inventory	(1,218,000)	(1,086,000)	3,027,000
Prepaid expenses and other assets	(860,000)	(437,000)	(1,120,000)
Deferred costs	(491,000)	(1,166,000)	(3,758,000)
Deferred revenue	3,492,000	(347,000)	2,939,000
Accounts payable and accrued expenses	3,694,000	(1,151,000)	(1,874,000)

Net cash used in operating activities	(301,000)	(6,902,000)	(2,484,000)

Cash flows from investing activities:
Capital expenditures	(410,000)	(2,182,000)	(505,000)
Purchases of investments	(5,357,000)	(2,754,000)	(956,000)
Proceeds from the sale and maturities of investments	5,187,000	8,434,000	932,000

Net cash (used in) provided by investing activities	(580,000)	3,498,000	(529,000)

Cash flows from financing activities:
Borrowings under revolving credit facility	-	-	14,650,000
Repayments under revolving credit facility	-	-	(11,657,000)
Principal payments of capital lease obligation	(144,000)	(149,000)	-
Proceeds from exercise of stock options	460,000	2,006,000	70,000

Net cash provided by financing activities	316,000	1,857,000	3,063,000

Effect of foreign exchange rate changes on cash and cash equivalents	(43,000)	62,000	433,000
Net (decrease) increase in cash and cash equivalents	(608,000)	(1,485,000)	483,000
Cash and cash equivalents - beginning of period	6,582,000	5,974,000	4,489,000

Cash and cash equivalents - end of period	$5,974,000	$4,489,000	$4,972,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$29,000	$18,000	$175,000

Non-cash investing and financing activities include:
Shares withheld pursuant to stock issuance	$144,000	$457,000	$323,000
Unrealized (loss) gain on investments	$(6,000)	$15,000	$(11,000)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2016

NOTE 1 - DESCRIPTION OF BUSINESS AND LIQUIDITY

I.D. Systems, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our” or “us”) develop, market and sell wireless machine-to-machine (“M2M”) solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts, airport ground support equipment, rental vehicles and transportation assets, such as dry van trailers, refrigerated trailers, railcars and containers. The Company’s patented wireless asset management system addresses the needs of organizations to control, track, monitor and analyze their assets. Our cloud-based software application called I.D. Systems Analytics (“Analytics”), is designed to provide a single, integrated view of asset activity across multiple locations, generating enterprise-wide benchmarks and peer-industry comparisons to provide an even deeper layer of insights into asset operations. Analytics determines key performance indicators (“KPIs”) relating to the performance of managed assets. The Company’s solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, revenue, productivity and efficiency of their operations. The Company outsources its hardware manufacturing operations to contract manufacturers.

I.D. Systems, Inc. was incorporated in Delaware in 1993 and commenced operations in January 1994.

As of December 31, 2016, we had cash, cash equivalents and marketable securities of $6.9 million and working capital of $10.1 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments and available borrowing capacity under our revolving credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

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

Restricted cash at December 31, 2015 and 2016 consists of cash held in escrow for purchases from a vendor.

[E]	Investments:

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, corporate bonds, common stock and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. All of the Company’s investments are currently classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). The Company has classified as short-term those securities that mature within one year and common stock, and all other securities are classified as long-term. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. Net realized gains and losses from the sale of investment securities available for sale are included in “other income” in the consolidated statement of operations. Dividend and interest income are recognized when earned.

[F]	Accounts receivable:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable balances. In establishing the required allowance, management considers our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are net of an allowance for doubtful accounts in the amount of $1,512,000 and $341,000 in 2015 and 2016, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

The allowance for uncollectable minimum lease payments represents the Company’s best estimate of the amount of credit losses in the Company’s existing notes and sales-type lease receivable. The allowance is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2014, 2015 and 2016. The Company does not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes/leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest when it is probable that the Company will collect the remaining principal and interest of an impaired note/lease. Notes and leases become past due based on how recently payments have been received.

[H]	Revenue recognition:

The Company’s revenue is derived from: (i) sales of our industrial and rental fleet wireless asset management systems and services, which includes training and technical support; (ii) sales of our transportation asset management systems and spare parts sold to customers (for which title transfers on the date of customer receipt) and from the related communication services under contracts that generally provide for service over periods ranging from one to five years; (iii) post-contract maintenance, hosting and support agreements; and (iv) periodically, leasing arrangements.

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

The Company also enters into post-contract maintenance, hosting and support agreements for its wireless asset management systems. Revenue is recognized ratably over the service period and the cost of providing these services is expensed as incurred. Deferred revenue also includes prepayment of extended maintenance, hosting and support contracts.

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

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade name, patents, customer relationships and other intangible assets. The Company tests goodwill and other intangible assets annually, or when a triggering event occurs between annual impairment tests, to determine if impairment exists and if the use of indefinite lives is currently applicable. For purposes of the goodwill impairment test, the Company’s product lines are aggregated within one reporting unit. For the years ended December 31, 2014, 2015 and 2016, the Company has not incurred an impairment charge.

[N]	Product warranties:

The Company typically provides a one-year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[O]	Research and development:

Research and development costs are charged to expense as incurred and consists primarily of salaries and related expenses, supplies and contractor costs. Research and development costs were $6,649,000, $4,556,000 and $4,536,000 in 2014, 2015 and 2016, respectively.

[P]	Patent costs:

Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[Q]	Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. The Company did not make any contributions to the plan during the years ended December 31, 2014, 2015 and 2016.

[R]	Rent expense:

Expense related to the Company’s facilities leases is recorded on a straight-line basis over the respective lease terms. The difference between rent expense incurred and the amounts required to be paid in accordance with the lease term is recorded as deferred rent and is amortized over the lease term.

[S]	Stock-based compensation:

The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on grant date. The Company recorded stock-based compensation expense of $1,334,000, $1,609,000 and $1,658,000 for the years ended December 31, 2014, 2015 and 2016, respectively.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended December 31, 2014, 2015 and 2016, there was no such interest or penalty.

The Company files federal income tax returns and separate income tax returns in various states. For federal and certain states, the 2013 through 2016 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For certain other states, the 2012 through 2016 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

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

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2014, 2015 and 2016 amounted to $380,000, $455,000 and $510,000, respectively.

[W]	Commitments and contingencies:

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

[X]	Recently issued accounting pronouncements:

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU to the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which provides clarification on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 will be effective for fiscal periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of this ASU to the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This update standard is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this ASU to the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation” (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on the consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company does not expect the impact of adopting this standard to have a material impact on the consolidated financial statements.

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

NOTE 3 - INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, corporate bonds, common stock and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of December 31, 2015 and 2016, all of the Company’s investments are classified as available of sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the years ended December 31, 2014, 2015 and 2016, the Company reported unrealized losses of $(13,000), $(28,000) and $(5,000), respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale, classified by the contractual maturity date of the security as of December 31, 2016:

Fair Value

Due within one year	$115,000
Due one year through three years	1,301,000
Due after three years	198,000

$1,614,000

The cost, gross unrealized gains (losses) and fair value of available for sale, held-to-maturity and trading by major security type at December 31, 2015 and 2016 were as follows:

		Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$40,000	-	-	$40,000
Government agency bonds	50,000	-	-	50,000
Corporate bonds and commercial paper	25,000	-	-	25,000
Total investments - short term	115,000	-	-	115,000

Investments - long term
Available for sale
U.S. Treasury Notes	1,027,000	-	(7,000)	1,020,000
Government agency bonds	100,000	-	(1,000)	99,000
Corporate bonds and commercial paper	383,000	-	(3,000)	380,000

Total investments - long term	1,510,000	-	(11,000)	1,499,000

Total investments	$1,625,000	$-	$(11,000)	$1,614,000

		Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gain	Loss	Value
Investments - short term
Available for sale
Corporate bonds and commercial paper	$101,000	-	-	$101,000
U.S. Treasury Notes	100,000	-	-	100,000
Common stock	49,000	9,000	-	58,000

Total investments - short term	250,000	9,000	-	259,000

Marketable securities - long term
Available for sale
U.S. Treasury Notes	915,000	-	(6,000)	909,000
Government agency bonds	150,000	-	(1,000)	149,000

Corporate bonds and commercial paper	283,000	-	(2,000)	281,000

Total investments - long term	1,348,000	-	(9,000)	1,339,000

Total investments	$1,598,000	$9,000	$(9,000)	$1,598,000

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

At December 31, 2015 and 2016, the Company’s investments described above are classified as Level 1 for fair value measurement.

NOTE 4 - REVENUE RECOGNITION

The Company’s revenue is derived from: (i) sales of our industrial and rental fleet wireless asset management systems and services, which includes training and technical support; (ii) sales of our transportation asset management systems and spare parts sold to customers (for which title transfers on the date of customer receipt) and from the related communication services under contracts that generally provide for service over periods ranging from one to five years; (iii) post-contract maintenance, hosting and support agreements; and (iv) periodically, leasing arrangements. Amounts invoiced to customers which are not recognized as revenue are classified as deferred revenue, and classified as short-term or long-term based upon the terms of future services to be delivered.

Deferred revenue consists of the following:

	December 31,
	2015	2016

Deferred activation fees	$466,000	$385,000
Deferred revenue	489,000	230,000
Deferred maintenance and hosting revenue	3,377,000	3,049,000
Deferred remote asset management product revenue	9,992,000	13,599,000

	14,324,000	17,263,000
Less: Current portion	7,383,000	7,197,000

Deferred revenue - less current portion	$6,941,000	$10,066,000

During the years ended December 31, 2014, 2015 and 2016, the Company amortized deferred equipment revenue of $3,720,000, $5,373,000 and $5,258,000, respectively, to product revenue.

In April 2015, we entered into a development project with Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group. The Company recognized milestone revenue of $750,000 and $255,000 for the years ended December 31, 2015 and 2016, respectively, from the completion of milestones in accordance with the milestone method of revenue recognition. Milestone payments are recognized as revenue upon achievement of the milestone only if the following conditions are met: (i) there is substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (ii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iii) the milestone relates solely to past performance; and (iv) be reasonable in relation to the effort expended to achieve the milestone.

NOTE 5 - FINANCING RECEIVABLES

Financing receivables include notes and sales-type lease receivables from the sale of the Company’s products and services. Financing receivables consist of the following:

	December 31,
	2015	2016

Notes receivable	$1,000	$-
Present value of sales-type lease receivable	5,027,000	4,196,000
	5,028,000	4,196,000

Less: Current portion
Notes receivable	1,000	-
Present value of sales-type lease receivable	1,949,000	1,766,000
	1,950,000	1,766,000

Financing receivables - less current portion	$3,078,000	$2,430,000

Notes receivable relate to product financing arrangements that exceed one year and bear interest at approximately 10%. The notes receivable are collateralized by the equipment being financed. Amounts collected on the notes receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. Unearned interest income is amortized to interest income over the life of the notes using the effective-interest method. For the years ended December 31, 2015 and 2016, there were no sales of notes receivable.

On December 9, 2014, the Company entered into an agreement pursuant to which a finance receivable was converted into a one-time payment to the Company of approximately $5.4 million in cash. The Company recognized a loss of approximately $441,000 in the fourth quarter of 2014, reflecting a discount rate on the settlement of the finance receivable.

The present value of net investment in sales-type lease receivable is principally for three to five-year leases of the Company’s product and is reflected net of unearned income of $442,000 and $293,000 at December 31, 2015 and 2016, respectively, discounted at 1% - 26%.

Scheduled maturities of minimum lease payments outstanding as of December 31, 2016 are as follows:

Year ending December 31:

2017	$1,766,000
2018	1,230,000
2019	671,000
2020	422,000
2021	107,000

4,196,000
Less: Current portion	1,766,000
Total	$2,430,000

NOTE 6 - INVENTORIES

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method. Inventory is shown net of valuation reserves of $374,000 and $208,000 at December 31, 2016, respectively.

Inventories consist of the following:

	December 31,
	2015	2016

Components	$2,762,000	$1,183,000
Finished goods	4,390,000	2,737,000

	$7,152,000	$3,920,000

NOTE 7 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31,
	2015	2016

Equipment	$1,659,000	$1,678,000
Computer software and website development	5,398,000	5,874,000
Computer hardware	2,751,000	2,761,000
Furniture and fixtures	401,000	401,000
Automobiles	60,000	60,000
Leasehold improvements	181,000	181,000

	10,450,000	10,955,000
Accumulated depreciation and amortization	(7,331,000)	(7,880,000)

	$3,119,000	$3,075,000

The Company had expenditures of approximately $1,909,000 and $1,919,000 for computer equipment and software which had not been placed in service as of December 31, 2015 and 2016, respectively. Depreciation and amortization expense is not recorded for such assets until they are placed in service.

Depreciation and amortization expense for the years ended December 31, 2014, 2015 and 2016 was $1,129,000, $583,000 and $549,000, respectively. This includes amortization of costs associated with computer software and website development for the years ended December 31, 2014, 2015 and 2016 of $577,000, $156,000 and $165,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Enterprise Resource Planning (ERP) software, enhancements to the VeriWiseTM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (“GPS”)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $1,909,000 and $461,000 for such projects for the years ended December 31, 2015 and 2016, respectively. The Company placed in service $-0- and $450,000 for such projects for the years ended December 31, 2015 and 2016, respectively. The remaining software development and website development projects are expected to be placed in service during 2017.

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company, which include identifiable intangible assets from the acquisition of Didbox Ltd., PowerKey (the industrial vehicle monitoring products division of International Electronics, Inc. acquired by the Company in 2008) and AI as of December 31, 2015 and December 31, 2016:

December 31, 2016	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(948,000)	$541,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$1,654,000	$(948,000)	$706,000

December 31, 2015	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(812,000)	$677,000
Tradename	5	200,000	(200,000)	-
Non-competition agreement	3	234,000	(234,000)	-
Technology	5	50,000	(50,000)	-
Workforce	5	33,000	(33,000)	-
Customer relationships	5	4,499,000	(4,499,000)	-

		6,505,000	(5,828,000)	677,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,670,000	$(5,828,000)	$842,000

The Company tests the goodwill and other intangible assets on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. As of December 31, 2015 and 2016, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangibles.

The Company also determined that the use of indefinite lives for the customer list and remaining trademark and trade name remains applicable at December 31, 2015 and 2016, as the Company expects to continue to derive future benefits from these intangible assets.

Amortization expense for the years ended December 31, 2014, 2015 and 2016 was $1,087,000, $135,000 and $136,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

2017	135,000
2018	135,000
2019	135,000
2020	136,000
2021	-

There have been no changes in the carrying amount of goodwill from January 1, 2015 to December 31, 2016.

NOTE 9 - NET LOSS PER SHARE

	December 31,
Basic and diluted loss per share	2014	2015	2016

Net loss	$(11,575,000)	$(9,952,000)	$(6,370,000)

Weighted-average common shares outstanding - basic and diluted	12,098,000	12,614,000	12,984,000

Net loss per share - basic and diluted	$(0.96)	$(0.79)	$(0.49)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. For the years ended December 31, 2014, 2015 and 2016, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 2,943,000, 1,887,000 and 1,896,000, respectively, would have been anti-dilutive.

NOTE 10 - STOCK-BASED COMPENSATION

The Company adopted the 1999 Stock Option Plan, pursuant to which the Company had the right to grant stock awards and options to purchase up to 2,813,000 shares of common stock. The 1999 Stock Option Plan expired during 2009 and the Company cannot issue additional options under this plan.

The Company adopted the 2007 Equity Compensation Plan, pursuant to which, as amended, the Company may grant options to purchase up to an aggregate of 2,500,000 shares of common stock. There were 273,000 shares available for future issuance under the 2007 Equity Compensation Plan at December 31, 2016. The Company also adopted the 2009 Non-Employee Director Equity Compensation Plan, pursuant to which, as amended, the Company may grant options to purchase up to an aggregate of 600,000 shares of common stock. There were 34,000 shares available for future issuance under the 2009 Non-Employee Director Equity Compensation Plan at December 31, 2016. In June 2015, the Company adopted the 2015 Equity Compensation Plan (the “2015 Plan”) pursuant to which the Company may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 1,200,000 shares of common stock. There were 504,000 shares available for future issuance under the 2015 Plan at December 31, 2016.The plans are administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), which has the authority to determine, among other things, the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

On December 20, 2016, the Company and Kenneth Ehrman, its former Chief Executive Officer, entered into Amendment No. 2 to Severance Agreement, which amends the Severance Agreement dated September 22, 2009 (as amended, the “Ehrman Severance Agreement”). Under the terms of the Ehrman Severance Agreement, a pro-rata portion of Mr. Ehrman’s unvested stock options and restricted stock were partially vested based on the number of months elapsed since the date of grant as compared to the scheduled vesting date. Due to the modification of the terms of the stock option and restricted stock agreements, the Company recognized a $(26,000) reduction of stock-based compensation expense which is included in the stock option and restricted stock stock-based compensation expense.

On March 21, 2014, the Company and Jeffrey M. Jagid, its former Chief Executive Officer, entered into a Separation and General Release Agreement (the “Jagid Separation Agreement”). Under the terms of the Jagid Separation Agreement, the vesting of Mr. Jagid’s unvested stock options and restricted stock were accelerated and the term to exercise the stock options was extended to fifteen (15) months from March 2, 2014, the date of Mr. Jagid’s separation. Due to the modification of the terms of the stock option and restricted stock agreements, the Company recognized $327,000 of additional stock-based compensation expense in the first quarter of 2014 which is included in the stock option and restricted stock stock-based compensation expense.

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

[A] Stock options:

A summary of the status of the Company’s stock options as of December 31, 2014, 2015 and 2016 and changes during the years then ended, is presented below:

	2014		2015		2016
		Weighted -		Weighted -		Weighted -
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,790,000	$7.25	2,209,000	$6.84	1,212,000	$6.94
Granted	290,000	5.54	-	-	395,000	4.75
Exercised	(126,000)	3.65	(568,000)	3.95	(20,000)	3.44
Forfeited or expired	(745,000)	8.41	(429,000)	10.36	(344,000)	11.36

Outstanding at end of year	2,209,000	$6.84	1,212,000	$6.94	1,243,000	$5.08

Exercisable at end of year	1,620,000	$7.31	904,000	$7.40	822,000	$5.07

The following table summarizes information about stock options at December 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted -
		Average
		Remaining
Exercise	Number	Contractual	Weighted-Average	Number	Weighted-Average
Prices ($)	Outstanding	Life in Years	Exercise Price	Outstanding	Exercise Price

2.06 - 3.81	215,000	3	$3.19	215,000	$3.19
3.82 - 7.40	970,000	7	5.32	549,000	5.49
7.41 - 14.15	56,000	1	7.66	56,000	7.66
14.16 – 15.65	2,000	1	15.65	2,000	15.65

	1,243,000	6	$5.08	822,000	$5.07

	As of December 31, 2016
		Weighted Average Remaining
	Aggregate Intrinsic Value	Contractual Life in Years

Options outstanding	$748,000	6
Options exercisable	$578,000	4

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	December 31,
	2014	2015	2016

Expected volatility	44.4%	-	43.6%
Expected life of options	3.0 - 4.0 years	-	4.0 years
Risk free interest rate	1.2%	-	1.27%
Dividend yield	0%	-	0%
Weighted-average fair value of options granted during the year	$1.91	$-	$1.68

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

For the years ended December 31, 2014, 2015 and 2016, the Company recorded $540,000, $282,000 and $270,000, respectively, of stock-based compensation expense in connection with the stock option grants. The total intrinsic value of options exercised during the years ended December 31, 2014, 2015 and 2016 was $276,000, $1,524,000 and $33,000, respectively.

The fair value of options vested during the years ended December 31, 2014, 2015 and 2016 was $712,000, $505,000 and $280,000, respectively. As of December 31, 2016, there was $649,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.11 years.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2014, 2015 and 2016 is as follows:

		Weighted -
		Average
	Number of	Grant
	Non-vested	Date
	Shares	Fair Value

Non-vested at January 1, 2014	200,000	$5.08
Granted	608,000	5.68
Vested	(99,000)	5.06
Forfeited	(93,000)	5.02

Non-vested at December 31, 2014	616,000	$5.69
Granted	232,000	6.00
Vested	(210,000)	5.75
Forfeited	(63,000)	5.70

Non-vested at December 31, 2015	575,000	$5.79
Granted	271,000	4.80
Vested	(272,000)	5.34
Forfeited	(182,000)	5.72

Non-vested at December 31, 2016	392,000	$5.45

For the years ended December 31, 2014, 2015 and 2016, the Company recorded $787,000, $1,325,000 and $908,000 respectively, of stock-based compensation expense in connection with the restricted stock grants. As of December 31, 2016, there was $1,834,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.19 years.

[C] Performance Shares:

In June 2009, the Company granted performance shares to certain key employees pursuant to the 2007 Equity Compensation Plan, as amended. The issuance of the shares of the Company’s common stock underlying the performance shares is subject to the achievement of stock price targets of the Company’s common stock at the end of a three-year measurement period from the date of issuance, with the ability to achieve prorated performance shares during interim annual measurement periods. The annual measurement period is based on a trading-day average of the Company’s stock after the announcement of annual results. If the stock price performance triggers are not met, the performance shares will not vest and will automatically be returned to the plan. If the stock price performance triggers are met, then the shares will be issued to the employees. Under the applicable accounting guidance, stock compensation expense at the fair value of the shares expected to vest is recorded even if the aforementioned stock price targets are not met.

In January 2016, the Company granted performance shares to employees pursuant to the 2015 Plan. The shares are unvested at the time of grant and, upon vesting, there are no contractual restrictions on the shares. The vesting of the shares is subject to the achievement of performance goals during a two-year period from the date of issuance, with the ability to achieve prorated vesting of the shares during interim annual measurement periods. If the performance goals are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance goals are met, then the shares will be issued to the employees. The fair value of each share is based on the Company’s closing stock price on the date of the grant.

The following table summarizes the activity relating to the Company’s performance shares for the years ended December 31, 2014, 2015 and 2016:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Performance shares, non-vested, at January 1, 2014	34,000	$0.38
Granted	-	-
Vested	-	-
Forfeited	(16,000)	0.38
Performance shares, non-vested, at December 31, 2014	18,000	$0.38
Granted	-	-
Vested	-	-
Forfeited	(18,000)	0.38
Performance shares, non-vested, at December 31, 2015	-	-
Granted	295,000	$4.07
Vested	-	-
Forfeited	(34,000)	4.07

Performance shares, non-vested, December 31, 2016	261,000	$4.07

Stock-based compensation expense related to performance shares for years ended December 31, 2014 and 2015 was insignificant. The Company recorded stock-based compensation expense of $480,000 for the year ended December 31, 2016, in connection with the performance share grants. As of December 31, 2016, there was $528,000 of total unrecognized compensation cost related to non-vested performance shares. That cost is expected to be recognized over a weighted-average period of 1.05 years.

NOTE 11 - REVOLVING CREDIT FACILITY

On December 18, 2015 (the “Closing Date”), the Company and AI (collectively, the “Loan Parties”), entered into a loan and security agreement (the “Revolver”) with Siena Lending Group LLC. As of December 31, 2016, the Company had $2,993,000 outstanding under the Revolver with availability of $1,098,000.

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

Borrowings under the Revolver bear interest at a rate equal to the sum of 2.00% per annum plus the base rate as it is defined in the loan and security agreement governing the Revolver (the greater of (i) Prime Rate (ii) Federal Funds Rate plus 0.5%, or (iii) 3.25%), which was 5.75% at December 31, 2016. In addition, the Company is charged an unused line fee equal to 0.50% per annum on unused amounts of the revolving credit facility and a minimum borrowing fee equal to the excess, if any, of (i) interest which would have been payable in respect of each month if, at all time during such month, the principal balance of the Revolving Loans (as defined in the Revolver) was equal to $2,000,000 over (ii) the actual interest payable in respect of such month on the Revolving Loans.

The Loan Parties guarantee the payment obligations under the Revolver. Any borrowings are further secured by (i) certain equity interests owned or held by the Loan Parties and 65% of the voting stock of all present and future foreign subsidiaries of the Loan Parties and (ii) substantially all of the tangible and intangible personal property and assets of the Loan Parties.

The Revolver contains a financial covenant regarding liquidity which requires the Loan Parties to maintain a minimum liquidity of (a) $3,500,000 from the Closing Date through and including January 31, 2016 and (b) $4,000,000 on February 1, 2016 or at any time thereafter. The Revolver also includes customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, ability to amend our organizational documents. Any failure to comply with such covenants could lead to an acceleration of our obligations under the Revolver. The Company is in compliance with the covenants under the Revolver as of December 31, 2016.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2015	2016

Accounts payable	$8,026,000	$6,195,000
Accrued warranty	614,000	472,000
Accrued severance	-	609,000
Accrued compensation	418,000	297,000
Other current liabilities	115,000	49,000

	$9,173,000	$7,622,000

Included in accounts payable and accrued expenses at December 31, 2016 is accrued severance of $609,000 to Kenneth Ehrman and Norman L. Ellis, the former Chief Executive Officer and Chief Operating Officer of the Company, respectively. The accrued severance was payable in equal monthly installments of approximately $62,000.

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2015 and 2016.

The following table summarizes warranty activity during the years ended December 31, 2015 and 2016:

	Year Ended
	2015	2016

Accrued warranty reserve, beginning of year	$942,000	$614,000
Accrual for product warranties issued	550,000	431,000
Product replacements and other warranty expenditures	(300,000)	(252,000)
Expiration of warranties	(578,000)	(321,000)

Accrued warranty reserve, end of period	$614,000	$472,000

NOTE 13 - CAPITAL LEASE OBLIGATION

In September 2013, the Company acquired certain computer equipment pursuant to a capital lease obligation. During the lease term which expired in December 2015, the Company was required to make monthly payments of approximately $14,000, including interest at an annual rate of 12.82%.

NOTE 14 - CONCENTRATION OF CUSTOMERS

One customer accounted for 18% the Company’s revenue during the year ended and as of December 31, 2016 and one customer accounted for 12% of the Company’s accounts receivable as of December 31, 2016.

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

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the years ended December 31, 2014 through 2016. As of December 31, 2016, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $ 4.33 per share.

[C]	Shares withheld:

During the year ended December 31, 2016, 67,000 shares of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $323,000.

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

The accumulated balances for each classification of other comprehensive loss are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2014	$(97,000)	$(9,000)	$(106,000)
Net current period change	(263,000)	(6,000)	(269,000

Balance at December 31, 2014	(360,000)	$(15,000)	$(375,000)

Net current period change	(140,000)	15,000)	(125,000)

Balance at December 31, 2015	(500,000)	$-	(500,000)

Net current period change	408,000	(11,000)	397,000

Balance at December 31, 2016	$(92,000)	$(11,000)	(103,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income or loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign currency financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation (losses) gains of $(263,000), $(140,000), $408,000 at December 31, 2014, 2015 and 2016, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity. Effective December 1, 2015, the intercompany transactions with IDS GmbH are not considered of a long-term investment nature and the effect of the exchange rate changes on the intercompany transactions are included selling, general and administrative expenses in the Consolidated Statement of Operations.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transaction losses for the years ended December 31, 2014, 2015 and 2016 of $(56,000), $(60,000) and $(437,000), respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

NOTE 17 - INCOME TAXES

At December 31, 2016, the Company had an aggregate net operating loss carryforward of approximately $74,502,000 for U.S. federal income tax purposes, of which $7,848,000 relates to excess benefits from stock option exercises for which there were no compensation charges for financial reporting. The Company has not included this amount in deferred tax assets. At December 31, 2016, the Company had an aggregate net operating loss carryforward of approximately $48,249,000 for state income tax purposes and a foreign net operating loss carryforward of approximately $2,677,000. Substantially all of the net operating loss carryforwards expire from 2020 through 2036 for federal purposes and from 2017 through 2036 for state purposes. The net operating loss carryforwards may be limited to use in any particular year based on Internal Revenue Code (“IRC”) Section 382 related to change of ownership restrictions. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on long-term bond rates and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. In addition, future stock issuances may subject the Company to further limitations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

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

At December 31, 2016, the Company has New Jersey net operating loss carryforwards (“NJ NOLs”) in the approximate amount of $29,713,000 expiring through 2036, which are available to reduce future earnings which would otherwise be subject to state income tax. In 2013, the Company received approval for the sale of approximately $10.3 million of NJ NOLs, subject to a 7.4% seller’s allocation factor ($760,000, net) for approximately $63,000. As such, the Company reversed the valuation allowance related to these NJ NOLs in 2013. In January 2014, the Company received approximately $63,000 in cash proceeds.

The Company has net deferred tax assets of approximately $29,466,000 and $31,753,000 at December 31, 2015 and 2016, respectively. The increase in the deferred tax asset is primarily attributable to the net operating losses. The Company had other temporary differences between financial and tax reporting for stock-based compensation, fixed asset depreciation expense, deferred revenue, deferred expenses, bad debt reserves, inventory reserves, warranty reserves and acquisition-related expenses.

The Company has elected to use the incremental approach for financial statement purposes. Under this approach, the Company will utilize net operating loss carryforwards before utilizing excess benefit from exercise of options during the current year. The Company has provided a valuation allowance against the full amount of its deferred tax asset. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. The valuation allowance increased in 2014, 2015 and 2016 by $3,845,000, $4,148,000 and $2,287,000, respectively.

Loss before income taxes consists of the following:

	Year Ended December 31,
	2014	2015	2016

U.S. operations	$(11,650,000)	$(9,216,000)	$(5,547,000)
Foreign operations	75,000	(736,000)	(823,000)

	$(11,575,000)	$(9,952,000)	$(6,370,000)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations is attributable to the following:

	Year Ended December 31,
	2014	2015	2016

Income tax benefit at the federal statutory rate	$(3,936,000)	$(3,384,000)	$(2,166,000)
State and local income taxes, net of effect on federal taxes	(919,000)	(791,000)	(848,000)
Increase (decrease) in valuation allowance	3,845,000	4,148,000	2,287,000
Incentive stock options/forfeitures	331,000	(104,000)	624,000
Expiration and adjustment on sale of state net operating loss	564,000	-	-
Permanent differences and other	115,000	131,000	103,000

	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2016 are presented below:

	December 31,
	2015	2016

Deferred tax assets:
Net operating loss carryforwards	$22,865,000	$25,999,000
Stock-based compensation	1,316,000	888,000
Deferred revenue	5,263,000	7,277,000
Intangibles, amortization	1,126,000	1,035,000
Inventories	273,000	178,000
Acquisition related expenses	342,000	328,000
Bad debt reserve	635,000	153,000
Other deductible temporary differences	481,000	693,000

Total gross deferred tax assets	32,301,000	36,551,000
Less: Valuation allowance	(29,466,000)	(31,753,000)

	2,835,000	4,798,000
Deferred tax liabilities:
Deferred expenses	(2,790,000)	(4,715,000)
Fixed assets, depreciation	(45,000)	(83,000)

	(2,835,000)	(4,798,000)

Net deferred tax assets	$-	$-

NOTE 18 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, IDS GmbH, and United Kingdom subsidiary, IDS Ltd, are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for IDS GmbH included in the Consolidated Statement of Operations are as follows:

	Year Ended December 31,
	2014	2015	2016

Net revenue	$4,194,000	$1,212,000	$1,852,000

Net (loss) income	618,000	(303,000)	211,000

Total assets of IDS GmbH were $2,549,000 and $1,012,000 as of December 31, 2015 and 2016, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the consolidated statement of operations are as follows:

	Year Ended December 31,
	2014	2015	2016

Net revenue	$380,000	$434,000	$296,000

Net loss	(543,000)	(433,000)	(612,000)

Total assets of IDS Ltd were $1,317,000 and $1,130,000 as of December 31, 2015 and 2016, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

NOTE 19 - REDUCTION IN WORK FORCE

The Company entered into a Separation and General Release Agreement (the “Ellis Separation Agreement”) with Norman L. Ellis, its former Chief Operating Officer, on December 16, 2016 and Amendment No. 2 to Severance Agreement (together with the Ellis Separation Agreement, the “Separation Agreements”) with Kenneth Ehrman, its former Chief Executive Officer, on December 20, 2016. Under the terms of the Separation Agreements, the Company recognized severance costs of $637,000 which are included in selling, general and administrative expenses in the consolidated statement of operations for 2016.

On July 31, 2015, the Company eliminated 27 positions, representing approximately 20% of our total personnel. In order to earn a severance payment, affected employees were required to execute a general release agreement. Total severance costs incurred during the year ended December 31, 2015 were $280,000, of which $30,000 is included in research and development expenses and $250,000 is included in selling, general and administrative expenses in the consolidated statement of operations for 2015. As of December 31, 2015, these costs have been paid.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Except for normal operating leases, the Company is not currently subject to any material commitments.

[A]	Contingencies:

The Company is not currently subject to any material commitments and legal proceedings, nor, to management’s knowledge, is any material legal proceeding threatened against the Company.

[B]	Severance agreements:

The Company entered into severance agreements with two of its executive officers. The severance agreements, each of which is substantially identical in form, provide each executive with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” as defined in the severance agreements. As a condition to the Company’s obligations under the severance agreements, each executive has executed and delivered to the Company a restrictive covenants agreement.

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

The Company entered into the Ellis Separation Agreement on December 16, 2016 and amended the Ehrman Severance Agreement on December 20, 2016. Under the terms of the Separation Agreements, the Company recognized severance costs of $637,000 which are included in selling, general and administrative expenses. In addition, a pro-rata portion of Mr. Ehrman’s unvested stock options and restricted stock were partially vested based on the number of months elapsed since the date of grant as compared to the scheduled vesting date. Due to the modification of the terms of the stock option and restricted stock agreements, the Company recognized a $(26,000) reduction of stock-based compensation expense which is included in the stock option and restricted stock stock-based compensation expense.

On March 21, 2014, the Company and Jeffrey M. Jagid, its former Chief Executive Officer, entered into the Jagid Separation Agreement. Under the terms of the Jagid Separation Agreement, the Company recognized severance costs of $523,000 in the first quarter of 2014 which are included in selling, general and administrative expenses. In addition, the vesting of Mr. Jagid’s unvested stock options and restricted stock were accelerated and the term to exercise the stock options was extended to fifteen (15) months from March 2, 2014, the date of Mr. Jagid’s separation from the Company. Due to the modification of the terms of the stock option and restricted stock agreements, the Company recognized $327,000 of additional stock-based compensation expense in the first quarter of 2014.

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

Year Ending December 31,

2017	$866,000
2018	882,000
2019	888,000
2020	893,000
2021	150,000
Thereafter	-

$3,679,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases was approximately $805,000, $860,000 and $1,057,000 for the years ended December 31, 2014, 2015 and 2016, respectively.

NOTE 21 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial data for each quarter for the years ended December 31, 2015 and 2016. We believe the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$6,282,000	$4,918,000	$4,561,000	$5,605,000
Services	4,195,000	3,986,000	3,654,000	3,621,000

	10,477,000	8,904,000	8,215,000	9,226,000

Cost of revenues:
Cost of products	4,186,000	3,142,000	3,018,000	3,690,000
Cost of services	1,093,000	1,037,000	1,195,000	1,167,000

	5,279,000	4,179,000	4,213,000	4,857,000

Gross Profit	5,198,000	4,725,000	4,002,000	4,369,000

Selling, general and administrative expenses	4,786,000	5,019,000	4,984,000	5,337,000
Research and development expenses	1,130,000	1,192,000	1,098,000	1,116,000
Other income, net	20,000	(11,000)	(12,000)	1,000

Net loss	$(698,000)	$(1,497,000)	$(2,092,000)	$(2,083,000)

Net loss per share - basic and diluted	$(0.05)	$(0.12)	$(0.16)	$(0.16)

	Year Ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$6,871,000	$4,993,000	$6,947,000	$5,720,000
Services	4,249,000	4,933,000	3,634,000	4,437,000

	11,120,000	9,926,000	10,581,000	10,157,000

Cost of revenues:
Cost of products	5,223,000	3,491,000	4,929,000	4,375,000
Cost of services	1,949,000	2,309,000	1,296,000	1,189,000

	7,172,000	5,800,000	6,225,000	5,564,000

Gross Profit	3,948,000	4,126,000	4,356,000	4,593,000

Selling, general and administrative expenses	6,769,000	6,225,000	5,207,000	4,549,000
Research and development expenses	1,229,000	1,120,000	1,114,000	1,093,000
Other income, net	105,000	77,000	70,000	79,000

Net loss	$(3,945,000)	$(3,142,000)	$(1,895,000)	$(970,000)

Net loss per share - basic and diluted	$(0.32)	$(0.25)	$(0.15)	$(0.08)

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

As of December 31, 2016, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2016, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2017 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

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

Item 11. Executive Compensation

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2017 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2017 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2016:

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining
available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price	(excluding securities
	warrants	of outstanding options,	reflected
	and rights	warrants and rights	under column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	1,176,000	$5.07	811,000

Total	1,176,000	$5.07	811,000

(1)	These plans consist of the Company’s 1999 Stock Option Plan, 2007 Equity Compensation Plan, 2009 Non-Employee Director Equity Compensation Plan and 2015 Equity Compensation Plan, which were our only equity compensation plans under which awards were outstanding as of December 31, 2016. Each of our 1999 Stock Option Plan and 1999 Director Option Plan expired in 2009, and no additional awards may be granted thereunder.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2017 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

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

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2017 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:

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

(3) Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

2.1	Membership Interest Purchase Agreement, dated as of January 7, 2010, by and among I.D. Systems, Inc., General Electric Capital Corporation and GE Asset Intelligence, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on January 13, 2010).

3.1.1	Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.3	Certificate of Correction to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.4	Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).

3.2.1	Restated By-Laws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.2.2	Amendment No. 1 to Restated Bylaws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 8, 2016).

4.1	Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

10.1	1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.3.1	1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.3.2	Amendment, dated March 15, 2012, to 1999 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.4	I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-185085) filed with the SEC on November 21, 2012).*

10.5.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.5.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.6	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).*

10.7	Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Jeffrey Jagid (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.8	Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9	Severance Agreement, dated September 11, 2009, by and between the Company and Kenneth Ehrman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.10	Amendment to Severance Agreement, dated as of June 20, 2013, between I.D. Systems, Inc. and Kenneth Ehrman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2013 (File No. 001-15087) filed with the SEC on August 14, 2013).*

10.11	Amendment No. 2 to Severance Agreement, dated as of December 20, 2016, between I.D. Systems, Inc. and Kenneth Ehrman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 21, 2016).*

10.12	Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.13	Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2010 (File No. 001-15087) filed with the SEC on May 17, 2010).

10.14	Severance Agreement, dated December 14, 2010, by and between the Company and Darryl Miller (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of I.D. Systems, Inc. for the fiscal year ended December 31, 2010 (File No. 001-15087) filed with the SEC on March 31, 2011).*

10.15	Separation and General Release Agreement, dated as of July 19, 2013, between I.D. Systems, Inc. and Darryl Miller (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2013 (File No. 001-15087) filed with the SEC on November 14, 2013).*

10.16	Separation and General Release Agreement, dated as of March 21, 2014, between Jeffrey M. Jagid and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.17	Severance Agreement, dated as of March 27, 2014, between Brett Kilpatrick and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.18	Offer Letter, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.19	Stock Option Grant Agreement, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.20	Employment Offer Letter, dated December 6, 2016, between I.D. Systems, Inc. and Chris A. Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 8, 2016).*

10.21	Separation and General Release Agreement, dated December 16, 2016, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 19, 2016).*

10.22	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.23	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.24	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.25	Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.26	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.27	Lease Agreement, dated April 9, 2015, between I.D. Systems, Inc. and GP Park II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on April 10, 2015).

10.28	Loan and Security Agreement, dated as of December 18, 2015, among I.D. Systems, Inc. and Asset Intelligence, LLC, as Borrowers, Siena Lending Group LLC and the other loan party obligors party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 23, 2015).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

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

Date: March 29, 2017

I.D. SYSTEMS, INC.

By:	/s/ Chris A. Wolfe
Chris A. Wolfe
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris A. Wolfe	Chief Executive Officer	March 29, 2017
Chris A. Wolfe	(Principal Executive Officer)

/s/ Ned Mavrommatis	Chief Financial Officer	March 29, 2017
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Kenneth Brakebill	Director	March 29, 2017
Kenneth Brakebill

/s/ Michael Brodsky	Director	March 29, 2017
Michael Brodsky

/s/ Michael Casey	Director	March 29, 2017
Michael Casey

/s/ Ron Konezny	Director	March 29, 2017
Ron Konezny

I.D. SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Inventory reserve

Year ended December 31, 2016	$374	$205	(371)	$208

Year ended December 31, 2015	$1,424	$186	(1,236)	$374

Year ended December 31, 2014	$2,256	$122	(954)	$1,424

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	to Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Allowance for doubtful accounts

Year ended December 31, 2016	$1,512	$117	(1,288)	$341

Year ended December 31, 2015	$1,434	$326	(248)	$1,512

Year ended December 31, 2014	$955	$853	(374)	$1,434

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	to Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Warranty reserve

Year ended December 31, 2016	$614	$110	(252)	$472

Year ended December 31, 2015	$942	$(28)	(300)	$614

Year ended December 31, 2014	$522	$638	(218)	$942

INDEX TO EXHIBITS

2.1	Membership Interest Purchase Agreement, dated as of January 7, 2010, by and among I.D. Systems, Inc., General Electric Capital Corporation and GE Asset Intelligence, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on January 13, 2010).

3.1.1	Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.3	Certificate of Correction to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.4	Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).

3.2.1	Restated By-Laws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.2.2	Amendment No. 1 to Restated Bylaws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 8, 2016).

4.1	Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

10.1	1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.3.1	1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.3.2	Amendment, dated March 15, 2012, to 1999 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.4	I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-185085) filed with the SEC on November 21, 2012).*

10.5.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.5.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.6	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).*

10.7	Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Jeffrey Jagid (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.8	Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9	Severance Agreement, dated September 11, 2009, by and between the Company and Kenneth Ehrman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.10	Amendment to Severance Agreement, dated as of June 20, 2013, between I.D. Systems, Inc. and Kenneth Ehrman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2013 (File No. 001-15087) filed with the SEC on August 14, 2013).*

10.11	Amendment No. 2 to Severance Agreement, dated as of December 20, 2016, between I.D. Systems, Inc. and Kenneth Ehrman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 21, 2016).*

10.12	Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.13	Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2010 (File No. 001-15087) filed with the SEC on May 17, 2010).

10.14	Severance Agreement, dated December 14, 2010, by and between the Company and Darryl Miller (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of I.D. Systems, Inc. for the fiscal year ended December 31, 2010 (File No. 001-15087) filed with the SEC on March 31, 2011).*

10.15	Separation and General Release Agreement, dated as of July 19, 2013, between I.D. Systems, Inc. and Darryl Miller (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2013 (File No. 001-15087) filed with the SEC on November 14, 2014).*

10.16	Separation and General Release Agreement, dated as of March 21, 2014, between Jeffrey M. Jagid and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.17	Severance Agreement, dated as of March 27, 2014, between Brett Kilpatrick and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.18	Offer Letter, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.19	Stock Option Grant Agreement, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.20	Employment Offer Letter, dated December 6, 2016, between I.D. Systems, Inc. and Chris A. Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 8, 2016).*

10.21	Separation and General Release Agreement, dated December 16, 2016, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 19, 2016).*

10.22	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.23	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.24	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.25	Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.26	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.27	Lease Agreement, dated April 9, 2015, between I.D. Systems, Inc. and GP Park II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on April 10, 2015).

10.28	Loan and Security Agreement, dated as of December 18, 2015, among I.D. Systems, Inc. and Asset Intelligence, LLC, as Borrowers, Siena Lending Group LLC and the other loan party obligors party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 23, 2015).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

