Form 10-Q
period 2017-03-31
ID SYSTEMS INC
filed 2017-05-12
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ] No [X]

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on May 11, 2017 was 14,076,667.

INDEX

I.D. Systems, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2016*	March 31, 2017
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,972,000	$6,667,000
Restricted cash	305,000	305,000
Investments - short term	115,000	136,000
Accounts receivable, net of allowance for doubtful accounts of $341,000 and $257,000 in 2016 and 2017, respectively	9,585,000	9,453,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2016 and 2017	1,766,000	1,738,000
Inventory, net	3,920,000	3,096,000
Deferred costs - current	3,750,000	4,542,000
Prepaid expenses and other current assets	3,495,000	3,106,000

Total current assets	27,908,000	29,043,000

Investments - long term	1,499,000	1,467,000
Financing receivables - less current portion	2,430,000	2,101,000
Deferred costs - less current portion	6,638,000	5,693,000
Fixed assets, net	3,075,000	3,021,000
Goodwill	1,837,000	1,837,000
Intangible assets, net	706,000	673,000
Other assets	153,000	165,000

	$44,246,000	$44,000,000

LIABILITIES
Current liabilities:
Short-term borrowings	$2,993,000	$1,267,000
Accounts payable and accrued expenses	7,622,000	6,452,000
Deferred revenue - current	7,197,000	11,095,000

Total current liabilities	17,812,000	18,814,000

Deferred rent	366,000	351,000
Deferred revenue - less current portion	10,066,000	9,073,000

	28,244,000	28,238,000
Commitments and Contingencies (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 14,578,000 and 14,921,000 shares issued at December 31, 2016 and March 31, 2017, respectively; shares outstanding, 13,767,000 and 14,073,000 at December 31, 2016 and March 31, 2017, respectively	129,000	132,000
Additional paid-in capital	111,844,000	113,719,000
Accumulated deficit	(91,498,000)	(93,384,000)
Accumulated other comprehensive loss	(103,000)	(119,000)
Treasury stock; 811,000 and 848,000 common shares at cost at December 31, 2016 and March 31, 2017, respectively	(4,370,000)	(4,586,000)

Total stockholders’ equity	16,002,000	15,762,000
Total liabilities and stockholders’ equity	$44,246,000	$44,000,000

*Derived from audited balance sheet as of December 31, 2016.

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2017
Revenue:
Products	$6,282,000	$4,334,000
Services	4,195,000	3,665,000
	10,477,000	7,999,000

Cost of revenue:
Cost of products	4,186,000	2,815,000
Cost of services	1,093,000	1,034,000
	5,279,000	3,849,000
Gross profit	5,198,000	4,150,000
Operating expenses:
Selling, general and administrative expenses	4,786,000	4,782,000
Research and development expenses	1,130,000	1,238,000
	5,916,000	6,020,000
Loss from operations	(718,000)	(1,870,000)
Interest income	77,000	56,000
Interest expense	(57,000)	(73,000)
Other income, net	-	1,000
Net loss	$(698,000)	$(1,886,000)
Net loss per share - basic and diluted	$(0.05)	$(0.14)
Weighted average common shares outstanding - basic and diluted	12,894,000	13,261,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2016	2017

Net loss	$(698,000)	$(1,886,000)

Other comprehensive (loss) income:

Unrealized gain on investments	15,000	4,000

Reclassification of net realized investment losses (gains) included in net loss	-	-

Foreign currency translation adjustment	48,000	(20,000)

Total other comprehensive (loss) income	63,000	(16,000)

Comprehensive loss	$(635,000)	$(1,902,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity

Balance at December 31, 2016	14,578,000	$129,000	$111,844,000	$(91,498,000)	$(103,000)	$(4,370,000)	$16,002,000

Net loss	-	-	-	(1,886,000)	-	-	(1,886,000)
Foreign currency translation adjustment	-	-	-	-	(20,000)	-	(20,000)
Unrealized gain on investments	-	-	-	-	4,000	-	4,000

Shares issued pursuant to exercise of stock options	248,000	3,000	1,162,000				1,165,000
Issuance of restricted stock	145,000	-	-	-	-	-	-

Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(216,000)	(216,000)
Forfeiture of restricted shares	(50,000)
Stock based compensation - restricted stock	-	-	443,000	-	-	-	443,000

Stock based compensation - options and performance shares	-	-	270,000	-	-	-	270,000

Balance at March 31, 2017	14,921,000	$132,000	$113,719,000	$(93,384,000)	$(119,000)	$(4,586,000)	$15,762,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2017
Cash flows from operating activities:

Net loss	$(698,000)	$(1,886,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt (recovery) expense	(126,000)	93,000
Stock-based compensation expense	522,000	713,000
Depreciation and amortization	177,000	159,000
Inventory reserve	60,000	90,000
Other non-cash items	49,000	(15,000)
Changes in:
Accounts receivable	(394,000)	47,000
Financing receivables	(126,000)	357,000
Inventory	1,595,000	734,000
Prepaid expenses and other assets	329,000	377,000
Deferred costs	(443,000)	153,000
Deferred revenue	385,000	2,905,000
Accounts payable and accrued expenses	(1,472,000)	(1,386,000)
Net cash (used in) provided by operating activities	(142,000)	2,341,000
Cash flows from investing activities:
Capital expenditures	(167,000)	(72,000)
Purchase of investments	(282,000)	(204,000)
Proceeds from the sale and maturities of investments	271,000	217,000
Net cash used in investing activities	(178,000)	(59,000)
Cash flows from financing activities:
Borrowings under revolving credit facility	-	9,855,000
Repayments under revolving credit facility	-	(11,581,000)
Proceeds from exercise of stock options	1,000	1,165,000
Net cash provided by (used in) financing activities	1,000	(561,000)
Effect of foreign exchange rate changes on cash and cash equivalents	(27,000)	(26,000)
Net (decrease) increase in cash and cash equivalents	(346,000)	1,695,000
Cash and cash equivalents - beginning of period	4,489,000	4,972,000
Cash and cash equivalents - end of period	$4,143,000	$6,667,000
Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	31,000	43,000
Noncash investing and financing activities:
Unrealized gain on investments	$15,000	$4,000
Value of shares withheld pursuant to stock issuance	$65,000	$216,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

Basis of Presentation and Liquidity

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“IDS GmbH”) and I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“IDS Ltd”) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2017, the consolidated results of its operations for the three-month periods ended March 31, 2016 and 2017, the consolidated change in stockholders’ equity for the three-month period ended March 31, 2017 and the consolidated cash flows for the three-month periods ended March 31, 2016 and 2017. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year then ended.

As of March 31, 2017, we had cash (including restricted cash), cash equivalents and marketable securities of $8.6 million and working capital of $10.2 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments and available borrowing capacity under our revolving credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities, although we had positive cash flows in the current quarter, to fund its operations.

We believe our available working capital, anticipated level of future revenues from the direct sales strategy which focuses on large enterprise customers, expected cost savings from expense reduction initiatives implemented in the fourth quarter of 2016, the expected cash flows from operations and available borrowings under the revolving credit facility will provide sufficient funds to cover our capital requirements for at least the next twelve months.

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

NOTE 4 - INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds and corporate bonds, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of December 31, 2016 and March 31, 2017, all of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three-month periods ended March 31, 2016 and 2017, the Company reported unrealized gains of $15,000 and $4,000, respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year and common stock. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment in debt securities designated as available for sale classified by the contractual maturity date of the security as of March 31, 2017:

Fair Value

Due within one year	$136,000
Due one year through three years	1,328,000
Due after three years	139,000

$1,603,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2016 and March 31, 2017 are as follows:

		Unrealized	Unrealized	Fair
March 31, 2017 (Unaudited)	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$41,000	-	-	$41,000
Government agency bonds	50,000	-	-	50,000
Corporate bonds and commercial paper	45,000	-	-	45,000

Total investments - short term	136,000	-	-	136,000

Investments - long term
Available for sale
U.S. Treasury Notes	1,017,000	-	(4,000)	1,013,000
Government agency bonds	100,000	-	(1,000)	99,000
Corporate bonds and commercial paper	357,000	-	(2,000)	355,000

Total investments - long term	1,474,000	-	(7,000)	1,467,000

Total investments	$1,610,000	$-	$(7,000)	$1,603,000

		Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$40,000	-	-	$40,000
Government agency bonds	50,000	-	-	50,000
Corporate bonds and commercial paper	25,000	-	-	25,000
Total investments - short term	115,000	-	-	115,000

Investments - long term
Available for sale
U.S. Treasury Notes	1,027,000	-	(7,000)	1,020,000
Government agency bonds	100,000	-	(1,000)	99,000
Corporate bonds and commercial paper	383,000	-	(3,000)	380,000

Total investments - long term	1,510,000	-	(11,000)	1,499,000

Total investments	$1,625,000	$-	$(11,000)	$1,614,000

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

As of December 31, 2016 and March 31, 2017, all of the Company’s investments are classified as Level 1 fair value measurements.

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

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. The Company amortized and recognized $1,404,000 and $1,522,000 of deferred equipment revenue during the three-month periods ended March 31, 2016 and 2017, respectively.

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

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2016 and March 31, 2017, unbilled receivables were $-0-.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the Condensed Consolidated Statements of Operations.

In April 2015, the Company entered into a development project with Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group (“Avis”). The Company recognized milestone revenue of $255,000 for the three-month period ended March 31, 2016 from the completion of milestones in accordance with the milestone method of revenue recognition. Milestone payments are recognized as revenue upon achievement of the milestone only if the following conditions are met: (i) there is substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (ii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iii) the milestone relates solely to past performance; and (iv) the milestone is reasonable in relation to the effort expended to achieve the milestone. This development project was completed during 2016.

On March 18, 2017 (the “SOW#4 Effective Date”), the Company entered into a statement of work (the “SOW#4”) with ABCR for the Company’s cellular-enabled rental fleet car management system (the “System”). The SOW#4 provides for a period of exclusivity commencing on the SOW#4 Effective Date and ending fourteen months after the SOW#4 Effective Date, which may be extended in six-month increments by Avis under certain conditions. Avis has the right to cancel or accept the System and pay a lower price if the System cannot retrieve the necessary vehicle data from twenty-five makes and models six months after the SOW#4 Effective Date.

Pursuant to the SOW#4, the Company will also provide ABCR with services for ongoing maintenance and support of the System (“Maintenance Services”) for an initial period of sixty months from installation of the equipment. ABCR has the option to renew such period for an additional twelve months upon its expiry, and then after such 12-month period, ABCR can purchase additional Maintenance Services on a month-to-month basis (during which ABCR can terminate the Maintenance Services) for up to forty-eight additional months.

ABCR has agreed to pay approximately $21,270,000 to the Company for the System and maintenance and support services which cover 50,000 units. ABCR has an option to purchase additional units. Under the terms of the SOW#4, the Company is entitled to an upfront payment of $3,290,000, which is comprised of a $2,000,000 initial payment for the units to be delivered, $902,000 for development of additional system enhancements and $388,000 for production readiness development. The Company invoiced the upfront payment which is included in accounts receivable and current deferred revenue at March 31, 2017. If ABCR exercises its right to terminate the agreement if the System is not able to retrieve the necessary vehicle date from twenty-five makes and models six months after the SOW#4 Effective Date, approximately $1,785,000 of the upfront payment for the units would be refundable. There was $-0- revenue recognized for SOW#4 during the three-month period ended March 31, 2017.

The SOW#4 may be terminated by ABCR for cause (which is generally the Company’s material breach of its obligations under the SOW#4), for convenience (subject to a termination fee), upon a material adverse change to the Company, or for intellectual property infringement. The Company does not have the right to unilaterally terminate the SOW#4. In the event that ABCR terminates the SOW#4, then ABCR would be liable to the Company for the net present value of all future remaining charges under the SOW#4 at a negotiated discount rate per annum, with the payment due on the effective date of termination.

Deferred revenue consists of the following:

	December 31, 2016	March 31, 2017
		(Unaudited)

Deferred activation fees	$385,000	$384,000
Deferred revenue	230,000	3,384,000
Deferred maintenance and hosting revenue	3,049,000	2,914,000
Deferred remote asset management product revenue	13,599,000	13,486,000

	17,263,000	20,168,000
Less: Current portion	7,197,000	11,095,000

Deferred revenue - less current portion	$10,066,000	$9,073,000

NOTE 6 - FINANCING RECEIVABLES

Financing receivables consists of sales-type lease receivables from the sale of the Company’s products and services. The present value of net investment in sales-type lease receivable is principally for three- to five-year leases of the Company’s products and is reflected net of unearned income of $293,000 and $249,000 at December 31, 2016 and March 31, 2017, respectively, at a weighted-average discount rate of 5%.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of March 31, 2017 are as follows:

Year ending December 31:

April - December 2017	$1,300,000
2018	1,264,000
2019	701,000
2020	443,000
2021	126,000
Thereafter	5,000

3,839,000
Less: Current portion	1,738,000

Sales-type lease receivable - less current portion	$2,101,000

The allowance for doubtful accounts represents the Company’s best estimate of the amount of credit losses in the Company’s existing sales-type lease receivables. The allowance for doubtful accounts is determined on an individual lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers its customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the lease’s effective interest rate. There were no impairment losses recognized for the three-month-periods ended March 31, 2016 and 2017. The Company does not accrue interest when a lease is considered impaired. When the ultimate collectability of the principal balance of the impaired lease is in doubt, all cash receipts on impaired leases are applied to reduce the principal amount of such leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest when it is probable that the Company will collect the remaining principal and interest of an impaired lease. Leases become past due based on how recently payments have been received.

NOTE 7 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $208,000 at December 31, 2016, and $181,000 at March 31, 2017.

Inventories consist of the following:

	December 31, 2016	March 31, 2017
		(Unaudited)

Components	$1,183,000	$1,083,000
Finished goods	2,737,000	2,013,000

	$3,920,000	$3,096,000

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2016	March 31, 2017
		(Unaudited)

Equipment	$1,678,000	$914,000
Computer software and website development	5,874,000	5,555,000
Computer hardware	2,761,000	2,410,000
Furniture and fixtures	401,000	401,000
Automobiles	60,000	60,000
Leasehold improvements	181,000	181,000

	10,955,000	9,521,000
Accumulated depreciation and amortization	(7,880,000)	(6,500,000)

	$3,075,000	$3,021,000

As of December 31, 2016 and March 31, 2017, the Company had expenditures of approximately $1,919,000 and $856,000, respectively, for computer software and website development which had not been placed in service. Depreciation expense is not recorded for such assets until they are placed in service.

Depreciation and amortization expense for the three-month periods ended March 31, 2016 and 2017 was $143,000 and $126,000, respectively. This includes amortization of costs associated with computer software and website development for the three-month periods ended March 31, 2016 and 2017 of $43,000 and $36,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Enterprise Resource Planning (ERP) software, enhancements to the VeriWiseTM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $167,000 and $65,000 for such projects for the three-month periods ended March 31, 2016 and 2017, respectively.

NOTE 9 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company, which include identifiable intangible assets from the acquisition of IDS Ltd, PowerKey (the industrial vehicle monitoring products division of International Electronics, Inc. acquired by the Company in 2008) and AI as of December 31, 2016 and March 31, 2017:

March 31, 2017	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(981,000)	$508,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$1,654,000	$(981,000)	$673,000

December 31, 2016	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(948,000)	$541,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$1,654,000	$(948,000)	$706,000

Amortization expense for the three-month periods ended March 31, 2016 and 2017 was $34,000 and $33,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

April - December 2017	$103,000
2018	135,000
2019	135,000
2020	135,000

There have been no changes in the carrying amount of goodwill from January 1, 2017 to March 31, 2017.

NOTE 10 - STOCK-BASED COMPENSATION

Stock Option Plans

The Company adopted the 1999 Stock Option Plan, pursuant to which the Company had the right to grant stock awards and options to purchase up to 2,813,000 shares of common stock. The 1999 Stock Option Plan expired during 2009 and the Company cannot issue additional options under this plan.

The Company adopted the 2007 Equity Compensation Plan, pursuant to which, as amended, the Company may grant options to purchase up to an aggregate of 2,500,000 shares of common stock. There were 38,000 shares available for future issuance under the 2007 Equity Compensation Plan at March 31, 2017. The Company also adopted the 2009 Non-Employee Director Equity Compensation Plan, pursuant to which, as amended, the Company may grant options to purchase up to an aggregate of 600,000 shares of common stock. There were 14,000 shares available for future issuance under the 2009 Non-Employee Director Equity Compensation Plan at March 31, 2017. In June 2015, the Company adopted the 2015 Equity Compensation Plan (the “2015 Plan”) pursuant to which the Company may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 1,200,000 shares of common stock. There were 317,000 shares available for future issuance under the 2015 Plan at March 31, 2017. The plans are administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine, among other things, the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

The Company recognizes all employee share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $78,000 and $90,000, respectively, for the three-month periods ended March 31, 2016 and 2017, in connection with awards made under the stock option plans.

The following table summarizes the activity relating to the Company’s stock options for the three-month period ended March 31, 2017:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	1,243,000	$5.08
Granted	349,000	6.0
Exercised	(248,000)	4.69
Forfeited or expired	(21,000)	8.51

Outstanding at end of period	1,323,000	$5.34	7 years	$1,367,000

Exercisable at end of period	573,000	$5.10	4 years	$765,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	March 31,
	2016	2017

Expected volatility	45.5%	42.4%
Expected life of options (in years)	4	4
Risk free interest rate	1.2	1.7
Dividend yield	0%	0%
Weighted average fair value of options granted during the period	$1.60	$2.11

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the three-month periods ended March 31, 2016 and 2017 was $8,000 and $32,000, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2016 and 2017 was $-0- and $337,000, respectively.

As of March 31, 2017, there was approximately $1,278,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.46 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for three-month period ended March 31, 2017 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Restricted stock, non-vested, beginning of year	392,000	$5.45
Granted	145,000	6.00
Vested	(17,000)	4.86
Forfeited	(7,000)	5.69

Restricted stock, non-vested, end of period	513,000	$5.62

The Company recorded stock-based compensation expense of $331,000 and $443,000, respectively, for the three-month periods ended March 31, 2016 and 2017, in connection with restricted stock grants. As of March 31, 2017, there was $2,283,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.41 years.

Performance Shares

In January 2016, the Company granted performance shares to employees pursuant to the 2015 Plan. The shares are unvested at the time of grant and, upon vesting, there are no contractual restrictions on the shares. The vesting of the shares is subject to the achievement of performance goals during a two-year period from the date of issuance, with the ability to achieve prorated vesting of the shares during interim annual measurement periods. If the performance goals are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance goals are met, then the shares will be issued to the employees. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested performance shares for the three-month period ended March 31, 2017 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Performance shares, non-vested, beginning of year	261,000	$4.07
Granted	-	-
Vested	(98,000)	4.07
Forfeited	(44,000)	4.07

Performance shares, non-vested, end of period	119,000	$4.07

The Company recorded stock-based compensation expense of $113,000 and $180,000, respectively, for the three-month periods ended March 31, 2016 and 2017, in connection with the performance share grants. As of March 31, 2017, there was $201,000 of total unrecognized compensation cost related to non-vested performance shares. That cost is expected to be recognized over a weighted-average period of 0.80 years.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. The Company’s Board of Directors has the authority to issue shares of preferred stock and to determine the price and terms of those shares. No shares of preferred stock are issued and outstanding.

Stock repurchase program

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the three-month period ended March 31, 2017. As of March 31, 2017, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

Shares Withheld

During the three-month periods ended March 31, 2016 and 2017, 15,000 and 37,000 shares, respectively, of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $65,000 and $216,000, respectively.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss includes net loss and unrealized gains or losses on available-for-sale investments and foreign currency translation gains and losses. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets.

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2017 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2017	$(92,000)	$(11,000)	$(103,000)
Net current period change	(20,000)	4,000	(16,000)

Balance at March 31, 2017	$(112,000)	$(7,000)	$(119,000)

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2016 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2016	$(500,000)	$-	$(500,000)
Net current period change	48,000	15,000	63,000

Balance at March 31, 2016	$(452,000)	$15,000	$(437,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income or loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign currency financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation gains (losses) of $48,000 and $(20,000) for the three-month periods ended March 31, 2016 and 2017, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity. Effective December 1, 2015, the intercompany transactions with IDS GmbH are not considered of a long-term investment nature and the effect of the exchange rate changes on the intercompany transactions are included selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions gains for the three-month periods ended March 31, 2016 and 2017 of $69,000 and $62,000, respectively, are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

NOTE 13 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three-month periods ended March 31, 2016 and 2017 are as follows:

	Three Months Ended
	March 31,
	2016	2017
Basic and diluted loss per share
Net loss	$(698,000)	$(1,886,000)

Weighted-average shares outstanding	12,894,000	13,261,000

Basic and diluted net loss per share	$(0.05)	$(0.14)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and unvested restricted stock and performance shares awards. For the three-month periods ended March 31, 2016 and 2017, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 2,265,000 and 1,955,000, respectively would have been anti-dilutive.

NOTE 14 - REVOLVING CREDIT FACILITY

On December 18, 2015 (the “Closing Date”), the Company and AI (collectively, the “Loan Parties”) entered into a loan and security agreement (the “Revolver”) with Siena Lending Group LLC. As of March 31, 2017, the Company had $1,267,000 outstanding under the Revolver with availability of $872,000.

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

Borrowings under the Revolver bear interest at a rate equal to the sum of 2.00% per annum plus the base rate as it is defined in the loan and security agreement governing the Revolver (the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) 3.25%). The interest rate under the Revolver was 6.00% at March 31, 2017. In addition, the Company is charged an unused line fee equal to 0.50% per annum on unused amounts of the revolving credit facility and a minimum borrowing fee equal to the excess, if any, of (i) interest which would have been payable in respect of each month if, at all time during such month, the principal balance of the Revolving Loans (as defined in the Revolver) was equal to $2,000,000 over (ii) the actual interest payable in respect of such month on the Revolving Loans.

The Loan Parties guarantee the payment obligations under the Revolver. Any borrowings are further secured by (i) certain equity interests owned or held by the Loan Parties and 65% of the voting stock of all present and future foreign subsidiaries of the Loan Parties and (ii) substantially all of the tangible and intangible personal property and assets of the Loan Parties.

The Revolver contains a financial covenant regarding liquidity which requires the Loan Parties to maintain a minimum liquidity of (a) $3,500,000 from the Closing Date through and including January 31, 2016 and (b) $4,000,000 on February 1, 2016 or at any time thereafter. The Revolver also includes customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, ability to amend our organizational documents. Any failure to comply with such covenants could lead to an acceleration of our obligations under the Revolver. The Company is in compliance with the covenants under the Revolver as of March 31, 2017.

NOTE 15 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2016	March 31, 2017
		(Unaudited)

Accounts payable	$6,195,000	$5,290,000
Accrued warranty	472,000	485,000
Accrued severance	609,000	445,000
Accrued compensation	297,000	232,000
Other current liabilities	49,000	-

	$7,622,000	$6,452,000

Included in accounts payable and accrued expenses at December 31, 2016 and March 31, 2017 is accrued severance of $609,000 and $445,000, respectively, to Kenneth Ehrman and Norman L. Ellis, the former Chief Executive Officer and Chief Operating Officer of the Company, respectively. The accrued severance is payable in equal monthly installments of approximately $62,000.

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2016 and March 31, 2017.

The following table summarizes warranty activity for the three-month periods ended March 31, 2016 and 2017:

	Three Months Ended March 31,
	2016	2017

Accrued warranty reserve, beginning of period	$614,000	$472,000
Accrual for product warranties issued	77,000	49,000
Product replacements and other warranty expenditures	(8,000)	(22,000)
Expiration of warranties	(76,000)	(14,000)

Accrued warranty reserve, end of period	$607,000	$485,000

NOTE 16 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of March 31, 2017, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents and investments in securities are carried at fair value. Financing receivables and capital lease obligation are carried at cost, which is not materially different than fair value. Accounts receivable, accounts payable and other liabilities approximate their fair values due to the short period to maturity of these instruments.

NOTE 18 - CONCENTRATION OF CUSTOMERS

For the three-month period ended March 31, 2017 and as of March 31, 2017, three customers accounted for 21%, 10% and 10% of the Company’s revenue and one customer accounted for 36% of the Company’s accounts receivable. One customer accounted for 10% of finance receivables as of March 31, 2017.

One customer accounted for 14% of the Company’s revenue during the three-month period ended March 31, 2016.

NOTE 19 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, IDS GmbH, and United Kingdom subsidiary, IDS Ltd, are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for IDS GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2016	2017
Net revenue	$807,000	$215,000

Net income (loss)	384,000	(5,000)

Total assets of IDS GmbH were $1,012,000 and $740,000 as of December 31, 2016 and March 31, 2017, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2016	2017
Net revenue	$66,000	$71,000

Net loss	(103,000)	(62,000)

Total assets of IDS Ltd were $1,130,000 and $949,000 as of December 31, 2016 and March 31, 2017, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

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

Under the terms of the severance agreements, in general, each executive is entitled to the following: (i) a cash payment at the rate of the executive’s annual base salary as in effect immediately prior to the Trigger Event for a period of 12 months, (ii) continued healthcare coverage during the severance period, (iii) partial accelerated vesting of the executive’s previously granted stock options and restricted stock awards, and (iv) as applicable, an award of “Performance Shares” under the Restricted Stock Unit Award Agreement previously entered into between the Company and the executive.

NOTE 21 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. The guidance is effective beginning fiscal year 2021. Early adoption is permitted. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations and financial position.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU to the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which provides clarification on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This ASU will be effective for fiscal periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of this ASU to the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This update standard is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this ASU to the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation” (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial results.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The adoption of this guidance did not have a material impact on the Company’s financial results.

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

The new revenue standard provides the option between two different methods of adoption. The full retrospective method calls for the Company to present each prior reported period shown in the financial statements under the new guidance. The modified retrospective method requires the Company to calculate the cumulative effect of applying the new guidance as of the date of adoption via adjustment to retained earnings. The Company continues to assess the impact the new revenue standard will have on its consolidated financial statements and has not yet decided on which adoption alternative to apply upon adoption in the first quarter of 2018. As part of our ongoing evaluations, the Company does not expect the adoption of the new revenue standard to have a significant impact on our consolidated financial statements as the revenue recognition of the majority of transactions under our current policy are expected to be appropriate under the guidance of the new revenue standard.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by, and information currently available to, management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “believe”, “expect”, “estimate”, “project”, “predict”, “forecast”, “plan”, “anticipate”, “target”, “outlook”, “envision”, “intend”, “seek”, “may”, “will”, or “should”, and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including, without limitation, business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products, and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

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

We have focused our business activities on three primary applications: (i) industrial fleet management, (ii) rental fleet management, and (iii) transportation asset management. Our solution for industrial fleet management allows our customers to reduce operating risks including unsafe activity, facility equipment and goods damage, operational costs and capital expenditures and to comply with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solution for rental fleet management assists rental car companies in generating higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improving customer service by expediting the rental and return processes. In addition, our wireless solution for “car sharing” enables rental car companies to establish a network of vehicles positioned strategically around cities or on corporate campuses, control vehicles remotely, manage member reservations by smart phone or Internet, and charge members for vehicle use by the hour. Our solution for transportation asset management allows our customers to increase revenue per asset deployed, reduce fleet size, and improve the monitoring and control of sensitive cargo.

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

On March 18, 2017 (the “SOW#4 Effective Date”), the Company entered into a statement of work (the “SOW#4”) with ABCR for the Company’s cellular-enabled rental fleet car management system (the “System”). The SOW#4 provides for a period of exclusivity commencing on the SOW#4 Effective Date and ending fourteen months after the SOW#4 Effective Date, which may be extended in six-month increments by ABCR under certain conditions. ABCR has the right to cancel or accept the System and pay a lower price if the System cannot retrieve the necessary vehicle data from twenty-five makes and models six months after the SOW#4 Effective Date.

Pursuant to the SOW#4, the Company will also provide ABCR with services for ongoing maintenance and support of the System (“Maintenance Services”)for an initial period of sixty months from installation of the equipment. ABCR has the option to renew such period for an additional twelve months upon its expiry, and then after such 12-month period, ABCR can purchase additional Maintenance Services on a month-to-month basis (during which ABCR can terminate the Maintenance Services) for up to forty-eight additional months.

ABCR has agreed to pay approximately $21,270,000 to the Company for the System and maintenance and support services which cover 50,000 units. ABCR also has an option to proceed with additional statements of work pursuant to which the Company would sell to ABCR additional units.

The SOW#4 may be terminated by ABCR for cause (which is generally defined as the Company’s material breach of its obligations under the SOW#4), for convenience (subject to a termination fee), upon a material adverse change to the Company, or for intellectual property infringement. The Company does not have the right to unilaterally terminate the SOW#4. In the event that ABCR terminates the SOW#4, then ABCR would be liable to the Company for the net present value of all future remaining charges under the SOW#4 at a negotiated discount rate per annum, with the payment due on the effective date of termination.

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

Risks to Our Business

During the three-month period ended March 31, 2017, we generated revenues of $8.0 million, and Wal-Mart Stores, Inc., Ford Motor Company and the Raymond Corporation accounted for 21%, 10% and 10% of our revenues, respectively. During the three-month period ended March 31, 2016, we generated revenues of $10.5 million, and Wal-Mart Stores, Inc. accounted for 14% of our revenues.

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

As of March 31, 2017, we had cash (including restricted cash), cash equivalents and marketable securities of $8.6 million and working capital of $10.2 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments. To date, the Company has not generated sufficient cash flow solely from operating activities, although we had positive cash flows in the current quarter, to fund its operations.

We believe our available working capital, anticipated level of future revenues from the direct sales strategy which focuses on large enterprise customers, expected cost savings from expense reduction initiatives implemented in the fourth quarter of 2016, the expected cash flows from operations and available borrowings under the revolving credit facility will provide sufficient funds to cover our capital requirements for at least the next twelve months. As of March 31, 2017, there was $1,267,000 outstanding under the Revolver.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies

For the three-month period ended March 31, 2017, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended March 31,
	2016	2017
Revenue:
Products	60.0%	54.2%
Services	40.0	45.8
	100.0	100.0
Cost of revenue:
Cost of products	40.0	35.2
Cost of services	10.4	12.9
	50.4	48.1
Gross profit	49.6	51.9
Operating expenses:
Selling, general and administrative expenses	45.7	59.8
Research and development expenses	10.8	15.5
	56.5	75.3
Loss from operations	(6.9)	(23.4)
Interest income	0.7	0.7
Interest expense	(0.5)	(0.9)
Other income	-	-
Net loss	(6.7)%	(23.6)%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2016	2017
Product revenue:
Industrial and rental fleet management	$4,444,000	$2,718,000
Transportation asset management	1,838,000	1,616,000
	6,282,000	4,334,000

Services revenue:
Industrial and rental fleet management	1,886,000	1,548,000
Transportation asset management	2,309,000	2,117,000
	4,195,000	3,665,000

	$10,477,000	$7,999,000

REVENUES. Revenues decreased by approximately $2.5 million, or 23.7%, to $8.0 million in the three months ended March 31, 2017 from $10.5 million in the same period in 2016. The decrease in revenue is attributable to a decrease in total industrial and rental fleet management revenue of approximately $2.1 million to $4.3 million in 2017 from $6.3 million in 2016 and a decrease in total transportation asset management revenue of approximately $0.4 million to $3.7 million in 2017 from $4.1 million in 2016.

Revenues from products decreased by approximately $1.9 million, or 31.0%, to $4.3 million in the three months ended March 31, 2017 from $6.3 million in the same period in 2016. Industrial and rental fleet management product revenue decreased by approximately $1.7 million to $2.7 million in 2017 from $4.4 million in 2016. The decrease in industrial and rental fleet management product revenue resulted principally from decreased product sales of approximately $0.6 million to the General Motors Company, $0.4 million to Audi, $0.4 million to Procter & Gamble Co. and $0.2 million to the United States Postal Service. Transportation asset management product revenue decreased by approximately $0.2 million to $1.6 million in 2016 from $1.8 million in 2016. The decrease in transportation asset management product revenue resulted principally from decreased product revenue of approximately $0.3 million to US Trailer Holdings LLC.

Revenues from services decreased by approximately $0.5 million, or 12.6%, to $3.7 million in the three months ended March 31, 2017 from $4.2 million in the same period in 2016. Industrial and rental fleet management service revenue decreased by approximately $0.3 million to $1.5 million in 2017 from $1.9 million in 2016 principally due to decreased service revenue from Avis Budget, Inc. Transportation asset management service revenue decreased by approximately $0.2 million to $2.1 million in 2017 from $2.3 million in 2016 principally due to a decrease in revenue per active units.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2016	2017
Cost of products:
Industrial and rental fleet management	$2,825,000	$1,516,000
Transportation asset management	1,361,000	1,299,000
	4,186,000	2,815,000

Cost of services:
Industrial and rental fleet management	446,000	440,000
Transportation asset management	647,000	594,000
	1,093,000	1,034,000

	$5,279,000	$3,849,000

COST OF REVENUES. Cost of revenues decreased by approximately $1.4 million, or 27.1%, to $3.8 million in the three months ended March 31, 2017 from $5.3 million for the same period in 2016. The decrease is principally attributable to decreases in cost of products in 2017 due to the decrease in product revenue. Gross profit was $4.2 million in three months ended March 31, 2017 compared to $5.2 million for the same period in 2016. As a percentage of revenues, gross profit increased to 51.9% in 2017 from 49.6% in 2016.

Cost of products decreased by approximately $1.4 million, or 32.8%, to $2.8 million in the three months ended March 31, 2017 from $4.2 million in the same period in 2016. Gross profit for products was $1.5 million in 2017 compared to $2.1 million in 2016. The decrease in gross profit was attributable to a decrease of approximately $0.4 million in the industrial and rental fleet management gross profit to $1.2 million in 2017 from $1.6 million in 2016 and a decrease in the transportation asset management gross profit of approximately $0.2 million to $0.3 million in 2017 from $0.5 million in 2016. As a percentage of product revenues, gross profit increased to 35.0% in 2017 from 33.4% in 2016. The increase in gross profit as a percentage of product revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 44.2% in 2017 from 36.4% in 2016, which was principally due to improved customer pricing. The transportation asset management product revenue gross profit percentage decreased to 19.6% in 2017 from 26.0% in 2016 principally from lower hardware unit prices.

Cost of services decreased by approximately $0.1 million, or 5.4%, to $1.0 million in the three months ended March 31, 2017 from $1.1 million in the same period in 2016. Gross profit for services was $2.6 million in 2017 compared to $3.1 million in 2016. The decrease in gross profit was attributable to a decrease of approximately $0.3 million in the industrial and rental fleet management gross profit to $1.1 million in 2017 from $1.4 million in 2016 and a decrease in the transportation asset management gross profit of approximately $0.1 million to $1.5 million in 2017 from $1.6 million in 2016. As a percentage of service revenues, gross profit decreased to 71.8% in 2017 from 73.9% in 2016. The decrease in gross profit as a percentage of service revenue was principally due to a decrease in the industrial and rental fleet management gross profit percentage to 71.6% in 2017 from 76.4% in 2016. The transportation asset management gross profit percentage of 71.9% in 2017 remained generally consistent with the gross profit percentage of 72.0% in 2016. The decrease in the industrial and rental fleet management gross profit margin was principally due to a decrease in service revenue with fixed costs remaining constant.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of approximately $4.8 million in the three months ended March 31, 2017 were generally consistent with selling, general and administrative expenses in the same period in 2016. As a percentage of revenues, selling, general and administrative expenses increased to 59.8% in the three months ended March 31, 2017 from 45.7% in the same period in 2016, primarily due to the decrease in revenue from 2017 to 2016.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by approximately $0.1 million, or 9.6%, to approximately $1.2 million in the three months ended March 31, 2017 compared to $1.1 million in the same period in 2016 principally due to an increase in product development expenses. As a percentage of revenues, research and development expenses increased to 15.5% in the three months ended March 31, 2017 from 10.8% in the same period in 2016, primarily due to the increase in expenses noted above and the decrease in revenue from 2017 to 2016.

NET LOSS. Net loss was $1.9 million, or $(0.14) per basic and diluted share, for the three months ended March 31, 2017 as compared to net loss of $0.7 million, or $(0.05) per basic and diluted share, for the same period in 2016. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of March 31, 2017, we had cash (including restricted cash), cash equivalents and marketable securities of $8.6 million and working capital of $10.2 million, compared to cash (including restricted cash), cash equivalents and marketable securities of $6.9 million and working capital of $10.1 million as of December 31, 2016.

Capital Requirements

As of March 31, 2017, we had cash (including restricted cash), cash equivalents and marketable securities of $8.6 million and working capital of $10.2 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments and available borrowing capacity under our revolving credit facility. To date, the Company has not generated sufficient cash flow solely from operating activities, although we had positive cash flows in the current quarter, to fund its operations.

We believe our available working capital, anticipated level of future revenues from the direct sales strategy which focuses on large enterprise customers, expected cost savings from expense reduction initiatives implemented in the fourth quarter of 2016, the expected cash flows from operations and available borrowings under the revolving credit facility will provide sufficient funds to cover our capital requirements for at least the next twelve months.

On December 18, 2015 (the “Closing Date”), we and our wholly-owned subsidiary, Asset Intelligence, LLC (“Asset Intelligence”) (collectively, the “Loan Parties”), entered into a loan and security agreement (the “Revolver”) with Siena Lending Group LLC. As of March 31, 2017, there was $1,267,000 outstanding under the Revolver with availability of $872,000.

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

Borrowings under the Revolver bear interest at a rate equal to the sum of 2.00% per annum plus the base rate as it is defined in the loan and security agreement governing the Revolver (the greater of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) 3.25%). The interest rate under the Revolver was 6.00% at March 31, 2017. In addition, the Company is charged an unused line fee equal to 0.50% per annum on unused amounts of the revolving credit facility and a minimum borrowing fee equal to the excess, if any, of (i) interest which would have been payable in respect of each month if, at all time during such month, the principal balance of the Revolving Loans (as defined in the Revolver) was equal to $2,000,000 over (ii) the actual interest payable in respect of such month on the Revolving Loans.

The Loan Parties guarantee the payment obligations under the Revolver. Any borrowings are further secured by (i) certain equity interests owned or held by the Loan Parties and 65% of the voting stock of all present and future foreign subsidiaries of the Loan Parties and (ii) substantially all of the tangible and intangible personal property and assets of the Loan Parties.

The Revolver contains a financial covenant regarding liquidity which requires the Loan Parties to maintain a minimum liquidity of (a) $3,500,000 from the Closing Date through and including January 31, 2016 and (b) $4,000,000 on February 1, 2016 or at any time thereafter. The Revolver also includes customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, ability to amend our organizational documents. Any failure to comply with such covenants could lead to an acceleration of our obligations under the Revolver. The Company is in compliance with the covenants under the Revolver as of March 31, 2017.

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

Operating Activities

Net cash provided by operating activities was $2.3 million for the three-month period ended March 31, 2017, compared to net cash used in operating activities of $0.1 million for the same period in 2016. The net cash provided by operating activities for the three-month period ended March 31, 2017 reflects a net loss of $1.9 million and includes non-cash charges of $0.7 million for stock-based compensation and $0.2 million for depreciation and amortization expense. Changes in working capital items included:

●	a decrease in financing receivables of $0.4 million;

●	a decrease in inventory of $0.7 million;

●	a decrease in prepaid expenses and other assets of $0.4 million;

●	an increase in deferred revenue of $2.9 million; and

●	a decrease in accounts payable and accrued expenses of $1.4 million, primarily due to the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities was $0.1 million for three-month period ended March 31, 2017, compared to net cash used in investing activities of $0.2 million for the same period in 2016. The change from the same period in 2016 was primarily due to a decrease in expenditures for fixed assets and website development costs of $0.1 million from 2016.

Financing Activities

Net cash used in financing activities was $0.6 million for the three-month period ended March 31, 2017, compared to net cash provided by financing activities of $1,000 for the same period in 2016. The change from the same period in 2016 was primarily due to net repayments of $1.7 million of the revolving credit facility partially offset by an increase in proceeds from the exercise of stock options of $1.2 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2017, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. The Company faces both translation and transaction risks related to foreign currency exchange. Our results of operations and cash flows are subject to fluctuations in the Euro and British Pound Sterling against the United States Dollar (“USD”). Our statement of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as USD denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, and accounts payable denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows. An assumed one percent adverse change in foreign currency exchange rates would result in losses of approximately $41,000.

For the three-month periods ended March 31, 2016 and 2017 revenues denominated in foreign currencies were approximately 8.3% and 3.6%, respectively. Cumulative foreign currency translation gains (losses) of $48,000 and $(20,000) related to the Company’s German and United Kingdom subsidiaries is included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at March 31, 2016 and 2017, respectively. The aggregate foreign currency transaction exchange rate gains included in loss before income taxes were $69,000 and $62,000 for the three-month periods ended March 31, 2016 and 2017, respectively.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We have variable-rate debt with our revolving credit facility that is subject to interest rate volatility with a floor of 3%. A fluctuation of one percent in the interest rate relating to the credit facility’s outstanding balance as of March 31, 2017 which is subject to variable interest rate based on the Prime Rate or Federal Funds Rate would have an annual impact of approximately $13,000 on the Company’s consolidated statement of operations. We also are subject to market risks from changes in equity prices of equity securities we hold in our investment portfolio, which risks currently are immaterial to us. As of March 31, 2017, we had cash (including restricted cash), cash equivalents and investments of $8.6 million.

Our cash (including restricted cash) and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of March 31, 2017, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

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

As of March 31, 2017, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of May 12, 2017, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part 1, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended March 31, 2017, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended March 31, 2017. As the table indicates, the Company did not make any share repurchases under the share repurchase program during the quarterly period ended March 31, 2017.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2017 - January 31, 2017	34,000	(1)	$5.76	-	$1,660,000
February 1, 2017 - February 28, 2017	-		-	-	1,660,000
March 1, 2017 - March 31, 2017	3,000	(2)	6.30	-	1,660,000

Total	37,000		$5.81	-	$1,660,000

(1) Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during January 2017.

(2) Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during March 2017.

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

I.D. SYSTEMS, INC.

Date: May 12, 2017	By:	/s/ Chris A. Wolfe
Chris A. Wolfe
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Ned Mavrommatis
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

