Form 10-Q
period 2017-09-30
ID SYSTEMS INC
filed 2017-11-14
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on November 8, 2017 was 17,434,293.

INDEX

I.D. Systems, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2016*	September 30, 2017
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,972,000	$5,546,000
Restricted cash	305,000	305,000
Investments - short term	115,000	1,286,000
Accounts receivable, net of allowance for doubtful accounts of $341,000 and $91,000 in 2016 and 2017, respectively	9,585,000	9,379,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2016 and 2017	1,766,000	1,488,000
Inventory, net	3,920,000	4,723,000
Deferred costs - current	3,750,000	4,208,000
Prepaid expenses and other current assets	3,495,000	3,795,000

Total current assets	27,908,000	30,730,000

Investments - long term	1,499,000	10,238,000
Financing receivables - less current portion	2,430,000	1,658,000
Deferred costs - less current portion	6,638,000	5,027,000
Fixed assets, net	3,075,000	2,770,000
Goodwill	1,837,000	7,042,000
Intangible assets, net	706,000	5,595,000
Other assets	153,000	159,000

	$44,246,000	$63,219,000

LIABILITIES
Current liabilities:
Short-term borrowings	$2,993,000	$-
Accounts payable and accrued expenses	7,622,000	8,637,000
Deferred revenue - current	7,197,000	9,799,000
Acquisition related contingent consideration - current	-	1,868,000

Total current liabilities	17,812,000	20,304,000

Deferred rent	366,000	316,000
Deferred revenue - less current portion	10,066,000	8,403,000
Acquisition related contingent consideration – less current portion	-	815,000

	28,244,000	29,838,000
Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 14,578,000 and 18,316,000 shares issued at December 31, 2016 and September 30, 2017, respectively; shares outstanding, 13,767,000 and 17,435,000 at December 31, 2016 and September 30, 2017, respectively	129,000	165,000
Additional paid-in capital	111,844,000	132,980,000
Accumulated deficit	(91,498,000)	(94,494,000)
Accumulated other comprehensive loss	(103,000)	(471,000)
Treasury stock; 811,000 and 881,000 common shares at cost at December 31, 2016 and September 30, 2017, respectively	(4,370,000)	(4,799,000)

Total stockholders’ equity	16,002,000	33,381,000
Total liabilities and stockholders’ equity	$44,246,000	$63,219,000

*Derived from audited balance sheet as of December 31, 2016.

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Revenue:
Products	$4,561,000	$6,490,000	$15,761,000	$17,199,000
Services	3,654,000	4,596,000	11,835,000	12,592,000

	8,215,000	11,086,000	27,596,000	29,791,000
Cost of revenue:
Cost of products	3,018,000	3,475,000	10,346,000	9,717,000
Cost of services	1,195,000	1,984,000	3,325,000	4,756,000

	4,213,000	5,459,000	13,671,000	14,473,000

Gross profit	4,002,000	5,627,000	13,925,000	15,318,000

Operating expenses:
Selling, general and administrative expenses	4,984,000	5,213,000	14,789,000	15,184,000
Research and development expenses	1,098,000	958,000	3,420,000	3,050,000

	6,082,000	6,171,000	18,209,000	18,234,000

Loss from operations	(2,080,000)	(544,000)	(4,284,000)	(2,916,000)
Interest income	65,000	59,000	218,000	169,000
Interest expense	(78,000)	(100,000)	(222,000)	(248,000)
Other income, net	1,000	(1,000)	1,000	(1,000)

Net loss	$(2,092,000)	$(586,000)	$(4,287,000)	$(2,996,000)

Net loss per share - basic and diluted	$(0.16)	$(0.04)	$(0.33)	$(0.21)

Weighted average common shares outstanding -basic and diluted	13,004,000	16,190,000	12,946,000	14,311,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017

Net loss	$(2,092,000)	$(586,000)	$(4,287,000)	$(2,996,000)

Other comprehensive (loss) income, net:

Unrealized gain (loss) gain on investments	4,000	(33,000)	8,000	(29,000)

Reclassification of net realized investment (gain) loss included in net loss	-	1,000	-	1,000

Foreign currency translation adjustment	(13,000)	(82,000)	180,000	(340,000)

Total other comprehensive (loss) income	(9,000)	(114,000)	188,000	(368,000)

Comprehensive loss	$(2,101,000)	$(700,000)	$(4,099,000)	$(3,364,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity

Balance at December 31, 2016	14,578,000	$129,000	$111,844,000	$(91,498,000)	$(103,000)	$(4,370,000)	$16,002,000

Net loss	-	-	-	(2,996,000)	-	-	(2,996,000)
Foreign currency translation adjustment	-	-	-	-	(340,000)	-	(340,000)
Unrealized loss on investments	-	-	-	-	(28,000)	-	(28,000)

Shares issued pursuant to an underwritten public offering, net of issuance costs of $1,200,000	3,000,000	30,000	16,035,000				16,065,000

Shares issued pursuant to Keytroller acquisition	296,000	3,000	1,997,000				2,000,000
Shares issued pursuant to exercise of stock options	265,000	3,000	1,251,000				1,254,000
Issuance of restricted stock	233,000	-	-	-	-	-	-

Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(429,000)	(429,000)
Forfeiture of restricted shares	(56,000)

Stock based compensation - restricted stock	-	-	1,258,000	-	-	-	1,258,000

Stock based compensation - options and performance shares	-	-	595,000	-	-	-	595,000

Balance at September 30, 2017	18,316,000	$165,000	$132,980,000	$(94,494,000)	$(471,000)	$(4,799,000)	$33,381,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2017
Cash flows from operating activities:

Net loss	$(4,287,000)	$(2,996,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	48,000	141,000
Stock-based compensation expense	1,499,000	1,853,000
Depreciation and amortization	522,000	742,000
Inventory reserve	160,000	256,000
Other non-cash items	21,000	(49,000)
Changes in:
Accounts receivable	1,996,000	967,000
Financing receivables	435,000	1,050,000
Inventory	930,000	7,000
Prepaid expenses and other assets	(93,000)	(306,000)
Deferred costs	(2,438,000)	1,153,000
Deferred revenue	1,669,000	939,000
Accounts payable and accrued expenses	(1,744,000)	134,000
Net cash (used in) provided by operating activities	(1,282,000)	3,891,000
Cash flows from investing activities:
Acquisition		(7,098,000)
Capital expenditures	(389,000)	(197,000)
Purchase of investments	(768,000)	(10,618,000)
Proceeds from the sale and maturities of investments	758,000	678,000
Net cash used in investing activities	(399,000)	(17,235,000)
Cash flows from financing activities:
Proceeds from underwritten public offering	-	16,065,000
Borrowings under revolving credit facility	1,900,000	11,655,000
Repayments under revolving credit facility	(1,314,000)	(14,648,000)
Proceeds from exercise of stock options	20,000	1,254,000
Net cash provided by financing activities	606,000	14,326,000
Effect of foreign exchange rate changes on cash and cash equivalents	183,000	(408,000)
Net (decrease) increase in cash and cash equivalents	(892,000)	574,000
Cash and cash equivalents - beginning of period	4,489,000	4,972,000
Cash and cash equivalents - end of period	$3,597,000	$5,546,000
Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	134,000	130,000
Noncash investing and financing activities:
Unrealized gain (loss) on investments	$8,000	$(28,000)
Value of shares withheld pursuant to stock issuance	$293,000	$429,000
Value of shares issued pursuant to acquisition	-	$2,000,000
Contingent consideration relating to acquisition	-	$2,683,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

Public Offering

On July 17, 2017, the Company closed an underwritten public offering consisting of 2,608,695 shares of common stock at a price per share of $5.75. In addition, the underwriters of the public offering exercised in full their option to purchase an additional 391,304 shares of common stock. Including this option exercise, the aggregate gross proceeds from the offering of a total of 2,999,999 shares of common stock, before deducting discounts and commissions and offering expenses, were approximately $17.3 million. Net proceeds from the public offering were approximately $16.1 million. The Company used a portion of the net proceeds from the offering to fund the Keytroller Acquisition (as defined below) and intends to use the remaining portion of the net proceeds for general corporate purposes.

Keytroller Acquisition

On July 31, 2017, the Company, together with its wholly-owned subsidiary, Keytroller, LLC, a Delaware limited liability company (“Keytroller DE”), completed the acquisition of substantially all of the assets of Keytroller, LLC (“Keytroller”), a Florida limited liability company (the “Keytroller Acquisition”). The business the Company acquired in the Keytroller Acquisition manufactures and markets a wide range of electronic products for managing forklifts, construction vehicles, and other industrial equipment and markets its broad line of forklift management devices mainly through a network of lift truck dealers, offering solutions for different fleet sizes at a wide range of price points. The acquisition is expected to provide the Company with access to a broader base of customers and provide mid-range and economy products to complement the Company’s PowerFleet® industrial truck management system.

Basis of Presentation and Liquidity

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly-owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“IDS GmbH”), I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“IDS Ltd”) and Keytroller DE (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2017, the consolidated results of its operations for the three-month and nine-month periods ended September 30, 2016 and 2017, the consolidated change in stockholders’ equity for the nine-month period ended September 30, 2017 and the consolidated cash flows for the nine-month periods ended September 30, 2016 and 2017. The results of operations for the three-month period ended September 30, 2017 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year then ended.

As of September 30, 2017, we had cash (including restricted cash), cash equivalents and marketable securities of $17.4 million and working capital of $10.4 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments from the sale of common stock. To date, the Company has not generated sufficient cash flows solely from operating activities, although we had positive cash flows in the current nine-month period, to fund its operations.

We believe our available working capital, anticipated level of future revenues, expected cost savings from expense reduction initiatives implemented in the fourth quarter of 2016, expected cash flows from operations and net proceeds of approximately $16.1 million raised from the underwritten public offering that closed on July 17, 2017 will provide sufficient funds to cover capital requirements for at least the next twelve months.

NOTE 2 - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (FDIC) limits.

NOTE 3 - USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to stock-based compensation arrangements, measurements of fair value of assets acquired and liabilities assumed and acquisition-related contingent consideration, realization of deferred tax assets, the impairment of tangible and intangible assets, inventory reserves, allowance for doubtful accounts, warranty reserves and deferred revenue and costs. Actual results could differ from those estimates.

NOTE 4 - INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds and corporate bonds, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of December 31, 2016 and September 30, 2017, all of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the three- and nine-month periods ended September 30, 2016, the Company reported unrealized gains of $4,000 and $8,000, respectively, and for the three- and nine-month periods ended September 30, 2017, the Company reported unrealized losses of $(33,000) and $(29,000), respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment in debt securities designated as available for sale classified by the contractual maturity date of the security as of September 30, 2017:

Fair Value

Due within one year	$1,286,000
Due one year through three years	8,605,000
Due after three years	1,633,000

$11,524,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2016 and September 30, 2017 are as follows:

		Unrealized	Unrealized	Fair
September 30, 2017 (Unaudited)	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	1,065,000	$1,000	$-	$1,066,000
Corporate bonds and commercial paper	$220,000	-	-	220,000

Total investments - short term	1,285,000	1,000	-	1,286,000

Investments - long term
Available for sale
U.S. Treasury Notes	3,718,000	-	(14,000)	3,704,000
Government agency bonds	3,930,000	-	(12,000)	3,918,000
Corporate bonds and commercial paper	2,630,000	-	(14,000)	2,616,000

Total investments - long term	10,278,000	-	(40,000)	10,238,000

Total investments	$11,563,000	$1,000	$(40,000)	$11,524,000

		Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$40,000	-	-	$40,000
Government agency bonds	50,000	-	-	50,000
Corporate bonds and commercial paper	25,000	-	-	25,000
Total investments - short term	115,000	-	-	115,000

Investments - long term
Available for sale
U.S. Treasury Notes	1,027,000	-	(7,000)	1,020,000
Government agency bonds	100,000	-	(1,000)	99,000
Corporate bonds and commercial paper	383,000	-	(3,000)	380,000

Total investments - long term	1,510,000	-	(11,000)	1,499,000

Total investments	$1,625,000	$-	$(11,000)	$1,614,000

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

As of December 31, 2016 and September 30, 2017, all of the Company’s investments are classified as Level 1 fair value measurements.

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

The Company recognizes revenues from the sale of remote transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the communication services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years. The Company amortized and recognized revenue of $1,282,000 and $3,887,000 during the three- and nine-month periods ended September 30, 2016, respectively, and $1,380,000 and $4,389,000 during the three- and nine -month periods ended September 30, 2017, respectively.

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

Under certain customer contracts, the Company invoices progress billings once certain milestones are met. The milestone terms vary by customer and can include the receipt of the customer purchase order, delivery, installation and launch. As the systems are delivered, and services are performed, and all of the criteria for revenue recognition are satisfied, the Company recognizes revenue. If the amount of revenue recognized for financial reporting purposes is greater than the amount invoiced, an unbilled receivable is recorded. If the amount invoiced is greater than the amount of revenue recognized for financial reporting purposes, deferred revenue is recorded. As of December 31, 2016 and September 30, 2017, unbilled receivables were $-0-.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the Condensed Consolidated Statements of Operations.

In April 2015, the Company entered into a development project with Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group, Inc. (“Avis”), that included certain contractual milestones. The Company recognized milestone revenue of $-0- and $255,000 during the three- and nine-month periods ended September 30, 2016, respectively, from the completion of milestones in accordance with the milestone method of revenue recognition. Milestone payments are recognized as revenue upon achievement of the milestone only if the following conditions are met: (i) there is substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (ii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iii) the milestone relates solely to past performance; and (iv) the milestone is reasonable in relation to the effort expended to achieve the milestone. This development project was completed during 2016.

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

ABCR has agreed to pay approximately $21,270,000 to the Company for the System and maintenance and support services which cover 50,000 units. ABCR has an option to purchase additional units. Under the terms of the SOW#4, the Company is entitled to an upfront payment of $3,290,000, which is comprised of a $2,000,000 initial payment for the units to be delivered, $902,000 for development of additional system enhancements and $388,000 for production readiness development. The Company invoiced the upfront payment which is included in current deferred revenue at September 30, 2017. In September 2017, the Company and ABCR amended SOW#4 for out-of-scope system enhancements performed by the Company. If ABCR exercises its right to terminate the agreement if the System is not able to retrieve the necessary vehicle date from twenty-five makes and models six months after the SOW#4 Effective Date, approximately $1,785,000 of the upfront payment for the units would be refundable. The Company recognizes revenue on the development project on a proportional method performance basis, as determined by the relationship of actual labor and material costs incurred to date compared to the estimated total project costs. Estimates of total project costs are reviewed and revised during the term of the project. Revisions to project costs estimates, where applicable, are recorded in the period in which the facts that give rise to such changes become known. The Company recognized revenue of $820,000 and $1,592,000 during the three- and nine-month periods ended September 30, 2017, respectively.

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

Deferred revenue consists of the following:

	December 31, 2016	September 30, 2017
		(Unaudited)

Deferred activation fees	$385,000	$335,000
Deferred revenue	230,000	2,116,000
Deferred maintenance and hosting service revenue	3,049,000	3,434,000
Deferred remote asset management product revenue	13,599,000	12,317,000

	17,263,000	18,202,000
Less: Current portion	7,197,000	9,799,000

Deferred revenue - less current portion	$10,066,000	$8,403,000

NOTE 6 - FINANCING RECEIVABLES

Financing receivables consists of sales-type lease receivables from the sale of the Company’s products and services. The present value of net investment in sales-type lease receivable is principally for three- to five-year leases of the Company’s products and is reflected net of unearned interest income of $293,000 and $194,000 at December 31, 2016 and September 30, 2017, respectively, at a weighted-average discount rate of 5%.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of September 30, 2017 are as follows:

Year ending December 31:

October - December 2017	$418,000
2018	1,295,000
2019	759,000
2020	496,000
2021	159,000
Thereafter	19,000

3,146,000
Less: Current portion	1,488,000

Sales-type lease receivable - less current portion	$1,658,000

The allowance for doubtful accounts represents the Company’s best estimate of the amount of credit losses in the Company’s existing sales-type lease receivables. The allowance for doubtful accounts is determined on an individual lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers its customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the lease’s effective interest rate. There were no impairment losses recognized for the three- and nine-month-periods ended September 30, 2016 and 2017. The Company does not accrue interest when a lease is considered impaired. When the ultimate collectability of the principal balance of the impaired lease is in doubt, all cash receipts on impaired leases are applied to reduce the principal amount of such leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest income when it is probable that the Company will collect the remaining principal and interest of an impaired lease. Leases become past due based on how recently payments have been received.

NOTE 7 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or market using the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $208,000 at December 31, 2016, and $334,000 at September 30, 2017.

Inventories consist of the following:

	December 31, 2016	September 30, 2017
		(Unaudited)

Components	$1,183,000	$1,155,000
Finished goods	2,737,000	3,568,000

	$3,920,000	$4,723,000

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2016	September 30, 2017
		(Unaudited)

Equipment	$1,678,000	$974,000
Computer software and website development	5,874,000	5,601,000
Computer hardware	2,761,000	2,460,000
Furniture and fixtures	401,000	416,000
Automobiles	60,000	60,000
Leasehold improvements	181,000	181,000

	10,955,000	9,692,000
Accumulated depreciation and amortization	(7,880,000)	(6,922,000)

	$3,075,000	$2,770,000

As of December 31, 2016 and September 30, 2017, the Company had expenditures of approximately $1,919,000 and $4,000, respectively, for computer software and website development which had not been placed in service. Depreciation expense is not recorded for such assets until they are placed in service.

Depreciation and amortization expense of fixed assets for the three- and nine-month periods ended September 30, 2016 was $134,000 and $420,000, respectively, and for the three- and nine-month periods ended September 30, 2017 was $219,000 and $545,000, respectively. This includes amortization of costs associated with computer software and website development for the three- and nine-month periods ended September 30, 2016 of $41,000 and $128,000, respectively, and for the three- and nine-month periods ended September 30, 2017 of $131,000 and $281,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Enterprise Resource Planning (ERP) software, enhancements to the VeriWiseTM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $366,000 and $90,000 for such projects for the nine-month periods ended September 30, 2016 and 2017, respectively.

NOTE 9 – ACQUISITION

On July 31, 2017, the Company completed the Keytroller Acquisition pursuant to an asset purchase agreement (the “Purchase Agreement”) by and among the Company, Keytroller DE, Keytroller and the principals of Keytroller party thereto. Consideration for the Keytroller Acquisition included (i) $7,098,000 in cash paid at closing, (ii) 295,902 shares of our common stock issued at closing with a fair value of $2,000,000 and (iii) up to $3,000,000 of shares of our common stock as potential earn-out payments, computed in accordance with the terms of the Purchase Agreement. The potential earn-out payments were estimated at a fair value of $2,683,000. The purchase price is subject to a post-closing working capital adjustment to be performed during the fourth quarter of 2017, pursuant to which the cash portion of the purchase price may be adjusted upward to the extent the final determination of closing working capital exceeds estimates at closing and may be adjusted downward to the extent the final determination of closing working capital is below estimates at closing.

The Company incurred acquisition-related expenses of approximately $251,000, which are included in selling, general and administrative expenses for the nine-month period ended September 30,2017.

The purchase method of accounting in accordance with ASC805, Business Combinations, was applied for the Keytroller Acquisition. This requires the total cost of an acquisition to be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition with the excess cost accounted for as goodwill. Goodwill arising from the acquisition is attributable to expected product and sales synergies from combining the operations of the acquired business with those of the Company. The Company recorded $2,683,000 of contingent consideration based on the estimated financial performance for the two years following closing. The contingent consideration was discounted at 14.6%, which represents the Company’s weighted-average discount rate.

The following table summarizes the approximate preliminary purchase price allocation based on estimated fair values of the net assets acquired at the acquisition date:

Accounts receivable	$835,000
Inventory	1,066,000
Other assets, net	42,000
Intangibles	5,086,000
Goodwill (a)	5,205,000
Less: Current liabilities assumed	(453,000)
Net assets acquired	$11,781,000

(a)	The goodwill is expected to be fully deductible for tax purposes, except the contingent consideration which is deductible only when paid.

The Company will finalize the purchase price allocation as soon as all the required information is available.

The results of operations of Keytroller DE have been included in the condensed consolidated statement of operations as of the effective date of acquisition.

The following revenue and operating income of Keytroller DE are included in the Company’s condensed consolidated results of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017

Revenues	$1,254,000	$1,254,000
Operating income	$219,000	$219,000

The following table represents the combined pro forma revenue and earnings for the three- and nine-month periods ended September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Historical	Pro Forma Combined	Historical	Pro Forma Combined

Revenues	$11,086,000	$11,480,000	$29,791,000	$33,629,000
Operating loss	(544,000)	(554,000)	(2,916,000)	(2,442,000)
Net loss per share – basic and diluted	$(0.04)	$(0.04)	$(0.21)	$(0.17)

The following table represents the combined pro forma revenue and earnings for the three- and nine-month periods ended September 30, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Historical	Pro Forma Combined	Historical	Pro Forma Combined

Revenues	$8,215,000	$9,864,000	$27,596,000	$32,270,000
Operating loss	(2,092,000)	(1,749,000)	(4,287,000)	(3,551,000)
Net loss per share – basic and diluted	$(0.16)	$(0.10)	(0.33)	$(0.22)

The combined pro forma revenue and earnings for the three- and nine-month periods ended September 30, 2016 and 2017 were prepared as though the Keytroller Acquisition had occurred as of January 1, 2016 and 2017, respectively. This summary is not necessarily indicative of what the results of operations would have been had the Keytroller Acquisition occurred during such period, nor does it purport to represent results of operations for any future periods.

NOTE 10 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2016 and September 30, 2017:

September 30, 2017	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	10	$3,123,000	(52,000)	3,071,000
Trademark and tradename	10 – 15	1,367,000	(21,000)	1,346,000
Patents	11	1,489,000	(1,049,000)	440,000
Favorable contract interest	5	388,000	(16,000)	372,000
Covenant not to compete	4	208,000	(7,000)	201,000
		6,575,000	(1,145,000)	5,430,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,740,000	$(1,145,000)	$5,595,000

December 31, 2016	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(948,000)	$541,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$1,654,000	$(948,000)	$706,000

Amortization expense of intangible assets for the three- and nine-month periods ended September 30, 2016 was $34,000 and $102,000, respectively, and for the three- and nine-month periods ended September 30, 2017 was $130,000 and $197,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

October - December 2017	$178,000
2018	712,000
2019	712,000
2020	712,000
2021	576,000
Thereafter	2,540,000

The changes in goodwill from January 1, 2017 to September 30, 2017 is as follows:

Balance of as January 1, 2017	$1,837,000
Keytroller acquisition	5,205,000
Balance as of September 30, 2017	$7,042,000

NOTE 11 - STOCK-BASED COMPENSATION

Stock Option Plans

The Company adopted the 1999 Stock Option Plan, pursuant to which the Company had the right to grant stock awards and options to purchase up to 2,813,000 shares of common stock. The 1999 Stock Option Plan expired during 2009 and the Company cannot issue additional options under this plan.

The Company adopted the 2007 Equity Compensation Plan, pursuant to which, as amended, the Company may grant options to purchase up to an aggregate of 2,500,000 shares of common stock. The 2007 Equity Compensation Plan expired during 2017 and the Company cannot issue additional options under this plan. The Company also adopted the 2009 Non-Employee Director Equity Compensation Plan, pursuant to which, as amended, the Company may grant options to purchase up to an aggregate of 600,000 shares of common stock. There were 14,000 shares available for future issuance under the 2009 Non-Employee Director Equity Compensation Plan at September 30, 2017. In June 2015, the Company adopted the 2015 Equity Compensation Plan (the “2015 Plan”) pursuant to which the Company may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 1,200,000 shares of common stock. There were 234,000 shares available for future issuance under the 2015 Plan at September 30, 2017. The plans are administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine, among other things, the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

The Company recognizes all employee share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date. As a result, the Company recorded stock-based compensation expense of $60,000 and $221,000, respectively, for the three- and nine-month periods ended September 30, 2016 and $108,000 and $306,000, respectively, for the three- and nine-month periods ended September 30, 2017, in connection with awards made under the stock option plans.

The following table summarizes the activity relating to the Company’s stock options for the nine -month period ended September 30, 2017:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	1,243,000	$5.08
Granted	349,000	6.0
Exercised	(265,000)	4.72
Forfeited or expired	(32,000)	8.26

Outstanding at end of period	1,295,000	$5.33	7 years	$2,827,000

Exercisable at end of period	632,000	$5.12	4 years	$1,509,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	September 30,
	2016	2017

Expected volatility	45.5%	42.42%
Expected life of options (in years)	4	4
Risk free interest rate	1.2%	1.7%
Dividend yield	0%	0%
Weighted average fair value of options granted during the period	$1.60	$2.11

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The fair value of options vested during the nine-month periods ended September 30, 2016 and 2017 was $237,000 and $221,000, respectively. The total intrinsic value of options exercised during the nine-month periods ended September 30, 2016 and 2017 was $11,000 and $365,000, respectively.

As of September 30, 2017, there was approximately $1,069,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.04 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for nine-month period ended September 30, 2017 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Restricted stock, non-vested, beginning of year	392,000	$5.45
Granted	233,000	6.25
Vested	(180,000)	5.46
Forfeited	(7,000)	5.69

Restricted stock, non-vested, end of period	438,000	$5.86

The Company recorded stock-based compensation expense of $288,000 and $904,000, respectively, for the three- and nine-month periods ended September 30, 2016 and $404,000 and $1,258,000, respectively, for the three- and nine-month periods ended September 30, 2017, respectively, in connection with restricted stock grants. As of September 30, 2017, there was $2,042,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.00 years.

Performance Shares

In January 2016, the Company granted performance shares to employees pursuant to the 2015 Plan. The shares are unvested at the time of grant and, upon vesting, there are no contractual restrictions on the shares. The vesting of the shares is subject to the achievement of performance goals during a two-year period from the date of issuance, with the ability to achieve prorated vesting of the shares during interim annual measurement periods. If the performance goals are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance goals are met, then the shares will be issued to the employees. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested performance shares for the nine-month period ended September 30, 2017 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Performance shares, non-vested, beginning of year	261,000	$4.07
Granted	-	-
Vested	(100,000)	4.07
Forfeited	(50,000)	4.07

Performance shares, non-vested, end of period	111,000	$4.07

The Company recorded stock-based compensation expense of $124,000 and $374,000, respectively, for the three- and nine-month periods ended September 30, 2016 and $44,000 and $289,000, respectively, for the three- and nine-month periods ended September 30, 2017, in connection with the performance share grants. As of September 30, 2017, there was $71,000 of total unrecognized compensation cost related to non-vested performance shares. That cost is expected to be recognized over a weighted-average period of 0.30 years.

NOTE 12 - STOCKHOLDERS’ EQUITY

Public Offering

On July 17, 2017, the Company closed an underwritten public offering consisting of 2,608,695 shares of common stock at a price per share of $5.75. In addition, the underwriters of the public offering exercised in full their option to purchase an additional 391,304 shares of common stock. Including this option exercise, the aggregate gross proceeds from the offering of a total of 2,999,999 shares of common stock, before deducting discounts and commissions and offering expenses, were approximately $17.3 million. Net proceeds from the public offering were approximately $16.1 million. The Company used a portion of the net proceeds from the offering to fund the Keytroller Acquisition and intends to use the remaining portion of the net proceeds for general corporate purposes.

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. The Company’s Board of Directors has the authority to issue shares of preferred stock and to determine the price and terms of those shares. No shares of preferred stock are issued and outstanding.

Stock repurchase program

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the nine-month period ended September 30, 2017. As of September 30, 2017, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

Shares Withheld

During nine-month periods ended September 30, 2016 and 2017, 61,000 and 70,000 shares, respectively, of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $293,000 and $429,000, respectively.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss includes net loss and unrealized gains or losses on available-for-sale investments and foreign currency translation gains and losses. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets.

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2017 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	loss

Balance at January 1, 2017	$(92,000)	$(11,000)	$(103,000)
Net current period change	(340,000)	(28,000)	(368,000)

Balance at September 30, 2017	$(432,000)	$(39,000)	$(471,000)

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2016 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	loss

Balance at January 1, 2016	$(500,000)	$-	$(500,000)
Net current period change	180,000	8,000	188,000

Balance at September 30, 2016	$(320,000)	$8,000	$(312,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income or loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign currency financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation gains (losses) of $180,000 and $(340,000) for the nine-month periods ended September 30, 2016 and 2017, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity. Effective December 1, 2015, the intercompany transactions with IDS GmbH are not considered of a long-term investment nature and the effect of the exchange rate changes subsequent to December 1, 2015 on the intercompany transactions are included selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions gains (losses) for the three- and nine-month periods ended September 30, 2016 of $(41,000) and $(164,000), respectively, and for the three- and nine-month periods ended September 30, 2017 of $133,000 and $406,000, respectively, respectively, are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

NOTE 14 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three- and nine-month periods ended September 30, 2016 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Basic and diluted loss per share
Net loss	$(2,092,000)	$(586,000)	$(4,287,000)	$(2,996,000)

Weighted-average shares outstanding	13,004,000	16,190,000	12,946,000	14,311,000

Basic and diluted net loss per share	$(0.16)	$(0.04)	$(0.33)	$(0.21)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and unvested restricted stock and performance shares awards. For the three- and nine-month periods ended September 30, 2016, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 1,821,000 would have been anti-dilutive. For the three- and nine-month periods ended September 30, 2017, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 1,844,000 would have been anti-dilutive.

NOTE 15 - REVOLVING CREDIT FACILITY

On December 18, 2015, the Company and AI entered into a loan and security agreement (the “Revolver”) with Siena Lending Group LLC. The Revolver provided a revolving credit facility in an aggregate principal amount of up to $7.5 million and a maturity date of December 18, 2017. Effective August 30, 2017, the Company terminated the Revolver. The Company did not incur an early termination penalty as a result of terminating the Revolver.

NOTE 16 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2016	September 30, 2017
		(Unaudited)

Accounts payable	$6,195,000	$7,417,000
Accrued warranty	472,000	450,000
Accrued severance	609,000	202,000
Accrued compensation	297,000	502,000
Other current liabilities	49,000	66,000

	$7,622,000	$8,637,000

Included in accounts payable and accrued expenses at December 31, 2016 and September 30, 2017 is accrued severance of $609,000 and $202,000, respectively, to Kenneth Ehrman and Norman L. Ellis, the former Chief Executive Officer and Chief Operating Officer of the Company, respectively. The accrued severance is payable in equal monthly installments of approximately $37,000 as of September 30, 2017.

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2016 and September 30, 2017.

The following table summarizes warranty activity for the nine-month periods ended September 30, 2016 and 2017:

	Nine Months Ended September 30,
	2016	2017

Accrued warranty reserve, beginning of period	$614,000	$472,000
Accrual for product warranties issued	387,000	118,000
Product replacements and other warranty expenditures	(245,000)	(48,000)
Expiration of warranties	(248,000)	(92,000)

Accrued warranty reserve, end of period	$508,000	$450,000

NOTE 17 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of September 30, 2017, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents and investments in securities are carried at fair value. Financing receivables and capital lease obligation are carried at cost, which is not materially different than fair value. Accounts receivable, accounts payable and other liabilities approximate their fair values due to the short period to maturity of these instruments.

NOTE 19 - CONCENTRATION OF CUSTOMERS

For the nine-month period ended September 30, 2017 and as of September 30, 2017, one customer accounted for 17% of the Company’s revenue and one customer accounted for 11% of the Company’s accounts receivable. One customer accounted for 12% of finance receivables as of September 30, 2017.

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

The net revenue and net loss for IDS GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Net revenue	$311,000	$799,000	$1,779,000	$1,250,000

Net income	41,000	185,000	590,000	240,000

Total assets of IDS GmbH were $1,012,000 and $1,472,000 as of December 31, 2016 and September 30, 2017, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Net revenue	$70,000	$100,000	$211,000	$507,000

Net (loss) income	(104,000)	93,000	(368,000)	172,000

Total assets of IDS Ltd were $1,130,000 and $1,216,000 as of December 31, 2016 and September 30, 2017, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation” (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this pronouncement January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial results.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company adopted this pronouncement January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial results.

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

On July 31, 2017, we, together with our wholly-owned subsidiary Keytroller, LLC, a Delaware limited liability company (“Keytroller DE”), acquired substantially all of the assets of Keytroller, LLC, a Florida limited liability company (“Keytroller”), a manufacturer and marketer of electronic products for managing forklifts and construction vehicles (the “Keytroller Acquisition”). The Keytroller Acquisition gives us a full suite of industrial fleet management product offerings capable of covering any sized fleet and budget. The business we acquired in the Keytroller Acquisition provides our industrial truck business more scale, both from a product and revenue standpoint and markets its line of forklift management devices mainly through a network of lift truck dealers, offering solutions for different fleet sizes at a wide range of price points.

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

Our campus-based asset management system consists of four principal elements:

●	miniature wireless programmable computers attached to assets; these wireless devices may communicate via Wi-Fi, via the company’s proprietary IRF protocol, or via cellular link;

●	Optional, IRF-based, fixed-position communication infrastructure consisting of network devices with two-way wireless communication capabilities and, optional IRF-based location-emitting beacons for enhanced indoor location calculation;

●	application-specific middleware servers, which are typically hosted in our data center, but may also be hosted on the customers’ local area network (LAN) or enterprise wide area network (WAN); and

●	proprietary end-user software, which is a user-friendly web application that provides visibility and control of the system database, and which is hosted at the same data center as the middleware.

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

Risks to Our Business

During the nine-month period ended September 30, 2017, we generated revenues of $29.8 million, and Wal-Mart Stores, Inc accounted for 17% of our revenues. During the nine-month period ended September 30, 2016, we generated revenues of $27.6 million, and Wal-Mart Stores, Inc. accounted for 18% of our revenues.

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

As of September 30, 2017, we had cash (including restricted cash), cash equivalents and marketable securities of $17.4 million and working capital of $10.4 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments. To date, the Company has not generated sufficient cash flow solely from operating activities, although we had positive cash flows in the current nine-month period, to fund its operations.

We believe our available working capital, anticipated level of future revenues, expected cost savings from expense reduction initiatives implemented in the fourth quarter of 2016, expected cash flows from operations and net proceeds of approximately $16.1 million raised from an underwritten public offering that closed on July 17, 2017 will provide sufficient funds to cover capital requirements for at least the next twelve months.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies

For the nine-month period ended September 30, 2017, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Revenue:
Products	55.5%	58.5%	57.1%	57.7%
Services	44.5	41.5	42.9	42.3

	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of products	36.7	31.3	37.5	32.6
Cost of services	14.5	17.9	12.0	16.0

Total gross profit	48.8	50.8	50.5	51.4

Operating expenses:
Selling, general and administrative expenses	60.7	47.0	53.6	51.0
Research and development expenses	13.4	8.6	12.4	10.2
	74.1	55.6	66.0	61.2

Loss from operations	(25.3)	(4.8)	(15.5)	(9.8)
Interest income	0.8	0.5	0.8	0.6
Interest expense	(0.9)	(0.9)	(0.8)	(0.8)
Other income	-	-	-	-

Net loss	(25.4)%	(5.2)%	(15.5)%	(10.0)%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2016	2017
Product revenue:
Industrial and rental fleet management	$2,826,000	$5,076,000
Transportation asset management	1,735,000	1,414,000
	4,561,000	6,490,000

Services revenue:
Industrial and rental fleet management	1,424,000	2,545,000
Transportation asset management	2,230,000	2,051,000
	3,654,000	4,596,000

	$8,215,000	$11,086,000

REVENUES. Revenues increased by approximately $2.9 million, or 34.9%, to $11.1 million in the three months ended September 30, 2017 from $8.2 million in the same period in 2016. The increase in revenue is attributable to an increase in total industrial and rental fleet management revenue of approximately $3.4 million to $7.6 million in 2017 from $4.3 million in 2016 partially offset by a decrease in total transportation asset management revenue of approximately $0.5 million to $3.5 million in 2017 from $4.0 million in 2016. The increase in total industrial and rental fleet management revenue includes approximately $1.3 million in product sales from Keytroller DE.

Revenues from products increased by approximately $1.9 million, or 42.3%, to $6.5 million in the three months ended September 30, 2017 from $4.6 million in the same period in 2016. Industrial and rental fleet management product revenue increased by approximately $2.3 million to $5.1 million in 2017 from $2.8 million in 2016. The increase in industrial and rental fleet management product revenue resulted principally from approximately $1.3 million in product sales from Keytroller DE and increased product sales of $0.5 million to Jungheinrich AG, $0.4 million to Toyota Industries Corporation, and $0.3 million to the General Motors Company. Transportation asset management product revenue decreased by approximately $0.3 million to $1.4 million in 2017 from $1.7 million in 2016. The decrease in transportation asset management product revenue resulted principally from decreased spare parts sales.

Revenues from services increased by approximately $0.9 million, or 25.8%, to $4.6 million in the three months ended September 30, 2017 from $3.7 million in the same period in 2016. Industrial and rental fleet management service revenue increased by approximately $1.1 million to $2.5 million in 2017 from $1.4 million in 2016 principally due to increased SOW#4 service revenue from Avis Budget, Inc. Transportation asset management service revenue decreased by approximately $0.2 million to $2.1 million in 2017 from $2.2 in 2016 principally due to a decrease in revenue per active units.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2016	2017
Cost of products:
Industrial and rental fleet management	$1,640,000	$2,330,000
Transportation asset management	1,378,000	1,145,000
	3,018,000	3,475,000

Cost of services:
Industrial and rental fleet management	560,000	1,399,000
Transportation asset management	635,000	585,000
	1,195,000	1,984,000

	$4,213,000	$5,459,000

COST OF REVENUES. Cost of revenues increased by approximately $1.2 million, or 29.6%, to $5.5 million in the three months ended September 30, 2017 from $4.2 million for the same period in 2016. Gross profit was $5.6 million in three months ended September 30, 2017 compared to $4.0 million for the same period in 2016. As a percentage of revenues, gross profit increased to 50.8% in 2017 from 48.8% in 2016.

Cost of products increased by approximately $0.5 million, or 15.1%, to $3.5 million in the three months ended September 30, 2017 from $3.0 million in the same period in 2016. Gross profit for products was $3.0 million in 2017 compared to $1.5 million in 2016. The increase in gross profit was attributable to an increase of approximately $1.6 million in the industrial and rental fleet management gross profit to $2.7 million in 2017 from $1.2 million in 2016 and a decrease in the transportation asset management gross profit of approximately $0.1 million to $0.3 million in 2017 from $0.4 million in 2016. As a percentage of product revenues, gross profit increased to 46.5% in 2017 from 33.8% in 2016. The increase in gross profit as a percentage of product revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 54.1% in 2017 from 42.0% in 2016, which was principally due to improved customer pricing. The transportation asset management gross profit percentage decreased to 19.0% in 2017 from 20.6% in 2016 principally due to an increase in warranty expense.

Cost of services increased by approximately $0.8 million, or 66.0%, to $2.0 million in the three months ended September 30, 2017 from $1.2 million in the same period in 2016. Gross profit for services was $2.6 million in 2017 compared to $2.5 million in 2016. The increase in gross profit was attributable to an increase of approximately $0.3 million in the industrial and rental fleet management gross profit to $1.1 million in 2017 from $0.9 million in 2016. The transportation asset management gross profit decreased approximately $0.1 million to $1.5 million in 2017 from $1.6 in 2016. As a percentage of service revenues, gross profit decreased to 56.8% in 2017 from 67.3% in 2016. The decrease in gross profit as a percentage of service revenue was principally due to a decrease in the industrial and rental fleet management gross profit percentage to 45.0% in 2017 from 60.7% in 2016 principally due to a lower gross margin on the Avis SOW#4 development project portion. The transportation asset management gross profit percentage of 71.5% in 2017 remained generally consistent with the gross profit percentage in 2016.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $0.2 million, or 4.6%, to approximately $5.2 million in the three months ended September 30, 2017 compared to $5.0 million in the same period in 2016 principally due to approximately $0.4 million in in selling, general and administrative expenses from Keytroller DE. As a percentage of revenues, selling, general and administrative expenses decreased to 47.0% in the three months September 30, 2017 from 60.7% in the same period in 2016, primarily due to the increase in revenue in 2017 from 2016.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by approximately $0.1 million, or 12.8%, to approximately $1.0 million in the three months ended September 30, 2017 compared to $1.1 million in the same period in 2016 principally due to a reallocation of internal product development resources to cost of services for the Avis SOW#4 project. As a percentage of revenues, research and development expenses decreased to 8.6% in the three months ended September 30, 2017 from 13.4% in the same period in 2016, primarily due to the decrease in expenses noted above and the increase in revenue from 2017 to 2016.

NET LOSS. Net loss was $0.6 million, or $(0.04) per basic and diluted share, for the three months ended September 30, 2017 as compared to net loss of $2.1 million, or $(0.16) per basic and diluted share, for the same period in 2016. The decrease in the net loss was due primarily to the reasons described above.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth our revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2016	2017
Product revenue:
Industrial and rental fleet management	$10,393,000	$12,634,000
Transportation asset management	5,368,000	4,565,000
	15,761,000	17,199,000

Services revenue:
Industrial and rental fleet management	5,142,000	6,338,000
Transportation asset management	6,693,000	6,254,000
	11,835,000	12,592,000

	$27,596,000	$29,791,000

REVENUES. Revenues increased by approximately $2.2 million, or 8.0%, to $29.8 million in the nine months ended September 30, 2017 from $27.6 million in the same period in 2016. The increase in revenue is attributable to an increase in total industrial and rental fleet management revenue of approximately $3.4 million to $19.0 million in 2017 from $15.5 million in 2016 partially offset by a decrease in total transportation asset management revenue of approximately $1.2 million to $10.8 million in 2017 from $12.1 million in 2016. The increase in total industrial and rental fleet management revenue includes approximately $1.3 million in product sales from Keytroller DE.

Revenues from products increased by approximately $1.4 million, or 9.1%, to $17.2 million in the nine months ended September 30, 2017 from $15.8 million in the same period in 2016. Industrial and rental fleet management product revenue increased approximately $2.2 million to $12.6 million in 2017 from $10.4 million in 2016 principally from approximately $1.3 million in product sales from Keytroller DE and increased product sales of approximately $1.4 million to the General Motors Company and $1.0 million to Toyota Industries Corporation partially offset by decreased product sales of $0.5 million to the Ford Motor Company and $0.5 million to the Raymond Corporation. Transportation asset management product revenue decreased by approximately $0.8 million to $4.6 million in 2017 from $5.4 million in 2016. The decrease in transportation asset management product revenue resulted principally from decreased product revenue of approximately $0.4 million from US Trailer Holdings LLC and decreased spare parts sales.

Revenues from services increased by approximately $0.8 million, or 6.4%, to $12.6 million in the nine months ended September 30, 2017 from $11.8 million in the same period in 2016. Industrial and rental fleet management service revenue increased approximately $1.2 million to $6.3 million in 2017 from $5.1 million in 2016 principally due to increased SOW#4 service revenue from Avis Budget, Inc. Transportation asset management service revenue decreased by approximately $0.4 million to $6.3 million in 2017 from $6.7 million in 2016 principally due to a decrease in revenue per active units.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2016	2017
Cost of products:
Industrial and rental fleet management	$6,203,000	$6,077,000
Transportation asset management	4,143,000	3,640,000
	10,346,000	9,717,000

Cost of services:
Industrial and rental fleet management	1,434,000	2,953,000
Transportation asset management	1,891,000	1,803,000
	3,325,000	4,756,000

	$13,671,000	$14,473,000

COST OF REVENUES. Cost of revenues increased by approximately $0.8 million, or 5.9%, to $14.5 million in the nine months ended September 30, 2017 from $13.7 million for the same period in 2016. Gross profit was $15.3 million in nine months ended September 30, 2017 compared to $13.9 million for the same period in 2016. As a percentage of revenues, gross profit increased to 51.4% in 2017 from 50.5% in 2016.

Cost of products decreased by approximately $0.6 million, or 6.1%, to $9.7 million in the nine months ended September 30, 2017 from $10.3 million in the same period in 2016. Gross profit for products was $7.5 million in 2017 compared to $5.4 million in 2016. The increase in gross profit was attributable to an increase of approximately $2.4 million in the industrial and rental fleet management gross profit to $6.6 million in 2017 from $4.2 million in 2016 and a decrease in the transportation asset management gross profit of approximately $0.3 million to $0.9 million in 2017 from $1.2 million in 2016. As a percentage of product revenues, gross profit increased to 43.5% in 2017 from 34.4% in 2016. The increase in gross profit as a percentage of product revenue was due to an increase in the industrial and rental fleet management gross profit percentage to 51.9% in 2017 from 40.3% in 2016, which was principally due to improved customer pricing. The transportation asset management product revenue gross profit percentage decreased to 20.3% in 2017 from 22.8% in 2016 principally from lower hardware unit prices.

Cost of services increased by approximately $1.4 million, or 43.0%, to $4.8 million in the nine months ended September 30, 2017 from $3.3 million in the same period in 2016. Gross profit for services was $7.8 million in 2017 compared to $8.5 million in 2016. The decrease in gross profit was attributable to a decrease of approximately $0.3 million in the industrial and rental fleet management gross profit to $3.4 million in 2017 from $3.7 million in 2016 and a decrease in the transportation asset management gross profit of approximately $0.4 million to $4.5 million in 2017 from $4.8 million in 2016. As a percentage of service revenues, gross profit decreased to 62.2% in 2017 from 71.9% in 2016. The decrease in gross profit as a percentage of service revenue was principally due to a decrease in the industrial and rental fleet management gross profit percentage to 53.4% in 2017 from 72.1% in 2016 principally due to a lower gross margin on the Avis SOW#4 development project portion. The transportation asset management gross profit percentage of 71.2% in 2017 remained generally consistent with the gross profit percentage of 71.7% in 2016.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $0.4 million, or 2.7%, to approximately $15.2 million in the nine months ended September 30, 2017 compared to $14.8 million in the same period in 2016 principally due to approximately $0.4 million in in selling, general and administrative expenses from Keytroller DE and fees related to the Keytroller Acquisition partially offset by reduced headcount related expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 51.0% in the nine months ended September 30, 2017 from 53.6% in the same period in 2016, primarily due to the increase in revenue from 2017 to 2016.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by approximately $0.4 million, or 10.8%, to approximately $3.1 million in the nine months ended September 30, 2017 compared to $3.4 million in the same period in 2016 principally due to a reallocation of internal product development resources to cost of services for the Avis SOW#4 project. As a percentage of revenues, research and development expenses decreased to 10.2% in the nine months ended September 30, 2017 from 12.4% in the same period in 2016, primarily due to the decrease in expenses noted above and the increase in revenue from 2017 to 2016.

NET LOSS. Net loss was $3.0 million, or $(0.21) per basic and diluted share, for the nine months ended September 30, 2017 as compared to net loss of $4.3 million, or $(0.33) per basic and diluted share, for the same period in 2016. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of September 30, 2017, we had cash (including restricted cash), cash equivalents and marketable securities of $17.4 million and working capital of $10.4 million, compared to cash (including restricted cash), cash equivalents and marketable securities of $6.9 million and working capital of $10.1 million as of December 31, 2016.

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

On July 17, 2017, the Company closed an underwritten public offering consisting of 2,608,695 shares of common stock at a price per share of $5.75. In addition, the underwriters of the public offering exercised in full their option to purchase an additional 391,304 shares of common stock. Including this option exercise, the aggregate gross proceeds from the offering of a total of 2,999,999 shares of common stock, before deducting discounts and commissions and offering expenses, were approximately $17.3 million. Net proceeds from the public offering were approximately $16.1 million. The Company used approximately $7.1 million of the net proceeds from the offering to fund the Keytroller Acquisition and intends to use the remaining portion of the net proceeds for general corporate purposes.

Capital Requirements

As of September 30, 2017, we had cash (including restricted cash), cash equivalents and marketable securities of $17.4 million and working capital of $10.4 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents from the sale of common stock. To date, the Company has not generated sufficient cash flow solely from operating activities, although we had positive cash flows in the current nine-month period, to fund its operations.

We believe our available working capital, anticipated level of future revenues, expected cost savings from expense reduction initiatives implemented in the fourth quarter of 2016, expected cash flows from operations and net proceeds of approximately $16.1 million raised from an underwritten public offering that closed on July 17, 2017 will provide sufficient funds to cover capital requirements for at least the next twelve months.

On December 18, 2015, we and our wholly-owned subsidiary, Asset Intelligence, LLC, entered into a loan and security agreement (the “Revolver”) with Siena Lending Group LLC. The Revolver provided a revolving credit facility in an aggregate principal amount of up to $7.5 million and a maturity date of December 18, 2017. Effective August 30, 2017, the Company terminated the Revolver. The Company did not incur an early termination penalty as a result of terminating the Revolver.

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

Operating Activities

Net cash provided by operating activities was $3.9 million for the nine-month period ended September 30, 2017, compared to net cash used in operating activities of $1.3 million for the same period in 2016. The net cash provided by operating activities for the nine-month period ended September 30, 2017 reflects a net loss of $3.0 million and includes non-cash charges of $1.9 million for stock-based compensation and $0.7 million for depreciation and amortization expense. Changes in working capital items included:

●	a decrease in accounts receivables of $1.0 million;

●	a decrease in financing receivables of $1.1 million;

●	a decrease in deferred costs of $1.2 million; and

●	an increase in deferred revenue of $0.9 million;

Investing Activities

Net cash used in investing activities was $17.2 million for nine-month period ended September 30, 2017, compared to net cash used in investing activities of $0.4 million for the same period in 2016. The change from the same period in 2016 was primarily due to approximately $7.1 million used for the Keytroller Acquisition and net investment purchases of approximately $10.0 million in 2017.

Financing Activities

Net cash provided by financing activities was $14.3 million for the nine-month period ended September 30, 2017, compared to net cash provided by financing activities of $0.6 million for the same period in 2016. The change from the same period in 2016 was primarily due to net proceeds from a public offering of approximately $16.1 million, an increase in proceeds from the exercise of stock options of $1.2 million, partially offset by net repayments of $3.0 million of the revolving credit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2017, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as noted below.

On July 31, 2017, the Company entered into a lease agreement for approximately 4,300 leasable square feet of office and storage space located in Tampa, Florida, which is being used as Keytroller DE’s administrative office. The base rent for the leased premises is approximately $43,000 per year. The Company also will be responsible for its pro rata share of any operating expenses, taxes and insurance expenses incurred in connection with the leased premises. The initial term of the lease agreement is for a period of two years, which commenced on July 31, 2017 and, unless earlier terminated in accordance with the terms of the lease agreement, will expire on July 31, 2019. Under the lease agreement, the Company has the option to extend the term for two subsequent one-year periods, with the base rent during any extension term to be increased by the greater of (i) 3% or (ii) the increase in the Consumer Price Index.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. The Company faces both translation and transaction risks related to foreign currency exchange. Our results of operations and cash flows are subject to fluctuations in the Euro and British Pound Sterling against the United States Dollar (“USD”). Our statement of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as USD denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, and accounts payable denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows. An assumed one percent adverse change in foreign currency exchange rates would result in losses of approximately $42,000 for the nine-month period ended September 30, 2017.

For the nine-month periods ended September 30, 2016 and 2017 revenues denominated in foreign currencies were approximately 7.23% and 5.9%, respectively. Cumulative foreign currency translation gains (losses) of $180,000 and $(340,000) related to the Company’s German and United Kingdom subsidiaries are included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at September 30, 2016 and 2017, respectively. The aggregate foreign currency transaction exchange rate (losses) gains included in loss before income taxes were $(164,000) and $406,000 for the nine-month periods ended September 30, 2016 and 2017, respectively.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. As of September 30, 2017, we had cash (including restricted cash), cash equivalents and investments of $17.4 million.

Our cash (including restricted cash) and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of September 30, 2017, the carrying value of our cash and cash equivalents approximated fair value. In a declining interest rate environment, as short-term investments mature, reinvestment occurs at less favorable market rates, negatively impacting future investment income. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

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

As of September 30, 2017, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 31, 2017, we completed the Keytroller Acquisition. We are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As previously reported in the Company’s Quarterly Report on Form 10-Q for the second quarter of 2017, on June 12, 2017, ACF FinCo I LP (“ACF”) filed a lawsuit against us in the District Court for Dallas County, Texas. The complaint alleges that ACF is the successor-in-interest to McDonald Technologies International Inc. (“MTI”), one of our former suppliers, and alleges one cause of action for breach of a May 2015 Master Services Agreement pursuant to which we purchased certain products manufactured and services rendered by MTI. The complaint seeks approximately $2.0 million in damages for amounts allegedly due by us under this agreement, plus interest and attorney’s fees. On July 7, 2017, we filed our answer denying any liability to ACF and asserting various defenses to ACF’s claims against us. The lawsuit is currently in active discovery. We believe that the lawsuit is without merit and intend to continue to vigorously defend ourselves in this matter.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part 1, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended September 30, 2017, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended September 30, 2017. As the table indicates, the Company did not make any share repurchases under the share repurchase program during the quarterly period ended September 30, 2017.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2017 - July 31, 2017	-		-	-	$1,660,000
August 1, 2017 - August 31, 2017	5,000	(1)	$6.99	-	1,660,000
September 1, 2017 - September 30, 2017	21,000	(2)	6.30	-	1,660,000

Total	26,000		$6.42	-	$1,660,000

(1) Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during August 2017.

(2) Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during September 2017.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated July 11, 2017, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Keytroller, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 12, 2017).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I.D. SYSTEMS, INC.

Date: November 14, 2017	By:	/s/ Chris A. Wolfe
Chris A. Wolfe
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated July 11, 2017, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Keytroller, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 12, 2017).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Furnished herewith.

