Form 10-K
period 2017-12-31
ID SYSTEMS INC
filed 2018-03-30
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $56.6 million.

The number of shares of the registrant’s Common Stock outstanding as of March 27, 2018, was 17,634,904 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement For the Registrant’s 2018 Annual Meeting of Stockholders	Part III

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

Note Regarding Trademarks

I.D. Systems has, or has applied for, trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, AVRAMP® and Design, POWERFLEET®, POWERFLEET VISION®, POWERFLEET IQ®, VERIWISE IQ®, and ASSET INTELLIGENCE®.

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

On July 31, 2017, we, together with our wholly-owned subsidiary Keytroller, LLC, a Delaware limited liability company (“Keytroller”), acquired substantially all of the assets of Keytroller, LLC, a Florida limited liability company (the “Keytroller Acquisition”). The business we acquired in the Keytroller Acquisition develops and markets electronic products for managing forklifts and construction vehicles. The Keytroller Acquisition gives us a full suite of industrial fleet management product offerings capable of covering any sized fleet and budget and provides our industrial truck business more scale, both from a product and revenue standpoint and markets its line of forklift management devices mainly through a network of lift truck dealers, offering solutions for different fleet sizes at a wide range of price points.

We have focused our business activities on three primary business solutions: (i) Industrial Truck Asset Management, (ii) Transportation Asset Management, and (iii) Connected Vehicle Solutions. Our solution for industrial truck asset management allows our customers to reduce operating risks including unsafe activity, facility equipment and goods damage, operational costs and capital expenditures and to comply with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solution for transportation asset management allows our customers to increase revenue per asset deployed, reduce fleet size, and improve the monitoring and control of sensitive cargo. Our solutions for connected vehicles include unique Internet-of-Things (“IoT”) projects similar to projects we have delivered to Avis Budget Group. These engineering programs help our customers transform their operations. For Avis Budget Group, our rental fleet management platform assists rental car companies in generating higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improving customer service by expediting the rental and return processes. In addition, our wireless solution for “car sharing” enables rental car companies to establish a network of vehicles positioned strategically around cities or on corporate campuses, control vehicles remotely, manage member reservations by smart phone or Internet, and charge members for vehicle use by the hour.

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

We sell our solutions to both executive, division and site-level management within the enterprise. We also utilize channel partners such as independent dealers and Original Equipment Manufacturers (OEMs) who may opt for us to white label our product. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization. We work closely with customers to help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments. Post-implementation, we consult with our customers to further extend and customize the benefits to the enterprise by delivering enhanced analytics capabilities.

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, transportation, aviation, aerospace and defense, homeland security and vehicle rental. Based on revenues for 2017, our top customers were Wal-Mart Stores, Inc. and Avis Budget Group.

Our Solutions

We design and implement wireless M2M asset management solutions that deliver both site-level and enterprise-level return on investment for our customers. Our solutions can be targeted to either campus-based assets or “over-the-road” assets.

Industrial Truck Asset Management Solutions

Our asset management solutions for campus-type and wide area-based assets incorporate wireless devices that provide on-board control, location tracking and data processing for enterprise assets, to provide real-time visibility of, and two-way communications with, such assets. These systems provide technological advantages that differentiate them from systems used for inventory, warehouse management and logistics tracking. For example, while inventory tracking systems rely on constant, continuous wireless connectivity to perform core functions, our systems require only periodic wireless communications and, our on-asset devices are designed to perform their core functions autonomously. Our enterprise-class software can run in the cloud or behind our customer’s firewall.

Our campus-based asset management system consists of four principal elements:

●	miniature wireless programmable computers attached to assets; these wireless devices may communicate via Wi-Fi, via the company’s proprietary IRF protocol, or via cellular link;

●	optional, IRF-based, fixed-position communication infrastructure consisting of network devices with two-way wireless communication capabilities and, optional IRF-based location-emitting beacons for enhanced indoor location calculation;

●	application-specific middleware servers, which are typically hosted in our data center, but may also be hosted on the customers’ local area network (LAN) or enterprise wide area network (WAN); and

●	proprietary end-user software, which is a user-friendly web application that provides visibility and control of the system database, and which is hosted at the same data center as the middleware. As stated above, our enterprise software is flexible enough to run thousands of customers, sites or assets in either a customer hosted or in the cloud configuration.

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

Our cellular “Hotspot” option allows our products to be outfitted on assets that go beyond campus boundaries such as aviation and construction equipment.

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

Our solutions for industrial fleet asset management allows fleet operators to reduce operating costs and capital expenditures, comply with certain safety regulations and enhance security.

To help improve fleet safety and security, our solutions provide vehicle operator access control to ensure that only trained and authorized personnel are able to use equipment, and impact sensing to assign responsibility for abusive driving.

Our solutions also provide: contactless operator identification; automatic wireless data communications; motion/idle detection, electronic vehicle inspection checklists for paperless compliance with governmental safety regulations; automatic reporting of emerging vehicle safety issues; automatic on-vehicle intervention, such as disabling equipment, in response to user-definable safety and security parameters; and remote vehicle deactivation capabilities, allowing a vehicle to be shut down manually or automatically under user-defined conditions.

In addition, our solutions are compatible with a wide range of electronic driver identification technologies and also provide indoor and outdoor vehicle/operator visibility through a combination of global positioning system (GPS) and RFID technologies, and geo-fencing to restrict vehicles from operating in prohibited areas or issue alerts upon unauthorized entry to such areas. Our solutions also support optional sensing elements to provide additional vehicle utilization data, including load detection data, battery data and activity meter data.

To analyze and benchmark vehicle utilization and operator productivity, our solutions automatically record a wide range of activity and enable detailed performance comparisons to help management make informed decisions about vehicle and manpower allocations. This can lead to operating cost savings through fleet and personnel reductions as well as increases in productivity. Our solutions also provide real-time and historical visibility of vehicle movements and other advanced asset management options.

To help reduce fleet maintenance costs, our solutions can automate and enforce preventative maintenance scheduling by:

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

Our solutions also enable maintenance personnel to locate and retrieve vehicles due for service via the system’s optional graphical viewer software and can provide automatic data feeds to our customers’ existing enterprise maintenance software systems.

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

Transportation Asset Management Solutions

Our mobile systems for managing remote, “over-the-road” assets are provided by our Asset Intelligence subsidiary. These systems provide mobile-asset tracking and condition-monitoring solutions to meet the transportation market’s desire for greater visibility, safety, security, and productivity throughout global supply chains. By leveraging a combination of cellular and satellite communications and web-based data management technologies, the Asset Intelligence VeriWise product family provides shippers and carriers with tools to better manage their trailer and container fleets, freight transport operations, and maintenance controls. VeriWise systems enable quick access to actionable intelligence that results in better utilization, control, and security of our customers’ freight-carrying assets.

Our transportation asset management systems consist of five principal elements:

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

Connected Vehicle Solutions

In our connected vehicle solutions, we engage customers on unique IoT, M2M challenges that enable them to have considerable competitive advantage or to improve revenue or decrease their costs of operations.

Our second major telematics development for Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group, includes the development of a Unified Telematics Platform (“UTP”) and deployment of 50,000 units. This solution supports several modes of operation: traditional, manned lot operations, such as at airports; remote, unmanned lots, such as designated street-level rental ‘pods’ and parking spaces; and the emerging ‘rent anywhere’ model. The initial shipments and installation of 50,000 units is planned for early 2018.

Our first program in 2011 with ABCR resulted in the deployment of 30,000 units for automated check-in/check-out and capturing customer billing using accurate fuel and odometer readings over the five-year term of the agreement. These 30,000 devices were cost-effectively installed and reinstalled annually by the ABCR personnel throughout the contract term.

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

Analytics

PowerFleet IQ (for fleets of forklifts and other industrial trucks) and VeriWise IQ (for fleets of containers, trailers and other transportation assets) provides our customers with a holistic view of their asset activity across an enterprise supply chain.

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

Growth Strategy

Our objective is to become a leading global provider of wireless solutions for managing and securing enterprise assets. To achieve this goal, we intend to:

Increase sales in existing markets to existing customers and pursue opportunities with new customers by:

●	focusing our business solutions by vertical markets to position ourselves as the innovative thought leader;

●	maintaining a sales and marketing team that is focused on identifying, seizing and managing revenue opportunities, with the primary goal of expanding our customer base and achieving wider market penetration;

●	Implementing improved marketing, sales and support strategies;

●	utilizing our Analytics software offering to (i) shorten our initial sales cycles by helping prospective customers identify and quantify benefits expected from our solutions, (ii) accelerate transitions from initial implementation to roll-out programs by helping customers achieve and prove expected benefits, and (iii) build service revenue through long-term SaaS contracts;

●	developing asset management-specific data analytics capabilities to differentiate our product offering, add value to our solutions for large enterprise customers, and produce incremental revenue at a high profit margin; and

●	developing channel partners to provide new sales, marketing, distribution and support networks.

Expand into new applications and markets for our technology by:

●	pursuing opportunities to integrate our system with computer hardware and software vendors, including original equipment manufacturers;

●	establishing relationships with global distributors to market and sell our system internationally; and

●	pursuing acquisitions of companies that we believe will enhance the functionality and broaden the applicability of our solutions.

Products and Services

We offer our customers integrated wireless solutions to control, monitor, track and analyze their enterprise assets. Our solutions are comprised of hardware and software, as well as hosting, maintenance, support and consulting services.

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended December 31,
	2015	2016	2017

Industrial truck asset management and connected vehicles	$20,573,000	$20,984,000	$26,678,000
Transportation asset management	21,211,000	15,838,000	14,280,000
	$41,784,000	$36,822,000	$40,958,000

Industrial Truck Asset Management and Connected Vehicles Products

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

Transportation Asset Management Products

On-Asset Hardware. We offer several hardware configurations to address different remote asset types (e.g., dry van trailers, refrigerated trailers, domestic containers, chassis, and railcars), as well as customer-specific requirements. Our on-asset hardware options contain:

●	an integrated computer programmed with a product-specific application, a cellular or satellite transceiver, and a GPS receiver;

●	solar panels and circuitry to maintain the charge of the on-asset device’s power pack;

●	sealed lead acid, lithium battery or supercap power packs to power the hardware when un-tethered from a power source; and

●	a wire harness to connect to an existing power source (e.g., on the tractor).

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

Software as a Service (“SaaS”). We provide system monitoring, help desk technical support, escalation procedure development, routine diagnostic data analysis and software updates services as part of the ongoing contract term. These services ensure deployed systems remain in optimal performance condition throughout the contract term and provide access to newly developed features and functions on an annual basis.

Maintenance Services. We provide a warranty on the hardware components of our system. During the warranty period, we either replace or repair defective hardware. We also make extended maintenance contracts available to customers and offer ongoing maintenance and support on a time and materials basis.

Connected Vehicle Solutions

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

Our connected vehicle management systems are available as either Company- or customer-hosted solutions to meet our customers’ needs and information technology requirements. Our Company-hosted solutions utilize I.D. Systems’ commercial colocation center.

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

New product development

In 2017, we continued to invest in research and development and released the following notable products:

●	We released our VisionPro platform for our Industrial Truck Asset Management products. This enabled true enterprise-class SaaS capabilities which we sell on a subscription basis. This product makes it easier for customers to implement, learn and get value from our PowerFleet system from anywhere in the world. This platform also lowers our costs to implement and support customers.

●	We released our FleetView next generation SaaS platform for our TAM products. Like our VisionPro product, this product makes it easier for our customers to implement, learn and get value from our Veriwise system from anywhere in the world. This platform also lowers our costs to implement and support customers.

●	We developed the Avis Budget group Unified Telematics Platform which is tightly integrated into the Avis Connected Car Management system. This is a complete solution which includes specialized hardware device, middleware for security and connectivity, cellular network utilization, server-side asset management and monitoring and full application programming interface support into Avis’s rental management system.

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

We sell our systems to executive, division and site-level management within the enterprise. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization.

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

During the year ended December 31, 2017, we generated revenues of $41.0 million with Wal-Mart Stores, Inc. accounting for 16% of our revenues. During the year ended December 31, 2016, we generated revenues of $36.8 million with Wal-Mart Stores, Inc. accounting for 18% of our revenues. During the year ended December 31, 2015, we generated revenues of $41.8 million with Wal-Mart Stores, Inc. accounting for 23% of our revenues.

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

We attempt to distinguish ourselves from our competitors by focusing on three primary business solutions: (i) industrial truck asset management, (ii) transportation asset management, and (iii) connected vehicle solutions. This focus has enabled us to direct product development efforts specifically suited for our target markets. Our on-asset devices are designed to operate independently of other system components, allowing for continuous asset control and data gathering even when the asset is out of wireless communication range. We believe that our proprietary technology as well as our experience in designing and developing products for our target markets distinguishes us within these markets.

In each of our markets, we encounter different competitors due to the dynamics of each market. In the industrial truck asset management market, we are not aware of any competitors that can provide the precise capabilities of our systems due to our intellectual property and proprietary solutions; however, competitors do provide similar solutions that seek to address the same customer needs that our products address. Those companies include both emerging companies with limited operating histories, such TotalTrax Inc., and SpeedShield Technologies and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Crown Equipment Corp.

In the transportation asset management market, we compete against several established competitors, including Omnitracs, LLC, SkyBitz, Inc., Orbcomm Inc. and Spireon, Inc. We attempt to differentiate our solutions in this market by offering a choice of communication mode (satellite or cellular), patented battery management technology, sensor options, and installation configurations (dry van trailers, domestic containers, flatbed trailers, covered hopper and tanker railcars, and chassis).

In the connected vehicles solutions market, our solutions for traditional airport-based rental fleet management compete primarily against existing handheld devices, which are used widely by vehicle rental companies. Currently, the principal handheld device providers we compete against include Motorola and Intermec which was acquired by Honeywell International Inc. Our solutions for remote, decentralized rental fleet management compete primarily with companies in the car sharing market such as Hertz, Enterprise, Zipcar and City Car Share. Large system integrators and several of the national cellular wireless providers have started to offer solutions, which package third party hardware, firmware and software, that compete with our solutions. In the markets for both types of rental fleet solutions, our competitive position is differentiated by our patented product offering - a fully automated, readily installed, and cost-effective car rental system.

Research and Development

Our research and development team has expertise in areas such as software and firmware development, database design and data analytics, wireless communications, mechanical and electrical engineering, and both product and project management. In addition, we utilize external contractors to supplement our team in the areas of software and firmware development, digital design, test development and product-level testing.

We spent approximately $4.6 million, $4.5 million, and $4.0 million for research and development during the years ended December 31, 2015, 2016, and 2017, respectively.

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

In 2017, we focused our research and development investments in several key areas:

●	improving the reliability and performance of our next-generation vehicle management system platform, the VAC4, which simplifies installation and support requirements. These efforts are expected to stimulate more widespread use of our technology on a broader range of equipment. We improved our sensing capabilities to cover more of the market need, further reduced power consumption, and also improved the user interface to further simplify installation and repeatability without end-customer training. Remote reprogramming processes have been further improved to expedite and harden the in-field upgrade process without impacting asset operation, enabling our customers to benefit from many new and improved features while simplifying customer support;

●	improving the reliability and performance of our product line of over-the-road asset management solutions, including products tailored towards dry van trailers, intermodal containers and chassis;

●	initiating two new product development projects for the transportation asset management product line;

●	the development of our next-generation rental car management system, including a new in-vehicle hardware and firmware platform, and an improved, more scalable software solution;

●	the performance of our new end-user software for both industrial truck management and over-the-road asset management, designed to improve the customer experience and reduce support requirements;

●	improving business intelligence and data analytics tools to quantify and simplify customer benefit achievement, within a single deployed facility, across an enterprise, and compared to peers within the same industry;

●	the continued development of specific features and data interfaces for our solutions to meet the individual requirements of large customers.

Specifically, in 2017, we improved our next generation vehicle management system on-vehicle platform and improved our product line of over-the-road asset management solutions, as described below:

●	we increased the performance and reliability of our fourth-generation on-vehicle device, the VAC4, which we expect to provide benefits to both the Company (primarily through lower costs, fewer product SKU’s, easier installation, integration with our hosted service offering, and expanded functional capabilities) and end users (including a simpler, universal interface with multiple vehicle types, reduced installation time, reduced upgrade time, compatibility with all known driver ID cards, newer wireless networking protocols, a larger display for vehicle operators, and enhancements to the content and style of the information displayed); we also upgraded our core processor and firmware platform to simplify ongoing development, testing and upgrade, as well as improve development quality and timeliness;

●	we increased the performance and reliability of three new transportation asset management products, the GSM-D400, an intermodal container tracking system, the GSM-D150, an intermodal chassis tracking device, and the GSM-D300, a dry van management system with an advanced cargo sensor, which enables customers to perform full-function asset monitoring with either satellite or cellular communications;

●	we initiated two new product development projects for the transportation asset management product line that will enable the use of LTE cellular communication as well as the incorporation of wireless sensors; and

●	we developed and delivered our next-generation motor-vehicle asset communicator, tailored to the needs of both on-lot and off-lot car rental - and for the connected car market in general, including LTE cellular communication, improved, hardened, secure firmware and a more secure, scalable software platform; and

●	we improved the enterprise analysis capabilities of our Analytics platform for multi-site, multi-region customers.

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

I.D. Systems has built a portfolio of patents and patent applications relating to various aspects of its technology and products. As of March 5, 2018, the I.D. Systems patent portfolio includes 25 U.S. patents, 2 pending U.S. patent applications, 1 pending foreign patent application, and 1 foreign patent. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2019 and 2036. I.D. Systems also has foreign patents and pending applications relating to its wireless asset management system, connected car product, and new features added to our vehicle management system. No single patent or patent family is considered material to the I.D. Systems business.

I.D. Systems’ subsidiary, Asset Intelligence LLC (“AI”), also utilizes patents to protect aspects of its intellectual property assets. The AI patent portfolio focuses on methods, systems, and devices for managing mobile assets and reducing power consumption in mobile assets. As of March 19, 2018, the AI patent portfolio includes 24 U.S. patents. With timely payments of all maintenance fees, the granted U.S. patents have expiration dates falling between 2021 and 2034. No single patent or family of patents is considered material to the AI business.

Trademarks

We have, or have applied for, trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, AVRAMP® and Design, POWERFLEET®, POWERFLEET VISION®, POWERFLEET IQ®, VERIWISE IQ®, and ASSET INTELLIGENCE®.

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

Employees

As of March 15, 2018, we had 117 full-time employees, including 10 employees based in Germany and the United Kingdom. Of our 117 total employees, 30 were engaged in customer service, 21 in product development (which includes engineering), 4 in new product management, 12 in operations, 30 in sales and marketing, 4 in information technology and 16 in executive, administration and finance. We believe that our relationships with our employees are good.

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

As of December 31, 2017, we had cash, cash equivalents and marketable securities of $16.9 million and working capital of $10.1 million. Our primary sources of cash are cash flows from operating activities and our holdings of cash, cash equivalents and investments. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We incurred net losses of approximately $10.0 million, $6.4 million and $3.9 million for the years ended December 31, 2015, 2016 and 2017, respectively, and have incurred additional net losses since inception. At December 31, 2017, we had an accumulated deficit of approximately $95.4 million. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline.

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

We may require additional capital in the future to develop and commercialize additional products and technologies or take advantage of other opportunities that may arise, including potential acquisitions. We may seek to raise the necessary funds through public or private equity offerings, debt financings, additional operating improvements, asset sales or strategic alliances and licensing arrangements. We have on file a shelf registration statement on Form S-3 that was declared effective by the SEC on May 18, 2017. The shelf registration statement allows us to raise up to an aggregate of $60.0 million from the sale of common stock, preferred stock, warrants, debt securities and units or any combination of the foregoing. On July 17, 2017, we closed an underwritten public offering of approximately $17.3 million in aggregate gross proceeds, which was conducted pursuant to a prospectus supplement to our shelf registration statement. To the extent we raise additional capital by issuing equity securities, including pursuant to our shelf registration statement, our existing stockholders may experience substantial dilution. In addition, we may be required to relinquish rights to our technologies or systems, or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliance, joint venture and licensing arrangements. We cannot provide assurance that the additional sources of funds will be available, or if available, would have reasonable terms. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs, and our business, financial condition, results of operations and stock price could be materially and adversely affected.

We are highly dependent upon sales of our wireless asset management system to a few customers. The loss of any of these customers, or any material reduction in the amount of our products they purchase, could materially and adversely affect our financial condition and results of operations.

During the year ended December 31, 2017, we generated revenues of $41.0 million with Wal-Mart Stores, Inc. accounting for 16% of our revenues. During the year ended December 31, 2016, we generated revenues of $36.8 million with Wal-Mart Stores, Inc. accounting for 18% of our revenues. During the year ended December 31, 2015, we generated revenues of $41.8 million with Wal-Mart Stores, Inc. accounting for 23% of our revenues. The loss of these customers or any material reduction in the amount of our products that these customers purchase, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

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

In the transportation asset management market, we compete against several established competitors, including Omnitracs, LLC, SkyBitz, Inc., Orbcomm Inc. and Spireon, Inc. We attempt to differentiate our solutions in this market by offering a choice of communication mode (satellite or cellular), patented battery management technology, sensor options, and installation configurations (dry van trailers, domestic containers, flatbed trailers, covered hopper and tanker railcars, and chassis).

In the connected vehicles solutions market, our solutions for traditional airport-based rental fleet management compete primarily against existing handheld devices, which are used widely by vehicle rental companies. Currently, the principal handheld device providers we compete against include Motorola and Intermec which was acquired by Honeywell International Inc. Our solutions for remote, decentralized rental fleet management compete primarily with companies in the car sharing market such as Hertz, Enterprise, Zipcar and City Car Share. Large system integrators and several of the national cellular wireless providers have started to offer solutions, which package third party hardware, firmware and software, that compete with our solutions. In the markets for both types of rental fleet solutions, our competitive position is differentiated by our patented car rental system.

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

Our business operations require that we use and store sensitive data, including intellectual property and proprietary business information in our secure data centers and on our networks. We face a number of threats to our data centers and networks in the form of unauthorized access, security breaches and other system disruptions. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information used or stored on our networks and may result in significant data losses or theft of our, our customers’, or our business partners’ intellectual property or proprietary business information. A cybersecurity breach could negatively affect our reputation by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber-attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on our business, results of operations and financial condition.

Our ability to utilize net operating loss carry-forwards may be limited.

The Company has U.S. net operating loss carry-forwards (“NOLs”) that expire through 2037. Section 382 of the Internal Revenue Code imposes an annual limitation on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. Federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

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

To date, we have not generated significant revenues outside of North America. As part of our growth strategy, we are seeking ways to expand our operations outside of North America by establishing offices in the United Kingdom and Germany and developing relationships with global distributors to market and sell our systems internationally. For example, as of March 15, 2018, we had six employees in Germany and four in the United Kingdom who market and sell our systems in Europe. There are a number of risks inherent in doing business in international markets, including:

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

As of March 27, 2018, our executive officers and directors beneficially owned, in the aggregate, 6% of our outstanding common stock, not including 351,000 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We have 17,634,904 shares of common stock outstanding as of March 27, 2018, of which 16,560,320 shares are freely transferable without restriction, and 1,074,584 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of December 31, 2017, options to purchase 1,290,000 shares of our common stock were issued and outstanding, of which 667,000 were vested. The remaining options will vest ratably over a five-year period measured from the date of grant. The weighted-average exercise price of the vested stock options is $5.11. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

The issuance of equity or debt securities under our shelf registration statement could have a negative impact on the price of our common stock.

We have on file a shelf registration statement on Form S-3 that was declared effective by the SEC on May 18, 2017. The shelf registration statement allows us to raise up to an aggregate of $60.0 million from the sale of common stock, preferred stock, warrants, debt securities, and units, or any combination of the foregoing. If we issue all of the securities included in the shelf registration statement, there could be a substantial dilutive effect on our common stock and an adverse effect on the price of our common stock.

On July 17, 2017, we closed an underwritten public offering of approximately $17.3 million in aggregate gross proceeds, which was conducted pursuant to a prospectus supplement to our shelf registration statement.

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

As of December 31, 2017, we had cash, cash equivalents and investments of $16.9 million. In a declining interest rate environment, reinvestment typically occurs at less favorable market rates, negatively impacting future investment income. Accordingly, interest rate fluctuations may adversely affect our income and results of operations.

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

Our Keytroller administrative offices and storage space are located in Tampa, Florida. In July 2017, we entered into a lease for this facility, consisting of approximately 5,000 square feet, which expires July 31, 2019. The rent is approximately $3,600 per month.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is traded on the NASDAQ Global Market under the symbol “IDSY.” The following table sets forth the high and low sales price for our common stock on the NASDAQ Global Market for each fiscal quarter during the years ended December 31, 2016 and 2017.

Quarter Ended	High	Low

2017
March 31, 2017	$7.34	$5.25
June 30, 2017	7.01	5.87
September 30, 2017	7.56	5.50
December 31, 2017	7.75	6.53

2016
March 31, 2016	$4.80	$3.75
June 30, 2016	5.39	4.19
September 30, 2016	5.43	4.26
December 31, 2016	5.59	4.63

Performance Graph.

The following graph shows a five-year comparison of cumulative total shareholder return for (i) the Company, (ii) the NASDAQ Market Index, and (iii) the Morningstar Communication Equipment Index (the “Morningstar Index”).

The graph assumes that $100 was invested in each of the Company’s common stock, the NASDAQ Market Index and the Morningstar Index on December 31, 2012, and that any dividends were reinvested. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	Fiscal Year Ended
COMPANY/INDEX/MARKET	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017

I.D. Systems, Inc.	$100.00	$99.48	$114.95	$79.04	$93.13	$119.24
NASDAQ Market Index	100.00	140.12	160.78	171.97	187.22	242.71
Morningstar Industry Index	100.00	127.52	138.74	125.24	137.8	163.50

Prepared by Zacks Investment Research, Inc.

Index Data: Copyright NASDAQ OMX, Inc. Copyright Morningstar, Inc.

Holders.

As of March 27, 2018, there were 17 holders of record of our common stock.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended December 31, 2017. As the table indicates, the Company did not make any share repurchases during the quarterly period ended December 31, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2017 - October 31, 2017	-		-	-	$1,660,000
November 1, 2017 - November 30, 2017	-		-	-	1,660,000
December 1, 2017 - December 31, 2017	6,000	(1)	$6.78	-	1,660,000

Total	6,000		$6.78	-	$1,660,000

(1) Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during December 2017.

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

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the five years ended December 31, 2017 derived from our audited financial statements. You should read the information in the table below together with the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the 2015, 2016 and 2017 fiscal years, and our financial statements and related notes and the other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2014	2015	2016	2017
Statement of Operations Data:
Revenues	$39,946,000	$45,633,000	$41,784,000	$36,822,000	$40,958,000
Cost of revenues	22,036,000	25,627,000	24,761,000	18,528,000	20,031,000

Gross profit	17,910,000	20,006,000	17,023,000	18,294,000	20,927,000
Operating expenses:
Selling, general and administrative expenses	21,769,000	25,094,000	22,750,000	20,126,000	21,053,000
Research and development expenses	4,389,000	6,649,000	4,556,000	4,536,000	3,965,000
Loss on settlement of finance receivable	-	441,000	-	-	-

Loss from operations	(8,248,000)	(12,178,000)	(10,283,000)	(6,368,000)	(4,091,000)
Interest income	635,000	595,000	360,000	285,000	253,000
Interest expense	-	(29,000)	(18,000)	(293,000)	(342,000)
Other income (loss), net	51,000	37,000	(11,000)	6,000	(1,000)

Net loss before income taxes	(7,562,000)	(11,575,000)	(9,952,000)	(6,370,000)	(4,181,000)
Income tax benefit - sale of NJ net operating losses and R&D tax credits	63,000	-	-	-	311,000

Net loss	$(7,499,000)	$(11,575,000)	$(9,952,000)	$(6,370,000)	$(3,870,000)

Net loss per share - basic and diluted	$(0.63)	$(0.96)	$(0.79)	$(0.49)	$(0.26)

Weighted average common shares outstanding - basic and diluted	11,912,000	12,098,000	12,614,000	12,984,000	14,961,000

Balance Sheet Data (at end of period):

Cash and cash equivalents	$6,882,000	$6,277,000	$4,793,000	$5,277,000	$5,403,000

Investments	7,190,000	7,315,000	1,598,000	1,614,000	11,479,000

Total assets	55,515,000	52,486,000	44,428,000	44,246,000	60,932,000

Long term debt	293,000	149,000	-	-	-

Total stockholders’ equity	37,449,000	27,255,000	20,570,000	16,002,000	32,971,000

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

We have focused our business activities on three primary business solutions: (i) Industrial Truck Asset Management, (ii) Transportation Asset Management, and (iii) Connected Vehicle Solutions. Our solution for industrial truck asset management allows our customers to reduce operating risks including unsafe activity, facility equipment and goods damage, operational costs and capital expenditures and to comply with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solution for transportation asset management allows our customers to increase revenue per asset deployed, reduce fleet size, and improve the monitoring and control of sensitive cargo. Our solutions for connected vehicles include unique Internet-of-Things (“IoT”) projects similar to projects we have delivered to Avis Budget Group. These engineering programs help our customers transform their operations. For Avis Budget Group, our rental fleet management platform assists rental car companies in generating higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improving customer service by expediting the rental and return processes. In addition, our wireless solution for “car sharing” enables rental car companies to establish a network of vehicles positioned strategically around cities or on corporate campuses, control vehicles remotely, manage member reservations by smart phone or Internet, and charge members for vehicle use by the hour.

We sell our solutions to both executive, division and site-level management within the enterprise. We also utilize channel partners such as independent dealers and Original Equipment Manufacturers (OEMs) who may opt for us to white label our product. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization. We work closely with customers to help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments. Post-implementation, we consult with our customers to further extend and customize the benefits to the enterprise by delivering enhanced analytics capabilities.

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, transportation, aviation, aerospace and defense, homeland security and vehicle rental.

We have incurred net losses of approximately $10.0 million, $6.4 million and $3.9 million for the years ended December 31, 2015, 2016 and 2017 respectively, and have incurred additional net losses since inception. As of December 31, 2017, we had cash, cash equivalents and marketable securities of $16.9 million, working capital of $10.1 million, and an accumulated deficit of $95.4 million. Our primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments from the sale of common stock. To date, the Company has not generated sufficient cash flow solely from operating activities to fund our operations.

During the year ended December 31, 2017, we generated revenues of $41.0 million with Wal-Mart Stores, Inc. accounting for 16% of our revenues. During the year ended December 31, 2016, we generated revenues of $36.8 million with Wal-Mart Stores, Inc. accounting for 18% of our revenues. During the year ended December 31, 2015, we generated revenues of $41.8 million with Wal-Mart Stores, Inc. accounting for 23% of our revenues.

On July 17, 2017, we closed an underwritten public offering consisting of 2,608,695 shares of common stock at a price per share of $5.75. In addition, the underwriters of the public offering exercised in full their option to purchase an additional 391,304 shares of common stock. Including this option exercise, the aggregate gross proceeds from the offering of a total of 2,999,999 shares of common stock, before deducting discounts and commissions and offering expenses, were approximately $17.3 million. Net proceeds from the public offering were approximately $16.1 million. We used a portion of the net proceeds from the offering to fund the Keytroller Acquisition (as defined below) and intends to use the remaining portion of the net proceeds for general corporate purposes.

On July 31, 2017, the Company, together with our wholly-owned subsidiary Keytroller, LLC, a Delaware limited liability company (“Keytroller”), acquired substantially all of the assets of Keytroller, LLC, a Florida limited liability company (“Keytroller FL” and such acquisition, the “Keytroller Acquisition”). The business we acquired in the Keytroller Acquisition develops and markets electronic products for managing forklifts and construction vehicles. The Keytroller Acquisition gives us a full suite of industrial fleet management product offerings capable of covering any sized fleet and budget and provides our industrial truck business more scale, both from a product and revenue standpoint and markets its line of forklift management devices mainly through a network of lift truck dealers, offering solutions for different fleet sizes at a wide range of price points.

In 2017, we improved our next generation vehicle management system on-vehicle platform and improved our product line of over-the-road asset management solutions, as described below:

●	we increased the performance and reliability of our fourth-generation on-vehicle device, the VAC4, which we expect to provide benefits to both the Company (primarily through lower costs, fewer product SKU’s, easier installation, integration with our hosted service offering, and expanded functional capabilities) and end users (including a simpler, universal interface with multiple vehicle types, reduced installation time, reduced upgrade time, compatibility with all known driver ID cards, newer wireless networking protocols, a larger display for vehicle operators, and enhancements to the content and style of the information displayed); we also upgraded our core processor and firmware platform to simplify ongoing development, testing and upgrade, as well as improve development quality and timeliness;

●	we increased the performance and reliability of three new transportation asset management products, the GSM-D400, an intermodal container tracking system, the GSM-D150, an intermodal chassis tracking device, and the GSM-D300, a dry van management system with an advanced cargo sensor, which enables customers to perform full-function asset monitoring with either satellite or cellular communications;

●	we initiated two new product development projects for the transportation asset management product line that will enable the use of LTE cellular communication as well as the incorporation of wireless sensors; and

●	we developed and delivered our next-generation motor-vehicle asset communicator, tailored to the needs of both on-lot and off-lot car rental - and for the connected car market in general, including LTE cellular communication, improved, hardened, secure firmware and a more secure, scalable software platform; and

●	we improved the enterprise analysis capabilities of our Analytics platform for multi-site, multi-region customers.

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

Revenue Recognition

We derive revenue from: (i) sales of our wireless asset management systems and spare parts; (ii) remotely hosted SaaS agreements and post-contract maintenance and support agreements; (iii) services, which includes training and technical support; and (iv) periodically, leasing arrangements.

Our industrial truck and connected vehicle wireless asset management systems consist of on-asset hardware, communication infrastructure, SaaS, and hosting infrastructure. Revenue derived from the sale of our industrial truck and connected vehicle wireless asset management systems is allocated to each element based upon vendor specific objective evidence (VSOE) of the fair value or best estimate of selling price (“BESP”) of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. BESP is determined based on the overall pricing objectives taking into consideration market conditions and entity specific factors. Revenue is recognized as each element is delivered based on the allocation of arrangement consideration to each element based upon VSOE or BESP, and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company’s system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, persuasive evidence of an arrangement exists, sales price is fixed and determinable, collectability is reasonably assured and contractual obligations have been satisfied. In some instances, we are also responsible for providing installation services. The installation services, which could be performed by third parties, are considered another element in a multi-element deliverable and revenue for installation services is recognized at the time the installation is provided. Training and technical support revenue are recognized at time of performance.

We recognize revenues from the sale of transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the SaaS services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, ranging from one to five years, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years.

The service revenue for our transportation asset monitoring equipment relates to charges for monthly messaging usage and value-added features charges. The usage fee is a monthly fixed charge based on the expected utilization according to the rate plan chosen by the customer. Service revenue generally commences upon equipment installation and customer acceptance and is recognized over the period such services are provided.

Revenue from remote transportation asset monitoring equipment activation fees are deferred and amortized over the life of the contract.

Spare parts sales are reflected in product revenues and recognized on the date of customer receipt of the part.

We also enter into remotely hosted SaaS agreements and post-contract maintenance and support agreements for our wireless asset management systems. Revenue is recognized over the service periods and the cost of providing these services is expensed as incurred. Deferred revenue also includes prepayment of extended maintenance, hosting and support contracts.

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

The allowance for uncollectable minimum lease payments represents our best estimate of the amount of credit losses in the existing notes and sales-type lease receivable. The allowance is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. We consider our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2015, 2016 and 2017. We do not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes/leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. We resume accrual of interest when it is probable that we will collect the remaining principal and interest of an impaired note/lease. Notes and leases become past due based on how recently payments have been received.

Inventory

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method.

Inventory valuation reserves are established in order to report inventories at the lower of cost or net realizable value in the consolidated balance sheet. The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for obsolete and slow-moving inventory are estimated based on assumptions of future sales forecasts, product life cycle expectations, the impact of new product introductions, production requirements, and specific identification of items, such as product discontinuance or engineering/material changes and by comparing the inventory levels to historical usage rates.

Stock-Based Compensation

We account for stock-based employee compensation for all share-based payments, including grants of stock options, as an operating expense, based on their fair values on the grant date. The Company recorded stock-based compensation expense of $1,609,000, $1,658,000 and $2,437,000 for the years ended December 31, 2015, 2016 and 2017, respectively.

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

Business Combinations

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

The Company re-measures the fair value of the contingent consideration at each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings in the accompanying consolidated statement of operations. Actual results could differ from such estimates in future periods based on the re-measurement of the fair value.

Product Warranties

We provide a one-year warranty on our products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

Income taxes

We use the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2016 and 2017, we had a valuation allowance on all of our deferred tax assets.

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

Results of Operations

The following table sets forth certain items related to our statement of operations as a percentage of revenues for the periods indicated and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our results reflect the operations of Keytroller from July 31, 2017, the effective date of the Keytroller Acquisition. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended December 31,
	2015	2016	2017
Revenues:
Products	58.7%	58.0%	57.5%
Services	41.3	42.0	42.5
	100.0	100.0	100.0

Cost of revenues:
Cost of products	43.1	38.1	32.8
Cost of services	16.1	12.2	16.1

Total gross profit	40.8	49.7	51.1

Selling, general and administrative expenses	54.4	54.7	51.4
Research and development expenses	10.9	12.3	9.7

Loss from operations	(24.5)	(17.3)	(10.0)
Interest income	0.8	0.8	0.6
Interest expense	-	(0.8)	(0.8)
Other income (loss), net	-	-	-

Loss before income taxes	(23.7)	(17.3)	(10.2)
Income tax benefit - sale of NJ R&D tax credits	-	-	0.8

Net loss	(23.7)%	(17.3)%	(9.4)%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2016	2017
Product revenue:
Industrial truck asset management and connected vehicles	$14,299,000	$17,524,000
Transportation asset management	7,067,000	6,028,000
	21,366,000	23,552,000

Services revenue:
Industrial truck asset management and connected vehicles	6,685,000	9,154,000
Transportation asset management	8,771,000	8,252,000
	15,456,000	17,406,000

	$36,822,000	$40,958,000

REVENUES. Revenues increased by approximately $4.1 million, or 11.2%, to $41.0 million in 2017 from $36.8 million in 2016. The increase in revenue is attributable to an increase in total industrial truck asset management and connected vehicles revenue of approximately $5.7 million to $26.7 million in 2017 from $21.0 million in 2016, partially offset by a decrease in total transportation asset management revenue of approximately $1.6 million to $14.3 million in 2017 from $15.8 million in 2016.

Revenues from products increased by approximately $2.2 million, or 10.2%, to $23.6 million in 2017 from $21.4 million in 2016. Industrial truck asset management and connected vehicles product revenue increased by approximately $3.2 million to $17.5 million in 2017 from $14.3 million in 2016. The increase in industrial truck asset management and connected vehicles product revenue resulted principally from increased product sales of approximately $3.5 million in product sales from Keytroller. Transportation asset management product revenue decreased by approximately $1.0 million to $6.0 million in 2017 from $7.1 million in 2016. The decrease in transportation asset management product revenue resulted principally from decreased spare parts sales.

Revenues from services increased by approximately $2.0 million, or 12.6%, to $17.4 million in 2017 from $15.5 million in 2016. Industrial truck asset management and connected vehicles service revenue increased by approximately $2.5 million to $9.2 million in 2017 from $6.7 million in 2016, principally due to increased service revenue pursuant to a statement of work (“SOW#4”) we entered into with Avis Budget Car Rental, LLC (“ABCR”) in March 2017. Transportation asset management service revenue decreased by approximately $0.5 million to $8.3 million in 2017 from $8.8 million in 2016 principally due to a decrease in revenue per active units.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2016	2017
Cost of products:
Industrial truck asset management and connected vehicles	$8,541,000	$8,622,000
Transportation asset management	5,495,000	4,831,000
	14,036,000	13,453,000

Cost of services:
Industrial truck asset management and connected vehicles	1,950,000	4,228,000
Transportation asset management	2,542,000	2,350,000
	4,492,000	6,578,000

	$18,528,000	$20,031,000

COST OF REVENUES. Cost of revenues increased by approximately $1.5 million, or 8.1%, to $20.0 million in 2017 from $18.5 million for the same period in 2016. Gross profit was $20.9 million in 2017 compared to $18.3 million for the same period in 2016. As a percentage of revenues, gross profit increased to 51.1% in 2017 from 49.7% in 2016.

Cost of products decreased by approximately $0.6 million, or 4.2%, to $13.5 million in 2016 from $14.0 million in the same period in 2016. Gross profit for products was $10.1 million in 2017 compared to $7.3 million in 2016. The increase in gross profit was attributable to an increase of approximately $3.1 million in the industrial truck asset management and connected vehicles gross profit to $8.9 million in 2015 from $5.8 million in 2016. The transportation asset management gross profit decreased approximately $0.4 million to $1.2 million in 2017 from $1.6 in 2016. As a percentage of product revenues, gross profit increased to 42.9% in 2017 from 34.3% in 2016. The increase in gross profit as a percentage of product revenue was due to an increase in the industrial truck asset management and connected vehicles gross profit percentage to 50.8% in 2017 from 40.3% in 2016, which was principally due to improved customer pricing. The transportation asset management product revenue gross profit percentage decreased to 19.9% in 2017 from 22.2% in 2016 principally due to an increase in warranty expense.

Cost of services increased by approximately $2.1 million, or 46.4%, to $6.6 million in 2017 from $4.5 million in 2016. Gross profit for services was $10.8 million in 2017 compared to $11.0 million in 2016. The decrease in gross profit was attributable to a decrease in the transportation asset management gross profit of approximately $0.3 million to $5.9 million in 2017 from $6.2 million in 2016, partially offset by increase of approximately $0.2 million in the industrial truck asset management and connected vehicles gross profit to $4.9 million in 2017 from $4.7 million in 2016. As a percentage of service revenues, gross profit decreased to 62.2% in 2017 from 70.9% in 2016. The decrease in gross profit as a percentage of service revenue was principally due to a decrease in the industrial truck asset management and connected vehicles management gross profit percentage to 53.8% in 2017 from 70.8% in 2016 principally due to a lower gross margin on the development project portion of the SOW#4 we entered into with Avis. The transportation asset management gross profit percentage of 71.5% in 2017 remained generally consistent with the gross profit percentage of 71.0% in 2016.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (“SG&A”) increased by approximately $0.9 million, or 4.6%, to $21.1 million in 2017 compared to $20.1 million in the same period in 2016. The increase was principally due to approximately $1.0 million in in SG&A expenses from Keytroller, $0.7 million increase in stock-based compensation and $0.4 in acquisition related fees, partially offset by a $0.7 million decrease in severance costs and $0.8 million decrease in foreign currency translation. As a percentage of revenues, selling, general and administrative expenses decreased to 51.4% in 2017 from 54.7% in the same period in 2016, primarily due to the increase in revenues from 2016 to 2017.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by approximately $0.6 million, or 12.6%, to $4.0 million in 2017 compared to $4.5 million in the same period in in 2016 principally due to a reallocation of internal product development resources to cost of services for the Avis SOW#4 project. As a percentage of revenues, research and development expenses decreased to 9.7% in 2017 from 12.3% in the same period in 2016, primarily due to the decrease in expenses noted above and the increase in revenue from 2016 to 2017.

INTEREST INCOME. Interest income decreased by $32,000, or 11.2%, to $253,000 in 2017 from $285,000 in the same period in 2016 principally due to a decrease in interest income from financing receivables.

INTEREST EXPENSE. Interest expense increased by $49,000, or 16.7%, to $342,000 in 2017 from $293,000 in the same period in 2016, principally due to accretion of the contingent consideration.

INCOME TAX BENEFIT. Income tax benefit increased to $311,000 in 2017 from $-0- in 2016 due to the reversal of the valuation allowance in 2017 on the New Jersey R&D tax credits deferred tax asset sold during 2017.

NET LOSS. Net loss was $3.9 million, or $(0.26) per basic and diluted share, for 2017 as compared to net loss of $6.4 million, or $(0.49) per basic and diluted share, for the same period in 2016. The decrease in the net loss was due primarily to the reasons described above.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2015	2016
Product revenue:
Industrial truck asset management and connected vehicles	$13,201,000	$14,299,000
Transportation asset management	11,330,000	7,067,000
	24,531,000	21,366,000

Services revenue:
Industrial truck asset management and connected vehicles	7,372,000	6,685,000
Transportation asset management	9,881,000	8,771,000
	17,253,000	15,456,000

	$41,784,000	$36,822,000

REVENUES. Revenues decreased by approximately $5.0 million, or 11.9%, to $36.8 million in 2016 from $41.8 million in 2015. The decrease in revenue is attributable to decrease in total transportation asset management revenue of approximately $5.4 million to $15.8 million in 2015 from $21.2 million in 2015, partially offset by an increase in total industrial truck asset management and connected vehicles revenue of approximately $0.4 million to $21.0 million in 2015 from $20.6 million in 2015.

Revenues from products decreased by approximately $3.2 million, or 12.9%, to $21.4 million in 2016 from $24.5 million in 2015. Transportation asset management product revenue decreased by approximately $4.3 million to $7.1 million in 2016 from $11.3 million in 2015. The decrease in transportation asset management product revenue resulted principally from decreased product revenue of approximately $0.5 million to Ashley Distribution Services, Ltd. and spare parts sales of approximately $2.9 million to Wal-Mart Stores, Inc and $1.0 million to Knight Transportation Inc. Industrial truck asset management and connected vehicles product revenue increased by approximately $1.1 million to $14.3 million in 2016 from $13.2 million in 2015. The increase in industrial truck asset management and connected vehicles product revenue resulted principally from increased product sales of approximately $1.4 million to Ford Motor Company and $1.1 million to the General Motors Company partially offset by decreased product sales of approximately $0.7 million to the Raymond Corporation and $0.5 million to Procter & Gamble.

Revenues from services decreased by approximately $1.8 million, or 10.4%, to $15.5 million in 2016 from $17.3 million in 2015. Industrial truck asset management and connected vehicles service revenue decreased by approximately $0.7 million to $6.7 million in 2016 from $7.4 million in 2015, principally due to decreased service revenue of approximately $0.7 million from Avis Budget, Inc. Transportation asset management service revenue decreased by approximately $1.1 million to $8.8 million in 2016 from $9.9 million in 2015 principally due to a decrease in the number of active units and the revenue per active unit from contract renewals.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2015	2016
Cost of products:
Industrial truck asset management and connected vehicles	$8,889,000	$8,541,000
Transportation asset management	9,129,000	5,495,000
	18,018,000	14,036,000

Cost of services:
Industrial truck asset management and connected vehicles	3,675,000	1,950,000
Transportation asset management	3,068,000	2,542,000
	6,743,000	4,492,000

	$24,761,000	$18,528,000

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

Cost of products decreased by approximately $4.0 million, or 22.1%, to $14.0 million in 2016 from $18.0 million in the same period in 2015. Gross profit for products was $7.3 million in 2016 compared to $6.5 million in 2015. The increase in gross profit was attributable to an increase of approximately $1.4 million in the industrial truck asset management and connected vehicles gross profit to $5.8 million in 2015 from $4.3 million in 2015. The transportation asset management gross profit decreased approximately $0.6 million to $1.6 million in 2015 from $2.2 in 2015. As a percentage of product revenues, gross profit increased to 34.3% in 2016 from 26.6% in 2015. The increase in gross profit as a percentage of product revenue was due to an increase in the industrial truck asset management and connected vehicles gross profit percentage to 40.3% in 2016 from 32.7% in 2015, which was principally due to improved customer pricing. The transportation asset management product revenue gross profit percentage increased to 22.2% in 2016 from 19.4% in 2015 principally from a decrease in spare parts sales which have a lower gross margin.

Cost of services decreased by approximately $2.3 million, or 33.4%, to $4.5 million in 2015 from $6.7 million in 2015. Gross profit for services was $11.0 million in 2016 compared to $10.5 million in 2015. The increase in gross profit was attributable to an increase of approximately $1.0 million in the industrial truck asset management and connected vehicles gross profit to $4.7 million in 2016 from $3.7 million in 2015, partially offset by a decrease in the transportation asset management gross profit of approximately $0.6 million to $6.2 million in 2016 from $6.8 million in 2015. As a percentage of service revenues, gross profit increased to 70.9% in 2016 from 60.9% in 2015. The increase in gross profit as a percentage of service revenue was principally due to an increase in the industrial truck asset management and connected vehicles gross profit percentage to 70.8% in 2016 from 50.1% in 2015 and an increase in the transportation asset management gross profit percentage to 71.0% in 2016 from 69.0% in 2015. The increase in the industrial truck asset management and connected vehicles gross profit percentage was principally due to a decrease in installation expenses. The increase in transportation asset management gross profit percentage was principally due to a decrease in communication expenses.

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

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of December 31, 2017, we had cash, cash equivalents and marketable securities of $16.9 million and working capital of $10.1 million, compared to cash, cash equivalents and marketable securities of $6.9 million and working capital of $10.1 million as of December 31, 2016.

On May 12, 2017, we filed a shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission (the “SEC”) on May 18, 2017. Pursuant to the shelf registration statement, we may offer to the public from time to time, in one or more offerings, up to $60.0 million of our common stock, preferred stock, warrants, debt securities, and units, or any combination of the foregoing, at prices and on terms to be determined at the time of any such offering. The specific terms of any future offering will be determined at the time of the offering and described in a prospectus supplement that will be filed with the SEC in connection with such offering.

On July 17, 2017, we closed an underwritten public offering consisting of 2,608,695 shares of common stock at a price per share of $5.75. In addition, the underwriters of the public offering exercised in full their option to purchase an additional 391,304 shares of common stock. Including this option exercise, the aggregate gross proceeds from the offering of a total of 2,999,999 shares of common stock, before deducting discounts and commissions and offering expenses, were approximately $17.3 million. Net proceeds from the public offering were approximately $16.1 million. We used approximately $7.1 million of the net proceeds from the offering to fund the Keytroller Acquisition and intend to use the remaining portion of the net proceeds for general corporate purposes.

Capital Requirements

As of December 31, 2017, we had cash (including restricted cash), cash equivalents and marketable securities of $16.9 million and working capital of $10.1 million. Our primary sources of cash are cash flows from operating activities and our holdings of cash, cash equivalents from the sale of common stock. To date, we have not generated sufficient cash flow solely from operating activities, although we had positive cash flows in the current twelve-month period, to fund our operations.

We believe our available working capital, anticipated level of future revenues, expected cash flows from operations and net proceeds we raised from the underwritten public offering that closed on July 17, 2017 will provide sufficient funds to cover capital requirements for at least the next twelve months.

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

Operating Activities

Net cash provided by operating activities was $3.9 million for the year ended December 31, 2017, compared to net cash used in operating activities of $2.5 million for the same period in 2016. The net cash provided by operating activities for the year ended December 31, 2017 reflects a net loss of $3.9 million and includes non-cash charges of $2.4 million for stock-based compensation and $1.1 million for depreciation and amortization expense. Changes in working capital items included:

●	a decrease in accounts receivable of $1.6 million;

●	a decrease in financing receivables of $1.3 million;

●	a decrease in deferred costs of $1.8 million; and

●	a decrease in accounts payable and accrued expenses of $1.1 million.

Net cash used in operating activities was $2.5 million for the year ended December 31, 2016, compared to net cash used in operating activities of $6.9 million for the same period in 2015. The net cash used in operating activities for the year ended December 31, 2016 reflects a net loss of $6.4 million and includes non-cash charges of $1.7 million for stock-based compensation and $0.7 million for depreciation and amortization expense. Changes in working capital items included:

●	a decrease in accounts receivable of $1.2 million;

●	a decrease in inventory of $3.0 million;

●	an increase in deferred costs of $3.8 million;

●	an increase in deferred revenue of $2.9 million;

●	an increase in prepaid expenses and other assets of $1.1 million;

●	a decrease in financing receivables of $0.8 million; and

●	a decrease in accounts payable and accrued expenses of $1.9 million.

Investing Activities

Net cash used in investing activities was $17.7 million for the year ended December 31, 2017, compared to net cash used in investing activities of $0.5 million for the same period in 2016. The change from the same period in 2016 was primarily due to approximately $7.4 million used for the Keytroller Acquisition and net investment purchases of approximately $10.0 million in 2017.

Net cash used in investing activities was $0.5 million for the year ended December 31, 2016, compared to net cash provided by investing activities of $3.5 million for the same period in 2015. The change from the same period in 2015 was primarily due to a decrease in net proceeds from the sale and maturities of investments of $5.7 million partially offset by a decrease in expenditures for fixed assets and website development costs of $1.7 million from 2015.

Financing Activities

Net cash provided by financing activities was $14.3 million for the year ended December 31, 2017, compared to net cash provided by financing activities of $3.1 million for the same period in 2016. The change from the same period in 2016 was primarily due to net proceeds from a public offering of approximately $16.1 million, an increase in proceeds from the exercise of stock options of $1.2 million, partially offset by net repayments of $3.0 million of the revolving credit.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2017:

	Payment due by Period
		Less than			After 5
	Total	one year	1 to 3 years	3 to 5 years	Years

Operating leases	$2,882,000	$926,000	$1,956,000	$-	$-

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

On July 31, 2017, we completed the Keytroller Acquisition. The business we acquired in the Keytroller Acquisition develops and markets electronic products for managing forklifts and construction vehicles. The Keytroller Acquisition gives us a full suite of industrial fleet management product offerings capable of covering any sized fleet and budget and provides our industrial truck business more scale, both from a product and revenue standpoint and markets its line of forklift management devices mainly through a network of lift truck dealers, offering solutions for different fleet sizes at a wide range of price points.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”. The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU will be effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. The guidance is effective beginning fiscal year 2021. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendment was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when a set (inputs and processes that produce an output) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2017. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which provides clarification on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This ASU will be effective for fiscal periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

The new revenue standard provides the option between two different methods of adoption. The full retrospective method calls for the Company to present each prior reported period shown in the financial statements under the new guidance. The modified retrospective method requires the Company to calculate the cumulative effect of applying the new guidance as of the date of adoption via adjustment to retained earnings. The Company continues to assess the impact the new revenue standard will have on its consolidated financial statements. The Company expects to adopt this update in its 2018 first quarter using the modified retrospective approach. As part of our ongoing evaluations, the Company does not expect the adoption of the new revenue standard to have a significant impact on our consolidated financial statements as the revenue recognition of the majority of transactions under our current policy are expected to be appropriate under the guidance of the new revenue standard.

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

For the years ended December 31, 2015, 2016 and 2017 revenues denominated in foreign currencies were approximately 3.9%, 5.8% and 4.7%, respectively. Cumulative foreign currency translation (losses) gains of $(140,000), $408,000 and $(373,000) related to the Company’s German and United Kingdom subsidiaries is included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at December 31, 2015, 2016 and 2017, respectively. The aggregate foreign currency transaction exchange rate losses included in loss before income taxes were $(60,000), $(437,000) and $456,000 for the years ended December 31, 2015, 2016 and 2017, respectively.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. We also are subject to market risks from changes in equity prices of equity securities we hold in our investment portfolio, which risks currently are immaterial to us. As of December 31, 2017, we had cash, cash equivalents and investments of $16.9 million.

As of December 31, 2017, the carrying value of our cash and cash equivalents approximated fair value. Changes in interest rates affect the interest earned on the Company’s cash, cash equivalents and marketable securities and the fair value of those securities, We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our cash and cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets deteriorate.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

I.D. Systems, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of I.D. Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in three-year period ended December 31, 2017, and the related notes and financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2017, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 1999.

EISNERAMPER LLP

Iselin, New Jersey

March 30, 2018

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$4,972,000	$5,097,000
Restricted cash	305,000	306,000
Investments - short term	115,000	1,201,000
Accounts receivable, net of allowance for doubtful accounts of $341,000 and $87,000 in 2016 and 2017, respectively	9,585,000	8,746,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2016 and 2017	1,766,000	1,295,000
Inventory, net	3.920,000	4,586,000
Deferred costs - current	3,750,000	4,296,000
Prepaid expenses and other current assets	3,495,000	3,627,000

Total current assets	27,908,000	29,154,000

Investments - long term	1,499,000	10,278,000
Financing receivables - less current portion	2,430,000	1,557,000
Deferred costs - less current portion	6,638,000	4,302,000
Fixed assets, net	3,075,000	2,747,000
Goodwill	1,837,000	7,318,000
Intangible assets, net	706,000	5,417,000
Other assets	153,000	159,000
	$44,246,000	$60,932,000

LIABILITIES
Current liabilities:
Short-term borrowings	$2,993,000	$-
Accounts payable and accrued expenses	7,622,000	7,440,000
Deferred revenue - current	7,197,000	9,711,000
Acquisition related contingent consideration - current	-	1,923,000

Total current liabilities	17,812,000	19,074,000

Deferred revenue - less current portion	10,066,000	7,738,000
Acquisition related contingent consideration - less current portion	-	854,000
Deferred rent	366,000	295,000

	28,244,000	27,961,000
Commitments and Contingencies (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 14,578,000 and 18,327,000 shares issued at December 31, 2016 and 2017, respectively; shares outstanding, 13,767,000 and 17,440,000 at December 31, 2016 and 2017, respectively	129,000	183,000
Additional paid-in capital	111,844,000	133,569,000
Accumulated deficit	(91,498,000)	(95,368,000)
Accumulated other comprehensive loss	(103,000)	(578,000)
Treasury stock; 811,000 and 887,000 common shares at cost at December 31, 2016 and 2017, respectively	(4,370,000)	(4,835,000)

Total stockholders’ equity	16,002,000	32,971,000
Total liabilities and stockholders’ equity	$44,246,000	$60,932,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2016	2017

Revenues:
Products	$24,531,000	$21,366,000	$23,552,000
Services	17,253,000	15,456,000	17,406,000

	41,784,000	36,822,000	40,958,000
Cost of Revenues:
Cost of products	18,018,000	14,036,000	13,453,000
Cost of services	6,743,000	4,492,000	6,578,000

	24,761,000	18,528,000	20,031,000

Gross Profit	17,023,000	18,294,000	20,927,000

Operating expenses:
Selling, general and administrative expenses	22,750,000	20,126,000	21,053,000
Research and development expenses	4,556,000	4,536,000	3,965,000

	27,306,000	24,662,000	25,018,000

Loss from operations	(10,283,000)	(6,368,000)	(4,091,000)
Interest income	342,000	285,000	253,000
Interest expense	-	(293,000)	(342,000)
Other (expense) income, net	(11,000)	6,000	(1,000)

Net loss before income taxes	(9,952,000)	(6,370,000)	(4,181,000)

Income tax benefit - sale of NJ R&D tax credits	-	-	311,000

Net loss	$(9,952,000)	$(6,370,000)	$(3,870,000)

Net loss per share - basic and diluted	$(0.79)	$(0.49)	$(0.26)

Weighted average common shares outstanding - basic and diluted	12,614,000	12,984,000	14,961,000

SEE ACCOMPANYING NOTES TO CONSOLIINDATED FANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2015	2016	2017

Net loss	$(9,952,000)	$(6,370,000)	$(3,870,000)

Other comprehensive (loss) income, net:

Unrealized loss on investments	(28,000)	(5,000)	(103,000)
Reclassification of net realized investment losses (gains) included in net loss	43,000	(6,000)	1,000
Foreign currency translation adjustment	(140,000)	408,000	(373,000)

Total other comprehensive (loss) income	(125,000)	397,000	(475,000)

Comprehensive loss	$(10,077,000)	$(5,973,000)	$(4,345,000)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity

Balance at January 1, 2015	13,476,000	$124,000	$106,272,000	$(75,176,000)	$(375,000)	$(3,590,000)	$27,255,000

Net loss	-	-	-	(9,952,000)	-	-	(9,952,000)
Foreign currency translation adjustment	-	-	-	-	(140,000)	-	(140,000)
Unrealized gain on investments, net of realized amounts	-	-	-	-	15,000	-	15,000
Shares issued pursuant to exercise of stock options	568,000	5,000	2,235,000	-	-	-	2,240,000
Issuance of restricted stock	232,000	-	-	-	-	-	-
Forfeiture of restricted shares	(65,000)	-	-	-	-	-	-
Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(457,000)	(457,000)
Stock based compensation - restricted stock	-	-	1,325,000	-	-	-	1,325,000
Stock based compensation - options and performance shares	-	-	284,000	-	-	-	284,000

Balance at December 31, 2015	14,211,000	$129,000	$110,116,000	$(85,128,000)	$(500,000)	$(4,047,000)	$20,570,000

Net loss	-	-	-	(6,370,000)	-	-	(6,370,000)
Foreign currency translation adjustment	-	-	-	-	408,000	-	408,000
Unrealized loss on investments, net of realized amounts	-	-	-	-	(11,000)	-	(11,000)
Shares issued pursuant to exercise of stock options	20,000	-	70,000	-	-	-	70,000
Issuance of restricted stock	566,000	-	-	-	-	-	-
Forfeiture of restricted shares	(219,000)	-	-	-	-	-	-
Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(323,000)	(323,000)
Stock based compensation - restricted stock	-	-	908,000	-	-	-	908,000
Stock based compensation - options and performance shares	-	-	750,000	-	-	-	750,000

Balance at December 31, 2016	14,578,000	$129,000	$111,844,000	$(91,498,000)	$(103,000)	$(4,370,000)	$16,002,000

Net loss	-	-	-	(3,870,000)	-	-	(3,870,000)
Foreign currency translation adjustment	-	-	-	-	(373,000)	-	(373,000)
Unrealized loss on investments, net of realized amounts	-	-	-	-	(102,000)	-	(102,000)
Shares issued pursuant to exercise of stock options	271,000	3,000	1,274,000	-	-	-	1,277,000
Shares issued pursuant to an underwritten public offering, net of issuance costs of $1,200,000	3,000,000	30,000	16,035,000				16,065,000
Shares issued pursuant to Keytroller acquisition	296,000	3,000	1,997,000				2,000,000
Issuance of restricted stock	240,000	19,000	(19,000)	-	-	-	-
Forfeiture of restricted shares	(58,000)	(1,000)	1,000	-	-	-	-
Shares withheld pursuant to exercise of stock options and restricted stock	-	-	-	-	-	(465,000)	(465,000)
Stock based compensation - restricted stock	-	-	1,682,000	-	-	-	1,682,000
Stock based compensation - options and performance shares	-	-	755,000	-	-	-	755,000

Balance at December 31, 2017	18,327,000	$183,000	$133,569,000	$(95,368,000)	$(578,000)	$(4,835,000)	$32,971,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2016	2017

Cash flows from operating activities (net of net assets acquired):
Net loss	$(9,952,000)	$(6,370,000)	$(3,870,000)
Adjustments to reconcile net loss to cash used in operating activities:
Inventory reserve	186,000	205,000	313,000
Stock based compensation expense	1,609,000	1,658,000	2,437,000
Depreciation and amortization	718,000	685,000	1,132,000
Bad debt expense	326,000	117,000	115,000
Change in contingent consideration	-	-	94,000
Other non-cash items	106,000	2,000	(69,000)
Changes in:
Restricted cash	(1,000)	(1,000)	(1,000)
Accounts receivable	3,350,000	1,174,000	1,597,000
Financing receivables	943,000	832,000	1,344,000
Inventory	(1,086,000)	3,027,000	87,000
Prepaid expenses and other assets	(437,000)	(1,120,000)	(138,000)
Deferred costs	(1,166,000)	(3,758,000)	1,790,000
Deferred revenue	(347,000)	2,939,000	186,000
Accounts payable and accrued expenses	(1,151,000)	(1,874,000)	(1,099,000)

Net cash (used in) provided by operating activities	(6,902,000)	(2,484,000)	3,918,000

Cash flows from investing activities:
Acquisition	-	-	(7,373,000)
Capital expenditures	(2,182,000)	(505,000)	(386,000)
Purchases of investments	(2,754,000)	(956,000)	(11,083,000)
Proceeds from the sale and maturities of investments	8,434,000	932,000	1,113,000

Net cash provided by (used in) investing activities	3,498,000	(529,000)	(17,729,000)

Cash flows from financing activities:
Net proceeds from underwritten public offering			16,065,000
Borrowings under revolving credit facility	-	14,650,000	11,655,000
Repayments under revolving credit facility	-	(11,657,000)	(14,648,000)
Proceeds from exercise of stock options	2,006,000	70,000	1,277,000
Principal payments of capital lease obligation	(149,000)	-	-

Net cash provided by financing activities	1,857,000	3,063,000	14,349,000

Effect of foreign exchange rate changes on cash and cash equivalents	62,000	433,000	(413,000)
Net (decrease) increase in cash and cash equivalents	(1,485,000)	483,000	125,000
Cash and cash equivalents - beginning of period	5,974,000	4,489,000	4,972,000

Cash and cash equivalents - end of period	$4,489,000	$4,972,000	$5,097,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$18,000	$175,000	$130,000

Non-cash investing and financing activities:
Shares withheld pursuant to stock issuance	$457,000	$323,000	$465,000
Unrealized gain (loss) on investments	$15,000	$(11,000)	$(102,000)
Value of shares issued pursuant to acquisition			$2,000,000
Contingent consideration relating to acquisition			$2,683,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2017

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

Keytroller Acquisition

On July 31, 2017, we, together with our wholly-owned subsidiary Keytroller, LLC, a Delaware limited liability company (“Keytroller”), acquired substantially all of the assets of Keytroller, LLC, a Florida limited liability company (the “Keytroller Acquisition”). The business we acquired in the Keytroller Acquisition develops and markets electronic products for managing forklifts and construction vehicles. The Keytroller Acquisition gives us a full suite of industrial fleet management product offerings capable of covering any sized fleet and budget and provides our industrial truck business more scale, both from a product and revenue standpoint and markets its line of forklift management devices mainly through a network of lift truck dealers, offering solutions for different fleet sizes at a wide range of price points.

Liquidity

As of December 31, 2017, we had cash (including restricted cash), cash equivalents and marketable securities of $16.9 million and working capital of $10.1 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments from the sale of common stock. To date, the Company has not generated sufficient cash flows solely from operating activities, although we had positive cash flows in 2017, to fund its operations.

We believe our available working capital, anticipated level of future revenues, expected cash flows from operations and net proceeds we raised from the underwritten public offering that closed on July 17, 2017 will provide sufficient funds to cover capital requirements through at least March 31, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[A]	Principles of consolidation:

The consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“IDS GmbH”), I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“IDS Ltd”) and Keytroller (which, as noted above, are collectively referred to herein as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

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

Restricted cash at December 31, 2016 and 2017 consists of cash held in escrow for purchases from a vendor.

[E]	Investments:

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. All of the Company’s investments are currently classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). The Company has classified as short-term those securities that mature within one year and all other securities are classified as long-term. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. Net realized gains and losses from the sale of investment securities available for sale are included in “other income” in the consolidated statement of operations. Dividend and interest income are recognized when earned.

[F]	Accounts receivable:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable balances. In establishing the required allowance, management considers our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are net of an allowance for doubtful accounts in the amount of $341,000 and $87,000 in 2016 and 2017, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

[G]	Financing receivables:

Financing receivables consists of sales-type lease receivables from the sale of the Company’s products and services. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, an asset is established for the “sales-type lease receivable” at the present value of the future minimum lease payments. Amounts collected on sales-type leases are included in net cash provided by operating activities in the consolidated statements of cash flows. Interest income is recognized monthly over the lease term using the effective-interest method.

The allowance for uncollectable minimum lease payments represents the Company’s best estimate of the amount of credit losses in the Company’s existing notes and sales-type lease receivable. The allowance is determined on an individual lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2015, 2016 and 2017. The Company does not accrue interest when a lease is considered impaired. When the ultimate collectability of the principal balance of the impaired lease is in doubt, all cash receipts on impaired lease are applied to reduce the principal amount of such lease until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest when it is probable that the Company will collect the remaining principal and interest of an impaired lease. Leases become past due based on how recently payments have been received.

[H]	Revenue recognition:

The Company’s revenue is derived from: (i) sales of our wireless asset management systems and spare parts; (ii) remotely hosted SaaS agreements and post-contract maintenance and support agreements; (iii) services, which includes training and technical support; and (iv) periodically, leasing arrangements. Amounts invoiced to customers which are not recognized as revenue are classified as deferred revenue and classified as short-term or long-term based upon the terms of future services to be delivered.

Our industrial truck and connected vehicle wireless asset management systems consist of on-asset hardware, communication infrastructure, SaaS, and hosting infrastructure. Revenue derived from the sale of our industrial truck and connected vehicle wireless asset management systems is allocated to each element based upon vendor specific objective evidence (VSOE) of the fair value or best estimate of selling price (“BESP”) of the element. VSOE of the fair value is based upon the price charged when the element is sold separately. BESP is determined based on overall pricing objectives taking into consideration market conditions and entity specific factors. Revenue is recognized as each element is delivered based on the allocation of arrangement consideration to each element based on VSOE or BESP, and when there are no undelivered elements that are essential to the functionality of the delivered elements. The Company’s system is typically implemented by the customer or a third party and, as a result, revenue is recognized when title and risk of loss passes to the customer, which usually is upon delivery of the system, persuasive evidence of an arrangement exists, sales price is fixed and determinable, collectability is reasonably assured and contractual obligations have been satisfied. In some instances, we are also responsible for providing installation services. The additional installation services, which could be performed by third parties, are considered another element in a multi-element deliverable and revenue for installation services is recognized at the time the installation is provided. Training and technical support revenue are recognized at time of performance.

The Company recognizes revenues from the sale of transportation asset management systems and spare parts when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. These criteria include requirements that the delivery of future products or services under the arrangement is not required for the delivered items to serve their intended purpose. The Company has determined that the revenue derived from the sale of transportation asset management systems does not have stand-alone value to the customer separate from the SaaS services provided and, therefore, the arrangements constitute a single unit of accounting. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, ranging from one to five years, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years.

The service revenue for our transportation asset monitoring equipment relates to charges for monthly messaging usage and value-added features charges. The usage fee is a monthly fixed charge based on the expected utilization according to the rate plan chosen by the customer. Service revenue generally commences upon equipment installation and customer acceptance and is recognized over the period such services are provided.

Revenue from transportation asset monitoring equipment activation fees is deferred and amortized over the life of the contract.

Spare parts sales are reflected in product revenues and recognized on the date of customer receipt of the part.

The Company also enters into remotely hosted SaaS agreements and post-contract maintenance and support agreements for its wireless asset management systems. Revenue is recognized ratably over the service periods and the cost of providing these services is expensed as incurred. Deferred revenue also includes prepayment of extended maintenance, hosting and support contracts.

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

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method.

Inventory valuation reserves are established in order to report inventories at the lower of cost or net realizable value in the consolidated balance sheet. The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for obsolete and slow-moving inventory are estimated based on assumptions of future sales forecasts, product life cycle expectations, the impact of new product introductions, production requirements, and specific identification of items, such as product discontinuance or engineering/material changes and by comparing the inventory levels to historical usage rates.

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

[M]	Business Combinations:

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade name, patents, customer relationships and other intangible assets. The Company tests goodwill and other intangible assets annually, or when a triggering event occurs between annual impairment tests, to determine if impairment exists and if the use of indefinite lives is currently applicable. For purposes of the goodwill impairment test, the Company’s product lines are aggregated within one reporting unit. For the years ended December 31, 2015, 2016 and 2017, the Company has not incurred an impairment charge.

The Company re-measures the fair value of the contingent consideration at each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings in the accompanying consolidated statement of operations. Actual results could differ from such estimates in future periods based on the re-measurement of the fair value.

[N]	Product warranties:

The Company typically provides a one-year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[O]	Research and development:

Research and development costs are charged to expense as incurred and consists primarily of salaries and related expenses, supplies and contractor costs. Research and development costs were $4,556,000, $4,536,000 and $3,965,000 in 2015, 2016 and 2017, respectively.

[P]	Patent costs:

Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[Q]	Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. The Company did not make any contributions to the plan during the years ended December 31, 2015, 2016 and 2017.

[R]	Rent expense:

Expense related to the Company’s facilities leases is recorded on a straight-line basis over the respective lease terms. The difference between rent expense incurred and the amounts required to be paid in accordance with the lease term is recorded as deferred rent and is amortized over the lease term.

[S]	Stock-based compensation:

The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on grant date. The Company recorded stock-based compensation expense of $1,609,000, $1,658,000 and $2,437,000 for the years ended December 31, 2015, 2016 and 2017, respectively.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended December 31, 2015, 2016 and 2017, there was no such interest or penalty.

The Company files federal income tax returns and separate income tax returns in various states. For federal and certain states, the 2014 through 2017 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For certain other states, the 2013 through 2017 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

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

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2015, 2016 and 2017 amounted to $455,000, $510,000 and $538,000, respectively.

[W]	Commitments and contingencies:

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

[X]	Recently issued accounting pronouncements:

In May 2017, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”. The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU will be effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. The guidance is effective beginning fiscal year 2021. Early adoption is permitted. The guidance is effective beginning fiscal year 2021. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendment was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when a set (inputs and processes that produce an output) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2017. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which provides clarification on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This ASU will be effective for fiscal periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company adopted this pronouncement January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial results

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017, while allowing for early adoption for fiscal periods after December 15, 2016.

The new revenue standard provides the option between two different methods of adoption. The full retrospective method calls for the Company to present each prior reported period shown in the financial statements under the new guidance. The modified retrospective method requires the Company to calculate the cumulative effect of applying the new guidance as of the date of adoption via adjustment to retained earnings. The Company continues to assess the impact the new revenue standard will have on its consolidated financial statements. The Company expects to adopt this update in its 2018 first quarter using the modified retrospective approach. As part of our ongoing evaluations, the Company does not expect the adoption of the new revenue standard to have a significant impact on our consolidated financial statements as the revenue recognition of the majority of transactions under our current policy are expected to be appropriate under the guidance of the new revenue standard.

NOTE 3 - INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of December 31, 2016 and 2017, all of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the years ended December 31, 2015, 2016 and 2017, the Company reported unrealized losses, net of realized amounts, of $(28,000), $(5,000) and $(103,000), respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale, classified by the contractual maturity date of the security as of December 31, 2017:

Fair Value

Due within one year	$1,201,000
Due one year through three years	8,954,000
Due after three years	1,324,000

$11,479,000

The cost, gross unrealized gains (losses) and fair value of available for sale, held-to-maturity and trading by major security type at December 31, 2016 and 2017 were as follows:

		Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$1,066,000	-	(1,000)	$1,065,000
Corporate bonds and commercial paper	136,000	-	-	136,000
Total investments - short term	1,202,000	-	(1,000)	1,201,000

Investments - long term
Available for sale
U.S. Treasury Notes	3,367,000	-	(37,000)	3,330,000
Government agency bonds	4,279,000	-	(40,000)	4,239,000
Corporate bonds and commercial paper	2,744,000	-	(35,000)	2,709,000

Total investments - long term	10,390,000	-	(112,000)	10,278,000

Total investments	$11,592,000	$-	$(113,000)	$11,479,000

		Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$40,000	-	-	$40,000
Government agency bonds	50,000	-	-	50,000
Corporate bonds and commercial paper	25,000	-	-	25,000
Total investments - short term	115,000	-	-	115,000

Investments - long term
Available for sale
U.S. Treasury Notes	1,027,000	-	(7,000)	1,020,000
Government agency bonds	100,000	-	(1,000)	99,000
Corporate bonds and commercial paper	383,000	-	(3,000)	380,000

Total investments - long term	1,510,000	-	(11,000)	1,499,000

Total investments	$1,625,000	$-	$(11,000)	$1,614,000

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

At December 31, 2016 and 2017, the Company’s investments described above are classified as Level 1 for fair value measurement.

NOTE 4 - REVENUE RECOGNITION

The Company’s revenue is derived from: (i) sales of our wireless asset management systems and spare parts; (ii) remotely hosted SaaS agreements and post-contract maintenance and support agreements; (iii) services, which includes training and technical support; and (iv) periodically, leasing arrangements. Amounts invoiced to customers which are not recognized as revenue are classified as deferred revenue and classified as short-term or long-term based upon the terms of future services to be delivered.

Deferred revenue consists of the following:

	December 31,
	2016	2017

Deferred activation fees	$385,000	$313,000
Deferred revenue	230,000	2,276,000
Deferred maintenance and SaaS revenue	3,049,000	3,296,000
Deferred transportation asset management product revenue	13,599,000	11,564,000

	17,263,000	17,449,000
Less: Current portion	7,197,000	9,711,000

Deferred revenue - less current portion	$10,066,000	$7,738,000

During the years ended December 31, 2015, 2016 and 2017, the Company amortized deferred equipment revenue of $5,373,000, $5,258,000 and $5,785,000, respectively, to product revenue.

In April 2015, we entered into a development project with Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group, that included certain contractual milestones. This development project was completed during 2016 and the Company recognized milestone revenue of $255,000 for the year ended December 31, 2016 from the completion of milestones in accordance with the milestone method of revenue recognition. Milestone payments are recognized as revenue upon achievement of the milestone only if the following conditions are met: (i) there is substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (ii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iii) the milestone relates solely to past performance; and (iv) be reasonable in relation to the effort expended to achieve the milestone.

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

ABCR has agreed to pay approximately $21,270,000 to the Company for the System and maintenance and support services which cover 50,000 units. ABCR has an option to purchase additional units. Under the terms of the SOW#4, the Company is entitled to an upfront payment of $3,290,000, which is comprised of a $2,000,000 initial payment for the units to be delivered, $902,000 for development of additional system enhancements and $388,000 for production readiness development. The Company invoiced the upfront payment and the initial payment for the units to be delivered is included in current deferred revenue at December 31, 2017. In September 2017, the Company and ABCR amended SOW#4 for out-of-scope system enhancements performed by the Company. If ABCR exercises its right to terminate the agreement if the System is not able to retrieve the necessary vehicle date from twenty-five makes and models six months after the SOW#4 Effective Date, approximately $1,785,000 of the upfront payment for the units would be refundable. The Company recognizes revenue on the development project, which was completed and approved in December 2017, on a proportional method performance basis, as determined by the relationship of actual labor and material costs incurred to date compared to the estimated total project costs. Estimates of total project costs are reviewed and revised during the term of the project. Revisions to project costs estimates, where applicable, are recorded in the period in which the facts that give rise to such changes become known. The Company recognized development project revenue of $2,470,000 during the year ended December 31, 2017.

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

NOTE 5 - FINANCING RECEIVABLES

Financing receivables include notes and sales-type lease receivables from the sale of the Company’s products and services. The present value of net investment in sales-type lease receivable is principally for three to five-year leases of the Company’s product and is reflected net of unearned income of $293,000 and $164,000 at December 31, 2016 and 2017, respectively, at a weighted-average discount rate of 4%

Scheduled maturities of minimum lease payments outstanding as of December 31, 2017 are as follows:

Year ending December 31:

2018	$1,295,000
2019	802,000
2020	540,000
2021	182,000
2022	33,000

2,852,000
Less: Current portion	1,295,000
Total	$1,557,000

NOTE 6 - ACQUISITION

On July 31, 2017, the Company completed the Keytroller Acquisition pursuant to an asset purchase agreement (the “Purchase Agreement”) by and among the Company, Keytroller, Keytroller, LLC, a Florida limited liability company (“Keytroller FL”) and the principals of Keytroller FL party thereto. Consideration for the Keytroller Acquisition included (i) $7,098,000 in cash paid at closing, (ii) 295,902 shares of our common stock issued at closing with a fair value of $2,000,000 and (iii) up to $3,000,000 of shares of our common stock as potential earn-out payments, computed in accordance with the terms of the Purchase Agreement. The potential earn-out payments were estimated at a fair value of $2,683,000. During the fourth quarter of 2017, the Company paid a post-closing working capital adjustment of $275,000.

The Company incurred acquisition-related expenses of approximately $301,000, which are included in selling, general and administrative expenses for the year ended December 31, 2017.

The purchase method of accounting in accordance with ASC805, Business Combinations, was applied for the Keytroller Acquisition. This requires the total cost of an acquisition to be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition with the excess cost accounted for as goodwill. Goodwill arising from the acquisition is attributable to expected product and sales synergies from combining the operations of the acquired business with those of the Company. The Company recorded $2,683,000 of contingent consideration based on the estimated financial performance for the two years following closing. The contingent consideration was discounted at an interest rate of 14.6%, which represents the Company’s weighted-average discount rate. During the year ended December 31, 2017, the Company measured the intangibles acquired in the Keytroller Acquisition at fair value on a non-recurring basis. Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

The changes in contingent consideration through December 31, 2017 is as follows:

Balance August 1, 2017	$2,683,000
Change in contingent consideration	94,000
Balance as of December 31, 2017	$2,777,000

The following table summarizes the approximate preliminary purchase price allocation based on estimated fair values of the net assets acquired at the acquisition date:

Accounts receivable	$835,000
Inventory	1,066,000
Other assets, net	42,000
Intangibles	5,086,000
Goodwill (a)	5,481,000
Less: Current liabilities assumed	(454,000)
Net assets acquired	$12,056,000

(a)	The goodwill is expected to be fully deductible for tax purposes, except the contingent consideration which is deductible only when paid.

The results of operations of Keytroller have been included in the consolidated statement of operations as of the effective date of acquisition. The following revenue and operating income of Keytroller are included in the Company’s consolidated results of operations:

Year Ended
December 31, 2017

Revenues	$3,468,000
Operating income	$708,000

The following table represents the combined pro forma revenue and earnings for the years ended December 31, 2015, 2016 and 2017:

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2016		December 31, 2017
	Historical	Pro Forma Combined	Historical	Pro Forma Combined	Historical	Pro Forma Combined

Revenues	$41,784,000	$47,074,000	$36,822,000	$43,446,000	$40,958,000	$44,796,000
Operating loss	(10,283,000)	(9,703,000)	(6,368,000)	(5,505,000)	(4,091,000)	(3,617,000)
Net loss per share - basic and diluted	$(0.79)	$(0.60)	$(0.49)	$(0.35)	$(0.26)	$(0.24)

The combined pro forma revenue and earnings for the years ended December 31, 2015, 2016 and 2017 were prepared as though the Keytroller Acquisition had occurred as of January 1, 2015. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Keytroller. This summary is not necessarily indicative of what the results of operations would have been had the Keytroller Acquisition occurred during such period, nor does it purport to represent results of operations for any future periods.

NOTE 7 - INVENTORIES

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. Inventory is shown net of valuation reserves of $208,000 and $266,000 at December 31, 2016 and 2017, respectively.

Inventories consist of the following:

	December 31,
	2016	2017

Components	$1,183,000	$1,083,000
Finished goods	2,737,000	3,503,000

	$3,920,000	$4,586,000

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31,
	2016	2017

Equipment	$1,678,000	$1,054,000
Computer software and website development	5,874,000	5,610,000
Computer hardware	2,761,000	2,560,000
Furniture and fixtures	401,000	416,000
Automobiles	60,000	60,000
Leasehold improvements	181,000	181,000

	10,955,000	9,881,000
Accumulated depreciation and amortization	(7,880,000)	(7,134,000)

	$3,075,000	$2,747,000

The Company had expenditures of approximately $1,919,000 and $13,000 for computer equipment and software which had not been placed in service as of December 31, 2016 and 2017, respectively. Depreciation and amortization expense is not recorded for such assets until they are placed in service.

Depreciation and amortization expense for the years ended December 31, 2015, 2016 and 2017 was $583,000, $549,000 and $757,000, respectively. This includes amortization of costs associated with computer software and website development for the years ended December 31, 2015, 2016 and 2017 of $156,000, $165,000 and $410,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Enterprise Resource Planning (ERP) software, enhancements to the VeriWise systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (“GPS”)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $461,000 and $100,000 for such projects for the years ended December 31, 2016 and 2017, respectively.

NOTE 9 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2016 and 2017:

December 31, 2017	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	10	$3,123,000	(130,000)	2,993,000
Trademark and tradename	10 - 15	1,367,000	(52,000)	1,315,000
Patents	11	1,489,000	(1,083,000)	406,000
Favorable contract interest	5	388,000	(40,000)	348,000
Covenant not to compete	4	208,000	(18,000)	190,000
		6,575,000	(1,323,000)	5,252,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,740,000	$(1,323,000)	$5,417,000

December 31, 2016	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Patents	11	$1,489,000	$(948,000)	$541,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$1,654,000	$(948,000)	$706,000

The Company tests the goodwill and other intangible assets on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. As of December 31, 2016 and 2017, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangibles.

The Company also determined that the use of indefinite lives for the customer list and remaining trademark and trade name remains applicable at December 31, 2016 and 2017, as the Company expects to continue to derive future benefits from these intangible assets.

Amortization expense for the years ended December 31, 2015, 2016 and 2017 was $135,000, $136,000 and $375,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

2018	$712,000
2019	712,000
2020	712,000
2021	536,000
2022	462,000
Thereafter	2,118,000
$5,252,000

The changes in goodwill from January 1, 2017 to December 31, 2017 is as follows:

Balance of as January 1, 2017	$1,837,000
Keytroller acquisition	5,481,000
Balance as of December 31, 2017	$7,318,000

NOTE 10 - NET LOSS PER SHARE

	December 31,
Basic and diluted loss per share	2015	2016	2017

Net loss	$(9,952,000)	$(6,370,000)	$(3,870,000)

Weighted-average common shares outstanding - basic and diluted	12,614,000	12,984,000	14,961,000

Net loss per share - basic and diluted	$(0.79)	$(0.49)	$(0.26)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. For the years ended December 31, 2015, 2016 and 2017, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 1,887,000, 1,896,000 and 1,831,000, respectively, would have been anti-dilutive.

NOTE 11 - STOCK-BASED COMPENSATION

The Company adopted the 1999 Stock Option Plan, pursuant to which the Company had the right to grant stock awards and options to purchase up to 2,813,000 shares of common stock. The 1999 Stock Option Plan expired during 2009 and the Company cannot issue additional options under this plan.

The Company adopted the 2007 Equity Compensation Plan, pursuant to which, as amended, the Company may grant options to purchase up to an aggregate of 2,500,000 shares of common stock. The 2007 Equity Compensation Plan expired during 2017 and the Company cannot issue additional options under this plan. The Company also adopted the 2009 Non-Employee Director Equity Compensation Plan, pursuant to which, as amended, the Company may grant options to purchase up to an aggregate of 600,000 shares of common stock. There were 14,000 shares available for future issuance under the 2009 Non-Employee Director Equity Compensation Plan at December 31, 2017. In June 2015, the Company adopted the 2015 Equity Compensation Plan (the “2015 Plan”) pursuant to which the Company may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 1,200,000 shares of common stock. There were 228,000 shares available for future issuance under the 2015 Plan at December 31, 2017.The plans are administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), which has the authority to determine, among other things, the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

On December 20, 2016, the Company and Kenneth Ehrman, its former Chief Executive Officer, entered into Amendment No. 2 to Severance Agreement, which amends the Severance Agreement dated September 22, 2009 (as amended, the “Ehrman Severance Agreement”). Under the terms of the Ehrman Severance Agreement, a pro-rata portion of Mr. Ehrman’s unvested stock options and restricted stock were partially vested based on the number of months elapsed since the date of grant as compared to the scheduled vesting date. Due to the modification of the terms of the stock option and restricted stock agreements, the Company recognized a $(26,000) reduction of stock-based compensation expense in the fourth quarter of 2016 which is included in the stock option and restricted stock stock-based compensation expense.

[A] Stock options:

A summary of the status of the Company’s stock options as of December 31, 2015, 2016 and 2017 and changes during the years then ended, is presented below:

	2015		2016		2017
		Weighted -		Weighted -		Weighted -
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,209,000	$6.84	1,212,000	$6.94	1,243,000	$5.08
Granted	-	-	395,000	4.75	350,000	6.00
Exercised	(568,000)	3.95	(20,000)	3.44	(271,000)	4.72
Forfeited or expired	(429,000)	10.36	(344,000)	11.36	(32,000)	8.26

Outstanding at end of year	1,212,000	$6.94	1,243,000	$5.08	1,290,000	$5.33

Exercisable at end of year	904,000	$7.40	822,000	$5.07	667,000	$5.11

The following table summarizes information about stock options at December 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted -
		Average
		Remaining	Weighted-		Weighted-
Exercise	Number	Contractual	Average	Number	Average
Prices ($)	Outstanding	Life in Years	Exercise Price	Outstanding	Exercise Price

2.07 – 4.87	330,000	5	$4.03	210,000	$3.72
4.88 – 5.70	346,000	6	5.35	203,000	5.39
5.71 – 5.97	221,000	5	5.80	209,000	5.81
5.98 – 7.41	393,000	8	6.14	45,000	7.21

	1,290,000	6	$5.33	667,000	$5.11

	As of December 31, 2017
		Weighted Average Remaining
	Aggregate Intrinsic Value	Contractual Life in Years

Options outstanding	$2,093,000	6
Options exercisable	$1,232,000	4

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	December 31,
	2015	2016	2017

Expected volatility	-	43.6%	42.4%
Expected life of options	-	4.0 years	4.0 years
Risk free interest rate	-	1.27%	1.69%
Dividend yield	-	0%	0%
Weighted-average fair value of options granted during the year	$-	$1.68	$2.11

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

For the years ended December 31, 2015, 2016 and 2017, the Company recorded $282,000, $270,000 and $411,000, respectively, of stock-based compensation expense in connection with the stock option grants. The total intrinsic value of options exercised during the years ended December 31, 2015, 2016 and 2017 was $1,524,000, $33,000 and $375,000, respectively.

The fair value of options vested during the years ended December 31, 2015, 2016 and 2017 was $505,000, $280,000 and $291,000, respectively. As of December 31, 2017, there was $965,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2015, 2016 and 2017 is as follows:

		Weighted -
		Average
	Number of	Grant
	Non-vested	Date
	Shares	Fair Value

Non-vested at January 1, 2015	616,000	$5.69
Granted	232,000	6.00
Vested	(210,000)	5.75
Forfeited	(63,000)	5.70

Non-vested at December 31, 2015	575,000	$5.79
Granted	271,000	4.80
Vested	(272,000)	5.34
Forfeited	(182,000)	5.72

Non-vested at December 31, 2016	392,000	$5.45
Granted	240,000	6.26
Vested	(194,000)	5.42
Forfeited	(8,000)	5.69

Non-vested at December 31, 2017	430,000	$5.91

For the years ended December 31, 2015, 2016 and 2017, the Company recorded $1,325,000, $908,000 and $1,682,000 respectively, of stock-based compensation expense in connection with the restricted stock grants. As of December 31, 2017, there was $1,658,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.0 years.

[C] Performance Shares:

In January 2016, the Company granted 295,000 performance shares to employees pursuant to the 2015 Plan. The shares are unvested at the time of grant and, upon vesting, there are no contractual restrictions on the shares. The vesting of the shares is subject to the achievement of performance goals during a two-year period from the date of issuance, with the ability to achieve prorated vesting of the shares during interim annual measurement periods. If the performance goals are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance goals are met, then the shares will be issued to the employees. The fair value of each share is based on the Company’s closing stock price on the date of the grant.

The following table summarizes the activity relating to the Company’s performance shares for the years ended December 31, 2015, 2016 and 2017:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Performance shares, non-vested, at January 1, 2015	18,000	$0.38
Granted	-	-
Vested	-	-
Forfeited	(18,000)	0.38
Performance shares, non-vested, at December 31, 2015	-	-
Granted	295,000	$4.07
Vested	-	-
Forfeited	(34,000)	4.07
Performance shares, non-vested, at December 31, 2016	261,000	4.07
Granted	-	$-
Vested	(100,000)	4.07
Forfeited	(50,000)	4.07

Performance shares, non-vested, December 31, 2017	111,000	$4.07

For the years ended December 31, 2015, 2016 and 2017, the Company recorded $-0-, $480,000 and $344,000 respectively, of stock-based compensation expense in connection with the performance shares. As of December 31, 2017, there was $11,000 of total unrecognized compensation cost related to non-vested performance shares. That cost is expected to be recognized over a weighted-average period of 0.1 years.

NOTE 12 - REVOLVING CREDIT FACILITY

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

NOTE 13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2016	2017

Accounts payable	$6,195,000	$6,233,000
Accrued warranty	472,000	535,000
Accrued severance	609,000	100,000
Accrued compensation	297,000	507,000
Other current liabilities	49,000	65,000

	$7,622,000	$7,440,000

Included in accounts payable and accrued expenses at December 31, 2016 and 2017 is accrued severance of $609,000 and $100,000, respectively, to Kenneth Ehrman and Norman L. Ellis, the former Chief Executive Officer and Chief Operating Officer of the Company, respectively. The accrued severance was payable in equal monthly installments of approximately $37,000 as of December 31, 2017.

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2016 and 2017.

The following table summarizes warranty activity during the years ended December 31, 2016 and 2017:

	Year Ended
	2016	2017

Accrued warranty reserve, beginning of year	$614,000	$472,000
Accrual for product warranties issued	431,000	253,000
Product replacements and other warranty expenditures	(252,000)	(68,000)
Expiration of warranties	(321,000)	(122,000)

Accrued warranty reserve, end of period	$472,000	$535,000

NOTE 14 - CONCENTRATION OF CUSTOMERS

One customer accounted for 16% the Company’s revenue during the year ended and as of December 31, 2017 and two customers accounted for 14% and 11% of the Company’s accounts receivable as of December 31, 2017. One customer accounted for 14% of finance receivables as of December 31, 2017.

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

NOTE 15 - STOCKHOLDERS’ EQUITY

[A]	Public Offering:

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

[B]	Preferred stock:

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. The Company’s Board of Directors has the authority to issue shares of preferred stock and to determine the price and terms of those shares. No shares of preferred stock are issued and outstanding.

[C]	Stock repurchase program:

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the years ended December 31, 2015 through 2017. As of December 31, 2017, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $ 4.33 per share.

[D]	Shares withheld:

During the year ended December 31, 2017, 76,000 shares of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $465,000.

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

The accumulated balances for each classification of other comprehensive loss are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2015	$(360,000)	$(15,000)	$(375,000)
Net current period change	(140,000)	15,000	(125,000)

Balance at December 31, 2015	(500,000)	$-	(500,000)

Net current period change	408,000	(11,000)	397,000

Balance at December 31, 2016	(92,000)	$(11,000)	(103,000)

Net current period change	(373,000)	(102,000)	(475,000)

Balance at December 31, 2017	$(465,000)	$(113,000)	(578,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income or loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign currency financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation (losses) gains of $(140,000), $408,000 and $(373,000) at December 31, 2015, 2016 and 2017, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity. Effective December 1, 2015, the intercompany transactions with IDS GmbH are not considered of a long-term investment nature and the effect of the exchange rate changes subsequent to December 1, 2015 on the intercompany transactions are included selling, general and administrative expenses in the Consolidated Statement of Operations.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transaction (losses) gains for the years ended December 31, 2015, 2016 and 2017 of $(60,000), $(437,000) and $456,000, respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

NOTE 17 - INCOME TAXES

At December 31, 2017, the Company had an aggregate net operating loss carryforward of approximately $78,966,000 for U.S. federal income tax purposes. At December 31, 2017, the Company had an aggregate net operating loss carryforward of approximately $56,162,000 for state income tax purposes and a foreign net operating loss carryforward of approximately $2,813,000. Substantially all of the net operating loss carryforwards expire from 2021 through 2037 for federal purposes and from 2018 through 2037 for state purposes. The net operating loss carryforwards may be limited to use in any particular year based on Internal Revenue Code (“IRC”) Section 382 related to change of ownership restrictions. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on long-term bond rates and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. In addition, future stock issuances may subject the Company to further limitations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

At December 31, 2017, the Company has New Jersey net operating loss carryforwards (“NJ NOLs”) included above in the approximate amount of $34,383,000 expiring through 2037, which are available to reduce future earnings which would otherwise be subject to state income tax. In 2017, the Company sold approximately $332,000 of NJ research and development tax credits, subject to a 6.2% seller’s allocation factor for approximately $311,000.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Tax Act”) into law. Effective January 1, 2018, among other changes, the Tax Act (1) reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) changes the rules relating to net operating loss carryforwards and carrybacks, (3) eliminates the corporate alternative minimum tax (“AMT”) and changes how existing AMT credits can be realized; and (4) requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries.

The Tax Act did not have a material impact on our consolidated financial statements since our deferred temporary differences in the United States are fully offset by a valuation allowance and we do not have any significant off shore earnings from which to record the mandatory transition tax.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the Tax Act as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The changes in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the Company’s estimates due to, among other things, changes in interpretations of the Tax Act, further legislation related to the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the Company has utilized to calculate the impacts of the Tax Act. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts. The Company currently anticipates finalizing any resulting adjustments by the end of our next fiscal year ending December 31, 2018. The Company, based on current knowledge, did estimate the impact of SAB 118 on its income tax provision for the year ended December 31, 2017. The impact on the Company’s consolidated financial statements for the year ended December 31, 2017 is immaterial, primarily because the Company has a valuation allowance on deferred tax assets.

The Company has net deferred tax assets of approximately $31,753,000 and $26,112,000 at December 31, 2016 and 2017, respectively. The net deferred tax assets decreased by approximately $10,848,000 with a corresponding decrease to the valuation allowance as a result of the decrease in federal corporate tax rate to 21% as a result of the Tax Act. A significant portion of the deferred tax assets recognized relate to net operating losses. The Company had other temporary differences between financial and tax reporting for stock-based compensation, fixed asset depreciation expense, deferred revenue, deferred expenses, bad debt reserves, inventory reserves, warranty reserves and acquisition-related expenses.

For the year ended December 31, 2017, the Company’s valuation allowance has decreased to $26,112,000 compared to $31,753,000 as of December 31, 2016, largely due to the decrease in federal corporate tax rate to 21% as a result of the Tax Act. The Company has provided a valuation allowance against the full amount of its deferred tax assets. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. The valuation allowance increased (decreased) in 2015, 2016 and 2017 by $4,148,000, $2,287,000 and $(5,641,000) (net of the decrease of $10,848,000 due to the decrease in federal corporate tax rate to 21% as a result of the Tax Act), respectively.

Loss before income taxes consists of the following:

	Year Ended December 31,
	2015	2016	2017

U.S. operations	$(9,216,000)	$(5,547,000)	$(4,425,000)
Foreign operations	(736,000)	(823,000)	244,000

	$(9,952,000)	$(6,370,000)	$(4,181,000)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations is attributable to the following:

	Year Ended December 31,
	2015	2016	2017

Income tax benefit at the federal statutory rate	$(3,384,000)	$(2,166,000)	$(1,316,000)
State and local income taxes, net of effect on federal taxes	(791,000)	(848,000)	(441,000)
Increase (decrease) in valuation allowance	4,148,000	2,287,000	(8,509,000)
Incentive stock options/forfeitures	(104,000)	624,000	(11,000)
Change in Federal tax rate			10,848,000
Research and development tax credits	-	-	(1,390,000)
Permanent differences and other	131,000	103,000	508,000

	$-	$-	$(311,000)

The change in the valuation allowance is adjusted for the tax effects of ASU No. 2016-09 and other comprehensive loss.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2017 are presented below:

	December 31,
	2016	2017

Deferred tax assets:
Net operating loss carryforwards	$25,999,000	$21,007,000
Deferred revenue	7,277,000	4,629,000
Stock-based compensation	888,000	839,000
Federal research and development tax credits	-	1,058,000
Intangibles, amortization	1,035,000	675,000
Inventories	178,000	175,000
Acquisition related expenses	328,000	321,000
Bad debt reserve	153,000	30,000
Other deductible temporary differences	693,000	556,000

Total gross deferred tax assets	36,551,000	29,290,000
Less: Valuation allowance	(31,753,000)	(26,112,000)

	4,798,000	3,178,000
Deferred tax liabilities:
Deferred expenses	(4,715,000)	(2,978,000)
Fixed assets, depreciation	(83,000)	(200,000)

	(4,798,000)	(3,178,000)

Net deferred tax assets	$-	$-

NOTE 18 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, IDS GmbH, and United Kingdom subsidiary, IDS Ltd, are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for IDS GmbH included in the Consolidated Statement of Operations are as follows:

	Year Ended December 31,
	2015	2016	2017

Net revenue	$1,212,000	$1,852,000	$1,365,000

Net (loss) income	(303,000)	211,000	103,000

Total assets of IDS GmbH were $1,012,000 and $1,086,000 as of December 31, 2016 and 2017, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the consolidated statement of operations are as follows:

	Year Ended December 31,
	2015	2016	2017

Net revenue	$434,000	$296,000	$577,000

Net (loss) income	(433,000)	(612,000)	141,000

Total assets of IDS Ltd were $1,130,000 and $1,187,000 as of December 31, 2016 and 2017, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

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

On June 12, 2017, ACF FinCo I LP (“ACF”) filed a lawsuit against the Company in the District Court for Dallas County, Texas. The complaint alleges that ACF is the successor-in-interest to McDonald Technologies International Inc. (“MTI”), one of our former suppliers, and alleges one cause of action for breach of a May 2015 Master Services Agreement pursuant to which the Company purchased certain products manufactured and services rendered by MTI. The complaint seeks approximately $2.0 million in damages for amounts allegedly due by the Company under this agreement, plus interest and attorney’s fees. On July 7, 2017, the Company filed its answer denying any liability to ACF and asserting various defenses to ACF’s claims against the Company. The lawsuit is currently in active discovery. The Company believes that the lawsuit is without merit and intend to continue to vigorously defend ourselves in this matter.

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

The Company entered into the Ellis Separation Agreement on December 16, 2016 and amended the Ehrman Severance Agreement on December 20, 2016. Under the terms of the Separation Agreements, the Company recognized severance costs of $637,000 which are included in selling, general and administrative expenses. In addition, a pro-rata portion of Mr. Ehrman’s unvested stock options and restricted stock were partially vested based on the number of months elapsed since the date of grant as compared to the scheduled vesting date. Due to the modification of the terms of the stock option and restricted stock agreements, the Company recognized a $(26,000) reduction of stock-based compensation expense in the fourth quarter of 2016 which is included in the stock option and restricted stock stock-based compensation expense.

[C]	Operating leases:

The office leases for the Company’s executive offices in Woodcliff Lake, New Jersey and sales and administrative office in Plano, Texas, which expire in February 2021 also provide for escalations relating to increases in real estate taxes and certain operating expenses. The Company leases office and storage space in Tampa, Florida which will expire in July 2019 and provides for escalations relating to increases in real estate taxes. In addition, the Company leases sales and administrative offices in Milton Keynes, United Kingdom and Dusseldorf, Germany. The Company’s operating leases provide for minimum annual rental payments as follows:

Year Ending December 31,

2018	$926,000
2019	913,000
2020	893,000
2021	150,000
2022	-
Thereafter	-

$2,882,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases was approximately $860,000, $1,057,000 and $1,021,000 for the years ended December 31, 2015, 2016 and 2017, respectively.

NOTE 21 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial data for each quarter for the years ended December 31, 2016 and 2017. We believe the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$4,334,000	$6,375,000	$6,490,000	$6,353,000
Services	3,665,000	4,331,000	4,596,000	4,814,000

	7,999,000	10,706,000	11,086,000	11,167,000

Cost of revenues:
Cost of products	2,815,000	3,427,000	3,475,000	3,736,000
Cost of services	1,034,000	1,738,000	1,984,000	1,822,000

	3,849,000	5,165,000	5,459,000	5,558,000

Gross Profit	4,150,000	5,541,000	5,627,000	5,609,000

Selling, general and administrative expenses	4,782,000	5,189,000	5,213,000	5,869,000
Research and development expenses	1,238,000	854,000	958,000	915,000
Other income, net	(16,000)	(22,000)	(42,000)	(10,000)

Net loss before income tax benefit	(1,886,000)	(524,000)	(586,000)	(1,185,000)

Income tax benefit - sale of NJ R&D tax credits	-	-	-	311,000

Net loss	$(1,886,000)	$(524,000)	$(586,000)	$(874,000)

Net loss per share - basic and diluted	$(0.14)	$(0.04)	$(0.04)	$(0.05)

	Year Ended December 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$6,282,000	$4,918,000	$4,561,000	$5,605,000
Services	4,195,000	3,986,000	3,654,000	3,621,000

	10,477,000	8,904,000	8,215,000	9,226,000

Cost of revenues:
Cost of products	4,186,000	3,142,000	3,018,000	3,690,000
Cost of services	1,093,000	1,037,000	1,195,000	1,167,000

	5,279,000	4,179,000	4,213,000	4,857,000

Gross Profit	5,198,000	4,725,000	4,002,000	4,369,000

Selling, general and administrative expenses	4,786,000	5,019,000	4,984,000	5,337,000
Research and development expenses	1,130,000	1,192,000	1,098,000	1,116,000
Other income, net	20,000	(11,000)	(12,000)	1,000

Net loss	$(698,000)	$(1,497,000)	$(2,092,000)	$(2,083,000)

Net loss per share - basic and diluted	$(0.05)	$(0.12)	$(0.16)	$(0.16)

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

As of December 31, 2017, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2017, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

On July 31, 2017, we completed the Keytroller Acquisition. We are currently in the process of integrating policies, processes, people, technology and operations for the combined companies. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the business that we acquired in the Keytroller Acquisition from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. As of and for the year ended December 31, 2017, Keytroller had totals asset of $13,382,000, revenues of $3,468,000 and net income of $708,000.

Changes in Internal Control over Financial Reporting

There was no change, other than the integration of Keytroller, in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2018 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

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

Item 11. Executive Compensation

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2018 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2018 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

●	if the information that is responsive to the information required with respect to this Item 12 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2017:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected under column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	1,290,000	$5.33	242,000

Total	1,290,000	$5.33	242,000

(1)	These plans consist of the Company’s 1999 Stock Option Plan, 2007 Equity Compensation Plan, 2009 Non-Employee Director Equity Compensation Plan and 2015 Equity Compensation Plan, which were our only equity compensation plans under which awards were outstanding as of December 31, 2016. Each of our 1999 Stock Option Plan and 1999 Director Option Plan expired in 2009, and no additional awards may be granted thereunder. The 2007 Equity Compensation Plan expired in 2017, and no additional awards may be granted thereunder.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2018 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

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

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2018 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:

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

(3) Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

2.1	Membership Interest Purchase Agreement, dated as of January 7, 2010, by and among I.D. Systems, Inc., General Electric Capital Corporation and GE Asset Intelligence, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on January 13, 2010).

2.2	Asset Purchase Agreement, dated July 11, 2017, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Keytroller, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 12, 2017).†

3.1.1	Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.3	Certificate of Correction to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.4	Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).

3.2.1	Restated By-Laws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.2.2	Amendment No. 1 to Restated Bylaws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 8, 2016).

4.1	Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

10.1	1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.3.1	1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.3.2	Amendment, dated March 15, 2012, to 1999 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.4	I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-185085) filed with the SEC on November 21, 2012).*

10.5.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.5.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.6	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).*

10.7	Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Jeffrey Jagid (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.8	Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9	Severance Agreement, dated September 11, 2009, by and between the Company and Kenneth Ehrman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.10	Amendment to Severance Agreement, dated as of June 20, 2013, between I.D. Systems, Inc. and Kenneth Ehrman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2013 (File No. 001-15087) filed with the SEC on August 14, 2013).*

10.11	Amendment No. 2 to Severance Agreement, dated as of December 20, 2016, between I.D. Systems, Inc. and Kenneth Ehrman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 21, 2016).*

10.12	Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.13	Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2010 (File No. 001-15087) filed with the SEC on May 17, 2010).

10.14	Severance Agreement, dated December 14, 2010, by and between the Company and Darryl Miller (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of I.D. Systems, Inc. for the fiscal year ended December 31, 2010 (File No. 001-15087) filed with the SEC on March 31, 2011).*

10.15	Separation and General Release Agreement, dated as of July 19, 2013, between I.D. Systems, Inc. and Darryl Miller (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2013 (File No. 001-15087) filed with the SEC on November 14, 2013).*

10.16	Separation and General Release Agreement, dated as of March 21, 2014, between Jeffrey M. Jagid and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.17	Severance Agreement, dated as of March 27, 2014, between Brett Kilpatrick and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.18	Offer Letter, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.19	Stock Option Grant Agreement, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.20	Employment Offer Letter, dated December 6, 2016, between I.D. Systems, Inc. and Chris A. Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 8, 2016).*

10.21	Separation and General Release Agreement, dated December 16, 2016, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 19, 2016).*

10.22	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.23	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.24	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.25	Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.26	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.27	Lease Agreement, dated April 9, 2015, between I.D. Systems, Inc. and GP Park II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on April 10, 2015).

10.28	Loan and Security Agreement, dated as of December 18, 2015, among I.D. Systems, Inc. and Asset Intelligence, LLC, as Borrowers, Siena Lending Group LLC and the other loan party obligors party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 23, 2015).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan or arrangement.

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

Date: March 30, 2018

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

Signature	Title	Date

/s/ Chris A. Wolfe	Chief Executive Officer	March 30, 2018
Chris A. Wolfe	(Principal Executive Officer)

/s/ Ned Mavrommatis	Chief Financial Officer	March 30, 2018
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Kenneth Brakebill	Director	March 30, 2018
Kenneth Brakebill

/s/ Michael Brodsky	Director	March 30, 2018
Michael Brodsky

/s/ Michael Casey	Director	March 30, 2018
Michael Casey

/s/ Ron Konezny	Director	March 30, 2018
Ron Konezny

I.D. SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Inventory reserve

Year ended December 31, 2017	$208	$313	(255)	$266

Year ended December 31, 2016	$374	$205	(371)	$208

Year ended December 31, 2015	$1,424	$186	(1,236)	$374

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	to Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Allowance for doubtful accounts

Year ended December 31, 2017	$341	$115	(369)	$87

Year ended December 31, 2016	$1,512	$117	(1,288)	$341

Year ended December 31, 2015	$1,434	$326	(248)	$1,512

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	to Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Warranty reserve

Year ended December 31, 2017	$472	$131	(68)	$535

Year ended December 31, 2016	$614	$110	(252)	$472

Year ended December 31, 2015	$942	$(28)	(300)	$614

INDEX TO EXHIBITS

2.1	Membership Interest Purchase Agreement, dated as of January 7, 2010, by and among I.D. Systems, Inc., General Electric Capital Corporation and GE Asset Intelligence, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on January 13, 2010).

2.2	Asset Purchase Agreement, dated July 11, 2017, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Keytroller, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 12, 2017).†

3.1.1	Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.3	Certificate of Correction to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.4	Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).

3.2.1	Restated By-Laws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.2.2	Amendment No. 1 to Restated Bylaws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 8, 2016).

4.1	Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

10.1	1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.3.1	1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.3.2	Amendment, dated March 15, 2012, to 1999 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.4	I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-185085) filed with the SEC on November 21, 2012).*

10.5.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.5.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.6	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).*

10.7	Severance Agreement, dated September 11, 2009, by and between I.D. Systems, Inc. and Jeffrey Jagid (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.8	Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9	Severance Agreement, dated September 11, 2009, by and between the Company and Kenneth Ehrman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.10	Amendment to Severance Agreement, dated as of June 20, 2013, between I.D. Systems, Inc. and Kenneth Ehrman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2013 (File No. 001-15087) filed with the SEC on August 14, 2013).*

10.11	Amendment No. 2 to Severance Agreement, dated as of December 20, 2016, between I.D. Systems, Inc. and Kenneth Ehrman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 21, 2016).*

10.12	Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.13	Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2010 (File No. 001-15087) filed with the SEC on May 17, 2010).

10.14	Severance Agreement, dated December 14, 2010, by and between the Company and Darryl Miller (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of I.D. Systems, Inc. for the fiscal year ended December 31, 2010 (File No. 001-15087) filed with the SEC on March 31, 2011).*

10.15	Separation and General Release Agreement, dated as of July 19, 2013, between I.D. Systems, Inc. and Darryl Miller (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2013 (File No. 001-15087) filed with the SEC on November 14, 2013).*

10.16	Separation and General Release Agreement, dated as of March 21, 2014, between Jeffrey M. Jagid and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.17	Severance Agreement, dated as of March 27, 2014, between Brett Kilpatrick and I.D. Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 27, 2014).*

10.18	Offer Letter, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.19	Stock Option Grant Agreement, dated July 21, 2014, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 22, 2014).*

10.20	Employment Offer Letter, dated December 6, 2016, between I.D. Systems, Inc. and Chris A. Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 8, 2016).*

10.21	Separation and General Release Agreement, dated December 16, 2016, between I.D. Systems, Inc. and Norman L. Ellis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 19, 2016).*

10.22	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.23	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.24	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.25	Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.26	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.27	Lease Agreement, dated April 9, 2015, between I.D. Systems, Inc. and GP Park II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on April 10, 2015).

10.28	Loan and Security Agreement, dated as of December 18, 2015, among I.D. Systems, Inc. and Asset Intelligence, LLC, as Borrowers, Siena Lending Group LLC and the other loan party obligors party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 23, 2015).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan or arrangement.

