Form 10-Q
period 2018-03-31
ID SYSTEMS INC
filed 2018-05-14
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on May 9, 2018 was 17,634,904.

INDEX

I.D. Systems, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2017*	March 31, 2018
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,097,000	$4,545,000
Restricted cash	306,000	306,000
Investments - short term	1,201,000	761,000
Accounts receivable, net of allowance for doubtful accounts of $87,000 and $119,000 in 2017 and 2018, respectively	8,746,000	9,505,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2017 and 2018	1,295,000	943,000
Inventory, net	4,586,000	4,737,000
Deferred costs - current	4,296,000	4,312,000
Prepaid expenses and other current assets	3,627,000	5,618,000

Total current assets	29,154,000	30,727,000

Investments - long term	10,278,000	8,674,000
Financing receivables - less current portion	1,557,000	1,742,000
Deferred costs - less current portion	4,302,000	3,896,000
Fixed assets, net	2,747,000	2,613,000
Goodwill	7,318,000	7,318,000
Intangible assets, net	5,417,000	5,239,000
Other assets	159,000	159,000
	$60,932,000	$60,368,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$7,440,000	$8,596,000
Deferred revenue - current	9,711,000	8,654,000
Acquisition related contingent consideration - current	1,923,000	1,956,000

Total current liabilities	19,074,000	19,206,000

Deferred revenue - less current portion	7,738,000	7,954,000
Acquisition related contingent consideration - less current portion	854,000	877,000
Deferred rent	295,000	274,000

	27,961,000	28,311,000
Commitments and Contingencies (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 18,327,000 and 18,607,000 shares issued at December 31, 2017 and March 31,2018, respectively; shares outstanding, 17,440,000 and 17,635,000 at December 31, 2017 and March 31, 2018, respectively	183,000	186,000
Additional paid-in capital	133,569,000	134,485,000
Accumulated deficit	(95,368,000)	(96,358,000)
Accumulated other comprehensive loss	(578,000)	(775,000)
Treasury stock; 887,000 and 972,000 common shares at cost at December 31, 2017 and March 31, 2018, respectively	(4,835,000)	(5,481,000)

Total stockholders’ equity	32,971,000	32,057,000
Total liabilities and stockholders’ equity	$60,932,000	$60,368,000

*Derived from audited balance sheet as of December 31, 2017.

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2018
Revenue:
Products	$4,334,000	$9,898,000
Services	3,665,000	3,481,000
	7,999,000	13,379,000

Cost of revenue:
Cost of products	2,815,000	5,842,000
Cost of services	1,034,000	1,075,000
	3,849,000	6,917,000
Gross profit	4,150,000	6,462,000
Operating expenses:
Selling, general and administrative expenses	4,653,000	5,696,000
Research and development expenses	1,367,000	1,743,000
	6,020,000	7,439,000
Loss from operations	(1,870,000)	(977,000)
Interest income	56,000	77,000
Interest expense	(73,000)	(57,000)
Other income (loss), net	1,000	(33,000)
Net loss	$(1,886,000)	$(990,000)
Net loss per share - basic and diluted	$(0.14)	$(0.06)
Weighted average common shares outstanding - basic and diluted	13,261,000	16,981,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2017	2018

Net loss	$(1,886,000)	$(990,000)

Other comprehensive (loss) income:

Unrealized gain (loss) on investments	4,000	(93,000)

Reclassification of net realized investment losses included in net loss	-	33,000

Foreign currency translation adjustment	(20,000)	(137,000)

Total other comprehensive loss	(16,000)	(197,000)

Comprehensive loss	$(1,902,000)	$(1,187,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2017	18,327,000	$183,000	$133,569,000	$(95,368,000)	$(578,000)	$(4,835,000)	$32,971,000

Net loss	-	-	-	(990,000)	-	-	(990,000)

Foreign currency translation adjustment	-	-	-	-	(137,000)	-	(137,000)
Unrealized loss on investments, net of realized amounts	-	-	-	-	(60,000)	-	(60,000)

Shares issued pursuant to exercise of stock options	65,000	1,000	424,000	-	-	-	425,000
Issuance of restricted stock	235,000	2,000	(2,000)	-	-	-	-

Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(408,000)	(408,000)

Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(238,000)	(238,000)

Forfeiture of restricted shares	(20,000)	-	-	-	-	-	-

Stock based compensation - restricted stock	-	-	431,000	-	-	-	431,000

Stock based compensation - options and performance shares	-	-	63,000	-	-	-	63,000

Balance at March 31, 2018	18,607,000	$186,000	$134,485,000	$(96,358,000)	$(775,000)	$(5,481,000)	$32,057,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2018
Cash flows from operating activities:

Net loss	$(1,886,000)	$(990,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	93,000	48,000
Stock-based compensation expense	713,000	494,000
Depreciation and amortization	159,000	393,000
Inventory reserve	90,000	60,000
Change in contingent consideration	-	56,000
Other non-cash items	(15,000)	13,000
Changes in:
Accounts receivable	47,000	(796,000)
Financing receivables	357,000	167,000
Inventory	734,000	(211,000)
Prepaid expenses and other assets	377,000	(1,991,000)
Deferred costs	153,000	390,000
Deferred revenue	2,905,000	(841,000)
Accounts payable and accrued expenses	(1,386,000)	1,155,000
Net cash provided by (used in) operating activities	2,341,000	(2,053,000)
Cash flows from investing activities:
Capital expenditures	(72,000)	(81,000)
Purchase of investments	(204,000)	(709,000)
Proceeds from the sale and maturities of investments	217,000	2,659,000
Net cash (used in) provided by investing activities	(59,000)	1,869,000
Cash flows from financing activities:
Borrowings under revolving credit facility	9,855,000	-
Repayments under revolving credit facility	(11,581,000)	-
Proceeds from exercise of stock options	1,165,000	187,000
Common stock repurchased	-	(408,000)
Net cash used in financing activities	(561,000)	(221,000)
Effect of foreign exchange rate changes on cash and cash equivalents	(26,000)	(147,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,695,000	(552,000)
Cash, cash equivalents and restricted cash - beginning of period	5,277,000	5,403,000
Cash, cash equivalents and restricted cash - end of period	$6,972,000	$4,851,000
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$4,972,000	$5,097,000
Restricted cash	305,000	306,000
Cash, cash equivalents, and restricted cash, beginning of period	$5,277,000	$5,403,000

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$6,667,000	$4,545,000
Restricted cash	305,000	306,000
Cash, cash equivalents, and restricted cash, end of beginning of period	$6,972,000	$4,851,000

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	43,000	-
Noncash investing and financing activities:
Unrealized gain (loss) on investments	$4,000	$(60,000)
Value of shares withheld pursuant to stock issuance	$216,000	$646,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

NOTE 1 - DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

I.D. Systems, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our” or “us”) develop, market and sell wireless machine-to-machine solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles such as forklifts and airport ground support equipment, rental vehicles and transportation assets, such as dry van trailers, refrigerated trailers, railcars and containers. The Company’s patented wireless asset management systems utilize radio frequency identification (RFID), Wi-Fi, satellite or cellular communications, and sensor technology and software to address the needs of organizations to control, track, monitor and analyze their assets. Our cloud-based software application called I.D. Systems Analytics (“Analytics”) is designed to provide a single, integrated view of asset activity across multiple locations, generating enterprise-wide benchmarks and peer-industry comparisons to provide an even deeper layer of insights into asset operations. Analytics determines key performance indicators relating to the performance of managed assets. The Company’s solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, revenue, productivity and efficiency of their operations. The Company outsources its hardware manufacturing operations to contract manufacturers.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly-owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“IDS GmbH”), I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“IDS Ltd”) and Keytroller (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2018, the consolidated results of its operations for the three-month periods ended March 31, 2017 and 2018, the consolidated change in stockholders’ equity for the three-month period ended March 31, 2018 and the consolidated cash flows for the three-month periods ended March 31, 2017 and 2018. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year then ended.

Certain amounts included in selling, general and administrative expenses in the prior period’s consolidated financial statements have been reclassified to research and development to conform to the presentation used in the quarter ended March 31, 2018.

Liquidity

As of March 31, 2018, we had cash (including restricted cash), cash equivalents and marketable securities of $14.3 million and working capital of $11.5 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments from the sale of common stock. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least May 15, 2019.

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

NOTE 4 - INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds and corporate bonds, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of December 31, 2017 and March 31, 2018, all of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gains and (losses) reported as comprehensive income or (loss). For the three-month periods ended March 31, 2017 and 2018, the Company reported unrealized gains (losses), net of realized amounts of $4,000 and $(93,000), respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment in debt securities designated as available for sale classified by the contractual maturity date of the security as of March 31, 2018:

Fair Value

Due within one year	$761,000
Due one year through two years	1,613,000
Due after three years	7,061,000

$9,435,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2017 and March 31, 2018 are as follows:

		Unrealized	Unrealized	Fair
March 31, 2018 (Unaudited)	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$349,000	$-	$(2,000)	$347,000
Government agency bonds	249,000		(1,000)	248,000
Corporate bonds and commercial paper	167,000	-	(1,000)	166,000

Total investments - short term	765,000	-	(4,000)	761,000

Investments - long term
Available for sale
U.S. Treasury Notes	3,275,000	-	(52,000)	3,223,000
Government agency bonds	3,329,000	-	(59,000)	3,270,000
Corporate bonds and commercial paper	2,239,000	-	(58,000)	2,181,000

Total investments - long term	8,843,000	-	(169,000)	8,674,000

Total investments	$9,608,000	$-	$(173,000)	$9,435,000

		Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$1,066,000	-	(1,000)	$1,065,000
Corporate bonds and commercial paper	136,000	-	-	136,000
Total investments - short term	1,202,000	-	(1,000)	1,201,000

Investments - long term
Available for sale
U.S. Treasury Notes	3,367,000	-	(37,000)	3,330,000
Government agency bonds	4,279,000	-	(40,000)	4,239,000
Corporate bonds and commercial paper	2,744,000	-	(35,000)	2,709,000

Total investments - long term	10,390,000	-	(112,000)	10,278,000

Total investments	$11,592,000	$-	$(113,000)	$11,479,000

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

As of December 31, 2017 and March 31, 2018, all of the Company’s investments are classified as Level 1 fair value measurements.

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

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our wireless asset management systems, spare parts, or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold (see Note 16). We recognize revenue for remotely hosted SaaS agreements and post-contract maintenance and support agreements beyond our standard warranties over the life of the contract.

The following table presents our revenues disaggregated by revenue source for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018
	Product	Service	Total

Industrial truck asset management	$6,176,000	$1,444,000	$7,620,000
Connected vehicles	2,256,000	33,000	2,289,000
Transportation asset management	1,466,000	2,004,000	3,470,000
Total Revenue	$9,898,000	$3,481,000	$13,379,000

	Three Months Ended March 31, 2017
	Product	Service	Total

Industrial truck asset management	$2,718,000	$1,370,000	$4,088,000
Connected vehicles		178,000	178,000
Transportation asset management	1,616,000	2,117,000	3,733,000
Total Revenue	$4,334,000	$3,665,000	$7,999,000

Industrial truck asset management and connected vehicles

Our industrial truck and connected vehicle wireless asset management systems consist of on-asset hardware, communication infrastructure, SaaS, and hosting infrastructure. The Company’s system is typically implemented by the customer or a third party and, as a result, revenue related to the on-asset hardware is recognized when control of the hardware is transferred to the customer, which usually is upon delivery of the system and contractual obligations have been satisfied. Revenue related to the SaaS and hosting infrastructure performance obligation is recognized over time as access to the SaaS and hosting infrastructure is provided to the customer. In some instances, we are also responsible for providing installation services, training and technical support services which are short-term in nature and revenue for these services are recognized at the time of performance or right to invoice.

Transportation asset management

Our transportation asset management systems consist of on-asset hardware and SaaS services. The transportation asset management systems does not have stand-alone value to the customer separate from the SaaS services provided and, therefore, we consider both hardware and SaaS services a bundled performance obligation. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, ranging from one to five years, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years.

In addition, the service revenue for our transportation asset monitoring equipment relates to charges for monthly messaging usage and value-added features charges. The usage fee is a monthly fixed charge based on the expected utilization according to the rate plan chosen by the customer. Service revenue generally commences upon equipment installation and customer acceptance and is recognized over the period such services are provided.

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

The balances of contract assets, and contract liabilities from contracts with customers are as follows as of March 31, 2018 and 2017:

	March 31,
	2017	2018

Current assets:	$-	$53,000
Sales commissions to employees (1)

Current liabilities:
Deferred revenue -other (2)	3,384,000	473,000
Deferred maintenance and SaaS revenue (2)	2,914,000	4,652,000
Deferred transportation asset management product revenue (2)	13,870,000	11,483,000

	20,168,000	16,608,000
Less: Current portion	11,095,000	8,654,000

Deferred revenue - less current portion	$9,073,000	$7,954,000

(1)	The Company recognized an asset for the incremental costs of obtaining the contract arising from the sales commissions to employees because the Company expects to recover those costs through future fees from the customers. The Company amortizes the asset over three to five years because the asset relates to the services transferred to the customer during the contract term of three to five years.

(2)

We record deferred revenues when cash payments are received or due in advance of our performance. For the three months ended March 31, 2017 and 2018, the Company recognized revenue of $2,465,000 and $4,248,000, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue before year 2023, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers. We do not separately account for activation fees since no good or service is transferred to the customer. Therefore, the activation fee is included in the transaction price and allocated to the performance obligations in the contract and deferred/amortized over the life of the contract.

Development project with Avis Budget Car Rental, LLC

On March 18, 2017 (the “SOW#4 Effective Date”), the Company entered into a statement of work (the “SOW#4”) with Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group, Inc. (“Avis”), for 50,000 units of the Company’s cellular-enabled rental fleet car management system (the “System”) and maintenance and support of the System (“Maintenance Services”) for sixty months from installation of the equipment for the consideration of approximately $21,270,000. ABCR has an option to purchase additional units and has the option to renew the Maintenance Services period for an additional twelve months upon its expiry, and then after such 12-month period, ABCR can purchase additional Maintenance Services on a month-to-month basis (during which ABCR can terminate the Maintenance Services) for up to forty-eight additional months.

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

The Company received an upfront payment of $3,290,000, consisting of a $2,000,000 initial payment for the units to be delivered, $902,000 for development of additional system enhancements and $388,000 for production readiness development. The upfront payment is included in current deferred revenue at December 31, 2017. In September 2017, the Company and ABCR amended SOW#4 for out-of-scope system enhancements performed by the Company. The Company recognizes revenue on the development project, which was completed and approved in December 2017, on a proportional method performance basis, as determined by the relationship of actual labor and material costs incurred to date compared to the estimated total project costs. Estimates of total project costs are reviewed and revised during the term of the project. Revisions to project costs estimates, where applicable, are recorded in the period in which the facts that give rise to such changes become known. The Company recognized SOW#4 development project revenue of $-0- during the three-month periods ended March 31, 2017 and 2018. The Company recognized SOW#4 product revenue of $2,256,000 during the three-month period ended March 31, 2018.

The following is the amount of the transaction price that has not yet been recognized as revenue as of March 31, 2018, which is expected to be recognized by year 2023:

	2023	2022	2021	2020	2019	2018	Total

Revenue expected to be recognized December 31,	$1,031,000	$2,040,000	$2,040,000	$2,040,000	$2,040,000	$7,262,000	$16,453,000

Part of the performance credit earnbacks and incentive payments (“performance bonus”) have been excluded from the disclosure table above because it was not included in the transaction price. That part of the performance bonus was excluded from the transaction price in accordance with the accounting guidance in Topic 606 on constraining estimates of variable consideration, including the following factors:

●	The susceptibility of the consideration amount to factors outside the Company’s influence, including weather conditions and the risk of obsolescence of the promised goods and services.

●	Whether the uncertainty about the consideration amount is not expected to be resolved for a long period of time.

●	The Company’s experience with similar types of contracts.

●	Whether the Company expects to offer price concessions or change the payment terms.

●	The range of possible consideration amounts.

Arrangements with multiple performance obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on observable prices charged to customers or adjusted market assessment or using expected cost-plus margin when one is available. Adjusted market assessment price is determined based on overall pricing objectives taking into consideration market conditions and entity specific factors.

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 6 - FINANCING RECEIVABLES

Financing receivables consists of sales-type lease receivables from the sale of the Company’s products and services. The present value of net investment in sales-type lease receivable is principally for three- to five-year leases of the Company’s products and is reflected net of unearned interest income of $164,000 and $147,000 at December 31, 2017 and March 31, 2018, respectively, at a weighted-average discount rate of 4%.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of March 31, 2018 are as follows:

Year ending December 31:

April - December 2018	$943,000
2019	858,000
2020	597,000
2021	218,000
2022	63,000
Thereafter	6,000

2,685,000
Less: Current portion	943,000

Sales-type lease receivable - less current portion	$1,742,000

The allowance for doubtful accounts represents the Company’s best estimate of the amount of credit losses in the Company’s existing sales-type lease receivables. The allowance for doubtful accounts is determined on an individual lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers its customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the lease’s effective interest rate. There were no impairment losses recognized for the three-month periods ended March 31, 2017 and 2018. The Company does not accrue interest when a lease is considered impaired. When the ultimate collectability of the principal balance of the impaired lease is in doubt, all cash receipts on impaired leases are applied to reduce the principal amount of such leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest income when it is probable that the Company will collect the remaining principal and interest of an impaired lease. Leases become past due based on how recently payments have been received.

NOTE 7 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $266,000 at December 31, 2017, and $326,000 at March 31, 2018.

Inventories consist of the following:

	December 31, 2017	March 31, 2018
		(Unaudited)

Components	$1,083,000	$1,034,000
Finished goods	3,503,000	3,703,000

	$4,586,000	$4,737,000

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2017	March 31, 2018
		(Unaudited)

Equipment	$1,054,000	$1,079,000
Computer software and website development	5,610,000	5,625,000
Computer hardware	2,560,000	2,601,000
Furniture and fixtures	416,000	416,000
Automobiles	60,000	60,000
Leasehold improvements	181,000	181,000

	9,881,000	9,962,000
Accumulated depreciation and amortization	(7,134,000)	(7,349,000)

	$2,747,000	$2,613,000

As of December 31, 2017 and March 31, 2018, the Company had expenditures of approximately $13,000 and $18,000, respectively, for computer software and website development which had not been placed in service. Depreciation expense is not recorded for such assets until they are placed in service.

Depreciation and amortization expense for the three-month periods ended March 31, 2017 and 2018 was $126,000 and $215,000, respectively. This includes amortization of costs associated with computer software and website development for the three-month periods ended March 31, 2017 and 2018 of $36,000 and $131,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Enterprise Resource Planning (ERP) software, enhancements to the VeriWise TM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $65,000 and $5,000 for such projects for the three-month periods ended March 31, 2017 and 2018, respectively.

NOTE 9 - ACQUISITION

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

The changes in contingent consideration through March 31, 2018 is as follows:

Balance as of December 31, 2017	$2,777,000
Change in contingent consideration	56,000
Balance as of March 31, 2018	$2,833,000

The following table summarizes the purchase price allocation based on estimated fair values of the net assets acquired at the acquisition date:

Accounts receivable	$835,000
Inventory	1,066,000
Other assets, net	42,000
Intangibles	5,086,000
Goodwill (a)	5,481,000
Less: Current liabilities assumed	(454,000)
Net assets acquired	$12,056,000

(a)	The goodwill is fully deductible for tax purposes, except the contingent consideration which is deductible only when paid.

The results of operations of Keytroller have been included in the condensed consolidated statement of operations as of the effective date of acquisition. The following revenue and operating income of Keytroller are included in the Company’s condensed consolidated results of operations:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2018

Revenues	$-	$2,007,000
Operating income	$-	$286,000

The following table represents the combined pro forma revenue and earnings for the three-month period ended March 31, 2017:

	Three Months Ended
	March 31, 2017
	Historical	Pro Forma Combined

Revenues	$7,999,000	$9,598,000
Operating loss	(1,870,000)	(1,589,000)
Net loss per share - basic and diluted	$(0.14)	$(0.10)

The combined pro forma revenue and earnings for the three-month period ended March 31, 2017, were prepared as though the Keytroller Acquisition had occurred as of January 1, 2017. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Keytroller. This summary is not necessarily indicative of what the results of operations would have been had the Keytroller Acquisition occurred during such period, nor does it purport to represent results of operations for any future periods.

NOTE 10 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2017 and March 31, 2018:

March 31, 2018 (Unaudited)	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	10	$3,123,000	(208,000)	2,915,000
Trademark and tradename	10 - 15	1,367,000	(84,000)	1,283,000
Patents	11	1,489,000	(1,117,000)	372,000
Favorable contract interest	5	388,000	(64,000)	324,000
Covenant not to compete	4	208,000	(28,000)	180,000
		6,575,000	(1,501,000)	5,074,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,740,000	$(1,501,000)	$5,239,000

December 31, 2017	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	10	$3,123,000	(130,000)	2,993,000
Trademark and tradename	10 - 15	1,367,000	(52,000)	1,315,000
Patents	11	1,489,000	(1,083,000)	406,000
Favorable contract interest	5	388,000	(40,000)	348,000
Covenant not to compete	4	208,000	(18,000)	190,000
		6,575,000	(1,323,000)	5,252,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,740,000	$(1,323,000)	$5,417,000

Amortization expense for the three-month periods ended March 31, 2017 and 2018 was $33,000 and $178,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

April - December 2018	$534,000
2019	712,000
2020	712,000
2021	536,000
2022	462,000
Thereafter	2,118,000
5,074,000

There have been no changes in the carrying amount of goodwill from January 1, 2018 to March 31, 2018.

NOTE 11 - STOCK-BASED COMPENSATION

Stock Option Plans

The Company adopted the 1999 Stock Option Plan, pursuant to which the Company had the right to grant stock awards and options to purchase up to 2,813,000 shares of common stock. The 1999 Stock Option Plan expired during 2009 and the Company cannot issue additional options under this plan.

The Company adopted the 2007 Equity Compensation Plan, pursuant to which, as amended, the Company may grant options to purchase up to an aggregate of 2,500,000 shares of common stock. The 2007 Equity Compensation Plan expired during 2017 and the Company cannot issue additional options under this plan. The Company also adopted the 2009 Non-Employee Director Equity Compensation Plan, pursuant to which, as amended, the Company may grant options to purchase up to an aggregate of 600,000 shares of common stock. There were 14,000 shares available for future issuance under the 2009 Non-Employee Director Equity Compensation Plan at March 31, 2018. In June 2015, the Company adopted the 2015 Equity Compensation Plan (the “2015 Plan”) pursuant to which the Company may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 1,200,000 shares of common stock. There were 11,000 shares available for future issuance under the 2015 Plan at March 31, 2018. The plans are administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine, among other things, the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

The Company recognizes all employee share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date.

The following table summarizes the activity relating to the Company’s stock options for the three-month period ended March 31, 2018:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	1,290,000	$5.33
Granted	-	-
Exercised	(65,000)	6.48
Forfeited or expired	(5,000)	5.96

Outstanding at end of period	1,220,000	$5.27	6 years	$1,167,000

Exercisable at end of period	706,000	$5.08	5 years	$806,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	March 31,
	2017	2018

Expected volatility	42.4%	-
Expected life of options (in years)	4	-
Risk free interest rate	1.7	-
Dividend yield	0%	-
Weighted average fair value of options granted during the period	$2.11	-

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company recorded stock-based compensation expense of $90,000 and $100,000, respectively, for the three-month periods ended March 31, 2017 and 2018, in connection with awards made under the stock option plans.

The fair value of options vested during the three-month periods ended March 31, 2017 and 2018 was $32,000 and $216,000, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2017 and 2018 was $337,000 and $62,000, respectively.

As of March 31, 2018, there was approximately $857,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.64 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the three-month period ended March 31, 2018 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Restricted stock, non-vested, beginning of year	430,000	$5.91
Granted	235,000	7.42
Vested	(77,000)	5.84
Forfeited	(2,000)	5.90

Restricted stock, non-vested, end of period	586,000	$6.52

The Company recorded stock-based compensation expense of $443,000 and $431,000, respectively, for the three-month periods ended March 31, 2017 and 2018, in connection with restricted stock grants. As of March 31, 2018, there was $2,875,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 3.08 years.

Performance Shares

In January 2016, the Company granted 295,000 performance shares to employees pursuant to the 2015 Plan. The shares are unvested at the time of grant and, upon vesting, there are no contractual restrictions on the shares. The vesting of the shares is subject to the achievement of performance goals during a two-year period from the date of issuance, with the ability to achieve prorated vesting of the shares during interim annual measurement periods. If the performance goals are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance goals are met, then the shares will be issued to the employees. A summary of all non-vested performance shares for the three-month period ended March 31, 2018 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Performance shares, non-vested, beginning of year	111,000	$4.07
Granted	-	-
Vested	(93,000)	4.07
Forfeited	(18,000)	4.07

Performance shares, non-vested, end of period	-	$-

The Company recorded stock-based compensation expense of $180,000 and $(37,000), respectively, for the three-month periods ended March 31, 2017 and 2018, in connection with the performance share grants.

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

Stock repurchase program

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the three-month period ended March 31, 2018. As of March 31, 2018, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

Shares Withheld

During the three-month periods ended March 31, 2017 and 2018, 37,000 and 85,000 shares, respectively, of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $216,000 and $646,000, respectively.

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

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2018 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	loss

Balance at January 1, 2018	$(465,000)	$(113,000)	$(578,000)
Net current period change	(137,000)	(60,000)	(197,000)

Balance at March 31, 2018	$(602,000)	$(173,000)	$(775,000)

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2017 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2017	$(92,000)	$(11,000)	$(103,000)
Net current period change	(20,000)	4,000	(16,000)

Balance at March 31, 2017	$(112,000)	$(7,000)	$(119,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income or loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign currency financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation losses of $(20,000) and $(137,000) for the three-month periods ended March 31, 2017 and 2018, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity. Effective December 1, 2015, the intercompany transactions with IDS GmbH are not considered of a long-term investment nature and the effect of the exchange rate changes subsequent to December 1, 2015 on the intercompany transactions are included selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions gains for the three-month periods ended March 31, 2017 and 2018 of $62,000 and $181,000, respectively, are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

NOTE 14 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three-month periods ended March 31, 2017 and 2018 are as follows:

	Three Months Ended
	March 31,
	2017	2018
Basic and diluted loss per share
Net loss	$(1,886,000)	$(990,000)

Weighted-average shares outstanding	13,261,000	16,981,000

Basic and diluted net loss per share	$(0.14)	$(0.06)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and unvested restricted stock and performance shares awards. For the three-month periods ended March 31, 2017 and 2018, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 1,955,000 and 1,806,000, respectively would have been anti-dilutive due to the net loss.

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

NOTE 16 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2017	March 31, 2018
		(Unaudited)

Accounts payable	$6,233,000	$7,524,000
Accrued warranty	535,000	495,000
Accrued severance	100,000	12,000
Accrued compensation	507,000	498,000
Other current liabilities	65,000	67,000

	$7,440,000	$8,596,000

Included in accounts payable and accrued expenses at December 31, 2017 and March 31, 2018 is accrued severance of $100,000 and $12,000, respectively, to Kenneth Ehrman, the former Chief Executive Officer of the Company.

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2017 and March 31, 2018.

The following table summarizes warranty activity for the three-month periods ended March 31, 2017 and 2018:

	Three Months Ended March 31,
	2017	2018

Accrued warranty reserve, beginning of period	$472,000	$535,000
Accrual for product warranties issued	49,000	23,000
Product replacements and other warranty expenditures	(22,000)	(33,000)
Expiration of warranties	(14,000)	(30,000)

Accrued warranty reserve, end of period	$485,000	$495,000

NOTE 17 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of March 31, 2018, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

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

NOTE 19 - CONCENTRATION OF CUSTOMERS

For the three-month period ended March 31, 2018 and as of March 31, 2018, three customers accounted for 17%, 16% and 12% of the Company’s revenue and two customers accounted for 20% and 15% of the Company’s accounts receivable. Two customers accounted for 17% and 10% of finance receivables as of March 31, 2018.

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

The net revenue and net loss for IDS GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2017	2018
Net revenue	$215,000	$194,000

Net loss	(5,000)	(44,000)

Total assets of IDS GmbH were $1,086,000 and $1,092,000 as of December 31, 2017 and March 31, 2018, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2017	2018
Net revenue	$71,000	$97,000

Net (loss) income	(62,000)	46,000

Total assets of IDS Ltd were $1,187,000 and $1,185,000 as of December 31, 2017 and March 31, 2018, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

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

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)”. The objective of the ASU is to allow a reclassification from accumulated comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”. The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU will be effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial results.

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

In May 2014, the FASB issued ASU 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, we adopted Topic 606 and all related amendments (“new revenue standard”) to those contracts which were not completed as of January 1, 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. There is no adjustment to the opening balance of retained earnings due to the cumulative effect of initially applying the new revenue standard determined to be immaterial. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis. See Note 5 for further details.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by, and information currently available to, management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “believe”, “expect”, “estimate”, “project”, “predict”, “forecast”, “plan”, “anticipate”, “target”, “outlook”, “envision”, “intend”, “seek”, “may”, “will”, or “should”, and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including, without limitation, business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products, and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

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

Our solutions for industrial truck asset management allows fleet operators to reduce operating costs and capital expenditures, comply with certain safety regulations and enhance security.

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

Our first program with ABCR resulted in the deployment of 30,000 units for automated check-in/check-out and capturing customer billing using accurate fuel and odometer readings over the five-year term of the agreement. These 30,000 devices were cost-effectively installed and reinstalled annually by the ABCR personnel throughout the contract term.

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

Analytics

PowerFleet IQ (for fleets of forklifts and other industrial trucks) and VeriWise IQ (for fleets of containers, trailers and other transportation assets) provide our customers with a holistic view of their asset activity across an enterprise supply chain.

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

Risks to Our Business

During the three-month period ended March 31, 2018, we generated revenues of $13.4 million, and Avis Budget Group, Inc., Toyota Industries Corporation and Wal-Mart Stores, Inc. accounted for 17%, 16% and 12% of our revenues, respectively. During the three-month period ended March 31, 2017, we generated revenues of $8.0 million, and Wal-Mart Stores, Inc., Ford Motor Company and the Raymond Corporation accounted for 21%, 10% and 10% of our revenues, respectively.

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

As of March 31, 2018, we had cash (including restricted cash), cash equivalents and marketable securities of $14.3 million and working capital of $11.5 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments from the sale of common stock. To date, the Company has not generated sufficient cash flow solely from operating activities, although we had positive cash flows in 2017, to fund its operations.

We believe our available working capital, anticipated level of future revenues, expected cash flows from operations and net proceeds we raised from an underwritten public offering that closed on July 17, 2017 will provide sufficient funds to cover capital requirements for at least the next twelve months.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Policies

For the three-month period ended March 31, 2018, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2017, except as noted in Note 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements, the Company adopted the new accounting standard on revenue recognition, ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, which became effective on January 1, 2018.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended March 31,
	2017	2018
Revenue:
Products	54.2%	74.0%
Services	45.8	26.0
	100.0	100.0
Cost of revenue:
Cost of products	35.2	43.7
Cost of services	12.9	8.0
	48.1	51.7
Gross profit	51.9	48.3
Operating expenses:
Selling, general and administrative expenses	58.2	42.6
Research and development expenses	17.1	13.0
	75.3	55.6
Loss from operations	(23.4)	(7.3)
Interest income	0.7	0.6
Interest expense	(0.9)	(0.4)
Other income	-	(0.2)
Net loss	(23.6)%	(7.3)%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2017	2018
Product revenue:
Industrial truck asset management	$2,718,000	$6,176,000
Transportation asset management	1,616,000	1,466,000
Connected vehicles	-	2,256,000
	4,334,000	9,898,000

Services revenue:
Industrial truck asset management	1,370,000	1,444,000
Transportation asset management	2,117,000	2,004,000
Connected vehicles	178,000	33,000
	3,665,000	3,481,000

	$7,999,000	$13,379,000

REVENUES. Revenues increased by approximately $5.4 million, or 67.3%, to $13.4 million in the three months ended March 31, 2018 from $8.0 million in the same period in 2017. The increase in revenue is attributable to increases in total industrial truck asset management revenue of approximately $3.5 million to $7.6 million in 2018 from $4.1 million in 2017 and total connected vehicles revenue of approximately $2.1 million to $2.3 million in 2018 from $0.2 million in 2017, partially offset by a decrease in total transportation asset management revenue of approximately $0.3 million to $3.5 million in 2017 from $3.7 million in 2017.

Revenues from products increased by approximately $5.6 million, or 128.4%, to $9.9 million in the three months ended March 31, 2018 from $4.3 million in the same period in 2017. Industrial truck asset management product revenue increased by approximately $3.5 million to $6.2 million in 2018 from $2.7 million in 2017. The increase in industrial truck asset management product revenue resulted principally from approximately $2.0 million in product sales from Keytroller and increased product sales of $1.8 million to Toyota Industries Corporation. Connected vehicles product revenue increased to approximately $2.3 million in 2018 for units shipped during the first quarter of 2018 under SOW#4 with ABCR. Transportation asset management product revenue decreased by approximately $0.1 million to $1.5 million in 2018 from $1.6 million in 2017. The decrease in transportation asset management product revenue resulted principally from decreased product revenue of approximately $0.2 million to the Swift Transportation Co.

Revenues from services decreased by approximately $0.2 million, or 5.0%, to $3.5 million in the three months ended March 31, 2018 from $3.7 million in the same period in 2017. Industrial truck asset management service revenue of approximately $1.4 million in 2018 remained generally consistent with 2017. Connected vehicles service revenue decreased by approximately $0.1 million to $0.1 million in 2018 from $0.2 million in 2017 as the service billing has not commenced for the majority of the units shipped during the first quarter of 2018 under SOW#4 with ABCR. Transportation asset management service revenue decreased by approximately $0.1 million to $2.0 million in 2018 from $2.1 million in 2017 principally due to a decrease in revenue per active units.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2017	2018
Cost of products:
Industrial truck asset management	$1,516,000	$2,825,000
Transportation asset management	1,299,000	1,247,000
Connected vehicles	-	1,770,000
	2,815,000	5,842,000

Cost of services:
Industrial truck asset management	406,000	493,000
Transportation asset management	594,000	537,000
Connected vehicles	34,000	45,000
	1,034,000	1,075,000

	$3,849,000	$6,917,000

COST OF REVENUES. Cost of revenues increased by approximately $3.1 million, or 79.7%, to $6.9 million in the three months ended March 31, 2018 from $3.8 million for the same period in 2017. Gross profit was $6.5 million in three months ended March 31, 2018 compared to $4.2 million for the same period in 2017. As a percentage of revenues, gross profit decreased to 48.3% in 2018 from 51.9% in 2017.

Cost of products increased by approximately $3.0 million, or 107.5%, to $5.8 million in the three months ended March 31, 2018 from $2.8 million in the same period in 2017. Gross profit for products was $4.1 million in 2018 compared to $1.5 million in 2017. The increase in the product revenue gross profit was attributable to an increase of approximately $2.1 million in the industrial truck asset management gross profit to $3.4 million in 2018 from $1.2 million in 2017 and a decrease in the transportation asset management gross profit of approximately $0.1 million to $0.2 million in 2018 from $0.3 million in 2017. The connected vehicles product revenue gross profit was $0.5 million in 2018 from units shipped during the first quarter of 2018 under SOW#4 with ABCR. As a percentage of product revenues, gross profit increased to 41.0% in 2018 from 35.0% in 2017. The increase in gross profit as a percentage of product revenue was due to an increase in the industrial truck asset management gross profit percentage to 54.3% in 2018 from 44.2% in 2017, which was principally due to a reduction in production expenses. Connected vehicles product revenue gross profit percentage was 21.5% in 2018. The transportation asset management product revenue gross profit percentage decreased to 14.9% in 2017 from 19.6% in 2017 principally from lower hardware unit prices.

Cost of services increased by approximately $0.1 million, or 4.0%, to $1.1 million in the three months ended March 31, 2018 from $1.0 million in the same period in 2017. Gross profit for services was $2.4 million in 2018 compared to $2.6 million in 2017. The decrease in the service revenue gross profit was attributable to a decrease of approximately $0.2 million in the connected vehicles gross profit to $-0- in 2018 from $0.1 million in 2017 as the service billing has not commenced for the majority of the units shipped during the first quarter of 2018 under SOW#4 with ABCR. The industrial truck asset management service revenue gross profit of $1.0 million in 2018 remained generally consistent with the 2017 gross profit. The transportation asset management gross profit of approximately $1.5 million in 2018 remained generally consistent with the 2017 gross profit. As a percentage of service revenues, gross profit decreased to 69.1% in 2018 from 71.8% in 2017. The industrial truck asset management service revenue gross profit percentage decreased to 65.9% in 2018 from 70.4% in 2017 principally due to an increase in communications and installation expenses. The connected vehicles service revenue gross profit percentage decreased to (36.4)% in 2018 from 80.9% in 2017 as the service billing has not commenced for the majority of the units shipped during the first quarter of 2018 under SOW#4 with ABCR. The transportation asset management service revenue gross profit percentage increased to 73.2% in 2018 from 71.9% in 2017 principally due to lower communication expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $1.0 million, or 22.4%, to approximately $5.7 million in the three months ended March 31, 2018 compared to $4.7 million in the same period in 2017 principally due to approximately $0.6 million in selling, general and administrative expenses from Keytroller, $0.2 million increase in marketing expenses and $0.2 million increase in acquisition related professional fees. As a percentage of revenues, selling, general and administrative expenses decreased to 42.6% in the three months ended March 31, 2018 from 58.2% in the same period in 2017, primarily due to the increase in revenue from 2017 to 2018.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by approximately $0.4 million, or 27.5%, to approximately $1.7 million in the three months ended March 31, 2018 compared to $1.4 million in the same period in 2017 principally due to an increase in new product development expenses. As a percentage of revenues, research and development expenses decreased to 13.0% in the three months ended March 31, 2018 from 17.1% in the same period in 2017, primarily due to the increase in revenue from 2017 to 2018.

NET LOSS. Net loss was $1.0 million, or $(0.06) per basic and diluted share, for the three months ended March 31, 2018 as compared to net loss of $1.9 million, or $(0.14) per basic and diluted share, for the same period in 2017. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of March 31, 2018, we had cash (including restricted cash), cash equivalents and marketable securities of $14.3 million and working capital of $11.5 million, compared to cash (including restricted cash), cash equivalents and marketable securities of $16.9 million and working capital of $10.1 million as of December 31, 2017.

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

Capital Requirements

As of March 31, 2018, we had cash (including restricted cash), cash equivalents and marketable securities of $14.3 million and working capital of $11.5 million. Our primary sources of cash are cash flows from operating activities and our holdings of cash, cash equivalents and investments from the sale of common stock. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements for at least May 15, 2019.

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

Operating Activities

Net cash used in operating activities was $2.1 million for the three-month period ended March 31, 2018, compared to net cash provided by operating activities of $2.3 million for the for the same period in 2017. The net cash provided by operating activities for the three-month period ended March 31, 2018 reflects a net loss of $1.0 million and includes non-cash charges of $0.5 million for stock-based compensation and $0.4 million for depreciation and amortization expense. Changes in working capital items included:

●	an increase in accounts receivables of $0.8 million;

●	an increase in prepaid expenses and other assets of $2.0 million, primarily due to a $2.0 million deposit to a contract manufacturer;

●	a decrease in deferred costs of $0.4 million;

●	a decrease in deferred revenue of $0.8 million; and

●	an increase in accounts payable and accrued expenses of $1.2 million, primarily due to the timing of payments to our vendors.

Investing Activities

Net cash provided by investing activities was $1.9 million for the three-month period ended March 31, 2018, compared to net cash used in investing activities of $0.6 million for the same period in 2017. The change from the same period in 2017 was primarily due to net proceeds from the sale of investment of approximately $2.0 million in 2018.

Financing Activities

Net cash used in financing activities was $0.2 million for the three-month period ended March 31, 2018, compared to net cash used in financing activities of $0.6 million for the same period in 2017. The change from the same period in 2017 was primarily due to net repayments of $1.7 million of the revolving credit facility in 2017, and a net decrease in proceeds from the exercise of stock options of $1.0 million from 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2018, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as noted below.

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

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. The Company faces both translation and transaction risks related to foreign currency exchange. Our results of operations and cash flows are subject to fluctuations in the Euro and British Pound Sterling against the United States Dollar (“USD”). Our statement of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as USD denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, and accounts payable denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows. An assumed one percent adverse change in foreign currency exchange rates would result in losses of approximately $49,000 for the three-month period ended March 30, 2018.

For the three-month periods ended March 31, 2017 and 2018 revenues denominated in foreign currencies were approximately 3.6% and 2.2%, respectively. Cumulative foreign currency translation losses of $(20,000) and $(137,000) related to the Company’s German and United Kingdom subsidiaries are included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at March 31, 2017 and 2018, respectively. The aggregate foreign currency transaction exchange rate gains included in loss before income taxes were $62,000 and $181,000 for the three-month periods ended March 31, 2017 and 2018, respectively.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. We also are subject to market risks from changes in equity prices of equity securities we hold in our investment portfolio, which risks currently are immaterial to us. As of March 31, 2018, we had cash (including restricted cash), cash equivalents and investments of $14.3 million.

Our cash (including restricted cash) and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of March 31, 2018, the carrying value of our cash and cash equivalents approximated fair value. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

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

As of March 31, 2018, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

On July 31, 2017, we completed the Keytroller Acquisition. We are currently in the process of integrating policies, processes, people, technology and operations for the combined companies. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the business that we acquired in the Keytroller Acquisition from our assessment of the effectiveness of internal control over financial reporting as of March 31, 2018. As of and for the three-month period ended March 31, 2018, Keytroller had totals asset of $13,709,000, revenues of $2,007,000 and net income of $286,000.

b. Changes in internal control over financial reporting.

There was no change, other than the integration of Keytroller, in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part 1, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended March 31, 2018, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program, shares withheld for taxes due upon vesting of restricted stock and to pay the exercise price of stock options exercised for each month of the quarterly period ended March 31, 2018. As the table indicates, the Company did not make any share repurchases under the share repurchase program during the quarterly period ended March 31, 2018.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2018 - January 31, 2018	31,000	(1)	$7.16	-	$1,660,000
February 1, 2018 - February 28, 2018	51,000	(2)	$7.87	-	1,660,000
March 1, 2018 - March 31, 2018	3,000	(3)	6.84	-	1,660,000

Total	85,000		$7.60	-	$1,660,000

(1) Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during January 2018.

(2) Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock and to pay the exercise price of stock options exercised during February 2018.

(3) Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during March 2018.

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

I.D. SYSTEMS, INC.

Date: May 14, 2018	By:	/s/ Chris A. Wolfe
Chris A. Wolfe
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Ned Mavrommatis
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

