Form 10-Q
period 2018-09-30
ID SYSTEMS INC
filed 2018-11-13
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on November 7, 2018 was 18,119,738.

INDEX

I.D. Systems, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2017*	September 30, 2018
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,097,000	$11,528,000
Restricted cash	306,000	306,000
Investments - short term	1,201,000	197,000
Accounts receivable, net of allowance for doubtful accounts of $87,000 and $67,000 in 2017 and 2018, respectively	8,746,000	9,544,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2017 and 2018	1,295,000	1,048,000
Inventory, net	4,586,000	3,954,000
Deferred costs - current	4,296,000	3,976,000
Prepaid expenses and other current assets	3,627,000	4,781,000

Total current assets	29,154,000	35,334,000

Investments - long term	10,278,000	4,246,000
Financing receivables - less current portion	1,557,000	1,293,000
Deferred costs - less current portion	4,302,000	4,639,000
Fixed assets, net	2,747,000	2,262,000
Goodwill	7,318,000	7,318,000
Intangible assets, net	5,417,000	4,883,000
Other assets	159,000	157,000
	$60,932,000	$60,132,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$7,440,000	$8,608,000
Deferred revenue - current	9,711,000	8,319,000
Acquisition related contingent consideration - current	1,923,000	923,000

Total current liabilities	19,074,000	17,850,000

Deferred revenue - less current portion	7,738,000	8,563,000
Acquisition related contingent consideration - less current portion	854,000	-
Deferred rent	295,000	230,000

	27,961,000	26,643,000
Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 18,327,000 and 19,112,000 shares issued at December 31, 2017 and September 30, 2018, respectively; shares outstanding, 17,440,000 and 18,105,000 at December 31, 2017 and September 30, 2018, respectively	183,000	191,000
Additional paid-in capital	133,569,000	137,829,000
Accumulated deficit	(95,368,000)	(98,371,000)
Accumulated other comprehensive loss	(578,000)	(455,000)
Treasury stock; 887,000 and 1,007,000 common shares at cost at December 31, 2017 and September 30, 2018, respectively	(4,835,000)	(5,705,000)

Total stockholders’ equity	32,971,000	33,489,000
Total liabilities and stockholders’ equity	$60,932,000	$60,132,000

*Derived from audited balance sheet as of December 31, 2017.

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Revenue:
Products	$6,490,000	$9,044,000	$17,199,000	$29,726,000
Services	4,596,000	4,341,000	12,592,000	11,847,000

	11,086,000	13,385,000	29,791,000	41,573,000
Cost of revenue:
Cost of products	3,475,000	5,287,000	9,717,000	18,537,000
Cost of services	1,984,000	1,301,000	4,756,000	3,362,000

	5,459,000	6,588,000	14,473,000	21,899,000

Gross profit	5,627,000	6,797,000	15,318,000	19,674,000

Operating expenses:
Selling, general and administrative expenses	5,063,000	5,921,000	14,762,000	17,610,000
Research and development expenses	1,108,000	1,696,000	3,472,000	4,981,000

	6,171,000	7,617,000	18,234,000	22,591,000

Loss from operations	(544,000)	(820,000)	(2,916,000)	(2,917,000)
Interest income	59,000	66,000	169,000	217,000
Interest expense	(100,000)	(34,000)	(248,000)	(150,000)
Other expense, net	(1,000)	(109,000)	(1,000)	(153,000)

Net loss	$(586,000)	$(897,000)	$(2,996,000)	$(3,003,000)

Net loss per share - basic and diluted	$(0.04)	$(0.05)	$(0.21)	$(0.18)

Weighted average common shares outstanding -basic and diluted	16,190,000	17,312,000	14,311,000	17,121,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018

Net loss	$(586,000)	$(897,000)	$(2,996,000)	$(3,003,000)

Other comprehensive (loss) income, net:

Unrealized gain (loss) gain on investments	(33,000)	(22,000)	(29,000)	(137,000)

Reclassification of net realized investment (gain) loss included in net loss	1,000	110,000	1,000	153,000

Foreign currency translation adjustment	(82,000)	55,000	(340,000)	107,000

Total other comprehensive (loss) income	(114,000)	143,000	(368,000)	123,000

Comprehensive loss	$(700,000)	$(754,000)	$(3,364,000)	$(2,880,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2017	18,327,000	$183,000	$133,569,000	$(95,368,000)	$(578,000)	$(4,835,000)	$32,971,000

Net loss	-	-	-	(3,003,000)	-	-	(3,003,000)

Foreign currency translation adjustment	-	-	-	-	107,000	-	107,000

Unrealized loss on investments, net of realized amounts	-	-	-	-	16,000	-	16,000

Shares issued relating to acquisition contingent consideration	296,000	3,000	1,997,000	-	-	-	2,000,000

Shares issued pursuant to exercise of stock options	103,000	1,000	609,000	-	-	-	610,000

Issuance of restricted stock	434,000	4,000	(4,000)	-	-	-	-

Shares repurchased pursuant to vesting of restricted stock	-	-	-	-	-	(621,000)	(621,000)

Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(249,000)	(249,000)

Forfeiture of restricted shares	(48,000)	-	-	-	-	-	-

Stock based compensation - restricted stock	-	-	1,396,000	-	-	-	1,396,000

Stock based compensation - options and performance shares	-	-	262,000	-	-	-	262,000

Balance at September 30, 2018	19,112,000	$191,000	$137,829,000	$(98,371,000)	$(455,000)	$(5,705,000)	$33,489,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2018
Cash flows from operating activities:

Net loss	$(2,996,000)	$(3,003,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	141,000	15,000
Stock-based compensation expense	1,853,000	1,658,000
Depreciation and amortization	742,000	1,174,000
Inventory reserve	256,000	260,000
Change in contingent consideration	-	146,000
Other non-cash items	(49,000)	93,000
Changes in:
Accounts receivable	967,000	(835,000)
Financing receivables	1,050,000	511,000
Inventory	7,000	372,000
Prepaid expenses and other assets	(306,000)	(1,152,000)
Deferred costs	1,153,000	(17,000)
Deferred revenue	939,000	(567,000)
Accounts payable and accrued expenses	134,000	1,168,000
Net cash provided by (used in) operating activities	3,891,000	(177,000)
Cash flows from investing activities:
Acquisition	(7,098,000)	-
Capital expenditures	(197,000)	(155,000)
Purchase of investments	(10,618,000)	(2,415,000)
Proceeds from the sale and maturities of investments	678,000	9,308,000
Net cash (used in) provided by investing activities	(17,235,000)	6,738,000
Cash flows from financing activities:
Proceeds from underwritten public offering	16,065,000	-
Borrowings under revolving credit facility	11,655,000	-
Repayments under revolving credit facility	(14,648,000)	-
Proceeds from exercise of stock options	1,254,000	361,000
Common stock repurchased	-	(621,000)
Net cash provided by (used in) financing activities	14,326,000	(260,000)
Effect of foreign exchange rate changes on cash and cash equivalents	(408,000)	130,000
Net increase in cash, cash equivalents and restricted cash	574,000	6,431,000
Cash, cash equivalents and restricted cash - beginning of period	5,277,000	5,403,000
Cash, cash equivalents and restricted cash - end of period	$5,851,000	$11,834,000
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$4,972,000	$5,097,000
Restricted cash	305,000	306,000
Cash, cash equivalents, and restricted cash, beginning of period	$5,277,000	$5,403,000

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$5,546,000	$11,528,000
Restricted cash	305,000	306,000
Cash, cash equivalents, and restricted cash, end of period	$5,851,000	$11,834,000

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	130,000	-
Noncash investing and financing activities:
Unrealized gain on investments	$(28,000)	$16,000
Value of shares withheld pursuant to stock issuance	$429,000	$249,000
Value of shares issued pursuant to acquisition	$2,000,000	-
Contingent consideration relating to acquisition	$2,683,000	-
Value of shares issued relating to acquisition contingent consideration		$2,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly-owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“IDS GmbH”), I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“IDS Ltd”) and Keytroller (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2018, the consolidated results of its operations for the three- and nine-month periods ended September 30, 2017 and 2018, the consolidated change in stockholders’ equity for the nine-month period ended September 30, 2018 and the consolidated cash flows for the nine-month periods ended September 30, 2017 and 2018. The results of operations for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year then ended.

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

Liquidity

As of September 30, 2018, we had cash (including restricted cash), cash equivalents and marketable securities of $16.3 million and working capital of $17.5 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments from the sale of common stock. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least November 15, 2019.

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

NOTE 4 - INVESTMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds and corporate bonds, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of December 31, 2017 and September 30, 2018, all of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gains and (losses) reported as comprehensive income or (loss). For the three- and nine-month periods ended September 30, 2017, the Company reported unrealized losses, net of realized amounts, of $(33,000) and $(29,000), respectively, and for the three- and nine-month periods ended September 30, 2018, the Company reported unrealized loss, net of realized amounts of $(22,000) and $(137,000), respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment in debt securities designated as available for sale classified by the contractual maturity date of the security as of September 30, 2018:

Fair Value

Due within one year	$197,000
Due one year through two years	1,464,000
Due after three years	2,782,000

$4,443,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2017 and September 30, 2018 are as follows:

		Unrealized	Unrealized	Fair
September 30, 2018 (Unaudited)	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$107,000	$-	$(1,000)	$106,000
Corporate bonds and commercial paper	91,000	-	-	91,000

Total investments - short term	198,000	-	(1,000)	197,000

Investments - long term
Available for sale
U.S. Treasury Notes	1,731,000	-	(24,000)	1,707,000
Government agency bonds	1,548,000	-	(41,000)	1,507,000
Corporate bonds and commercial paper	1,063,000	-	(31,000)	1,032,000

Total investments - long term	4,342,000	-	(96,000)	4,246,000

Total investments	$4,540,000	$-	$(97,000)	$4,443,000

		Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gain	Loss	Value
Investments - short term
Available for sale
U.S. Treasury Notes	$1,066,000	-	(1,000)	$1,065,000
Corporate bonds and commercial paper	136,000	-	-	136,000
Total investments - short term	1,202,000	-	(1,000)	1,201,000

Investments - long term
Available for sale
U.S. Treasury Notes	3,367,000	-	(37,000)	3,330,000
Government agency bonds	4,279,000	-	(40,000)	4,239,000
Corporate bonds and commercial paper	2,744,000	-	(35,000)	2,709,000

Total investments - long term	10,390,000	-	(112,000)	10,278,000

Total investments	$11,592,000	$-	$(113,000)	$11,479,000

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

As of December 31, 2017 and September 30, 2018, all of the Company’s investments are classified as Level 1 fair value measurements.

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

The following table presents our revenues disaggregated by revenue source for the three- and nine-month periods ended September 30, 2017 and 2018.

	Three Months Ended September 30, 2018
	Product	Service	Total

Industrial truck management	$6,172,000	$2,027,000	$8,199,000
Connected vehicles	1,462,000	399,000	1,861,000
Logistics visibility solutions	1,410,000	1,915,000	3,325,000
Total Revenue	$9,044,000	$4,341,000	$13,385,000

	Three Months Ended September 30, 2017
	Product	Service	Total

Industrial truck management	$5,076,000	$1,592,000	$6,668,000
Connected vehicles	-	953,000	953,000
Logistics visibility solutions	1,414,000	2,051,000	3,465,000
Total Revenue	$6,490,000	$4,596,000	$11,086,000

	Nine Months Ended September 30, 2018
	Product	Service	Total

Industrial truck management	$16,866,000	$5,333,000	$22,199,000
Connected vehicles	8,491,000	616,000	9,107,000
Logistics visibility solutions	4,369,000	5,898,000	10,267,000
Total Revenue	$29,726,000	$11,847,000	$41,573,000

	Nine Months Ended September 30, 2017
	Product	Service	Total

Industrial truck management	$12,634,000	$4,286,000	$16,920,000
Connected vehicles	-	2,052,000	2,052,000
Logistics visibility solutions	4,565,000	6,254,000	10,819,000
Total Revenue	$17,199,000	$12,592,000	$29,791,000

Industrial truck management and connected vehicles

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

Logistics visibility solutions (Formerly “Transportation asset management”)

Our logistics visibility solutions systems consist of on-asset hardware, communications and SaaS services. The logistics visibility solutions system does not have stand-alone value to the customer separate from the SaaS services provided and, therefore, we consider both hardware and SaaS services a bundled performance obligation. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, ranging from one to five years, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years.

In addition, the service revenue for our logistics visibility monitoring equipment relates to charges for monthly messaging usage and value-added features charges. The usage fee is a monthly fixed charge based on the expected utilization according to the rate plan chosen by the customer. Service revenue generally commences upon equipment installation and customer acceptance and is recognized over the period such services are provided.

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

The balances of contract assets, and contract liabilities from contracts with customers are as follows as of September 30, 2017 and 2018:

	September 30,
	2017	2018

Current assets:
Sales commissions to employees (1)	$-	$337,000
Deferred costs	$9,235,000	$8,615,000

Current liabilities:
Deferred revenue -other (2)	$2,116,000	$470,000
Deferred maintenance and SaaS revenue (2)	3,434,000	4,577,000
Deferred logistics visibility solutions product revenue (2)	12,652,000	11,835,000

	18,202,000	16,882,000
Less: Current portion	9,799,000	8,319,000

Deferred revenue - less current portion	$8,403,000	$8,563,000

(1)	The Company recognized an asset for the incremental costs of obtaining the contract arising from the sales commissions to employees because the Company expects to recover those costs through future fees from the customers. The Company amortizes the asset over three to five years because the asset relates to the services transferred to the customer during the contract term of three to five years.

(2)	We record deferred revenues when cash payments are received or due in advance of our performance. For the three- and nine-month periods ended September 30, 2017 and 2018, the Company recognized revenue of $2,868,000 and $8,433,000, respectively, and $2,434,000 and $9,325,000, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue before year 2023, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers. We do not separately account for activation fees since no good or service is transferred to the customer. Therefore, the activation fee is included in the transaction price and allocated to the performance obligations in the contract and deferred/amortized over the life of the contract.

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

The Company received an upfront payment of $3,290,000, consisting of a $2,000,000 initial payment for the units to be delivered, $902,000 for development of additional system enhancements and $388,000 for production readiness development. The upfront payment is included in current deferred revenue at December 31, 2017. In September 2017, the Company and ABCR amended SOW#4 for out-of-scope system enhancements performed by the Company. The Company recognizes revenue on the development project, which was completed and approved in December 2017, on a proportional method performance basis, as determined by the relationship of actual labor and material costs incurred to date compared to the estimated total project costs. Estimates of total project costs are reviewed and revised during the term of the project. Revisions to project costs estimates, where applicable, are recorded in the period in which the facts that give rise to such changes become known. The Company recognized SOW#4 development project revenue of $820,000 and $1,592,000 during the three- and nine-month periods ended September 30, 2017 respectively, and $-0- during the three- and nine-month periods ended September 30, 2018, respectively. The Company recognized SOW#4 product revenue of $1,462,000 and $8,491,000, respectively during the three- and nine-month periods ended September 30, 2018.

The following is the amount of the transaction price that has not yet been recognized as revenue as of September 30, 2018, which is expected to be recognized by year 2023:

	2018	2019	2020	2021	2022	2023	Total

Revenue expected to be recognized December 31,	$481,000	$1,923,000	$1,923,000	$1,923,000	$1,923,000	$740,000	$8,913,000

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

NOTE 6 - FINANCING RECEIVABLES

Financing receivables consists of sales-type lease receivables from the sale of the Company’s products and services. The present value of net investment in sales-type lease receivable is principally for three- to five-year leases of the Company’s products and is reflected net of unearned interest income of $164,000 and $121,000 at December 31, 2017 and September 30, 2018, respectively, at a weighted-average discount rate of 4%.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of September 30, 2018 are as follows:

Year ending December 31:

October - December 2018	$308,000
2019	947,000
2020	689,000
2021	280,000
2022	95,000
Thereafter	22,000

2,341,000
Less: Current portion	1,048,000

Sales-type lease receivable - less current portion	$1,293,000

The allowance for doubtful accounts represents the Company’s best estimate of the amount of credit losses in the Company’s existing sales-type lease receivables. The allowance for doubtful accounts is determined on an individual lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers its customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the lease’s effective interest rate. There were no impairment losses recognized for the three- and nine-month periods ended September 30, 2017 and 2018. The Company does not accrue interest when a lease is considered impaired. When the ultimate collectability of the principal balance of the impaired lease is in doubt, all cash receipts on impaired leases are applied to reduce the principal amount of such leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest income when it is probable that the Company will collect the remaining principal and interest of an impaired lease. Leases become past due based on how recently payments have been received.

NOTE 7 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $266,000 at December 31, 2017, and $526,000 at September 30, 2018.

Inventories consist of the following:

	December 31, 2017	September 30, 2018
		(Unaudited)

Components	$1,083,000	$1,231,000
Finished goods	3,503,000	2,723,000

	$4,586,000	$3,954,000

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2017	September 30, 2018
		(Unaudited)

Equipment	$1,054,000	$1,084,000
Computer software and web application development	5,610,000	5,622,000
Computer hardware	2,560,000	2,664,000
Furniture and fixtures	416,000	411,000
Automobiles	60,000	60,000
Leasehold improvements	181,000	181,000

	9,881,000	10,022,000
Accumulated depreciation and amortization	(7,134,000)	(7,760,000)

	$2,747,000	$2,262,000

As of December 31, 2017 and September 30, 2018, the Company had expenditures of approximately $13,000 and $-0-, respectively, for computer software and website development which had not been placed in service. Depreciation expense is not recorded for such assets until they are placed in service.

Depreciation and amortization expense of fixed assets for the three- and nine-month periods ended September 30, 2017 was $219,000 and $545,000, respectively, and for the three- and nine-month periods ended September 30, 2018 was $214,000 and $640,000, respectively. This includes amortization of costs associated with computer software and web application development for the three- and nine-month periods ended September 30, 2017 of $131,000 and $281,000, respectively, and for the three- and nine-month periods ended September 30, 2018 of $133,000 and $395,000, respectively.

The Company capitalizes in fixed assets the costs of software development and web application development. Specifically, the assets comprise an implementation and enhancements of Enterprise Resource Planning (ERP) software, enhancements to the VeriWiseTM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $90,000 and $5,000 for such projects for the nine-month periods ended September 30, 2017 and 2018, respectively.

NOTE 9 - ACQUISITION

On July 31, 2017, the Company completed the Keytroller Acquisition pursuant to an asset purchase agreement (the “Purchase Agreement”) by and among the Company, Keytroller, Keytroller, LLC, a Florida limited liability company (n/k/a Sparkey, LLC) (“Sparkey”) and the principals of Sparkey party thereto. Consideration for the Keytroller Acquisition included (i) $7,098,000 in cash paid at closing, (ii) 295,902 shares of our common stock issued at closing with a fair value of $2,000,000 and (iii) up to $3,000,000 of shares of our common stock as potential earn-out payments, computed in accordance with the terms of the Purchase Agreement. The potential earn-out payments were estimated at a fair value of $2,683,000. During the fourth quarter of 2017, the Company paid a post-closing working capital adjustment of $275,000. On September 14, 2018, the Company entered into an amendment to the Purchase Agreement effective as of August 1, 2018, which, among other things, provides that Sparkey will be entitled to receive 147,951 shares of the Company’s common stock as an earn-out payment for the twelve-month period ending on the second anniversary of the closing date of the Keytroller Acquisition and removes certain restrictions on the operations of the Company during such twelve-month period.

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

The changes in contingent consideration through September 30, 2018 is as follows:

Balance as of December 31, 2017	$2,777,000
Change in contingent consideration	146,000
Payment of contingent consideration	(2,000,000)
Balance as of September 30, 2018	$923,000

The following table summarizes the purchase price allocation based on estimated fair values of the net assets acquired at the acquisition date:

Accounts receivable	$835,000
Inventory	1,066,000
Other assets, net	42,000
Intangibles	5,086,000
Goodwill (a)	5,481,000
Less: Current liabilities assumed	(454,000)
Net assets acquired	$12,056,000

(a)	The goodwill is fully deductible for tax purposes, except the contingent consideration which is deductible only when paid.

The results of operations of Keytroller have been included in the condensed consolidated statement of operations as of the effective date of acquisition. The following revenue and operating income of Keytroller are included in the Company’s condensed consolidated results of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018

Revenue	$1,254,000	$2,224,000	$1,254,000	$5,986,000
Operating income	$219,000	$420,000	$219,000	$762,000

The following table represents the combined pro forma revenue and earnings for the three- and nine-month periods ended September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Historical	Pro Forma Combined	Historical	Pro Forma Combined

Revenues	$11,086,000	$11,480,000	$29,791,000	$33,629,000
Operating loss	(544,000)	(554,000)	(2,916,000)	(2,442,000)
Net loss per share - basic and diluted	$(0.04)	$(0.04)	$(0.21)	$(0.17)

The combined pro forma revenue and earnings for the three- and nine-month periods ended September 30, 2017, were prepared as though the Keytroller Acquisition had occurred as of January 1, 2017. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Keytroller. This summary is not necessarily indicative of what the results of operations would have been had the Keytroller Acquisition occurred during such period, nor does it purport to represent results of operations for any future periods.

NOTE 10 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2017 and September 30, 2018:

September 30, 2018 (Unaudited)	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	10	$3,123,000	(364,000)	2,759,000
Trademark and tradename	10 - 15	1,367,000	(147,000)	1,220,000
Patents	11	1,489,000	(1,184,000)	305,000
Favorable contract interest	5	388,000	(113,000)	275,000
Covenant not to compete	4	208,000	(49,000)	159,000
		6,575,000	(1,857,000)	4,718,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,740,000	$(1,857,000)	$4,883,000

December 31, 2017	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	10	$3,123,000	(130,000)	2,993,000
Trademark and tradename	10 - 15	1,367,000	(52,000)	1,315,000
Patents	11	1,489,000	(1,083,000)	406,000
Favorable contract interest	5	388,000	(40,000)	348,000
Covenant not to compete	4	208,000	(18,000)	190,000
		6,575,000	(1,323,000)	5,252,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,740,000	$(1,323,000)	$5,417,000

Amortization expense for the three- and nine-month periods ended September 30, 2017 was $130,000 and $197,000, respectively, and for the three- and nine-month periods ended September 30, 2018 was $178,000 and $534,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

October - December 2018	$178,000
2019	712,000
2020	712,000
2021	536,000
2022	462,000
Thereafter	2,118,000
4,718,000

There have been no changes in the carrying amount of goodwill from January 1, 2018 to September 30, 2018.

NOTE 11 - STOCK-BASED COMPENSATION

Stock Option Plans

In June 2018, the Company’s stockholders approved the 2018 Incentive Plan (the “2018 Plan”) pursuant to which the Company may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 1,500,000 shares of common stock. There were 1,207,000 shares available for future issuance under the 2018 Plan at September 30, 2018. Upon the adoption of the 2018 Plan, the 2009 Non-Employee Director Equity Compensation Plan and the 2015 Equity Compensation Plan were frozen, and no new awards can be issued pursuant to such plans.

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

Effective August 15, 2018, Ron Konezny resigned from the Company’s Board of Directors. In connection with Mr. Konezny’s resignation, the Board of Directors accelerated the vesting of certain restricted shares and stock options granted to Mr. Konezny. The stock-based compensation expense resulting from the modification of the terms of the stock options and restricted stock was not material.

The following table summarizes the activity relating to the Company’s stock options for the nine-month period ended September 30, 2018:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	1,290,000	$5.33
Granted	120,000	6.41
Exercised	(103,000)	5.92
Forfeited or expired	(16,000)	6.23

Outstanding at end of period	1,291,000	$5.37	6 years	$2,037000

Exercisable at end of period	730,000	$5.12	5 years	$1,337,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	September 30,
	2017	2018

Expected volatility	42.4%	42.8%
Expected life of options (in years)	4	4
Risk free interest rate	1.7%	2.72%
Dividend yield	0%	0%
Weighted average fair value of options granted during the period	$2.11	$2.46

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company recorded stock-based compensation expense of $108,000 and $306,000 for the three- and nine-month periods ended September 30, 2017, respectively and $104,000 and $299,000 for the three- and nine-month periods ended September 30, 2018, respectively, in connection with awards made under the stock option plans.

The fair value of options vested during the nine-month periods ended September 30, 2017 and 2018 was $221,000 and $352,000, respectively. The total intrinsic value of options exercised during the nine-month periods ended September 30, 2017 and 2018 was $365,000 and $117,000, respectively.

As of September 30, 2018, there was approximately $931,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.67 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the nine-month period ended September 30, 2018 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Restricted stock, non-vested, beginning of year	430,000	$5.91
Granted	435,000	7.02
Vested	(251,000)	6.13
Forfeited	(31,000)	6.54

Restricted stock, non-vested, end of period	583,000	$6.61

The Company recorded stock-based compensation expense of $404,000 and $1,258,000, respectively, for the three- and nine-month periods ended September 30, 2017 and $465,000 and $1,396,000, respectively, for the three- and nine-month periods ended September 30, 2018, in connection with restricted stock grants. As of September 30, 2018, there was $3,021,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.70 years.

Performance Shares

In January 2016, the Company granted 295,000 performance shares to employees pursuant to the 2015 Plan. The shares are unvested at the time of grant and, upon vesting, there are no contractual restrictions on the shares. The vesting of the shares is subject to the achievement of performance goals during a two-year period from the date of issuance, with the ability to achieve prorated vesting of the shares during interim annual measurement periods. If the performance goals are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance goals are met, then the shares will be issued to the employees. A summary of all non-vested performance shares for the nine-month period ended September 30, 2018 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Performance shares, non-vested, beginning of year	111,000	$4.07
Granted	-	-
Vested	(93,000)	4.07
Forfeited	(18,000)	4.07

Performance shares, non-vested, end of period	-	$-

The Company recorded stock-based compensation expense of $44,000 and $289,000, respectively, for the three- and nine-month periods ended September 30, 2017 and $-0- and $(37,000), respectively, for the three- and nine-month periods ended September 30, 2018, in connection with the performance share grants.

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

Stock repurchase program

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the nine-month period ended September 30, 2018. As of September 30, 2018, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

Shares Withheld or Repurchased

During the nine-month periods ended September 30, 2017 and 2018, 70,000 and 120,000 shares, respectively, of the Company’s common stock were withheld or repurchased to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $429,000 and $870,000, respectively.

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

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2018 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	loss

Balance at January 1, 2018	$(465,000)	$(113,000)	$(578,000)
Net current period change	107,000	16,000	123,000

Balance at September 30, 2018	$(358,000)	$(97,000)	$(455,000)

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2017 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	loss

Balance at January 1, 2017	$(92,000)	$(11,000)	$(103,000)
Net current period change	(340,000)	(28,000)	(368,000)

Balance at September 30, 2017	$(432,000)	$(39,000)	$(471,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income or loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign currency financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation (losses) gains of $(340,000) and $107,000 for the nine-month periods ended September 30, 2017 and 2018, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity. Effective December 1, 2015, the intercompany transactions with IDS GmbH are not considered of a long-term investment nature and the effect of the exchange rate changes subsequent to December 1, 2015 on the intercompany transactions are included selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency gains (losses) for the three- and nine-month periods ended September 30, 2017 of $133,000 and $406,000, respectively, and for the three- and nine-month periods ended September 30, 2018 of $(50,000) and $(146,000), respectively, are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

NOTE 14 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three-month periods ended September 30, 2017 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Basic and diluted loss per share
Net loss	$(586,000)	$(897,000)	$(2,996,000)	$(3,003,000)

Weighted-average shares outstanding	16,190,000	17,312,000	14,311,000	17,121,000

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.21)	$(0.18)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and unvested restricted stock and performance shares awards. For the three- and nine-month periods ended September 30, 2017, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 1,844,000 would have been anti-dilutive. For the three- and nine-month periods ended September 30, 2018, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 1,874,000 would have been anti-dilutive.

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

NOTE 16 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2017	September 30, 2018
		(Unaudited)

Accounts payable	$6,233,000	$7,591,000
Accrued warranty	535,000	391,000
Accrued severance	100,000	-
Accrued compensation	507,000	522,000
Other current liabilities	65,000	104,000

	$7,440,000	$8,608,000

Included in accounts payable and accrued expenses at December 31, 2017 is accrued severance of $100,000 to Kenneth Ehrman, the former Chief Executive Officer of the Company.

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2017 and September 30, 2018.

The following table summarizes warranty activity for the nine-month periods ended September 30, 2017 and 2018:

	Nine Months Ended September 30,
	2017	2018

Accrued warranty reserve, beginning of period	$472,000	$535,000
Accrual for product warranties issued	118,000	70,000
Product replacements and other warranty expenditures	(48,000)	(124,000)
Expiration of warranties	(92,000)	(90,000)

Accrued warranty reserve, end of period	$450,000	$391,000

NOTE 17 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of September 30, 2018, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

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

NOTE 19 - CONCENTRATION OF CUSTOMERS

For the nine-month period ended September 30, 2018 and as of September 30, 2018, three customers accounted for 22%, 10% and 10% of the Company’s revenue and two customers accounted for 15% and 12% of the Company’s accounts receivable. Two customers accounted for 19% and 11% of finance receivables as of September 30, 2018.

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

The net revenue and net loss for IDS GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Net revenue	$799,000	$423,000	$1,250,000	$945,000

Net income (loss)	185,000	(17,000)	240,000	(247,000)

Total assets of IDS GmbH were $1,086,000 and $1,474,000 as of December 31, 2017 and September 30, 2018, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Net revenue	$100,000	$23,000	$507,000	$155,000

Net income (loss)	93,000	(84,000)	172,000	(214,000)

Total assets of IDS Ltd were $1,187,000 and $1,063,000 as of December 31, 2017 and September 30, 2018, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

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

Severance agreements

The Company has entered into severance agreements with three current executive officers. The severance agreements for Ned Mavrommatis, the Company’s Chief Financial Officer, and Michael L. Ehrman, the Company’s Chief Technology Officer, are substantially identical in form and provide each of Messrs. Mavrommatis and Ehrman with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” which will have occurred if the Company terminates the executive without cause or the executive resigns for good reason within six months following a change in control event. The severance agreement for Chris Wolfe, the Company’s Chief Executive Officer, provides Mr. Wolfe with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” which will have occurred if the Company terminates Mr. Wolfe without cause, or upon the occurrence of a “Change in Control Trigger Event,” which will have occurred if the Company terminates Mr. Wolfe without cause or Mr. Wolfe resigns for good reason, each within six months following a change in control event. As a condition to the Company’s obligations under the severance agreements, each executive has executed and delivered to the Company a restrictive covenants agreement.

Under the terms of the severance agreements with Messrs. Mavrommatis and Ehrman, each executive is entitled to the following: (i) a cash payment at the rate of the executive’s annual base salary as in effect immediately prior to the Trigger Event for a period of 12 months, (ii) a waiver of any remaining portion of the executive’s healthcare continuation payments under COBRA for the twelve-month severance period, provided that the executive timely elects COBRA coverage and continues to make contributions for such coverage equal to his contribution amount in effect immediately preceding the date of his termination of employment, (iii) partial accelerated vesting of the executive’s previously granted stock options and restricted stock awards, and (iv) as applicable, an award of “Performance Shares” under the Restricted Stock Unit Award Agreement previously entered into between the Company and the executive. Under the terms of the severance agreement with Mr. Wolfe, Mr. Wolfe is entitled to the following: (i) a cash payment either (A) in the event of a Trigger Event, at the rate of his annual base salary, or (B) in the event of a Change in Control Trigger Event, at twice the rate of his annual base salary, in each case as in effect immediately prior to the Trigger Event or Change in Control Trigger Event, as the case may be, for a period of 12 months, (ii) a waiver of any remaining portion of Mr. Wolfe’s healthcare continuation payments under COBRA for the twelve-month severance period, provided that he timely elects COBRA coverage and continues to make contributions for such coverage equal to his contribution amount in effect immediately preceding the date of his termination of employment, (iii) partial accelerated vesting of Mr. Wolfe’s previous granted stock options and restricted stock awards, and (iv) in the event of a Change in Control Trigger Event, a pro-rata portion of any bonus that would have been payable to Mr. Wolfe with respect to the year of termination based on the achievement of predetermined Company objectives used to determine the Company’s performance.

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the Securities and Exchange Commission (the “SEC”) issued a final rule that amends certain of the SEC’s disclosure requirements, including requirements relating to disclosures about changes in stockholders’ equity. For Quarterly Reports on Form 10-Q, the final rule extends to interim periods the annual requirement in Rule 3-04 of Regulation S-X, to disclose (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares (as opposed to common stock only, as previously required). Pursuant to the final rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for “the current and comparative year-to-date [interim] periods, with subtotals for each interim period,” i.e., a reconciliation covering each period for which an income statement is presented. Rule 3-04 of Regulation S-X permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule is effective for all filings made on or after November 5, 2018. SEC staff has indicated it would not object if a registrant’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. Therefore, the Company expects to conform to this rule in its Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. Inasmuch as the Company has not paid dividends, the Company believes that the final rule will not have a material effect on its consolidated financial statements and disclosures.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for the Company beginning in the first fiscal quarter of 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting”. This guidance aligns the accounting for share-based payment transactions with non-employees to accounting for share-based payment transactions with employees. Companies are required to record a cumulative-effect adjustment (net of tax) to retained earnings as of the beginning of the fiscal year of the adoption. Upon transition, non-employee awards are required to be measured at fair value as of the adoption date. This standard will be effective for fiscal years beginning December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”. The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU was effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial results.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU was effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial results.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which provides clarification on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This ASU was effective for fiscal periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this guidance did not have a material impact on the Company’s financial results.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): “Targeted Improvements,” which provides an optional transition method to allow entities, on adoption of ASU 2016-02, to report prior periods under previous lease accounting guidance. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The revised guidance is effective for the Company beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to the recognition of new right of use assets and lease liabilities on the balance sheet for our office and equipment operating leases. The Company is currently in the process of evaluating the impact of ASU 2016-02 on the Company’s outstanding leases and expects that adoption will materially increase our assets and liabilities on the consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities.

In May 2014, the FASB issued ASU 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, we adopted Topic 606 and all related amendments (“new revenue standard”) to those contracts which were not completed as of January 1, 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. There was no adjustment to the opening balance of retained earnings due to the cumulative effect of initially applying the new revenue standard determined to be immaterial. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis. See Note 5 for further details.

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

We have focused our business activities on three primary business solutions: (i) Industrial Truck Management, (ii) Logistics Visibility Solutions (formerly “Transportation Asset Management”), and (iii) Connected Vehicle Solutions. Our solution for industrial truck asset management allows our customers to reduce operating risks including unsafe activity, facility equipment and goods damage, operational costs and capital expenditures and to comply with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solution for logistics visibility allows our customers to increase revenue per asset deployed, reduce fleet size, and improve the monitoring and control of sensitive cargo. Our solutions for connected vehicles include unique Internet-of-Things (“IoT”) projects similar to projects we have delivered to Avis Budget Group. These engineering programs help our customers transform their operations. For Avis Budget Group, our rental fleet management platform assists rental car companies in generating higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improving customer service by expediting the rental and return processes. In addition, our wireless solution for “car sharing” enables rental car companies to establish a network of vehicles positioned strategically around cities or on corporate campuses, control vehicles remotely, manage member reservations by smart phone or Internet, and charge members for vehicle use by the hour.

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

Industrial Truck Management Solutions

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

Logistics Visibility Solutions

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

Our logistics visibility solutions systems consist of five principal elements:

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

Risks to Our Business

During the nine-month period ended September 30, 2018, we generated revenues of $41.6 million, and Avis Budget Group, Inc., Wal-Mart Stores, Inc. and Toyota Industries Corporation accounted for 22%, 10% and 10% of our revenues, respectively. During the nine-month period ended September 30, 2017, we generated revenues of $29.8 million, and Wal-Mart Stores, Inc accounted for 17% of our revenues.

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

As of September 30, 2018, we had cash (including restricted cash), cash equivalents and marketable securities of $16.3 million and working capital of $17.5 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments from the sale of common stock. To date, the Company has not generated sufficient cash flow solely from operating activities, although we had positive cash flows in 2017, to fund its operations.

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

Critical Accounting Policies

For the three-month period ended September 30, 2018, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2017, except, as noted in Note 22 of the Notes to our Unaudited Condensed Consolidated Financial Statements, the Company adopted the new accounting standard on revenue recognition, ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, which became effective on January 1, 2018.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Revenue:
Products	58.5%	67.6%	57.7%	71.5%
Services	41.5	32.4	42.3	28.5

	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of products	31.3	39.5	32.6	44.6
Cost of services	17.9	9.7	16.0	8.1

Total gross profit	50.8	50.8	51.4	47.3

Operating expenses:
Selling, general and administrative expenses	45.7	44.2	49.6	42.4
Research and development expenses	10.0	12.7	11.7	12.0
	55.7	56.9	61.3	54.4

Loss from operations	(4.9)	(6.1)	(9.9)	(7.1)
Interest income	0.5	0.5	0.6	0.5
Interest expense	(0.9)	(0.3)	(0.8)	(0.4)
Other expense	-	(0.8)	-	(0.4)

Net loss	(5.3)%	(6.7)%	(10.1)%	(7.4)%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2017	2018
Product revenue:
Industrial truck management	$5,076,000	$6,172,000
Logistics visibility solutions	1,414,000	1,410,000
Connected vehicles	-	1,462,000
	6,490,000	9,044,000

Services revenue:
Industrial truck management	1,592,000	2,027,000
Logistics visibility solutions	2,051,000	1,915,000
Connected vehicles	953,000	399,000
	4,596,000	4,341,000

	$11,086,000	$13,385,000

REVENUES. Revenues increased by approximately $2.3 million, or 20.7%, to $13.4 million in the three months ended September 30, 2018 from $11.1 million in the same period in 2017. The increase in revenue is attributable to increases in total connected vehicles revenue of approximately $0.9 million to $1.9 million in 2018 from $1.0 million in 2017 and in total industrial truck management revenue of approximately $1.5 million to $8.2 million in 2018 from $6.7 million in 2017 and partially offset by a decrease in total logistics visibility solutions revenue of approximately $0.2 million to $3.3 million in 2018 from $3.5 million in 2017.

Revenues from products increased by approximately $2.6 million, or 39.4%, to $9.0 million in the three months ended September 30, 2018 from $6.5 million in the same period in 2017. Connected vehicles product revenue increased to approximately $1.5 million in 2018 for units shipped during the third quarter of 2018 under SOW#4 with ABCR. Industrial truck management product revenue increased by approximately $1.1 million to $6.2 million in 2018 from $5.1 million in 2017. The increase in industrial truck management product revenue resulted principally from increased product sales of approximately $1.4 million to Walgreens Co. and from a full quarter of Keytroller sales in 2018 versus two months in 2017. Logistics visibility solutions product revenue of approximately $1.4 million in 2018 remained generally consistent with 2017.

Revenues from services decreased by approximately $0.3 million, or 5.5%, to $4.3 million in the three months ended September 30, 2018 from $4.6 million in the same period in 2017. Industrial truck management service revenue increased by approximately $0.4 million to $2.0 million in 2018 from $1.6 million in 2017. The increase in industrial truck management service revenue resulted principally from increased service revenue from the General Motors Company and Toyota Industries Corporation. Connected vehicles service revenue decreased by approximately $0.6 million to $0.4 million in 2018 from $1.0 million in 2017 as the prior year included revenue for SOW#4 development work that was not present in the current period and the service billing has not commenced for the majority of the units shipped during the third quarter of 2018 under SOW#4 with ABCR. Logistics visibility solutions service revenue decreased by approximately $0.2 million to $1.9 million in 2018 from $2.1 million in 2017 principally due to a decrease in revenue per active units.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2017	2018
Cost of products:
Industrial truck management	$2,330,000	$2,957,000
Logistics visibility solutions	1,145,000	1,149,000
Connected vehicles	-	1,181,000
	3,475,000	5,287,000

Cost of services:
Industrial truck management	569,000	639,000
Logistics visibility solutions	585,000	493,000
Connected vehicles	830,000	169,000
	1,984,000	1,301,000

	$5,459,000	$6,588,000

COST OF REVENUES. Cost of revenues increased by approximately $1.1 million, or 20.7%, to $6.6 million in the three months ended September 30, 2018 from $5.5 million for the same period in 2017. Gross profit was $6.8 million in the three months ended September 30, 2018 compared to $5.6 million for the same period in 2017. As a percentage of revenues, gross profit percentage of 50.8% in 2018 remained generally consistent with the gross profit percentage in 2017.

Cost of products increased by approximately $1.8 million, or 52.1%, to $5.3 million in the three months ended September 30, 2018 from $3.5 million in the same period in 2017. Gross profit for products was $3.8 million in 2018 compared to $3.0 million in 2017. The increase in the product revenue gross profit was attributable to connected vehicles product revenue gross profit of approximately $0.3 million in 2018 from units shipped during the third quarter of 2018 under SOW#4 with ABCR, an increase in the industrial truck management gross profit of approximately $0.5 million to $3.2 million in 2018 from $2.7 million in 2017. The logistics visibility solutions gross profit of approximately $0.3 million in 2018 remained generally consistent with the gross profit in 2017. As a percentage of product revenues, gross profit decreased to 41.5% in 2018 from 46.5% in 2017. The decrease in gross profit as a percentage of product revenue was principally due to the connected vehicles product revenue gross profit percentage of 19.2% in 2018. The industrial truck management gross profit percentage decreased to 52.1% in 2018 from 54.1% in 2017, which was principally due to a decrease in unit pricing. The logistics visibility solutions product revenue gross profit percentage of 18.5% in 2018 remained generally consistent with the gross profit percentage of 19.0% in 2017.

Cost of services decreased by approximately $0.7 million, or 34.4%, to $1.3 million in the three months ended September 30, 2018 from $2.0 million in the same period in 2017. Gross profit for services was $3.0 million in 2018 compared to $2.6 million in 2017. The increase in the service revenue gross profit was attributable to an increase in the industrial truck management service revenue gross profit of $0.4 million to $1.4 million in 2018 from $1.0 million in 2017. The connected vehicles service gross profit increased $0.1 million to $0.2 million in 2018 from $0.1 million in 2017. The logistics visibility solutions gross profit of approximately $1.4 million in 2018 remained generally consistent with the 2017 gross profit. As a percentage of service revenues, gross profit increased to 70.0% in 2018 from 56.8% in 2017. The industrial truck management service revenue gross profit percentage increased to 68.5% in 2018 from 64.3% in 2017 principally due to an increase in service revenue with fixed costs remaining constant. The logistics visibility solutions service revenue gross profit percentage increased to 74.3% in 2018 from 71.5% in 2017 principally due to lower communication expenses. The connected vehicles service revenue gross profit percentage increased to 57.6% in 2018 from 12.9% in 2017.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $0.9 million, or 16.9%, to approximately $5.9 million in the three months ended September 30, 2018 compared to $5.1 million in the same period in 2017 principally due to approximately $0.3 million in incremental expenses from a full quarter of Keytroller expenses in 2018 versus two months in 2017 and approximately $0.3 million increase in sales and marketing expenses related to the introduction of new products. As a percentage of revenues, selling, general and administrative expenses decreased to 44.2% in the three months ended September 30, 2018 from 45.7% in the same period in 2017, primarily due to the increase in revenue from 2017 to 2018.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by approximately $0.6 million, or 53.1%, to approximately $1.7 million in the three months ended September 30, 2018 compared to $1.1 million in the same period in 2017 principally due to the 2017 reallocation of internal product development resources to cost of services for the Avis SOW#4 project. As a percentage of revenues, research and development expenses increased to 12.7% in the three months ended September 30, 2018 from 10.0% in the same period in 2017, primarily due to the reason described above.

NET LOSS. Net loss was $0.9 million, or $(0.05) per basic and diluted share, for the three months ended September 30, 2018 as compared to net loss of $0.6 million, or $(0.04) per basic and diluted share, for the same period in 2017. The increase in the net loss was due primarily to the reasons described above.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth our revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2017	2018
Product revenue:
Industrial truck management	$12,634,000	$16,866,000
Logistics visibility solutions	4,565,000	4,369,000
Connected vehicles	-	8,491,000
	17,199,000	29,726,000

Services revenue:
Industrial truck management	4,286,000	5,333,000
Logistics visibility solutions	6,254,000	5,898,000
Connected vehicles	2,052,000	616,000
	12,592,000	11,847,000

	$29,791,000	$41,573,000

REVENUES. Revenues increased by approximately $11.8 million, or 39.5%, to $41.6 million in the nine months ended September 30, 2018 from $29.8 million in the same period in 2017. The increase in revenue is attributable to increases in total connected vehicles revenue of approximately $7.1 million to $9.1 million in 2018 from $2.1 million in 2017 and total industrial truck management revenue of approximately $5.3 million to $22.2 million in 2018 from $16.9 million in 2017, partially offset by a decrease in total logistics visibility solutions revenue of approximately $0.6 million to $10.3 million in 2018 from $10.8 million in 2017.

Revenues from products increased by approximately $12.5 million, or 72.8%, to $29.7 million in the nine months ended September 30, 2018 from $17.2 million in the same period in 2017. Connected vehicles product revenue increased to approximately $8.5 million in 2018 for units shipped during 2018 under SOW#4 with ABCR. Industrial truck management product revenue increased by approximately $4.2 million to $16.9 million in 2018 from $12.6 million in 2017. The increase in industrial truck management product revenue resulted principally from approximately $4.4 million in product sales from Keytroller. Logistics visibility solutions product revenue decreased by approximately $0.2 million to $4.4 million in 2018 from $4.6 million in 2017. The decrease in logistics visibility solutions product revenue resulted principally from decreased product revenue of approximately $0.3 million from the Swift Transportation Co.

Revenues from services decreased by approximately $0.7 million, or 5.9%, to $11.8 million in the nine months ended September 30, 2018 from $12.6 million in the same period in 2017. Industrial truck management service revenue increased by approximately $1.0 million to $5.3 million in 2018 from $4.3 million in 2017. The increase in industrial truck management service revenue resulted principally from increased service revenue from the General Motors Company and Toyota Industries Corporation. Connected vehicles service revenue decreased by approximately $1.4 million to $0.6 million in 2018 from $2.1 million in 2017 as the prior year included revenue for SOW#4 development work that was not present in the current period and the service billing has not commenced for the majority of the units shipped during the third quarter of 2018 under SOW#4 with ABCR. Logistics visibility solutions service revenue decreased by approximately $0.4 million to $5.9 million in 2018 from $6.3 million in 2017 principally due to a decrease in revenue per active units.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2017	2018
Cost of products:
Industrial truck management	$6,077,000	$8,161,000
Logistics visibility solutions	3,640,000	3,612,000
Connected vehicles	-	6,764,000
	9,717,000	18,537,000

Cost of services:
Industrial truck management	1,389,000	1,505,000
Logistics visibility solutions	1,803,000	1,522,000
Connected vehicles	1,564,000	335,000
	4,756,000	3,362,000

	$14,473,000	$21,899,000

COST OF REVENUES. Cost of revenues increased by approximately $7.4 million, or 51.3%, to $21.9 million in the nine months ended September 30, 2018 from $14.5 million for the same period in 2017. Gross profit was $19.7 million in nine months ended September 30, 2018 compared to $15.3 million for the same period in 2017. As a percentage of revenues, gross profit decreased to 47.3% in 2018 from 51.4% in 2017.

Cost of products increased by approximately $8.8 million, or 90.8%, to $18.5 million in the nine months ended September 30, 2018 from $9.7 million in the same period in 2017. Gross profit for products was $11.2 million in 2018 compared to $7.5 million in 2017. The increase in the product revenue gross profit was attributable to an increase of approximately $2.1 million in the industrial truck management gross profit to $8.7 million in 2018 from $6.6 million in 2017 and a decrease in the logistics visibility solutions gross profit of approximately $0.2 million to $0.8 million in 2018 from $0.9 million in 2017. The connected vehicles product revenue gross profit was $1.7 million in 2018 from units shipped under SOW#4 with ABCR. As a percentage of product revenues, gross profit decreased to 37.6% in 2018 from 43.5% in 2017. The decrease in gross profit as a percentage of product revenue was principally due to the connected vehicles product revenue gross profit percentage of 20.3% in 2018. The industrial truck management product revenue gross profit percentage of 51.6% in 2018 remained generally consistent with the gross profit percentage of 51.9% in 2017. The logistics visibility solutions product revenue gross profit percentage decreased to 17.3% in 2018 from 20.3% in 2017 principally from lower hardware unit prices.

Cost of services decreased by approximately $1.4 million, or 29.3%, to $3.4 million in the nine months ended September 30, 2018 from $4.8 million in the same period in 2017. Gross profit for services was $8.5 million in 2018 compared to $7.8 million in 2017. The increase in the service revenue gross profit was attributable to an increase in the industrial truck management service revenue gross profit of approximately $0.9 million to $3.8 million in 2018 from $2.9 million in 2017, partially offset by a decrease in the connected vehicles service revenue gross profit of approximately $0.2 million to $0.3 million in 2018 from $0.5 million in 2017. The logistics visibility solutions gross profit of approximately $4.4 million in 2018 remained generally consistent with the gross profit of $4.5 million in 2017. As a percentage of service revenues, gross profit increased to 71.6% in 2018 from 62.2% in 2017. The industrial truck management service revenue gross profit percentage increased to 71.8% in 2018 from 67.6% in 2017 principally due to an increase in service revenue with fixed costs remaining constant. The logistics visibility solutions service revenue gross profit percentage increased to 74.2% in 2018 from 71.2% in 2017 principally due to lower communication expenses. The connected vehicles service revenue gross profit percentage increased to 45.6% in 2018 from 23.8% in 2017.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $2.8 million, or 19.3%, to approximately $17.6 million in the nine months ended September 30, 2018 compared to $14.8 million in the same period in 2017 principally due to approximately $1.7 million in selling, general and administrative expenses from Keytroller and $0.5 million increase in marketing related to the introduction of new products. As a percentage of revenues, selling, general and administrative expenses decreased to 42.4% in the nine months ended September 30, 2018 from 49.6% in the same period in 2017, primarily due to the increase in revenue from 2017 to 2018.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by approximately $1.5 million, or 43.5%, to approximately $5.0 million in the nine months ended September 30, 2018 compared to $3.5 million in the same period in 2017 principally due to the 2017 reallocation of internal product development resources to cost of services for the Avis SOW#4 project. As a percentage of revenues, research and development expenses decreased to 12.0% in the nine months ended September 30, 2018 from 11.7% in the same period in 2017, primarily due to the increase in revenue from 2017 to 2018.

NET LOSS. Net loss was $3.0 million, or $(0.18) per basic and diluted share, for the nine months ended September 30, 2018 as compared to net loss of $3.0 million, or $(0.21) per basic and diluted share, for the same period in 2017. The net loss in 2018 remained generally consistent with the net loss in 2017.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of September 30, 2018, we had cash (including restricted cash), cash equivalents and marketable securities of $16.3 million and working capital of $17.5 million, compared to cash (including restricted cash), cash equivalents and marketable securities of $16.9 million and working capital of $10.1 million as of December 31, 2017.

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

Capital Requirements

As of September 30, 2018, we had cash (including restricted cash), cash equivalents and marketable securities of $16.3 million and working capital of $17.5 million. Our primary sources of cash are cash flows from operating activities and our holdings of cash, cash equivalents and investments from the sale of common stock. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least November 15, 2019.

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

Operating Activities

Net cash used in operating activities was $0.2 million for the nine-month period ended September 30, 2018, compared to net cash provided by operating activities of $3.9 million for the same period in 2017. The net cash used in operating activities for the nine-month period ended September 30, 2018 reflects a net loss of $3.0 million and includes non-cash charges of $1.7 million for stock-based compensation and $1.2 million for depreciation and amortization expense. Changes in working capital items included:

●	an increase in accounts receivables of $0.8 million;

●	an increase in prepaid expenses and other assets of $1.2 million;

●	a decrease in financing receivables of $0.5 million;

●	a decrease in deferred revenue of $0.6 million; and

●	an increase in accounts payable and accrued expenses of $1.2 million, primarily due to the timing of payments to our vendors.

Investing Activities

Net cash provided by investing activities was $6.7 million for the nine-month period ended September 30, 2018, compared to net cash used in investing activities of $17.2 million for the same period in 2017. The change from the same period in 2017 was primarily due to approximately $7.1 million used for the Keytroller Acquisition in 2017 and net proceeds from the sale of investment of approximately $6.9 million in 2018 versus net investment purchases of approximately $9.9 million in 2017.

Financing Activities

Net cash used in financing activities was $0.3 million for the nine-month period ended September 30, 2018, compared to net cash provided by financing activities of $14.3 million for the same period in 2017. The change from the same period in 2017 was primarily due to net proceeds form a public offering of approximately $16.1 million in 2017, net repayments of $3.0 million of the revolving credit facility in 2017, and a net decrease in proceeds from the exercise of stock options of $1.0 million from 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2018, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as noted below.

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

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. The Company faces both translation and transaction risks related to foreign currency exchange. Our results of operations and cash flows are subject to fluctuations in the Euro and British Pound Sterling against the United States Dollar (“USD”). Our statement of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as USD denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, and accounts payable denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows. An assumed one percent adverse change in foreign currency exchange rates would result in losses of approximately $56,000 for the nine-month period ended September 30, 2018.

For the nine-month periods ended September 30, 2017 and 2018 revenues denominated in foreign currencies were approximately 5.9% and 2.6%, respectively. Cumulative foreign currency translation (losses) gains of $(340,000) and $107,000 related to the Company’s German and United Kingdom subsidiaries are included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at September 30, 2017 and 2018, respectively. The aggregate foreign currency transaction exchange rate gains (losses) included in loss before income taxes were $406,000 and $(146,000) for the nine-month periods ended September 30, 2017 and 2018, respectively.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. We also are subject to market risks from changes in equity prices of equity securities we hold in our investment portfolio, which risks currently are immaterial to us. As of September 30, 2018, we had cash (including restricted cash), cash equivalents and investments of $16.3 million.

Our cash (including restricted cash) and cash equivalents consist of cash, money market funds, and short-term investments with original maturities of three months or less. As of September 30, 2018, the carrying value of our cash and cash equivalents approximated fair value. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

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

As of September 30, 2018, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

There was no change, other than the integration of Keytroller, in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on January 1, 2018.

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

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part 1, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended September 30, 2018, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program, shares withheld for taxes due upon vesting of restricted stock and to pay the exercise price of stock options exercised for each month of the quarterly period ended September 30, 2018. As the table indicates, the Company did not make any share repurchases under the share repurchase program during the quarterly period ended September 30, 2018.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2018 - July 31, 2018	-		-	-	$1,660,000
August 1, 2018 - August 31, 2018	5,000	(1)	$6.21	-	1,660,000
September 1, 2018 - September 30, 2018	23,000	(2)	6.40	-	1,660,000

Total	28,000		$6.37	-	$1,660,000

(1)	Represents shares of common stock repurchased to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during August 2018.
(2)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock and to pay the exercise price of stock options exercised during September 2018.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

2.1	Amendment No. 1 to Asset Purchase Agreement, effective as of August 1, 2018, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Sparkey, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on September 19, 2018).

10.1	Severance Agreement, dated August 20, 2018, between I.D. Systems, Inc. and Chris Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 21, 2018).

10.2	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on September 13, 2018).

10.3	Indemnity Agreement, dated September 12, 2018, between I.D. Systems, Inc. and Charles Frumberg (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on September 13, 2018).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I.D. SYSTEMS, INC.

Date: November 12, 2018	By:	/s/ Chris A. Wolfe
Chris A. Wolfe
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2018	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1

Amendment No. 1 to Asset Purchase Agreement, effective as of August 1, 2018, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Sparkey, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on September 19, 2018).

10.1

Severance Agreement, dated August 20, 2018, between I.D. Systems, Inc. and Chris Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 21, 2018).

10.2	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on September 13, 2018).

10.3

Indemnity Agreement, dated September 12, 2018, between I.D. Systems, Inc. and Charles Frumberg (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on September 13, 2018).

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

