Form 10-K
period 2018-12-31
ID SYSTEMS INC
filed 2019-04-01
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $65.6 million.

The number of shares of the registrant’s Common Stock outstanding as of March 28, 2019, was 18,213,978 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement For the Registrant’s 2019 Annual Meeting of Stockholders	Part III

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

Note Regarding Trademarks

I.D. Systems has, or has applied for, trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, AVRAMP® and Design, POWERFLEET®, POWERFLEET VISION®, POWERFLEET IQ®, VERIWISE IQ®, ASSET INTELLIGENCE®, didBOX®, FREIGHTCAM®, and KEYTROLLER®.

Item 1. Business

Overview

I.D. Systems, Inc. was incorporated in the State of Delaware in 1993. I.D. Systems, Inc. (together with its subsidiaries, “I.D. Systems,” the “Company,” “we,” “our” or “us”) develops, markets and sells wireless machine-to-machine (“M2M”) solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles such as forklifts and airport ground support equipment, rental vehicles, and transportation assets such as dry van trailers, refrigerated trailers, railcars and containers. Our patented systems utilize radio frequency identification (RFID), Wi-Fi, Bluetooth, satellite or cellular communications, and sensor technology and software to address the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, revenue, productivity and efficiency of their operations.

On March 13, 2019, we entered into an Agreement and Plan of Merger (the “Pointer Merger Agreement”), with PowerFleet, Inc., a wholly-owned subsidiary of the Company (“Parent”), Pointer Telocation Ltd. (“Pointer”), Powerfleet Israel Holding Company Ltd., a wholly-owned subsidiary of Parent (“Pointer Holdco”), and Powerfleet Israel Acquisition Company Ltd., a wholly-owned subsidiary of Pointer Holdco (“Pointer Merger Sub”), pursuant to which Pointer Merger Sub will merge with and into Pointer, with Pointer surviving as a direct, wholly-owned subsidiary of Pointer Holdco (the “Pointer Merger”) in exchange for consideration consisting of cash and shares of common stock of Parent. Also on March 13, 2019, and in connection with the Pointer Merger Agreement, we entered into an Investment and Transaction Agreement (the “Investment Agreement”) with Parent, PowerFleet US Acquisition Inc., a wholly-owned subsidiary of Parent (“IDS Merger Sub”), and ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P., pursuant to which we will reorganize into a new holding company structure by merging IDS Merger Sub with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “IDS Merger”), and pursuant to which Parent will issue and sell in a private placement shares of Parent’s newly created Series A Convertible Preferred Stock to finance a portion of the cash consideration payable in the Pointer Merger. As a result of the transactions contemplated by the Pointer Merger Agreement and the Investment Agreement (the “Merger Transactions”), we and Pointer will each become wholly-owned subsidiaries of Parent. The Merger Transactions have been unanimously approved by the boards of directors of both companies, are subject to customary closing conditions, including approval by our stockholders and Pointer’s shareholders, and are expected to close in the summer of 2019. For further discussion on the Merger Transactions and related transactions, see “Item 1A. Risk Factors,” “Item 8. Financial Statements and Supplementary Data – Note 21 - Subsequent Events.”

On January 30, 2019, we completed the acquisition (the “CarrierWeb Acquisition”) of substantially all of the assets of CarrierWeb, L.L.C., an Atlanta-based provider of real-time in-cab mobile communications technology, electronic logging devices, two-way refrigerated command and control, and trailer tracking. The assets we acquired in the CarrierWeb Acquisition will be integrated into our logistics visibility solutions and products. The CarrierWeb Acquisition allows us to offer a full complement of highly-integrated logistics technology solutions to its current customers and prospects and immediately adds more than 70 customers and over 9,000 monthly subscriber units.

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

We have focused our business activities on three primary business solutions: (i) Industrial Truck Management Solutions (“PowerFleet for Industrial”), (ii) Logistics Visibility (LV) Solutions (“PowerFleet for Logistics”) (formerly “Transportation Asset Management”), and (iii) Connected Vehicle Solutions (“PowerFleet for Automotive”). Our solutions for industrial truck management allow our customers to reduce operating risks and improve operating efficiency including monitoring for unsafe activity, identifying facility equipment and goods damage, lowering operational costs and capital expenditures and ensuring compliance with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solutions for logistics visibility allow our customers to increase revenue per asset deployed, optimize fleet size, and improve the monitoring and control of sensitive cargo. Our solutions for connected vehicles include unique Internet-of-Things (“IoT”) projects similar to projects we have delivered to Avis Budget Group Inc. (“Avis”). These engineering programs help our customers transform their operations. For Avis, our rental fleet management platform assists in generating higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improving customer service by expediting the rental and return processes. In addition, our wireless solution for “car sharing” enables rental car companies to establish a network of vehicles positioned strategically around cities or on corporate campuses, control vehicles remotely with secure lock and unlock capability, manage member reservations by smart phone or Internet, and charge members for vehicle use by the hour.

To provide an even deeper layer of insights into asset operations, we have developed a cloud-based software application called I.D. Systems Analytics (“Analytics”), which is designed to provide a single, integrated view of asset activity across multiple locations, that provides enterprise-wide benchmarks and peer-industry comparisons for key performance indicators (“KPIs”) relating to the performance of managed assets. Analytics enables values for the KPIs to be calculated and used to identify cost benefit measurements which translate the KPI values into monetized metrics. On top of our Analytics and software-as-a-service platforms, we launched “Lucy” a deep learning, voice integrated virtual assistant. We expect that our growing database of operational data from monitored assets and operational workflows coupled with Lucy’s contextual learnings will allow us to create industry benchmarks that can be used to tell our customers how they are performing compared to their peers. We look for Analytics, as well as the data contained therein, to make a growing contribution to revenue, further differentiate and add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve.

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

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, transportation, aviation, aerospace and defense, homeland security and vehicle rental. Based on revenues for 2018, our top customers were Avis and Wal-Mart Stores, Inc.

Our Solutions

We design and implement wireless IoT and M2M asset management solutions that deliver both site-level and enterprise-level return on investment for our customers. Our solutions can be targeted to either campus-based assets or “over-the-road” assets.

Industrial Truck Management Solutions (“PowerFleet for Industrial”)

Our asset management solutions for campus-type and wide area-based assets incorporate wireless devices that provide on-board control, location tracking and data processing for enterprise assets, to provide real-time visibility of, and two-way communications with, such assets. These systems provide technological advantages that differentiate them from systems used for inventory, warehouse management and logistics tracking. For example, while inventory tracking systems rely on constant, continuous wireless connectivity to perform core functions, our systems require only periodic wireless communications and, our on-asset devices are designed to perform their core functions autonomously. Our enterprise-class software Analytics and Lucy can run in the cloud or behind our customer’s firewall.

Our campus-based asset management system consists of four principal elements:

●	miniature wireless programmable computers attached to assets; these wireless devices may communicate via Wi-Fi, Bluetooth, via the company’s proprietary IRF protocol, or via cellular link;

●	optional, IRF-based, fixed-position communication infrastructure consisting of network devices with two-way wireless communication capabilities and, optional IRF-based location-emitting beacons for enhanced indoor location calculation;

●	application-specific middleware servers, which are typically hosted in our data center, but may also be hosted on the customers’ local area network (LAN) or enterprise wide area network (WAN); and

●	proprietary end-user software, which is a user-friendly web application that provides visibility and control of the system database, and which is hosted at the same data center as the middleware. As stated above, our enterprise software is flexible enough to run thousands of customers, sites or assets in either a customer hosted or in the cloud configuration.

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

Our solutions for industrial truck management allow fleet operators to reduce operating costs and capital expenditures, comply with certain safety regulations and enhance security.

To help improve fleet safety and security, our solutions provide vehicle operator access control to ensure that only trained and authorized personnel are able to use material handling equipment, and impact sensing to assign responsibility for abusive driving.

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

In addition, our solutions are compatible with a wide range of electronic driver identification technologies and provide indoor and outdoor vehicle/operator visibility through a combination of global positioning system (GPS) and RFID technologies, and geo-fencing to restrict vehicles from operating in prohibited areas or issue alerts upon unauthorized entry to such areas. Our solutions also support optional sensing elements to provide additional vehicle utilization data, including load detection data, battery data and activity meter data.

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

Logistics Visibility Solutions (“PowerFleet for Logistics”) (Formerly “Transportation Asset Management Solutions”)

Our mobile systems for managing remote, “over-the-road” assets are provided by our Asset Intelligence subsidiary. These systems provide mobile-asset tracking and condition-monitoring solutions to meet the transportation market’s desire for greater visibility, safety, security, and productivity throughout global supply chains. By leveraging a combination of cellular and satellite communications and web-based data management technologies, the Logistics Visibility (LV) product family provides shippers and carriers with tools to better manage their tractors, drivers, trucks, refrigerated (Reefer) trailers, dry van trailers, chassis and container fleets. Our LV solutions enable quick access to actionable intelligence that results in better utilization, control, and security of our customers’ freight-carrying assets.

Our LV solutions consist of five principal elements:

●	cellular or satellite communicators and Bluetooth attached to assets;

●	GPS receivers that provide latitude/longitude location fixes that are transmitted based on logic resident in the communicator;

●	proprietary browser-based graphical user interface that provides visibility and two-way control of the system database (the data can also be transmitted to the customer via XML or web services data feed);

●	patented power management intelligence to ensure reliable system performance in a power-starved environment; and

●	several sensor types, including cargo, motion, light, and tire inflation, that provide additional status information for the remote asset.

To increase asset utilization, our LV solutions can improve overall operating efficiency, increase revenue niles and reduce the number of assets needed by:

●	full two-way integrated workflow of control assignments and work changes to the truck tractor and driver;

●	Electronic Driver Logging (ELD) and inspection reports for regulatory compliance

●	monitoring asset pool size based on user-defined requirements;

●	generating dormancy reports to flag under-utilized assets;

●	alerting the driver to the location of the closest empty asset, resulting in a more rapid pick-up; and

●	providing trailer detention alerts when an asset has exceeded the time allotted for unloading.

To better control remote assets, our LV solutions provides:

●	change in cargo status of an asset via our patented full-length cargo sensor;

●	geo-fencing that alerts the customer when an asset is approaching or leaving its destination; and

●	on-board intelligence utilizing a motion sensor and proprietary logic that identifies the beginning of a drive and the end of a drive.

To help improve asset and cargo security, our LV solutions offers the following capabilities:

●	asset lockdown, which automatically sends an e-mail or text message to the customer when movement is detected outside of user-defined time periods;

●	emergency track functionality that can be enabled to track an asset at more frequent intervals if a theft condition is expected;

●	geo-fencing, which can alert our customer when an asset enters a prohibited geography or location; and

●	near real.time sensors that can alert based on upon changes to shock (vibe) sound, light, barometric pressure, temperature and humidity.

Connected Vehicle Solutions (“PowerFleet for Automotive”)

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

Analytics, Image Deep Learning and Lucy

Our analytics platforms for both industrial trucks and logistics assets provide our customers with a holistic view of their asset activity across an enterprise supply chain. Our image deep learning system allow us to process images from FreightCAM and other sources and identify key aspects of operations and geospatial information such as location, work being accomplished, type of cargo, how cargo is loaded and if there are any visible issues such as damage. Lucy, our deep learning voice integrated virtual analyst can help make the data and alerts actionable and can assist our customers by giving them a tireless virtual assistant.

These cloud-based software applications provide a single, integrated view of industrial asset activity across multiple locations, generating enterprise-wide benchmarks, peer-industry comparisons, and deeper insights into asset operations. Our analytics platforms can enable management to make more informed, effective decisions, raise asset performance standards, increase productivity, reduce costs, and enhance safety.

Specifically, our analytics platforms allow users to:

●	Quantify best-practice enterprise benchmarks for industrial asset utilization and safety;

●	Reveal variations and inefficiencies in asset activity across both sites and geographic regions;

●	Identify opportunities to eliminate or reallocate assets, with full enterprise awareness, to reduce capital and operating costs;

●	Help balance asset mix and inform acquisition decisions;

●	Uncover activity trends over time to forecast asset requirements;

●	Enable performance comparisons to broad, industry-specific benchmarks; and

●	Keeps track of actions and follow up items and communicates to appropriate persons to address problems or to escalate issues.

We look for analytics, image deep learning and Lucy and the data contained therein to make a growing contribution to revenue, further differentiate and add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve, although there can be no assurance if and to what extent analytics will do so.

Growth Strategy

Our objective is to become a leading global provider of wireless solutions for managing and securing enterprise assets. To achieve this goal, we intend to:

Increase sales in existing markets to existing customers and pursue opportunities with new customers by:

●	focusing our business solutions by vertical markets to position ourselves as the innovative thought leader;

●	maintaining a sales and marketing team that is focused on identifying, seizing and managing revenue opportunities, with the primary goal of expanding our customer base and achieving wider market penetration;

●	Implementing improved marketing, sales and support strategies;

●	utilizing our Analytics software offering to (i) shorten our initial sales cycles by helping prospective customers identify and quantify benefits expected from our solutions, (ii) accelerate transitions from initial implementation to roll-out programs by helping customers achieve and prove expected benefits, and (iii) build service revenue through long-term SaaS contracts;

●	developing asset management-specific data analytics and image deep learning capabilities to differentiate our product offering, add value to our solutions for large enterprise customers, and produce incremental revenue at a high profit margin; and

●	developing channel partners to provide new sales, marketing, distribution and support networks.

Expand into new applications and markets for our technology by:

●	pursuing opportunities to integrate our system with computer hardware and software vendors, including original equipment manufacturers (OEMs), Transportation Management Systems (TMS), Warehouse management Systems (WMS), Enterprise Resource Planning (ERP) and Yard Management Systems (YMS);

●	establishing relationships with global distributors to market and sell our system internationally; and

●	pursuing acquisitions of companies that we believe will enhance the functionality and broaden the applicability of our solutions.

Products and Services

We offer our customers integrated wireless solutions to control, monitor, track and analyze their enterprise assets. Our solutions are comprised of hardware and software, as well as hosting, maintenance, support and consulting services.

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended December 31,
	2016	2017	2018

Industrial truck management solutions	$19,842,000	$23,705,000	$30,001,000
Logistics visibility solutions	15,838,000	14,280,000	13,486,000
Connected vehicle solutions	1,142,000	2,973,000	9,577,000
	$36,822,000	$40,958,000	$53,064,000

Industrial Truck Management

Hardware. With a variety of mounting and user-interface options, our on-asset hardware is designed to be installed quickly and easily and provide an autonomous means of asset control and monitoring. Our hardware:

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

Private Cloud Services Software. Each of our system deployments requires at least one of our hosted allocation of our server software, which automatically manages data communications between our hosted system database and either the on-asset hardware via Wi-Fi or Wireless Asset Managers. Our private cloud services software:

●	is a set of Windows services;

●	automatically processes data between our devices and our hosted system databases;

●	communicates with Wireless Asset Managers to send and retrieve system data;

●	automates event scheduling, including database archiving and diagnostic notifications;

●	interfaces with certain existing external systems, including maintenance, timecard and training systems;

●	supports remote control/management of event processes;

●	automatically performs diagnostics on system components; and

●	automatically e-mails event alerts and customizable reports.

Private Cloud Web-Client Software. Our private cloud web-client software provides an intuitive, easy-to-use, user interface. The software is deployed as an I.D. Systems’ hosted web application. The software interfaces only with the system database, and not directly with our communication infrastructure or on-asset hardware, which restricts access to, and limits corruption of, system information and minimizes network bandwidth usage. An unlimited number of clients can be used on a network at any given time.

Our private cloud web-client software:

●	is able to show the location, status and inventory of vehicles - in real time and historically - in each area of a facility;

●	allows real-time, two-way text communications, including broadcast text paging to all operators simultaneously;

●	searches, sorts and analyzes assets by usage/motion time, idle time, location, status, group, maintenance condition and other parameters;

●	displays and prints predefined and ad hoc reports; and

●	allows remote access by management, customers and vendors through any Internet based browser application.

Our vehicle management systems are available as to meet a wide range of customer needs and information technology requirements. Our Company-hosted solutions utilize our private commercial colocation center.

We also offer a public Cloud-based service for small to medium accounts.

Logistics Visibility Products

Hardware. We offer several hardware configurations to address different remote asset types (e.g., dry van trailers, refrigerated trailers, domestic containers, chassis, and railcars), as well as customer-specific requirements. Our hardware options contain:

●	an integrated color mobile data terminal that integrates into the tractor/truck CAN bus and includes an integrated cellular, Bluetooth communications capability with integrated GPS;

●	an integrated M2M computer programmed with a product-specific application, a cellular or satellite transceiver, Bluetooth and a GPS receiver;

●	solar panels and circuitry to maintain the charge of the on-asset device’s power pack;

●	sealed lead acid, lithium battery or supercap power packs to power the hardware when un-tethered from a power source; and

●	some products have a wire harness to connect to an existing power source (e.g., on the tractor).

Client Website. We have a hosted website that provides Internet access to client asset information. Upon installation of the on-asset hardware, the customer is provided access to the VIP site where they can configure the hardware, establish user passwords, IDs, and access privileges. Our client website:

●	displays a user-configurable dashboard highlighting the enterprise’s critical asset information;

●	has the ability to e-mail the dashboard to a distribution list at a time interval established by the client;

●	provides asset status, alerts and history, including location, landmark, and sensor information;

●	provides latitude/longitude location information for each asset based on reverse geocodes;

●	displays asset location on a geographic map;

●	generates user configurable reports that can be accessed via the website or e-mailed to a distribution list at a time interval established by the client;

●	allows the client to “ping” an asset to receive an updated location report; and

●	allows the client to set a unit(s) to “Emergency Track”, which increases the reporting frequency for a specified time period.

Direct Data Feed. In addition to the asset information provided on the website, we also offer a direct feed of the data to the customer via XML or web services. The feed complies with established industry conventions, such as TTIS (trailer tracking interface standard), to allow for easy integration into the client’s legacy system or into third-party software packages.

Connected Vehicle Solutions

Hardware. Our next-generation hardware is installed quickly, easily and covertly into a vehicle’s diagnostic port and provides an autonomous means of asset control and monitoring. Our on-asset hardware:

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

Server Software. Our system deployment requires at least one installation of our server software, which automatically manages data communications between the system’s databases and the on-asset hardware. Our server software:

●	is a set of Windows services;

●	automatically processes data between our devices and system databases;

●	communicates with on-asset hardware to send and retrieve system data;

●	exposes interfaces for integrating with existing mobile applications, enabling end-customer vehicle control features;

●	interfaces with external systems, including billing, geo-location, maintenance, and fleet management systems;

●	automates event scheduling, including database archiving, performance monitoring and diagnostic notifications;

●	automatically performs diagnostics on system components and manages firmware over the air upgrades; and

●	automatically sends event alerts over an API and emails customizable reports.

Our connected vehicle management systems are available as either Company- or customer-hosted solutions to meet our customers’ needs and information technology requirements. Our Company-hosted solutions utilize our commercial colocation center.

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

New product development

In 2018, we continued to invest in research and development and released the following notable products:

●	we initiated and largely developed our new line of Logistics Visibility platform products, including a new series of LTE- and Bluetooth-enabled tracking devices; a camera-based, wireless freight monitoring sensor; and several additional Bluetooth-enabled sensors;

●	we completed the development and commercialization of the Unified Telematics Platform for Avis which is integrated into the Avis connected car rental management system. This is solution includes specialized hardware device, middleware for security and connectivity, cellular network utilization, server-side asset management and monitoring and full application programming interface support into Avis’s rental management system; and

●	we introduced the OC53, a simplified Industrial Truck Management operator control system. This new product utilizes Bluetooth for data communication and a portable tablet and Android App as the software management platform, to create a fully-disconnected, IT-free control and management system, targeted at small customer sites.

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

During the year ended December 31, 2018, we generated revenues of $53.1 million with Avis and Wal-Mart Stores, Inc. accounting for 18% and 10% of our revenues, respectively. During the year ended December 31, 2017, we generated revenues of $41.0 million with Wal-Mart Stores, Inc. accounting for 16% of our revenues. During the year ended December 31, 2016, we generated revenues of $36.8 million with Wal-Mart Stores, Inc. accounting for 18% of our revenues.

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

We attempt to distinguish ourselves from our competitors by focusing on three primary business solutions: (i) industrial truck management solutions, (ii) logistics visibility solutions, and (iii) connected vehicle solutions. This focus has enabled us to direct product development efforts specifically suited for our target markets. Our on-asset devices are designed to operate independently of other system components, allowing for continuous asset control and data gathering even when the asset is out of wireless communication range. We believe that our proprietary technology as well as our experience in designing and developing products for our target markets distinguishes us within these markets.

In each of our markets, we encounter different competitors due to the dynamics of each market. In the industrial truck asset management market, we are not aware of any competitors that can provide the precise capabilities of our systems due to our intellectual property and proprietary solutions; however, competitors do provide similar solutions that seek to address the same customer needs that our products address. Those companies include both emerging companies with limited operating histories, such as Gem One Corp., TotalTrax Inc., and SpeedShield Technologies and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Crown Equipment Corp.

In the logistics visibility solutions market, we compete against several established competitors, including Omnitracs, LLC, SkyBitz, Inc., Orbcomm Inc. and Spireon, Inc. We attempt to differentiate our solutions in this market by offering a choice of communication mode (satellite or cellular), patented battery management technology, sensor options, and installation configurations (tractors, trucks, refrigerated trailers, dry van trailers, domestic containers, flatbed trailers, covered hopper and tanker railcars, and chassis).

In the connected vehicles solutions market, our solutions for traditional airport-based rental fleet management compete primarily against OEM connected vehicle offerings, after-market connected vehicle technology providers, and existing handheld devices which are used widely by vehicle rental companies. Currently, the principal OEMs we compete against are OnStar Corporation a subsidiary of General Motors, Ford Sync, and Toyota Connected; the primary after-market connected vehicle technology provider we compete against is Continental AG; and principal handheld device providers we compete against include Motorola and Intermec which was acquired by Honeywell International Inc. Our solutions for remote, decentralized rental fleet management compete primarily with companies in the traditional car sharing market such as Hertz, Enterprise, and car2go and peer-to-peer car sharing services such as Turo. Large system integrators and several of the national cellular wireless providers have started to offer solutions, which package third party hardware, firmware and software, that compete with our solutions. In the markets for both types of rental fleet solutions, our competitive position is differentiated by our patented product offering - a fully automated, readily installed, secure, and cost-effective car rental system.

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

In 2018, we also focused our research and development investments in several key areas:

●	improving the reliability and performance of our legacy product line of over-the-road asset management solutions, including products tailored towards dry van trailers, intermodal containers and chassis;

●	initiated new product functionality for Avis in preparation for the expansion of our program, to include key new features that enable expanded car rental capabilities;

●	the optimization of our impact algorithm for industrial trucks, whereby the solution is fully self-calibrating and self-installing, and capable of distinguishing critical from non-critical impact events for safety and accountability purposes;

●	Improving the performance and expanding features for our software for both industrial truck asset management and over-the-road asset management, designed to improve the customer experience and reduce support requirements; and

●	improving business intelligence and data analytics tools to quantify and simplify customer benefit achievement, within a single deployed facility, across an enterprise, and compared to peers within the same industry.

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

I.D. Systems has built a portfolio of patents and patent applications relating to various aspects of its technology and products. As of March 21, 2019, the I.D. Systems patent portfolio includes 24 U.S. patents, 4 pending U.S. patent applications, 1 pending foreign patent application, and 1 foreign patent. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2019 and 2038. I.D. Systems also has foreign patents and pending applications relating to its wireless asset management system, connected car product, and new features added to our vehicle management system. No single patent or patent family is considered material to the I.D. Systems business.

I.D. Systems’ subsidiary, Asset Intelligence LLC (“AI”), also utilizes patents to protect aspects of its intellectual property assets. The AI patent portfolio focuses on methods, systems, and devices for managing mobile assets and reducing power consumption in mobile assets. As of March 18, 2019, the AI patent portfolio includes 24 U.S. patents. With timely payments of all maintenance fees, the granted U.S. patents have expiration dates falling between 2021 and 2034. No single patent or family of patents is considered material to the AI business.

Trademarks

We have, or have applied for, trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, AVRAMP® and Design, POWERFLEET®, POWERFLEET VISION®, POWERFLEET IQ®, VERIWISE IQ®, ASSET INTELLIGENCE®, didBOX®, FREIGHTCAM®, and KEYTROLLER®.

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

Employees

As of March 15, 2019, we had 138 full-time employees, including 8 employees based in Germany and the United Kingdom. Of our 138 total employees, 31 were engaged in customer service, 30 in product development (which includes engineering), 5 in new product management, 20 in operations, 31 in sales and marketing, 5 in information technology and 16 in executive, administration and finance. We believe that our relationships with our employees are good.

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

As of December 31, 2018, we had cash (including restricted cash), cash equivalents and marketable securities of $15.0 million and working capital of $15.8 million. Our primary sources of cash are cash flows from operating activities and our holdings of cash, cash equivalents and investments from the sale of common stock. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We incurred net losses of approximately $6.4 million, $3.9 million and $5.8 million for the years ended December 31, 2016, 2017 and 2018, respectively, and have incurred additional net losses since inception. At December 31, 2018, we had an accumulated deficit of approximately $101.2 million. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline.

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

We are highly dependent upon sales of our wireless asset management systems to a few customers. The loss of any of these customers, or any material reduction in the amount of our products they purchase, could materially and adversely affect our financial condition and results of operations.

During the year ended December 31, 2018, we generated revenues of $53.1 million with Avis Budget Group Inc. and Wal-Mart Stores, Inc. accounting for 18% and 10% of our revenues, respectively. During the year ended December 31, 2017, we generated revenues of $41.0 million with Wal-Mart Stores, Inc. accounting for 16% of our revenues. During the year ended December 31, 2016, we generated revenues of $36.8 million with Wal-Mart Stores, Inc. accounting for 18% of our revenues. The loss of these customers or any material reduction in the amount of our products that these customers purchase, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

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

Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer similar approaches to address the customer needs that our products address. Those companies include both emerging companies with limited operating histories, such as Gem One Corp., TotalTrax, Inc., and SpeedShield Technologies and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Crown Equipment Corp.

In the logistics visibility market, we compete against several established competitors, including Omnitracs, LLC, SkyBitz, Inc., Orbcomm Inc. and Spireon, Inc. We attempt to differentiate our solutions in this market by offering a choice of communication mode (satellite or cellular), patented battery management technology, sensor options, and installation configurations (tractors, trucks, refrigerated trailers, dry van trailers, domestic containers, flatbed trailers, covered hopper and tanker railcars, and chassis).

In the connected vehicles solutions market, our solutions for traditional airport-based rental fleet management compete primarily against OEM connected vehicle offerings, after-market connected vehicle technology providers, and existing handheld devices which are used widely by vehicle rental companies. Currently, the principal OEMs we compete against are OnStar Corporation a subsidiary of General Motors, Ford Sync, and Toyota Connected; the primary after-market connected vehicle technology provider we compete against is Continental AG; and principal handheld device providers we compete against include Motorola and Intermec which was acquired by Honeywell International Inc. Our solutions for remote, decentralized rental fleet management compete primarily with companies in the traditional car sharing market such as Hertz, Enterprise, and car2go and peer-to-peer car sharing services such as Turo. Large system integrators and several of the national cellular wireless providers have started to offer solutions, which package third party hardware, firmware and software, that compete with our solutions. In the markets for both types of rental fleet solutions, our competitive position is differentiated by our patented product offering - a fully automated, readily installed, secure, and cost-effective car rental system.

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

The Company has U.S. net operating loss carry-forwards (“NOLs”) that expire through 2037. Section 382 of the Internal Revenue Code imposes an annual limitation on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Ownership changes in our stock, some of which are outside of our control, could result in a limitation in our ability to use our NOLs to offset future taxable income, could cause U.S. Federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such pre-2018 NOLs to expire unused, reducing or eliminating the benefit of such NOLs. We expect that, as a result of the Merger Transactions, the use of the Company’s NOLs will become limited under Section 382 of the Internal Revenue Code and under similar provisions of state and local law.  In addition to the effects discussed above, any reduction in value of the tax benefits from the NOLs will also impact the Company’s tax assets and earnings as reported in its financial statements.

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

To date, we have not generated significant revenues outside of North America. As part of our growth strategy, we are seeking ways to expand our operations outside of North America by establishing offices in the United Kingdom and Germany and developing relationships with global distributors to market and sell our systems internationally. For example, as of March 15, 2019, we had five employees in Germany and three in the United Kingdom who market and sell our systems in Europe. There are a number of risks inherent in doing business in international markets, including:

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

As of March 28, 2019, our executive officers and directors beneficially owned, in the aggregate, 14% of our outstanding common stock, not including 533,000 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We have 18,213,978 shares of common stock outstanding as of March 28, 2019, of which 15,695,978 shares are freely transferable without restriction, and 2,518,000 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of December 31, 2018, options to purchase 1,220,000 shares of our common stock were issued and outstanding, of which 695,000 were vested. The remaining options will vest ratably over a five-year period measured from the date of grant. The weighted-average exercise price of the vested stock options is $5.07. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

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

As of December 31, 2018, we had cash (including restricted cash), cash equivalents and investments of $15.0 million. In a declining interest rate environment, reinvestment typically occurs at less favorable market rates, negatively impacting future investment income. Accordingly, interest rate fluctuations may adversely affect our income and results of operations.

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

Risk Factors Relating to the Merger Transactions

The risk factors below should be read in conjunction with the risk factors related to our operations set forth herein and other information contained in this report. In connection with the Merger Transactions, Parent will file a registration statement on Form S-4 with the SEC that will include a joint proxy statement/prospectus relating to the Merger Transactions. We urge you to read the registration statement on Form S-4 once it becomes available because it will contain important information about the Merger Transactions, including relevant risk factors.

We may not realize the anticipated benefits and cost savings of the Merger Transactions.

On March 13, 2019, we entered into the Pointer Merger Agreement and the Investment Agreement, pursuant to which, if the Merger Transactions are consummated, we and Pointer will each become wholly-owned subsidiaries of a new holding company. While we and Pointer will continue to operate independently until the completion of the Merger Transactions, the success of the Merger Transactions will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our and Pointer’s businesses. Our ability to realize these anticipated benefits and cost savings is subject to certain risks, including, among others:

●	our ability to successfully combine our and Pointer’s businesses;
●	the risk that the combined businesses will not perform as expected;
●	the extent to which we will be able to realize the expected synergies, which include realizing potential savings from re-assessing priority assets and aligning investments, eliminating duplication and redundancy, adopting an optimized operating model between both companies and leveraging scale, and creating value resulting from the combination of our and Pointer’s businesses;
●	the possibility that the aggregate consideration being paid for Pointer is greater than the value we will derive from the Merger Transactions;
●	the possibility that we will not achieve the free cash flow that we have projected;
●	the reduction of our cash available for operations and other uses and the incurrence of indebtedness to finance the Merger Transactions;
●	the assumption of known and unknown liabilities of Pointer, including potential tax and employee-related liabilities; and
●	the possibility of costly litigation challenging the Merger Transactions.

If we are not able to successfully combine our and Pointer’s businesses within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Merger Transactions may not be realized fully or may take longer to realize than expected, and the combined businesses may not perform as expected.

Integrating our and Pointer’s businesses may be more difficult, time-consuming or costly than expected.

We and Pointer have operated and, until completion of the Merger Transactions will continue to operate, independently, and there can be no assurances that our and Pointer’s businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s or both companies’ ongoing businesses or unexpected integration issues, such as higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating our and Pointer’s operations in order to realize the anticipated benefits of the Merger Transactions so the combined business performs as expected include, among others:

●	combining the companies’ separate operational, financial, reporting and corporate functions;
●	integrating the companies’ technologies, products and services;
●	identifying and eliminating redundant and underperforming operations and assets;
●	harmonizing the companies’ operating practices, employee development, compensation and benefit programs, internal controls and other policies, procedures and processes;
●	addressing possible differences in corporate cultures and management philosophies;
●	maintaining employee morale and retaining key management and other employees;
●	attracting and recruiting prospective employees;
●	consolidating the companies’ corporate, administrative and information technology infrastructure;
●	coordinating sales, distribution and marketing efforts;
●	managing the movement of certain businesses and positions to different locations;
●	maintaining existing agreements with customers and vendors and avoiding delays in entering into new agreements with prospective customers and vendors;
●	coordinating geographically dispersed organizations; and
●	effecting potential actions that may be required in connection with obtaining regulatory approvals.

In addition, at times, the attention of certain members of each company’s management and each company’s resources may be focused on completion of the Merger Transactions and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and, consequently, the business of the combined company.

Failure to complete the Merger Transactions could negatively impact our stock price and our future business and financial results.

Our obligations and the obligations of Pointer to complete the Merger Transactions are subject to the satisfaction or waiver of a number of conditions. There can be no assurance that the conditions to completion of the Merger Transactions will be satisfied or waived or that the Merger Transactions will be completed. If the Merger Transactions are not completed for any reason, our ongoing business may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger Transactions, we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on trading prices of our common stock and from our customers, vendors, regulators and employees;
●	we may be required to pay Pointer a termination fee of $2,000,000 if we fail to consummate the Pointer Merger under specified circumstances;
●	we will be required to pay certain transactions expenses incurred in connection with the Merger Transactions, whether or not the Merger Transactions are completed;
●	the Pointer Merger Agreement and Investment Agreement place certain restrictions on the operation of our business prior to the closing of the Merger Transactions, and such restrictions, the waiver of which is subject to the consent of the other parties, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger Transactions that we would have made, taken or pursued if these restrictions were not in place; and
●	matters relating to the Merger Transactions (including integration planning) will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition, we could be subject to litigation related to any failure to complete the Merger Transactions or related to any proceeding to specifically enforce our obligations under the Pointer Merger Agreement and the Investment Agreement.

If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results and stock price.

We will be subject to business uncertainties and contractual restrictions while the Merger Transactions are pending.

Uncertainty about the effect of the Merger Transactions on employees, vendors and customers may have an adverse effect on us and consequently on the combined company after the closing of the Merger Transactions. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers and others that deal with us to defer or decline entering into contracts with us or making other decisions concerning us or seek to change existing business relationships with us. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the Merger Transactions, our business could be harmed. Furthermore, the Pointer Merger Agreement and the Investment Agreement place certain restrictions on the operation of our business prior to the closing of the Merger Transactions, which may delay or prevent us from undertaking certain actions or business opportunities that may arise prior to the consummation of the Merger Transactions.

Third parties may terminate or alter existing contracts or relationships with us.

We have contracts with customers, vendors and other business partners which may require us to obtain consents from these other parties in connection with the Merger Transactions. If these consents cannot be obtained, the counterparties to these contracts and other third parties with which we currently have relationships may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships with us in anticipation of the Merger Transactions, or with the combined company following the Merger Transactions. The pursuit of such rights may result in our suffering a loss of potential future revenue, incurring liabilities in connection with a breach of such agreements or losing rights that are material to our business. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Merger Transactions. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Merger Transactions or the termination of the Merger Transactions.

In order to complete the Merger Transactions, we and Pointer must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions that become applicable to the parties, completion of the Merger Transactions may be jeopardized or prevented or the anticipated benefits of the Merger Transactions could be reduced.

Consummation of the Merger Transactions is conditioned upon, among other things, the receipt of certain governmental approvals, including approvals required under Israeli law. Although the parties have agreed in the Pointer Merger Agreement to use their reasonable best efforts to make certain governmental filings and obtain the required governmental approvals, there can be no assurance that the required approvals will be obtained and no assurance that the Merger Transactions will be completed.

In addition, the governmental authorities from which these approvals are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Merger Transactions. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the Merger Transactions. As a condition to the approval of the Merger Transactions, these governmental authorities also may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of our business or Pointer’s business after completion of the Merger Transactions.

The Merger Transactions are subject to a number of closing conditions and, if these conditions are not satisfied, the Pointer Merger Agreement and the Investment Agreement may be terminated in accordance with their respective terms and the Merger Transactions may not be completed. In addition, the parties have the right to terminate the Pointer Merger Agreement and Investment Agreement under other specified circumstances, in which case the Merger Transactions would not be completed.

The Merger Transactions are subject to a number of closing conditions and, if these conditions are not satisfied or waived (to the extent permitted by law), the Merger Transactions will not be completed. These conditions include, among others: (i) the absence of certain legal impediments, (ii) effectiveness of the registration statement on Form S-4 relating to the Merger Transactions, (iii) obtaining all governmental authorizations, including the lapse of any applicable waiting period, (iv) approval by Pointer’s shareholders of the Pointer Merger Agreement and the transactions contemplated thereunder, (v) approval by our stockholders of the Investment Agreement, the issuance of Parent common stock and Parent preferred stock in connection with the Merger Transactions and certain matters related to Parent’s new certificate of incorporation, (vi) the listing of the common stock of Parent on Nasdaq and (vii) the consummations of the transactions contemplated in the Investment Agreement. In addition, each party’s obligation to complete the Merger Transactions is subject to the accuracy of the other parties’ representations and warranties in the Pointer Merger Agreement and the Investment Agreement (subject in most cases to “material adverse effect” qualifications), the other parties’ compliance with their respective covenants and agreements in the Pointer Merger Agreement and the Investment Agreement in all material respects, and the maintenance of certain minimum cash levels.

The conditions to the closing may not be fulfilled and, accordingly, the Merger Transactions may not be completed. In addition, if the Merger is not completed by September 30, 2019, any party may choose not to proceed with the Merger Transactions. Moreover, the parties can mutually decide to terminate the Pointer Merger Agreement or the Investment Agreement at any time prior to the consummation of the Merger Transactions, before or after receipt of the required approval of our stockholders and Pointer shareholders. In addition, each party may elect to terminate the Pointer Merger Agreement or Investment Agreement in certain other circumstances. If either agreement is terminated, we may incur substantial fees and expenses in connection with termination of such agreement and we will not realize the anticipated benefits of the Merger Transactions.

We may waive one or more of the closing conditions to the Merger Transactions.

We have the right to waive certain of the closing conditions to the Merger Transactions. Any such waiver may not require re-solicitation of stockholders, in which case stockholders will not have the chance to change their votes as a result of any such waiver and we will have the ability to complete the Merger Transactions without seeking further stockholder approval. Any determination whether to waive any condition to the Merger Transactions, whether stockholder approval would be re-solicited as a result of any such waiver or whether the joint proxy statement/prospectus relating to the Merger Transactions would be amended as a result of any waiver will be made by us at the time of such waiver based on the facts and circumstances as they exist at that time, and any such waiver could have an adverse effect on Parent.

Both our stockholders and Pointer’s shareholders will have a reduced ownership and voting interest after the Merger Transactions and will exercise less influence over management.

After the completion of the Merger Transactions, our stockholders and Pointer’s shareholders will own a smaller percentage of Parent than they currently own of us and Pointer, respectively. Based on the trading price of our common stock as of the date of the Merger Agreement, the estimated number of shares of our common stock and Pointer ordinary shares that are currently expected to be outstanding immediately prior to the Merger Transactions on a fully-diluted basis, and after giving effect to the issuance of the Parent convertible preferred stock in the Merger Transactions, it is expected that our stockholders will own approximately 55.6%, and Pointer shareholders will own approximately 29.2%, of Parent immediately after consummation of the Merger Transactions on a fully-diluted basis. Consequently, our stockholders, as a group, and Pointer shareholders, as a group, will each have reduced ownership and voting power in the combined company compared to their ownership and voting power in us and Pointer, respectively.

In connection with the Merger Transactions, the combined company will incur significant indebtedness to finance the Pointer Merger as well as other transaction-related costs.

On March 13, 2019, we entered into a commitment letter with Bank Hapoalim B.M. (the “Debt Commitment Letter”) providing for two five-year senior secured term loan facilities to Pointer Holdco in an aggregate principal amount of $30 million and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10 million. The term loan facilities will be used to finance a portion of the cash consideration payable in the Pointer Merger and the revolving credit facility will be used by Pointer for general working capital purposes, or, at Pointer’s discretion, to finance a portion of the cash consideration payable in the Pointer Merger. Such indebtedness will have the effect, among other things, of reducing the combined company’s flexibility to respond to changing business and economic conditions, will increase the combined company’s borrowing costs and, to the extent that such indebtedness is subject to floating interest rates, may increase the combined company’s vulnerability to fluctuations in market interest rates. The definitive documents relating to such indebtedness may also require us to satisfy various covenants, including negative covenants that restrict our or the combined company’s ability to engage in certain transactions without the consent of the lender. The increased levels of indebtedness could also reduce funds available to fund our efforts to combine our business with Pointer and realize expected benefits of the Merger Transactions and/or engage in investments in product development, capital expenditures and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. We may be required to raise additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.

There can be no assurance that we will be able to secure the funds necessary to pay the cash consideration payable in the Pointer Merger.

We intend to fund the cash consideration payable in the Pointer Merger with a combination of the net proceeds we receive from the sale of Parent’s newly created Series A Convertible Preferred Stock pursuant to the terms of the Investment Agreement and debt financing contemplated by the Debt Commitment Letter. The obligations of the lender to provide the loans contemplated by the Debt Commitment Letter are subject to a number of conditions and there can be no assurance that we will be able to secure the debt financing pursuant to the Debt Commitment Letter.

In the event that the debt financing contemplated by the Debt Commitment Letter is not available, other financing may not be available on acceptable terms, in a timely manner or at all. If we are unable to secure debt financing, the Merger Transactions may be delayed or not be completed. In addition, we may be required, pursuant to the terms of the Pointer Merger Agreement, to pay Pointer a termination fee of $2 million if we fail to consummate the Pointer Merger related to a failure by us to obtain financing.

We and Pointer may have difficulty attracting, motivating and retaining executives and other key employees in light of the proposed Merger Transactions.

Our success after the Merger Transactions will depend in part on our ability to retain key executives and other employees. Uncertainty about the effect of the Merger Transactions on our and Pointer’s employees may have an adverse effect on each company separately and consequently the combined business. This uncertainty may impair our and/or Pointer’s ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the pendency of the Merger Transactions, as our and Pointer’s employees may experience uncertainty about their future roles in the combined business.

Additionally, Pointer’s officers and employees may hold ordinary shares and vested options to purchase ordinary shares of Pointer, and, if the Merger Transactions are completed, these officers and employees may be entitled to the merger consideration in respect of such ordinary shares and vested options. Certain officers may also hold options and restricted stock units of Pointer that are subject to accelerated vesting upon completion of the Merger Transactions. These factors, individually or in the aggregate, could make retention of Pointer officers and employees more difficult.

Furthermore, if any of our or Pointer’s key employees depart or are at risk of departing, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become employees of the combined business, we may have to incur significant costs in retaining such individuals or in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent, and the combined company’s ability to realize the anticipated benefits of the Merger Transactions may be materially and adversely affected. No assurance can be given that the combined company will be able to attract or retain key employees to the same extent that we or Pointer has been able to attract or retain employees in the past.

The Investment Agreement limits our ability to pursue alternatives to the Merger Transactions.

The Investment Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The Investment Agreement contains certain provisions that restrict our ability to solicit or facilitate proposals from third parties with respect to transactions involving the financing or sale of the Company, or provide non-public information to, or otherwise participate or engage in discussions or negotiations with, third parties or take certain other actions that would reasonably be expected to lead to a third-party acquisition proposal. Further, there are only limited exceptions to our agreement that our Board of Directors will not change its recommendation in favor of the adoption of the Investment Agreement and certain other stockholder approvals required in connection with the Merger Transactions. However, at any time prior to the receipt of the required stockholder approvals, our Board of Directors may make an adverse recommendation change if it concludes in good faith, based on the advice of our outside financial advisors and outside legal counsel, that the failure to take such action would result in a violation of the fiduciary duties of our Board of Directors under applicable law. Regardless of whether our Board of Directors has made an adverse recommendation change, we may still be compelled to hold a special meeting of our stockholders relating to the Merger Transactions.

While we believe these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing such acquisition, even if such party were prepared to enter into an agreement that may be more favorable to us and/or our stockholders.

We will incur significant transaction and merger-related transition costs in connection with the Merger Transactions. If the Pointer Merger Agreement is terminated, we may, under certain circumstances, be required to pay a termination fee to Pointer.

We expect that we will incur significant, non-recurring costs in connection with consummating the Merger Transactions and integrating the operations of the two companies post-closing. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur significant fees and expenses relating to financing arrangements and legal, accounting and other transaction fees and other costs associated with the Merger Transactions. Some of these costs are payable regardless of whether the Merger Transactions are completed. In addition, we may be required to pay Pointer a termination fee of $2,000,000 if we fail to consummate the Pointer Merger under specified circumstances. Though we continue to assess the magnitude of these costs, additional unanticipated costs may be incurred in the Merger Transactions and the integration of our and Pointer’s businesses.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger Transactions from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger Transactions, then that injunction may delay or prevent the Merger Transactions from being completed, which may adversely affect our or, if the Merger Transactions are completed but delayed, the combined company’s business, financial position and results of operations.

The combined company will be subject to the risks that we face, in addition to the risks faced by Pointer.

Following completion of the Merger Transactions, the combined company will be subject to numerous risks and uncertainties, including the risks that we face and the risks faced by Pointer, which are described in the documents that Pointer has filed with the SEC. If any such risks actually occur, the business, financial condition, results of operations or cash flows of the combined company could be materially adversely affected.

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

Our Keytroller administrative offices and storage space are located in Tampa, Florida. In July 2017, we entered into a lease for this facility, consisting of approximately 5,000 square feet, which expires July 31, 2019. The rent is approximately $3,600 per month. In December 2018, we entered into a new lease for administrative and warehouse space, consisting of approximately 25,000 square feet, which expires February 28, 2026. The rent is approximately $13,000 per month. The new lease commences upon the termination of the existing lease.

In connection with the CarrierWeb Acquisition, we entered into a lease in January 2019 for office space located in Smyrna, Georgia, consisting of approximately 8,800 square feet, which expires January 31, 2020. The rent is approximately $8,400 per month.

We believe that our existing facilities are adequate for our existing needs.

Item 3. Legal Proceedings

In the ordinary course of our business, we are at times subject to various legal proceedings. On June 12, 2017, ACF FinCo I LP (“ACF”) filed a lawsuit against us in the District Court for Dallas County, Texas. The complaint alleges that ACF is the successor-in-interest to McDonald Technologies International Inc. (“MTI”), one of our former suppliers, and alleges one cause of action for breach of a May 2015 Master Services Agreement pursuant to which we purchased certain products manufactured and services rendered by MTI. The complaint seeks approximately $2.0 million in damages for amounts allegedly due by us under this agreement, plus interest and attorney’s fees. On July 7, 2017, we filed our answer denying any liability to ACF and asserting various defenses to ACF’s claims against us. This lawsuit went to trial the week of November 13, 2018 and was settled for approximately $750,000 on November 15, 2018.

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

The graph assumes that $100 was invested in each of the Company’s common stock, the NASDAQ Market Index and the Morningstar Index on December 31, 2013, and that any dividends were reinvested. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	Fiscal Year Ended
COMPANY/INDEX/MARKET	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018

I.D. Systems, Inc.	$100.00	$115.54	$79.45	$93.61	$119.86	$96.55
NASDAQ Market Index	100.00	114.75	122.74	133.62	173.22	168.30
Morningstar Industry Index	100.00	113.03	107.77	116.44	139.18	151.05

Prepared by Zacks Investment Research, Inc.

Index Data: Copyright NASDAQ OMX, Inc. Copyright Morningstar, Inc.

Holders.

As of March 28, 2019, there were 22 holders of record of our common stock.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program and shares withheld for taxes due upon vesting of restricted stock for each month of the quarterly period ended December 31, 2018. As the table indicates, the Company did not make any share repurchases during the quarterly period ended December 31, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2018 - October 31, 2018	-		-	-	$1,660,000
November 1, 2018 - November 30, 2018	-		-	-	1,660,000
December 1, 2018 - December 31, 2018	5,000	(1)	$5.91	-	1,660,000

Total	5,000		$5.91	-	$1,660,000

(1) Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during December 2018.

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the five years ended December 31, 2018 derived from our audited financial statements. You should read the information in the table below together with the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the 2016, 2017 and 2018 fiscal years, and our financial statements and related notes and the other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2015	2016	2017	2018
Statement of Operations Data:
Revenues	$45,633,000	$41,784,000	$36,822,000	$40,958,000	$53,064,000
Cost of revenues	25,627,000	24,761,000	18,528,000	20,031,000	27,266,000

Gross profit	20,006,000	17,023,000	18,294,000	20,927,000	25,798,000
Operating expenses:
Selling, general and administrative expenses	25,094,000	22,041,000	19,427,000	20,480,000	24,671,000
Research and development expenses	6,649,000	5,265,000	5,235,000	4,538,000	6,863,000
Loss on settlement of finance receivable	441,000	-	-	-	-

Loss from operations	(12,178,000)	(10,283,000)	(6,368,000)	(4,091,000)	(5,736,000)
Interest income	595,000	360,000	285,000	253,000	262,000
Interest expense	(29,000)	(18,000)	(293,000)	(342,000)	(173,000)
Other income (loss), net	37,000	(11,000)	6,000	(1,000)	(165,000)

Net loss before income taxes	(11,575,000)	(9,952,000)	(6,370,000)	(4,181,000)	(5,812,000)
Income tax benefit - sale of NJ net operating losses and R&D tax credits	-	-	-	311,000	-

Net loss	$(11,575,000)	$(9,952,000)	$(6,370,000)	$(3,870,000)	$(5,812,000)

Net loss per share - basic and diluted	$(0.96)	$(0.79)	$(0.49)	$(0.26)	$(0.34)

Weighted average common shares outstanding - basic and diluted	12,098,000	12,614,000	12,984,000	14,961,000	17,233,000

Balance Sheet Data (at end of period):

Cash and cash equivalents (including restricted cash)	$6,277,000	$4,793,000	$5,277,000	$5,403,000	$10,466,000

Investments	7,315,000	1,598,000	1,614,000	11,479,000	4,525,000

Total assets	52,486,000	44,428,000	44,246,000	60,932,000	57,803,000

Long term debt	149,000	-	-	-	-

Total stockholders’ equity	27,255,000	20,570,000	16,002,000	32,971,000	31,534,000

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

Overview

I.D. Systems, Inc. (“IDS”, and together with its subsidiaries, “I.D. Systems,” the “Company,” “we,” “our,” or “us”) develops, markets and sells wireless machine-to-machine solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles, such as forklifts and airport ground support equipment; rental vehicles; and transportation assets, such as dry van trailers, refrigerated trailers, railcars and containers. Our patented wireless asset management systems utilize radio frequency identification (RFID), Wi-Fi, satellite or cellular communications, and sensor technology to address the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable our customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, revenue, productivity and efficiency of their operations.

We have focused our business activities on three primary business solutions: (i) Industrial Truck Management Solutions, (ii) Logistics Visibility Solutions, and (iii) Connected Vehicle Solutions. Our solution for industrial truck management allows our customers to reduce operating risks including unsafe activity, facility equipment and goods damage, operational costs and capital expenditures and to comply with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solution for logistics visibility allows our customers to increase revenue per asset deployed, reduce fleet size, and improve the monitoring and control of sensitive cargo. Our solutions for connected vehicles include unique Internet-of-Things (“IoT”) projects similar to projects we have delivered to Avis Budget Group Inc. (“Avis”). These engineering programs help our customers transform their operations. For Avis, our rental fleet management platform assists rental car companies in generating higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improving customer service by expediting the rental and return processes. In addition, our wireless solution for “car sharing” enables rental car companies to establish a network of vehicles positioned strategically around cities or on corporate campuses, control vehicles remotely, manage member reservations by smart phone or Internet, and charge members for vehicle use by the hour.

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

We incurred net losses of approximately $6.4 million, $3.9 million and $5.8 million for the years ended December 31, 2016, 2017 and 2018, respectively, and have incurred additional net losses since inception. As of December 31, 2018, we had cash (including restricted cash), cash equivalents and marketable securities of $15.0 million, working capital of $15.8 million, and an accumulated deficit of $101.2 million. Our primary sources of cash are cash flows from operating activities and our holdings of cash, cash equivalents and investments from the sale of common stock. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

During the year ended December 31, 2018, we generated revenues of $53.1 million with Avis and Wal-Mart Stores, Inc. accounting for 18% and 10% of our revenues, respectively. During the year ended December 31, 2017, we generated revenues of $41.0 million with Wal-Mart Stores, Inc. accounting for 16% of our revenues. During the year ended December 31, 2016, we generated revenues of $36.8 million with Wal-Mart Stores, Inc. accounting for 18% of our revenues.

On March 13, 2019, we entered into an Agreement and Plan of Merger (the “Pointer Merger Agreement”), with PowerFleet, Inc., a wholly-owned subsidiary of the Company (“Parent”), Pointer Telocation Ltd. (“Pointer”), Powerfleet Israel Holding Company Ltd., a wholly-owned subsidiary of Parent (“Pointer Holdco”), and Powerfleet Israel Acquisition Company Ltd., a wholly-owned subsidiary of Pointer Holdco (“Pointer Merger Sub”), pursuant to which Pointer Merger Sub will merge with and into Pointer, with Pointer surviving as a direct, wholly-owned subsidiary of Pointer Holdco (the “Pointer Merger”) in exchange for consideration consisting of cash and shares of common stock of Parent. Also on March 13, 2019, and in connection with the Pointer Merger Agreement, we entered into an Investment and Transaction Agreement (the “Investment Agreement”) with Parent, PowerFleet US Acquisition Inc., a wholly-owned subsidiary of Parent (“IDS Merger Sub”), and ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P., pursuant to which we will reorganize into a new holding company structure by merging IDS Merger Sub with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “IDS Merger”), and pursuant to which Parent will issue and sell in a private placement shares of Parent’s newly created Series A Convertible Preferred Stock, to finance a portion of the cash consideration payable in the Pointer Merger. As a result of the transactions contemplated by the Pointer Merger Agreement and the Investment Agreement (the “Merger Transactions”), we and Pointer will each become wholly-owned subsidiaries of Parent. For further discussion on the Merger Transactions and related transactions, see “Item 1A. Risk Factors,” “Item 8. Financial Statements and Supplementary Data – Note 21 - Subsequent Events.”

On January 30, 2019, we completed the acquisition (the “CarrierWeb Acquisition”) of substantially all of the assets of CarrierWeb, L.L.C. (“CarrierWeb”), an Atlanta-based provider of real-time in-cab mobile communications technology, electronic logging devices, two-way refrigerated command and control, and trailer tracking. The assets we acquired in the CarrierWeb Acquisition will be integrated into our logistics visibility solutions and products. The CarrierWeb Acquisition allows us to offer a full complement of highly-integrated logistics technology solutions to its current customers and prospects and immediately adds more than 70 customers and over 9,000 subscriber units.

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

On July 17, 2017, we closed an underwritten public offering consisting of 2,608,695 shares of common stock at a price per share of $5.75. In addition, the underwriters of the public offering exercised in full their option to purchase an additional 391,304 shares of common stock. Including this option exercise, the aggregate gross proceeds from the offering of a total of 2,999,999 shares of common stock, before deducting discounts and commissions and offering expenses, were approximately $17.3 million. Net proceeds from the public offering were approximately $16.1 million. We used a portion of the net proceeds from the offering to fund the Keytroller Acquisition and the remainder of the net proceeds for general corporate purposes.

In 2018, we improved our next generation vehicle management system on-vehicle platform and improved our product line of over-the-road asset management solutions, as described below:

●	we initiated and largely developed our new line of Logistics Visibility platform products, including a new series of LTE- and Bluetooth-enabled tracking devices; a camera-based, wireless freight monitoring sensor; and several additional Bluetooth-enabled sensors;

●	we completed the development and commercialization of the Unified Telematics Platform for Avis, which is integrated into the Avis connected car rental management system. This is solution includes specialized hardware device, middleware for security and connectivity, cellular network utilization, server-side asset management and monitoring and full application programming interface support into Avis’s rental management system; and

●	we introduced the OC53, a simplified Industrial Truck Management operator control system. This new product utilizes Bluetooth for data communication and a portable tablet and Android App as the software management platform, to create a fully-disconnected, IT-free control and management system, targeted at small customer sites.

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

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our wireless asset management systems, spare parts, or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold. We recognize revenue for remotely hosted SaaS agreements and post-contract maintenance and support agreements beyond our standard warranties over the life of the contract.

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

Our logistics visibility solutions systems (formerly “transportation asset management”) consist of on-asset hardware, communications and SaaS services. The logistics visibility solutions system does not have stand-alone value to the customer separate from the SaaS services provided and, therefore, we consider both hardware and SaaS services a bundled performance obligation. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, ranging from one to five years, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years.

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

We recognize an asset for the incremental costs of obtaining the contract arising from the sales commissions to employees because we expect to recover those costs through future fees from the customers. We amortize the asset over three to five years because the asset relates to the services transferred to the customer during the contract term of three to five years.

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

The allowance for uncollectable minimum lease payments represents our best estimate of the amount of credit losses in the existing notes and sales-type lease receivable. The allowance is determined on an individual note and lease basis if it is probable that the Company will not collect all principal and interest contractually due. We consider our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2016, 2017 and 2018. We do not accrue interest when a note or lease is considered impaired. When the ultimate collectability of the principal balance of the impaired note or lease is in doubt, all cash receipts on impaired notes or leases are applied to reduce the principal amount of such notes/leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Notes and leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. We resume accrual of interest when it is probable that we will collect the remaining principal and interest of an impaired note/lease. Notes and leases become past due based on how recently payments have been received.

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

Stock-Based Compensation

We account for stock-based employee compensation for all share-based payments, including grants of stock options, as an operating expense, based on their fair values on the grant date. The Company recorded stock-based compensation expense of $1,658,000, $2,437,000 and $2,163,000 for the years ended December 31, 2016, 2017 and 2018, respectively.

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

Product Warranties

We generally provide a one-year warranty on our products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

Income taxes

We use the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2017 and 2018, we had a valuation allowance on all of our deferred tax assets.

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

	Year Ended December 31,
	2016	2017	2018
Revenues:
Products	58.0%	57.5%	69.5%
Services	42.0	42.5	30.5
	100.0	100.0	100.0

Cost of revenues:
Cost of products	38.1	32.8	42.7
Cost of services	12.2	16.1	8.7

Total gross profit	49.7	51.1	48.6

Selling, general and administrative expenses	52.8	50.0	46.5
Research and development expenses	14.2	11.1	12.9

Loss from operations	(17.3)	(10.0)	(10.8)
Interest income	0.8	0.6	0.5
Interest expense	(0.8)	(0.8)	(0.3)
Other income (loss), net	-	-	(0.3)

Loss before income taxes	(17.3)	(10.2)	(10.9)
Income tax benefit - sale of NJ R&D tax credits	-	0.8	-

Net loss	(17.3)%	(9.4)%	(10.9)%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2017	2018
Product revenue:
Industrial truck management	$17,481,000	$22,653,000
Logistics visibility	6,028,000	5,753,000
Connected vehicles	43,000	8,491,000
	23,552,000	36,897,000

Services revenue:
Industrial truck management	6,224,000	7,348,000
Logistics visibility	8,252,000	7,733,000
Connected vehicles	2,930,000	1,086,000
	17,406,000	16,167,000

	$40,958,000	$53,064,000

REVENUES. Revenues increased by approximately $12.1 million, or 29.6%, to $53.1 million in 2018 from $41.0 million in 2017. The increase in revenue is attributable to an increase in total industrial truck management revenue of approximately $6.3 million to $30.0 million in 2018 from $23.7 million in 2017 and connected vehicles revenue of approximately $6.6 million to $9.6 million in 2018 from $3.0 million in 2017, partially offset by a decrease in total logistics visibility revenue of approximately $0.8 million to $13.5 million in 2018 from $14.3 million in 2017.

Revenues from products increased by approximately $13.3 million, or 56.7%, to $36.9 million in 2018 from $23.6 million in 2017. Industrial truck management product revenue increased by approximately $5.2 million to $22.7 million in 2018 from $17.5 million in 2017. The increase in industrial truck management product revenue resulted principally from increased product sales of approximately $4.6 million from Keytroller. Connected vehicles product revenue increased to approximately $8.5 million in 2018 for units shipped during 2018 under a statement of work (“SOW#4”) we entered into with Avis Budget Car Rental, LLC (“ABCR”) in March 2017. Logistics visibility product revenue decreased by approximately $0.3 million to $5.8 million in 2018 from $6.0 million in 2017. The decrease in logistics visibility product revenue resulted principally from decreased product revenue of approximately $0.4 million from Wal-Mart Stores, Inc.

Revenues from services decreased by approximately $1.2 million, or 7.1%, to $16.2 million in 2018 from $17.4 million in 2017. Industrial truck management service revenue increased by approximately $1.1 million to $7.3 million in 2018 from $6.2 million in 2017, principally from increased service revenue from the General Motors Company and Toyota Industries Corporation. Connected vehicles service revenue decreased by approximately $1.8 million to $1.1 million in 2018 from $2.9 million in 2017 as the prior year included revenue for SOW#4 development work with ABCR that was not present in the current period. Logistics visibility service revenue decreased by approximately $0.5 million to $7.7 million in 2018 from $8.3 million in 2017 principally due to a decrease in revenue per active units.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2017	2018
Cost of products:
Industrial truck management	$8,576,000	$11,100,000
Logistics visibility	4,831,000	4,767,000
Connected vehicles	46,000	6,771,000
	13,453,000	22,638,000

Cost of services:
Industrial truck management	1,962,000	2,034,000
Logistics visibility	2,350,000	1,974,000
Connected vehicles	2,266,000	620,000
	6,578,000	4,628,000

	$20,031,000	$27,266,000

COST OF REVENUES. Cost of revenues increased by approximately $7.2 million, or 36.1%, to $27.3 million in 2018 from $20.0 million in 2017. Gross profit was $25.8 million in 2017 compared to $20.9 million for the same period in 2017. As a percentage of revenues, gross profit decreased to 48.6% in 2018 from 51.1% in 2017.

Cost of products increased by approximately $9.2 million, or 68.3%, to $22.6 million in 2018 from $13.5 million in in 2017. Gross profit for products was $14.3 million in 2018 compared to $10.1 million in 2017. The increase in product revenue gross profit was attributable to an increase of approximately $2.6 million in the industrial truck management gross profit to $11.6 million in 2018 from $8.9 million in 2017 and an increase in the connected vehicles gross profit to $1.7 million in 2018 from units shipped under SOW#4 with ABCR. The logistics visibility gross profit decreased approximately $0.2 million to $1.0 million in 2018 from $1.2 in 2017. As a percentage of product revenues, gross profit decreased to 38.6% in 2018 from 42.9% in 2017. The decrease in gross profit as a percentage of product revenue was principally due to the connected vehicles gross profit percentage of 20.3% in 2018. The logistics visibility gross profit percentage decreased to 17.1% in 2018 from 19.9% in 2017 principally due to lower hardware unit prices. The industrial truck management gross profit percentage of 51% in 2018 remained generally consistent with the 2017 gross profit percentage.

Cost of services decreased by approximately $2.0 million, or 29.6%, to $4.6 million in 2018 from $6.6 million in 2017. Gross profit for services was $11.5 million in 2018 compared to $10.8 million in 2017. The increase in the service revenue gross profit was attributable to an increase in the industrial truck management gross profit of approximately $1.1 million to $5.3 million in 2018 from $4.3 million in 2017, partially offset by a decrease in the connected vehicles gross profit of approximately $0.2 million to $0.5 million in 2018 from $0.7 million in 2017. The logistics visibility solutions gross profit of approximately $5.8 million in 2018 remained generally consistent with the gross profit of $5.9 million in 2017. As a percentage of service revenues, gross profit increased to 71.4% in 2018 from 62.2% in 2017. The industrial truck management gross profit percentage increased to 72.3% in 2018 from 68.5% in 2017 principally due to an increase in service revenue with fixed costs remaining constant. The logistics visibility solutions profit percentage increased to 74.5% in 2018 from 71.5% in 2017 principally due to lower communication expenses. The connected vehicles service revenue gross profit percentage increased to 42.9% in 2018 from 22.7% in 2017 as the prior year included SOW#4 development work with ABCR that was not present in the current period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $4.2 million, or 20.5%, to $24.7 million in 2018 compared to $20.5 million in 2017. The increase was principally due to approximately $1.7 million in SG&A expenses from Keytroller and increases of approximately $1.0 million in litigation and settlements costs, $0.4 million in acquisition related costs, $0.7 million in foreign currency transaction losses, and $0.5 million in sales and marketing expenses related to the introduction of new products. As a percentage of revenues, SG&A expenses decreased to 46.5% in 2018 from 50.0% in the same period in 2017, primarily due to the increase in revenues from 2017 to 2018.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by approximately $2.3 million, or 51.2%, to $6.9 million in 2018 compared to $4.5 million in 2017 principally due to the 2017 reallocation of internal product development resources to cost of services for the Avis SOW#4 project as well as continued investment in our logistics visibility products. As a percentage of revenues, research and development expenses increased 12.9% in 2018 from 11.1% in the same period in 2017, primarily due to the increase in expenses noted above.

INTEREST EXPENSE. Interest expense decreased by $169,000, or 49.4%, to $173,000 in 2018 from $342,000 in the same period in 2017, principally due to a decrease in the accretion of the contingent consideration.

INCOME TAX BENEFIT. Income tax benefit decreased to $-0- in 2018 from $311,000 in 2017 from the sale of the New Jersey R&D tax credits during 2017.

NET LOSS. Net loss was $5.8 million, or $(0.34) per basic and diluted share, for 2018 as compared to net loss of $3.9 million, or $(0.26) per basic and diluted share, for the same period in 2017. The decrease in the net loss was due primarily to the reasons described above.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth our revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2016	2017
Product revenue:
Industrial truck management	$14,299,000	$17,481,000
Logistics visibility	7,067,000	6,028,000
Connected vehicles	-	43,000
	21,366,000	23,552,000

Services revenue:
Industrial truck management	5,543,000	6,224,000
Logistics visibility	8,771,000	8,252,000
Connected vehicles	1,142,000	2,930,000
	15,456,000	17,406,000

	$36,822,000	$40,958,000

REVENUES. Revenues increased by approximately $4.1 million, or 11.2%, to $41.0 million in 2017 from $36.8 million in 2016. The increase in revenue is attributable to an increase in total industrial truck management revenue of approximately $3.9 million to $23.7 million in 2017 from $19.8 million in 2016 and connected vehicles revenue of approximately $1.8 million to $3.0 million in 2017 from $1.1 million in 2016, partially offset by a decrease in total logistics visibility revenue of approximately $1.6 million to $14.3 million in 2017 from $15.8 million in 2016.

Revenues from products increased by approximately $2.2 million, or 10.2%, to $23.6 million in 2017 from $21.4 million in 2016. Industrial truck management increased by approximately $3.2 million to $17.5 million in 2017 from $14.3 million in 2016. The increase in industrial truck management product revenue resulted principally from increased product sales of approximately $3.5 million in product sales from Keytroller. Logistics visibility product revenue decreased by approximately $1.0 million to $6.0 million in 2017 from $7.1 million in 2016. The decrease in logistics visibility product revenue resulted principally from decreased spare parts sales.

Revenues from services increased by approximately $2.0 million, or 12.6%, to $17.4 million in 2017 from $15.5 million in 2016. Industrial truck management increased by approximately $0.7 million to $6.2 million in 2017 from $5.5 million in 2016and connected vehicles service revenue increased by approximately $1.8 million to $2.9 million in 2017 from $1.1 million in 2016, principally due to increased service revenue pursuant to a statement of work (“SOW#4”) we entered into with Avis Budget Car Rental, LLC (“ABCR”) in March 2017. Logistics visibility service revenue decreased by approximately $0.5 million to $8.3 million in 2017 from $8.8 million in 2016 principally due to a decrease in revenue per active units.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Year Ended
	December 31,
	2016	2017
Cost of products:
Industrial truck management	$8,541,000	$8,576,000
Logistics visibility	5,495,000	4,831,000
Connected vehicles		46,000
	14,036,000	13,453,000

Cost of services:
Industrial truck management	1,778,000	1,962,000
Logistics visibility	2,542,000	2,350,000
Connected vehicles	172,000	2,266,000
	4,492,000	6,578,000

	$18,528,000	$20,031,000

COST OF REVENUES. Cost of revenues increased by approximately $1.5 million, or 8.1%, to $20.0 million in 2017 from $18.5 million for the same period in 2016. Gross profit was $20.9 million in 2017 compared to $18.3 million for the same period in 2016. As a percentage of revenues, gross profit increased to 51.1% in 2017 from 49.7% in 2016.

Cost of products decreased by approximately $0.6 million, or 4.2%, to $13.5 million in 2017 from $14.0 million in the same period in 2016. Gross profit for products was $10.1 million in 2017 compared to $7.3 million in 2016. The increase in gross profit was attributable to an increase of approximately $3.1 million in the industrial truck management gross profit to $8.9 million in 2017 from $5.8 million in 2016. The logistics visibility gross profit decreased approximately $0.4 million to $1.2 million in 2017 from $1.6 in 2016. As a percentage of product revenues, gross profit increased to 42.9% in 2017 from 34.3% in 2016. The increase in gross profit as a percentage of product revenue was due to an increase in the industrial truck management gross profit percentage to 50.9% in 2017 from 40.3% in 2016, which was principally due to improved customer pricing. The logistics visibility product revenue gross profit percentage decreased to 19.9% in 2017 from 22.2% in 2016 principally due to an increase in warranty expense.

Cost of services increased by approximately $2.1 million, or 46.4%, to $6.6 million in 2017 from $4.5 million in 2016. Gross profit for services was $10.8 million in 2017 compared to $11.0 million in 2016. The decrease in gross profit was attributable to a decrease in the logistics visibility gross profit of approximately $0.3 million to $5.9 million in 2017 from $6.2 million in 2016 and a decrease in the connected vehicles gross profit of approximately $0.3 million to $0.7 million in 2017 from $1.0 million in 2016, partially offset by increase of approximately $0.5 million in the industrial truck management gross profit to $4.3 million in 2017 from $3.8 million in 2016. As a percentage of service revenues, gross profit decreased to 62.2% in 2017 from 70.9% in 2016. The decrease in gross profit as a percentage of service revenue was principally due to a decrease in the connected vehicles management gross profit percentage to 22.7% in 2017 from 84.9% in 2016 principally due to a lower gross margin on the development project portion of the SOW#4 we entered into with Avis. The logistics visibility gross profit percentage of 71.5% in 2017 remained generally consistent with the gross profit percentage of 71.0% in 2016.The industrial truck management gross profit percentage of 68.5% in 2017 remained generally consistent with the gross profit percentage of 67.9% in 2016.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by approximately $1.1 million, or 5.4% to $20.5 million in 2017 compared to $19.4 million in the same period in 2016. The increase was principally due to approximately $1.0 million in in SG&A expenses from Keytroller, $0.7 million increase in stock-based compensation and $0.4 in acquisition related fees, partially offset by a $0.7 million decrease in severance costs and $0.8 million decrease in foreign currency transaction losses. As a percentage of revenues, SG&A expenses decreased to 50.0% in 2017 from 52.8% in the same period in 2016, primarily due to the increase in revenues from 2016 to 2017.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by approximately $0.7 million, or 13.3%, to $4.5 million in 2017 compared to $5.2 million in the same period in 2016 principally due to a reallocation of internal product development resources to cost of services for the Avis SOW#4 project. As a percentage of revenues, research and development expenses decreased to 11.1% in 2017 from 14.2% in the same period in 2016, primarily due to the decrease in expenses noted above and the increase in revenue from 2016 to 2017.

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

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of December 31, 2018, we had cash (including restricted cash), cash equivalents and marketable securities of $15.0 million and working capital of $15.8 million, compared to cash, cash equivalents and marketable securities of $16.9 million and working capital of $10.1 million as of December 31, 2017.

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

On July 17, 2017, we closed an underwritten public offering consisting of 2,608,695 shares of common stock at a price per share of $5.75. In addition, the underwriters of the public offering exercised in full their option to purchase an additional 391,304 shares of common stock. Including this option exercise, the aggregate gross proceeds from the offering of a total of 2,999,999 shares of common stock, before deducting discounts and commissions and offering expenses, were approximately $17.3 million. Net proceeds from the public offering were approximately $16.1 million. We used approximately $7.1 million of the net proceeds from the offering to fund the Keytroller Acquisition and the remainder of the net proceeds for general corporate purposes.

On March 13, 2019, we entered into the Investment Agreement, pursuant to which, upon consummation of the transactions described therein, Parent will issue and sell in a private placement shares of Parent’s newly created Series A Convertible Preferred Stock for an aggregate purchase price of $50 million. The net proceeds received from such sale will be used to finance a portion of the cash consideration payable in the Pointer Merger.

Also, on March 13, 2019, we entered into a commitment letter with Bank Hapoalim B.M. providing for two five-year senior secured term loan facilities to Pointer Holdco in an aggregate principal amount of $30 million and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10 million. The term loan facilities will be used to finance a portion of the cash consideration payable in the Pointer Merger and the revolving credit facility will be used by Pointer for general working capital purposes, or, at Pointer’s discretion, to finance a portion of the cash consideration payable in the Pointer Merger. The term loan facilities and the revolving credit facility are subject to customary closing conditions. No amounts will be borrowed under either the term loan facilities or the revolving credit facility prior to the closing of the pending Merger Transactions.

Capital Requirements

As of December 31, 2018, we had cash (including restricted cash), cash equivalents and marketable securities of $15.0 million and working capital of $15.8 million. Our primary sources of cash are cash flows from operating activities and our holdings of cash, cash equivalents and investments from the sale of common stock. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least March 31, 2020.

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

Operating Activities

Net cash used in operating activities was $1.7 million for the year ended December 31, 2018, compared to net cash provided by operating activities of $3.9 million for the same period in 2017. The net cash provided by operating activities for the year ended December 31, 2018 reflects a net loss of $5.8 million and includes non-cash charges of $2.2 million for stock-based compensation and $1.6 million for depreciation and amortization expense. Changes in working capital items included:

●	an increase in accounts receivable of $0.6 million;

●	a decrease in financing receivables of $0.6 million;

●	an increase in deferred costs of $0.5 million; and

●	an increase in accounts payable and accrued expenses of $0.6 million.

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

Investing Activities

Net cash provided by investing activities was $6.6 million for the year ended December 31, 2018, compared to net cash used in investing activities of $17.7 million for the same period in 2017. The change from the same period in 2017 was primarily due to approximately $7.4 million used for the Keytroller Acquisition in 2017 and net proceeds from the sale of investment of approximately $6.8 million in 2018 versus net investment purchases of approximately $10.0 million in 2017.

Net cash used in investing activities was $17.7 million for the year ended December 31, 2017, compared to net cash used in investing activities of $0.5 million for the same period in 2016. The change from the same period in 2016 was primarily due to approximately $7.4 million used for the Keytroller Acquisition and net investment purchases of approximately $10.0 million in 2017.

Financing Activities

Net cash provided by financing activities was $69,000 for the year ended December 31, 2018, compared to net cash provided by financing activities of $14.3 million for the same period in 2017. The change from the same period in 2017 was primarily due to net proceeds from a public offering of approximately $16.1 million in 2017 and net repayments of $3.0 million of the revolving credit facility in 2017.

Net cash provided by financing activities was $14.3 million for the year ended December 31, 2017, compared to net cash provided by financing activities of $3.1 million for the same period in 2016. The change from the same period in 2016 was primarily due to net proceeds from a public offering of approximately $16.1 million, an increase in proceeds from the exercise of stock options of $1.2 million, partially offset by net repayments of $3.0 million of the revolving credit facility.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2018:

	Payment due by Period
		Less than			After 5
	Total	one year	1 to 3 years	3 to 5 years	Years

Operating leases	$3,655,000	$1,103,000	$1,753,000	$799,000	$-

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

On January 30, 2019, we completed the CarrierWeb Acquisition. The assets we acquired in the CarrierWeb Acquisition will be integrated into our logistics visibility solutions and products. The CarrierWeb Acquisition allows us to offer a full complement of highly-integrated logistics technology solutions to its current customers and prospects and immediately adds more than 70 customers and 9,000 subscriber units.

On March 13, 2019, we entered into the Pointer Merger Agreement and the Investment Agreement. If the pending Merger Transactions contemplated by such agreements are consummated, we and Pointer will each become wholly-owned subsidiaries of a new holding company. For further discussion on the Merger Transactions and related transactions, see “Item 1A. Risk Factors,” “Item 8. Financial Statements and Supplementary Data – Note 21 - Subsequent Events.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

In August 2018, the SEC issued a final rule that amends certain of the SEC’s disclosure requirements, including requirements relating to disclosures about changes in stockholders’ equity. For Quarterly Reports on Form 10-Q, the final rule extends to interim periods the annual requirement in Rule 3-04 of Regulation S-X, to disclose (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares (as opposed to common stock only, as previously required). Pursuant to the final rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for “the current and comparative year-to-date [interim] periods, with subtotals for each interim period,” i.e., a reconciliation covering each period for which an income statement is presented. Rule 3-04 of Regulation S-X permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule is effective for all filings made on or after November 5, 2018. SEC staff has indicated it would not object if a registrant’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. Therefore, the Company expects to conform to this rule in its Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. Inasmuch as the Company has not paid dividends, the Company believes that the final rule will not have a material effect on its consolidated financial statements and disclosures.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting”. This guidance aligns the accounting for share-based payment transactions with non-employees to accounting for share-based payment transactions with employees. Companies are required to record a cumulative-effect adjustment (net of tax) to retained earnings as of the beginning of the fiscal year of the adoption. Upon transition, non-employee awards are required to be measured at fair value as of the adoption date. This standard will be effective for fiscal years beginning December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)”. The objective of the ASU is to allow a reclassification from accumulated comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company will adopt the new standard on January 1, 2019 and use the effective date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of expedients”, which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification and initial direct costs. The Company does not expect to elect the use-of hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for the Company’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also expects to elect the practical expedient to not separate lease and non-lease components for all of its leases other than leases of real estate. The Company expects the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for real estate operating leases. The Company is currently in the process of evaluating the impact of ASU 2016-02 on the Company’s outstanding leases and expects that as a result of the adoption of this guidance that it will record right-of-use assets and lease liabilities totaling approximately $2.8 million to $3.2 million primarily related to its real estate operating leases. The Company also expects that the adoption of this guidance will result in additional lease-related disclosures in the footnotes to its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, we adopted Topic 606 and all related amendments (“new revenue standard”) to those contracts which were not completed as of January 1, 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. There was no adjustment to the opening balance of retained earnings due to the cumulative effect of initially applying the new revenue standard determined to be immaterial.

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

For the years ended December 31, 2016, 2017 and 2018 revenues denominated in foreign currencies were approximately 5.8%, 4.7% and 2.7%, respectively. Cumulative foreign currency translation gains (losses) of 408,000, $(473,000) and $77,000 related to the Company’s German and United Kingdom subsidiaries is included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at December 31, 2016, 2017 and 2018, respectively. The aggregate foreign currency transaction exchange rate losses included in loss before income taxes were $(437,000), $456,000 and $(214,000) for the years ended December 31, 2016, 2017 and 2018, respectively.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. We also are subject to market risks from changes in equity prices of equity securities we hold in our investment portfolio, which risks currently are immaterial to us. As of December 31, 2018, we had cash (including restricted cash), cash equivalents and investments of $15.0 million.

As of December 31, 2018, the carrying value of our cash and cash equivalents approximated fair value. Changes in interest rates affect the interest earned on the Company’s cash, cash equivalents and marketable securities and the fair value of those securities, We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our cash and cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets deteriorate.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

I.D. Systems, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of I.D. Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2018, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in three-year period ended December 31, 2018, and the related notes and financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2018, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP
Iselin, New Jersey
April 1, 2019

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2017	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,097,000	$10,159,000
Restricted cash	306,000	307,000
Investments - short term	1,201,000	394,000
Accounts receivable, net of allowance for doubtful accounts of $87,000 and $67,000 in 2017 and 2018, respectively	8,746,000	9,247,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2017 and 2018	1,295,000	1,036,000
Inventory, net	4,586,000	4,649,000
Deferred costs - current	4,296,000	3,660,000
Prepaid expenses and other current assets	3,627,000	3,208,000

Total current assets	29,154,000	32,660,000

Investments - long term	10,278,000	4,131,000
Financing receivables - less current portion	1,557,000	1,254,000
Deferred costs - less current portion	4,302,000	5,409,000
Fixed assets, net	2,747,000	2,149,000
Goodwill	7,318,000	7,318,000
Intangible assets, net	5,417,000	4,705,000
Other assets	159,000	177,000
	$60,932,000	$57,803,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$7,440,000	$8,027,000
Deferred revenue - current	9,711,000	7,902,000
Acquisition related contingent consideration and payable - current	1,923,000	946,000

Total current liabilities	19,074,000	16,875,000

Deferred revenue - less current portion	7,738,000	9,186,000
Acquisition related contingent consideration - less current portion	854,000	-
Deferred rent	295,000	208,000

	27,961,000	26,269,000
Commitments and Contingencies (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 18,327,000 and 19,178,000 shares issued at December 31, 2017 and 2018, respectively; shares outstanding, 17,440,000 and 18,166,000 at December 31, 2017 and 2018, respectively	183,000	192,000
Additional paid-in capital	133,569,000	138,693,000
Accumulated deficit	(95,368,000)	(101,180,000)
Accumulated other comprehensive loss	(578,000)	(435,000)
Treasury stock; 887,000 and 1,012,000 common shares at cost at December 31, 2017 and 2018, respectively	(4,835,000)	(5,736,000)

Total stockholders’ equity	32,971,000	31,534,000
Total liabilities and stockholders’ equity	$60,932,000	$57,803,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2017	2018

Revenues:
Products	$21,366,000	$23,552,000	$36,897,000
Services	15,456,000	17,406,000	16,167,000

	36,822,000	40,958,000	53,064,000
Cost of Revenues:
Cost of products	14,036,000	13,453,000	22,638,000
Cost of services	4,492,000	6,578,000	4,628,000

	18,528,000	20,031,000	27,266,000

Gross Profit	18,294,000	20,927,000	25,798,000

Operating expenses:
Selling, general and administrative expenses	19,427,000	20,480,000	24,671,000
Research and development expenses	5,235,000	4,538,000	6,863,000

	24,662,000	25,018,000	31,534,000

Loss from operations	(6,368,000)	(4,091,000)	(5,736,000)
Interest income	285,000	253,000	262,000
Interest expense	(293,000)	(342,000)	(173,000)
Other (expense) income, net	6,000	(1,000)	(165,000)

Net loss before income taxes	(6,370,000)	(4,181,000)	(5,812,000)

Income tax benefit - sale of NJ R&D tax credits	-	311,000	-

Net loss	$(6,370,000)	$(3,870,000)	$(5,812,000)

Net loss per share - basic and diluted	$(0.49)	$(0.26)	$(0.34)

Weighted average common shares outstanding - basic and diluted	12,984,000	14,961,000	17,233,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2016	2017	2018

Net loss	$(6,370,000)	$(3,870,000)	$(5,812,000)

Other comprehensive (loss) income, net:

Unrealized (loss) gain on investments, net	(5,000)	(103,000)	(98,000)
Reclassification of net realized investment (gains) losses included in net loss	(6,000)	1,000	164,000
Foreign currency translation adjustment	408,000	(373,000)	77,000

Total other comprehensive income (loss), net	397,000	(475,000)	143,000

Comprehensive loss	$(5,973,000)	$(4,345,000)	$(5,669,000)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity

Balance at January 1, 2016	14,211,000	$129,000	$110,116,000	$(85,128,000)	$(500,000)	$(4,047,000)	$20,570,000

Net loss	-	-	-	(6,370,000)	-	-	(6,370,000)
Foreign currency translation adjustment	-	-	-	-	408,000	-	408,000
Unrealized loss on investments, net of realized amounts	-	-	-	-	(11,000)	-	(11,000)
Shares issued pursuant to exercise of stock options	20,000	-	70,000	-	-	-	70,000
Issuance of restricted stock	566,000	-	-	-	-	-	-
Forfeiture of restricted shares	(219,000)	-	-	-	-	-	-
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(323,000)	(323,000)
Stock based compensation - restricted stock	-	-	908,000	-	-	-	908,000
Stock based compensation - options and performance shares	-	-	750,000	-	-	-	750,000

Balance at December 31, 2016	14,578,000	$129,000	$111,844,000	$(91,498,000)	$(103,000)	$(4,370,000)	$16,002,000

Net loss	-	-	-	(3,870,000)	-	-	(3,870,000)
Foreign currency translation adjustment	-	-	-	-	(373,000)	-	(373,000)
Unrealized loss on investments, net of realized amounts	-	-	-	-	(102,000)	-	(102,000)
Shares issued pursuant to exercise of stock options	271,000	3,000	1,274,000	-	-	-	1,277,000
Shares issued pursuant to an underwritten public offering, net of issuance costs of $1,200,000	3,000,000	30,000	16,035,000				16,065,000
Shares issued pursuant to Keytroller acquisition	296,000	3,000	1,997,000				2,000,000
Issuance of restricted stock	240,000	19,000	(19,000)	-	-	-	-
Forfeiture of restricted shares	(58,000)	(1,000)	1,000	-	-	-	-
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(465,000)	(465,000)
Stock based compensation - restricted stock	-	-	1,682,000	-	-	-	1,682,000
Stock based compensation - options and performance shares	-	-	755,000	-	-	-	755,000

Balance at December 31, 2017	18,327,000	$183,000	$133,569,000	$(95,368,000)	$(578,000)	$(4,835,000)	$32,971,000
Net loss	-	-	-	(5,812,000)	-	-	(5,812,000)
Foreign currency translation adjustment	-	-	-	-	77,000	-	-77,000
Reclassification of realized losses on investments, net of unrealized amounts	-	-	-	-	66,000	-	66,000
Shares issued relating to acquisition contingent consideration	296,000	3,000	1,997,000	-	-	-	2,000,000
Issuance of restricted stock	434,000	4,000	(4,000)	-	-	-	-
Forfeiture of restricted shares	(48,000)	-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	169,000	2,000	968,000				970,000
Shares repurchased pursuant to vesting of restricted stock	-		-	-	-	(652,000)	(652,000)
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(249,000)	(249,000)
Stock based compensation - restricted stock	-	-	1,803,000	-	-	-	1,803,000
Stock based compensation - options and performance shares	-	-	360,000	-	-	-	360,000
Balance at December 31, 2018	19,178,000	$192,000	$138,693,000	$(101,180,000)	$(435,000)	$(5,736,000)	$31,534,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2017	2018

Cash flows from operating activities (net of net assets acquired):
Net loss	$(6,370,000)	$(3,870,000)	$(5,812,000)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Inventory reserve	205,000	313,000	321,000
Stock based compensation expense	1,658,000	2,437,000	2,163,000
Depreciation and amortization	685,000	1,132,000	1,561,000
Bad debt expense	117,000	115,000	31,000
Change in contingent consideration	-	94,000	169,000
Other non-cash items	2,000	(69,000)	85,000
Changes in:
Accounts receivable	1,174,000	1,597,000	(554,000)
Financing receivables	832,000	1,344,000	562,000
Inventory	3,027,000	87,000	(384,000)
Prepaid expenses and other assets	(1,120,000)	(138,000)	401,000
Deferred costs	(3,758,000)	1,790,000	(471,000)
Deferred revenue	2,939,000	186,000	(361,000)
Accounts payable and accrued expenses	(1,874,000)	(1,099,000)	587,000

Net cash (used in) provided by operating activities	(2,483,000)	3,919,000	(1,702,000)

Cash flows from investing activities:
Acquisition	-	(7,373,000)	-
Capital expenditures	(505,000)	(386,000)	(251,000)
Purchases of investments	(956,000)	(11,083,000)	(3,235,000)
Proceeds from the sale and maturities of investments	932,000	1,113,000	10,082,000

Net cash (used in) provided by investing activities	(529,000)	(17,729,000)	6,596,000

Cash flows from financing activities:
Net proceeds from underwritten public offering		16,065,000	-
Borrowings under revolving credit facility	14,650,000	11,655,000	-
Repayments under revolving credit facility	(11,657,000)	(14,648,000)	-
Proceeds from exercise of stock options	70,000	1,277,000	721,000
Common stock repurchased	-	-	(652,000)

Net cash provided by financing activities	3,063,000	14,349,000	69,000

Effect of foreign exchange rate changes on cash and cash equivalents	433,000	(413,000)	100,000
Net increase in cash, cash equivalents and restricted cash	484,000	126,000	5,063,000
Cash, cash equivalents and restricted cash - beginning of period	4,793,000	5,277,000	5,403,000

Cash, cash equivalents and restricted cash - end of period	$5,277,000	$5,403,000	$10,466,000

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$4,489,000	$4,972,000	$5,097,000
Restricted cash	304,000	305,000	306,000
Cash, cash equivalents, and restricted cash, beginning of period	$4,793,000	$5,277,000	$5,403,000

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$4,972,000	$5,097,000	$10,159,000
Restricted cash	305,000	306,000	307,000
Cash, cash equivalents, and restricted cash, end of period	$5,277,000	$5,403,000	$10,466,000

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-	-
Interest	$175,000	$130,000	-

Non-cash investing and financing activities:
Unrealized (loss) gain on investments	$(11,000)	$(102,000)	$66,000
Shares withheld pursuant to stock issuance	$323,000	$465,000	$249,000
Value of shares issued relating to acquisition contingent consideration			$2,000,000
Value of shares issued pursuant to acquisition		$2,000,000	-
Contingent consideration relating to acquisition		$2,683,000	-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.D. SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2018

NOTE 1 - DESCRIPTION OF BUSINESS AND LIQUIDITY

I.D. Systems, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our” or “us”) develop, market and sell wireless machine-to-machine solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles such as forklifts and airport ground support equipment, rental vehicles and transportation assets, such as dry van trailers, refrigerated trailers, railcars and containers. The Company’s patented wireless asset management systems utilize radio frequency identification (RFID), Wi-Fi, Bluetooth, satellite or cellular communications, and sensor technology and software to address the needs of organizations to control, track, monitor and analyze their assets. Our cloud-based analytics software application for both industrial trucks and logistics assets is designed to provide a single, integrated view of asset activity across multiple locations, generating enterprise-wide benchmarks and peer-industry comparisons to provide an even deeper layer of insights into asset operations. Analytics determines key performance indicators relating to the performance of managed assets. The Company’s solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, revenue, productivity and efficiency of their operations. The Company outsources its hardware manufacturing operations to contract manufacturers.

I.D. Systems, Inc. was incorporated in Delaware in 1993 and commenced operations in January 1994.

Liquidity

On July 17, 2017, the Company closed an underwritten public offering consisting of 2,608,695 shares of common stock at a price per share of $5.75. In addition, the underwriters of the public offering exercised in full their option to purchase an additional 391,304 shares of common stock. Including this option exercise, the aggregate gross proceeds from the offering of a total of 2,999,999 shares of common stock, before deducting discounts and commissions and offering expenses, were approximately $17.3 million. Net proceeds from the public offering were approximately $16.1 million. The Company used a portion of the net proceeds from the offering to fund the Keytroller Acquisition (as defined below) and the remainder of the net proceeds for general corporate purposes.

As of December 31, 2018, we had cash (including restricted cash), cash equivalents and marketable securities of $15.0 million and working capital of $15.8 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash, cash equivalents and investments from the sale of common stock. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least March 31, 2020.

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

Restricted cash at December 31, 2017 and 2018 consists of cash held in escrow for purchases from a vendor.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable balances. In establishing the required allowance, management considers our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are net of an allowance for doubtful accounts in the amount of $87,000 and $67,000 in 2017 and 2018, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

[F]	Financing receivables:

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

The allowance for uncollectable minimum lease payments represents the Company’s best estimate of the amount of credit losses in the Company’s existing notes and sales-type lease receivable. The allowance is determined on an individual lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers our customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. There were no impairment losses recognized for the years ended December 31, 2016, 2017 and 2018. The Company does not accrue interest when a lease is considered impaired. When the ultimate collectability of the principal balance of the impaired lease is in doubt, all cash receipts on impaired lease are applied to reduce the principal amount of such lease until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest when it is probable that the Company will collect the remaining principal and interest of an impaired lease. Leases become past due based on how recently payments have been received.

[G]	Revenue recognition:

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

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our wireless asset management systems, spare parts, or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold (see Note 13). We recognize revenue for remotely hosted SaaS agreements and post-contract maintenance and support agreements beyond our standard warranties over the life of the contract.

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

Our logistics visibility solutions systems (formerly “transportation asset management”) consist of on-asset hardware, communications and SaaS services. The logistics visibility solutions system does not have stand-alone value to the customer separate from the SaaS services provided and, therefore, we consider both hardware and SaaS services a bundled performance obligation. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. Deferred revenue and cost are recognized over the service contract life, ranging from one to five years, beginning at the time that a customer acknowledges acceptance of the equipment and service. The customer service contracts typically range from one to five years.

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

The Company recognizes an asset for the incremental costs of obtaining the contract arising from the sales commissions to employees because the Company expects to recover those costs through future fees from the customers. The Company amortizes the asset over three to five years because the asset relates to the services transferred to the customer during the contract term of three to five years.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the Consolidated Statements of Operations.

[H]	Deferred costs:

Deferred product costs consist of logistics visibility solutions equipment costs deferred in accordance with our revenue recognition policy. The Company will continue to evaluate the realizability of the carrying amount of the deferred contract costs on a quarterly basis. To the extent the carrying value of the deferred contract costs exceed the contract revenue, an impairment loss will be recognized.

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

[L]	Business Combinations:

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade name, patents, customer relationships and other intangible assets. The Company tests goodwill and other intangible assets annually, or when a triggering event occurs between annual impairment tests, to determine if impairment exists and if the use of indefinite lives is currently applicable. For purposes of the goodwill impairment test, the Company’s product lines are aggregated within one reporting unit. For the years ended December 31, 2016, 2017 and 2018, the Company has not incurred an impairment charge.

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

[M]	Product warranties:

The Company typically provides a one-year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[N]	Research and development:

Research and development costs are charged to expense as incurred and consists primarily of salaries and related expenses, supplies and contractor costs. Research and development costs were $5,235,000, $4,538,000 and $6,863,000 in 2016, 2017 and 2018, respectively.

[O]	Patent costs:

Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[P]	Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. The Company did not make any contributions to the plan during the years ended December 31, 2016, 2017 and 2018.

[Q]	Rent expense:

Expense related to the Company’s facilities leases is recorded on a straight-line basis over the respective lease terms. The difference between rent expense incurred and the amounts required to be paid in accordance with the lease term is recorded as deferred rent and is amortized over the lease term.

[R]	Stock-based compensation:

The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on grant date. The Company recorded stock-based compensation expense of $1,658,000, $2,437,000 and $2,163,000 for the years ended December 31, 2016, 2017 and 2018, respectively.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended December 31, 2016, 2017 and 2018, there was no such interest or penalty.

The Company files federal income tax returns and separate income tax returns in various states. For federal and certain states, the 2015 through 2018 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For certain other states, the 2014 through 2018 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

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

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2016, 2017 and 2018 amounted to $510,000, $538,000 and $996,000, respectively.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company will adopt the new standard on January 1, 2019 and use the effective date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of expedients”, which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification and initial direct costs. The Company does not expect to elect the use-of hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for the Company’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also expects to elect the practical expedient to not separate lease and non-lease components for all of its leases other than leases of real estate. The Company expects the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for real estate operating leases. The Company is currently in the process of evaluating the impact of ASU 2016-02 on the Company’s outstanding leases and expects that as a result of the adoption of this guidance that it will record right-of-use assets and lease liabilities totaling approximately $2.8 million to $3.2 million primarily related to its real estate operating leases. The Company also expects that the adoption of this guidance will result in additional lease-related disclosures in the footnotes to its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, we adopted Topic 606 and all related amendments (“new revenue standard”) to those contracts which were not completed as of January 1, 2018 using the modified retrospective method. The comparative information was not been restated and continues to be reported under the accounting standards in effect for those periods. There was no adjustment to the opening balance of retained earnings due to the cumulative effect of initially applying the new revenue standard determined to be immaterial.

[X]	Reclassifications:

Certain amounts included in selling, general and administrative expenses in the prior years’ consolidated financial statements have been reclassified to research and development expenses to conform to the current period presentation for comparative purposes. In addition, the reconciliation of cash and restricted cash in the consolidated statement of cash flows has been included for the prior years.

NOTE 3 - INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, corporate bonds and commercial paper which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of December 31, 2017 and 2018, all of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the years ended December 31, 2016, 2017 and 2018, the Company reported unrealized losses, net of realized amounts, of $(5,000), $(103,000) and $(98,000), respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year. All other securities are classified as long-term.

The following table summarizes the estimated fair value of investment securities designated as available for sale, classified by the contractual maturity date of the security as of December 31, 2018:

Fair Value

Due within one year	$394,000
Due one year through three years	1,501,000
Due after three years	2,630,000

$4,525,000

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security type at December 31, 2018 and 2017 were as follows:

		Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gain	Loss	Value
Investments - short term
U.S. Treasury Notes	$302,000	$1,000	-	$303,000
Corporate bonds and commercial paper	91,000	-	-	91,000
Total investments - short term	393,000	1,000		394,000

Investments - long term
U.S. Treasury Notes	1,569,000	-	(2,000)	1,567,000
Government agency bonds	1,548,000	-	(23,000)	1,525,000
Corporate bonds	1,062,000	-	(23,000)	1,039,000

Total investments - long term	4,179,000	-	(48,000)	4,131,000

Total investments - available for sale	$4,572,000	$1,000	$(48,000)	$4,525,000

		Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gain	Loss	Value
Investments - short term
U.S. Treasury Notes	$1,066,000	-	(1,000)	$1,065,000
Corporate bonds and commercial paper	136,000	-	-	136,000
Total investments - short term	1,202,000	-	(1,000)	1,201,000

Investments - long term
U.S. Treasury Notes	3,367,000	-	(37,000)	3,330,000
Government agency bonds	4,279,000	-	(40,000)	4,239,000
Corporate bonds	2,744,000	-	(35,000)	2,709,000

Total investments - long term	10,390,000	-	(112,000)	10,278,000

Total investments - available for sale	$11,592,000	$-	$(113,000)	$11,479,000

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

At December 31, 2017 and 2018, the Company’s investments described above are classified as Level 1 for fair value measurement.

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

The following table presents our revenues disaggregated by revenue source for the years ended December 31, 2016, 2017 and 2018.

	Year Ended December 31,
	2016	2017	2018

Industrial truck management
Products	$14,299,000	$17,481,000	$22,653,000
Services	5,543,000	6,224,000	7,348,000

	19,842,000	23,705,000	30,001,000

	Year Ended December 31,
	2016	2017	2018

Connected vehicles
Products	$-	$43,000	$8,491,000
Services	1,142,000	2,930,000	1,086,000

	1,142,000	2,973,000	9,577,000

	Year Ended December 31,
	2016	2017	2018

Logistics visibility solutions
Products	$7,067,000	$6,028,000	$5,753,000
Services	8,771,000	8,252,000	7,733,000

	15,838,000	14,280,000	13,486,000

The balances of contract assets, and contract liabilities from contracts with customers as of December 31, 2017 and 2018 are as follows:

	December 31,
	2017	2018

Current assets:
Deferred sales commissions to employees	$-	$585,000
Deferred costs	$8,598,000	$9,069,000

Current liabilities:
Deferred revenue -other (1)	$2,589,000	$305,000
Deferred maintenance and SaaS revenue (1)	3,296,000	4,607,000
Deferred logistics visibility solutions product revenue (1)	11,564,000	12,176,000

	17,449,000	17,088,000
Less: Current portion	9,711,000	7,902,000

Deferred revenue - less current portion	$7,738,000	$9,186,000

(1)	We record deferred revenues when cash payments are received or due in advance of our performance. For the years ended December 31, 2017 and 2018, the Company recognized revenue of 10,751,000 and $11,813,000, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue before year 2023, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers. We do not separately account for activation fees since no good or service is transferred to the customer. Therefore, the activation fee is included in the transaction price and allocated to the performance obligations in the contract and deferred/amortized over the life of the contract.

Development projects with Avis Budget Car Rental, LLC

In April 2015, we entered into a development project with Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group Inc. (“Avis”), that included certain contractual milestones. This development project was completed during 2016 and the Company recognized milestone revenue of $255,000 for the year ended December 31, 2016 from the completion of milestones in accordance with the milestone method of revenue recognition. Milestone payments are recognized as revenue upon achievement of the milestone only if the following conditions are met: (i) there is substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; (ii) the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; (iii) the milestone relates solely to past performance; and (iv) be reasonable in relation to the effort expended to achieve the milestone.

On March 18, 2017 (the “SOW#4 Effective Date”), the Company entered into a statement of work (the “SOW#4”) with ABCR for 50,000 units of the Company’s cellular-enabled rental fleet car management system (the “System”) and maintenance and support of the System (“Maintenance Services”) for sixty months from installation of the equipment for the consideration of approximately $21,270,000. ABCR has an option to purchase additional units and has the option to renew the Maintenance Services period for an additional twelve months upon its expiry, and then after such 12-month period, ABCR can purchase additional Maintenance Services on a month-to-month basis (during which ABCR can terminate the Maintenance Services) for up to forty-eight additional months.

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

The Company received an upfront payment of $3,290,000, consisting of a $2,000,000 initial payment for the units to be delivered, $902,000 for development of additional system enhancements and $388,000 for production readiness development. The upfront payment for the units is included in current deferred revenue at December 31, 2017. In September 2017, the Company and ABCR amended SOW#4 for out-of-scope system enhancements performed by the Company. The Company recognizes revenue on the development project, which was completed and approved in December 2017, on a proportional method performance basis, as determined by the relationship of actual labor and material costs incurred to date compared to the estimated total project costs. Estimates of total project costs are reviewed and revised during the term of the project. Revisions to project costs estimates, where applicable, are recorded in the period in which the facts that give rise to such changes become known. The Company recognized SOW#4 development project revenue of $2,470,000 and $-0- during the years ended December 31, 2017 and 2018, respectively. The Company recognized SOW#4 product revenue of $-0- and $8,491,000 during the years ended December 31, 2017 and 2018, respectively.

The following is the amount of the transaction price that has not yet been recognized as revenue as of December 31, 2018, which is expected to be recognized by year 2023:

	2019	2020	2021	2022	2023	Total

Revenue expected to be recognized December 31,	$1,887,000	$1,887,000	$1,887,000	$1,887,000	$801,000	$8,349,000

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

On December 3, 2018 (the “SOW#5 Effective Date”), the Company entered into a statement of work (the “SOW#5”) with ABCR for 75,000 units of the Company’s System, Maintenance Services for sixty months from installation of the equipment and the development of additional features and functionality for the consideration of approximately $33,000,000. ABCR has an option to purchase additional units and has the option to renew the Maintenance Services period for an additional twelve months upon its expiry, and then after such 12-month period, ABCR can purchase additional Maintenance Services on a month-to-month basis (during which ABCR can terminate the Maintenance Services) for up to forty-eight additional months.

The SOW#5 may be terminated by ABCR for cause (which is generally the Company’s material breach of its obligations under the SOW#5), for convenience (subject to a termination fee), upon a material adverse change to the Company, or for intellectual property infringement. The Company does not have the right to unilaterally terminate the SOW#5. In the event that ABCR terminates the SOW#4, then ABCR would be liable to the Company for the net present value of all future remaining charges under the SOW#5 at a negotiated discount rate per annum, with the payment due on the effective date of termination.

The SOW#5 provides for a period of exclusivity commencing on the SOW#5 Effective Date and ending twelve months after the SOW#5 Effective Date, which may be extended in six-month increments by Avis under certain conditions.

The Company did not recognize SOW#5 revenue during the year ended December 31, 2018.

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

NOTE 5 - FINANCING RECEIVABLES

Financing receivables include notes and sales-type lease receivables from the sale of the Company’s products and services. The present value of net investment in sales-type lease receivable is principally for three to five-year leases of the Company’s product and is reflected net of unearned income of $164,000 and $114,000 at December 31, 2017 and 2018, respectively, at a weighted-average discount rate of 4%

Scheduled maturities of minimum lease payments outstanding as of December 31, 2018 are as follows:

Year ending December 31:

2019	$1,036,000
2020	741,000
2021	333,000
2022	128,000
2023	52,000

2,290,000
Less: Current portion	1,036,000
Total	$1,254,000

NOTE 6 - ACQUISITION

On July 31, 2017, the Company completed the Keytroller Acquisition pursuant to an asset purchase agreement (the “Purchase Agreement”) by and among the Company, Keytroller, Keytroller, LLC, a Florida limited liability company (n/k/a Sparkey, LLC) (“Sparkey”) and the principals of Sparkey party thereto. Consideration for the Keytroller Acquisition included (i) $7,098,000 in cash paid at closing, (ii) 295,902 shares of our common stock issued at closing with a fair value of $2,000,000 and (iii) up to $3,000,000 of shares of our common stock as potential earn-out payments to be made on the first and second anniversaries of the closing date of the Keytroller Acquisition, computed in accordance with the terms of the Purchase Agreement. The potential earn-out payments were estimated at a fair value of $2,683,000. During the fourth quarter of 2017, the Company paid a post-closing working capital adjustment of $275,000. On September 14, 2018, the Company issued 296,000 shares for the earn-out payment for the for the twelve-month period ending on the first anniversary of the closing date of the Keytroller Acquisition. On September 14, 2018, the Company entered into an amendment to the Purchase Agreement effective as of August 1, 2018, which, among other things, fixed the second anniversary earn-out payment that Sparkey will be entitled to receive at 147,951 shares of the Company’s common stock as an earn-out payment for the twelve-month period ending on the second anniversary of the closing date of the Keytroller Acquisition and removes certain restrictions on the operations of the Company during such twelve-month period. As a result of this amendment, the second anniversary earn-out payment is no longer considered contingent consideration.

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

The changes in contingent consideration through December 31, 2018 is as follows:

Balance as of December 31, 2017	$2,777,000
Change in contingent consideration	169,000
Payment of contingent consideration via issuance of shares	(2,000,000)
Settlement of contingent consideration	(946,000)
Balance as of December 31, 2018	$-

The following table summarizes the purchase price allocation based on estimated fair values of the net assets acquired at the acquisition date:

Accounts receivable	$835,000
Inventory	1,066,000
Other assets	42,000
Intangibles	5,086,000
Goodwill	5,481,000
Less: Current liabilities assumed	(454,000)
Net assets acquired	$12,056,000

The goodwill is fully deductible for tax purposes, except the contingent consideration which is deductible only when paid.

The results of operations of Keytroller have been included in the consolidated statement of operations as of the effective date of acquisition. The following revenue and operating income of Keytroller are included in the Company’s consolidated results of operations for the year ended December 31, 2017:

Year Ended
December 31, 2017

Revenues	$3,468,000
Operating income	$708,000

The following table represents the unaudited combined pro forma revenue and earnings for the years ended December 31, 2016 and 2017: The combined pro forma revenue and earnings for the years ended December 31, 2016 and 2017 were prepared as though the Keytroller Acquisition had occurred as of January 1, 2016. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Keytroller. This summary is not necessarily indicative of what the results of operations would have been had the Keytroller Acquisition occurred during such period, nor does it purport to represent results of operations for any future periods.

	Year Ended		Year Ended
	December 31, 2016		December 31, 2017
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
		(Unaudited)		(Unaudited)
Revenues	$36,822,000	$43,446,000	$40,958,000	$44,796,000
Operating loss	(6,368,000)	(5,505,000)	(4,091,000)	(3,617,000)
Net loss per share - basic and diluted	$(0.49)	$(0.35)	$(0.26)	$(0.24)

NOTE 7 - INVENTORIES

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. Inventory is shown net of valuation reserves of $266,000 and $119,000 at December 31, 2017 and 2018, respectively.

Inventories consist of the following:

	December 31,
	2017	2018

Components	$1,083,000	$2,218,000
Finished goods, net	3,503,000	2,431,000

	$4,586,000	$4,649,000

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31,
	2017	2018

Equipment	$1,054,000	$1,114,000
Computer software and website development	5,610,000	5,633,000
Computer hardware	2,560,000	2,664,000
Furniture and fixtures	416,000	466,000
Automobiles	60,000	60,000
Leasehold improvements	181,000	181,000

	9,881,000	10,118,000
Accumulated depreciation and amortization	(7,134,000)	(7,969,000)

	$2,747,000	$2,149,000

As of December 31, 2017 and 2018, the Company had expenditures of approximately $13,000 and $-0-, respectively, for computer software and website development which had not been placed in service. Depreciation expense is not recorded for such assets until they are placed in service.

Depreciation and amortization expense for the years ended December 31, 2016, 2017 and 2018 was $549,000, $757,000 and $849,000, respectively. This includes amortization of costs associated with computer software and website development for the years ended December 31, 2016, 2017 and 2018 of $165,000, $410,000 and $528,000, respectively.

The Company capitalizes in fixed assets the costs of software development and website development. Specifically, the assets comprise an implementation of Enterprise Resource Planning (ERP) software, enhancements to the VeriWise systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (“GPS”)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $100,000 and $5,000 for such projects for the years ended December 31, 2017 and 2018, respectively.

NOTE 9 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2018 and 2017:

December 31, 2018	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	10	$3,123,000	(442,000)	2,681,000
Trademark and tradename	10 - 15	1,367,000	(178,000)	1,189,000
Patents	11	1,489,000	(1,218,000)	271,000
Favorable contract interest	5	388,000	(137,000)	251,000
Covenant not to compete	4	208,000	(60,000)	148,000
		6,575,000	(2,035,000)	4,540,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,740,000	$(2,035,000)	$4,705,000

December 31, 2017	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	10	$3,123,000	(130,000)	2,993,000
Trademark and tradename	10 - 15	1,367,000	(52,000)	1,315,000
Patents	11	1,489,000	(1,083,000)	406,000
Favorable contract interest	5	388,000	(40,000)	348,000
Covenant not to compete	4	208,000	(18,000)	190,000
		6,575,000	(1,323,000)	5,252,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,740,000	$(1,323,000)	$5,417,000

The Company tests the goodwill and other intangible assets on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. As of December 31, 2017 and 2018, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangibles.

The Company also determined that the use of indefinite lives for the customer list and remaining trademark and trade name remains applicable at December 31, 2017 and 2018, as the Company expects to continue to derive future benefits from these intangible assets.

Amortization expense for the years ended December 31, 2016, 2017 and 2018 was $136,000, $375,000 and $712,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

2019	712,000
2020	712,000
2021	536,000
2022	462,000
2023	438,000
Thereafter	1,680,000
$4,540,000

There have been no changes in the carrying amount of goodwill from January 1, 2018 to December 31, 2018.

NOTE 10 - NET LOSS PER SHARE

	December 31,
Basic and diluted loss per share	2016	2017	2018

Net loss	$(6,370,000)	$(3,870,000)	$(5,812,000)

Weighted-average common shares outstanding - basic and diluted	12,984,000	14,961,000	17,233,000

Net loss per share - basic and diluted	$(0.49)	$(0.26)	$(0.34)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. For the years ended December 31, 2016, 2017 and 2018, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares totalling 1,896,000, 1,831,000 and 1,788,000, respectively, would have been anti-dilutive due to the loss.

NOTE 11 - STOCK-BASED COMPENSATION

In June 2018, the Company’s stockholders approved the 2018 Incentive Plan (the “2018 Plan”) pursuant to which the Company may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 1,500,000 shares of common stock with a vesting period of approximately four to five years. There were 1,207,000 shares available for future issuance under the 2018 Plan at December 31, 2018. Upon the adoption of the 2018 Plan, the Company’s 2009 Non-Employee Director Equity Compensation Plan and the 2015 Equity Compensation Plan were frozen, and no new awards can be issued pursuant to such plans.

The 2018 Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine, among other things, the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

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

[A] Stock options:

A summary of the status of the Company’s stock options as of December 31, 2016, 2017 and 2018 and changes during the years then ended, is presented below:

	2016		2017		2018
		Weighted -		Weighted -		Weighted -
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,212,000	$6.94	1,243,000	$5.08	1,290,000	$5.33
Granted	395,000	4.75	350,000	6.00	120,000	6.41
Exercised	(20,000)	3.44	(271,000)	4.72	(169,000)	5.73
Forfeited or expired	(344,000)	11.36	(32,000)	8.26	(21,000)	5.96

Outstanding at end of year	1,243,000	$5.08	1,290,000	$5.33	1,220,000	$5.37

Exercisable at end of year	822,000	$5.07	667,000	$5.11	695,000	$5.07

The following table summarizes information about stock options at December 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted -
		Average
		Remaining	Weighted-		Weighted-
Exercise	Number	Contractual	Average	Number	Average
Prices ($)	Outstanding	Life in Years	Exercise Price	Outstanding	Exercise Price

2.06 - 4.87	320,000	4	$4.03	240,000	$3.85
4.88 - 5.70	235,000	7	5.37	162,000	5.46
5.71 - 5.97	210,000	4	5.81	210,000	5.81
5.98 – 6.90	455,000	8	6.11	83,000	6.00

	1,220,000	6	$5.37	695,000	$5.07

	As of December 31, 2018
		Weighted Average Remaining
	Aggregate Intrinsic Value	Contractual Life in Years

Options outstanding	$558,000	6
Options exercisable	$448,000	5

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	December 31,
	2016	2017	2018

Expected volatility	43.6%	42.4%	42.8%
Expected life of options	4.0 years	4.0 years	4.4 years
Risk free interest rate	1.27%	1.69%	2.72%
Dividend yield	0%	0%	0%
Weighted-average fair value of options granted during the year	$1.68	$2.11	$2.46

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

For the years ended December 31, 2016, 2017 and 2018, the Company recorded $270,000, $411,000 and $397,000, respectively, of stock-based compensation expense in connection with the stock option grants.

The fair value of options vested during the years ended December 31, 2016, 2017 and 2018 was $280,000, $291,000 and $413,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2017 and 2018 was $33,000, $375,000 and $162,000, respectively.

As of December 31, 2018, there was $843,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.43 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2016, 2017 and 2018 is as follows:

		Weighted -
		Average
	Number of	Grant
	Non-vested	Date
	Shares	Fair Value

Non-vested at January 1, 2016	575,000	$5.79
Granted	271,000	4.80
Vested	(272,000)	5.34
Forfeited	(182,000)	5.72

Non-vested at December 31, 2016	392,000	$5.45
Granted	240,000	6.26
Vested	(194,000)	5.42
Forfeited	(8,000)	5.69

Non-vested at December 31, 2017	430,000	$5.91
Granted	434,000	7.02
Vested	(266,000)	6.07
Forfeited	(30,000)	6.54

Non-vested at December 31, 2018	568,000	$6.65

For the years ended December 31, 2016, 2017 and 2018, the Company recorded $908,000, $1,682,000 and $1,803,000 respectively, of stock-based compensation expense in connection with the restricted stock grants. As of December 31, 2018, there was $2,615,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.6 years.

[C] Performance Shares:

In January 2016, the Company granted 295,000 performance shares to employees pursuant to the 2015 Equity Compensation Plan. The shares are unvested at the time of grant and, upon vesting, there are no contractual restrictions on the shares. The vesting of the shares is subject to the achievement of performance goals during a two-year period from the date of issuance, with the ability to achieve prorated vesting of the shares during interim annual measurement periods. If the performance goals are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance goals are met, then the shares will be issued to the employees.

The following table summarizes the activity relating to the Company’s performance shares for the years ended December 31, 2016, 2017 and 2018:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Performance shares, non-vested, at January 1, 2016	-	-
Granted	295,000	$4.07
Vested	-	-
Forfeited	(34,000)	4.07
Performance shares, non-vested, at December 31, 2016	261,000	4.07
Granted	-	$-
Vested	(100,000)	4.07
Forfeited	(50,000)	4.07
Performance shares, non-vested, at December 31, 2017	111,000	4.07
Granted	-	$-
Vested	(93,000)	4.07
Forfeited	(18,000)	4.07

Performance shares, non-vested, December 31, 2018	-	$-

For the years ended December 31, 2016, 2017 and 2018, the Company recorded $480,000 $344,000 and $(37,000) respectively, of stock-based compensation expense in connection with the performance shares.

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

NOTE 13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2017	2018

Accounts payable	$6,233,000	$6,644,000
Accrued warranty	535,000	422,000
Accrued severance	100,000	-
Accrued compensation	507,000	870,000
Other current liabilities	65,000	91,000

	$7,440,000	$8,027,000

Included in accounts payable and accrued expenses at December 31, 2017 is accrued severance of $100,000 to Kenneth Ehrman, the former Chief Executive Officer of the Company.

The Company’s products are warranted against defects in materials and workmanship for a period of 12 months from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2017 and 2018.

The following table summarizes warranty activity during the years ended December 31, 2017 and 2018:

	Year Ended
	2017	2018

Accrued warranty reserve, beginning of year	$472,000	$535,000
Accrual for product warranties issued	253,000	192,000
Product replacements and other warranty expenditures	(68,000)	(182,000)
Expiration of warranties	(122,000)	(123,000)

Accrued warranty reserve, end of period	$535,000	$422,000

NOTE 14 - CONCENTRATION OF CUSTOMERS

For the year ended December 31, 2018 two customers accounted for 18% and 10% of the Company’s revenue and one customer accounted for 11% of the Company’s accounts receivable. Two customers accounted for 19% and 13% of finance receivables as of December 31, 2018.

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

On July 17, 2017, the Company closed an underwritten public offering consisting of 2,608,695 shares of common stock at a price per share of $5.75. In addition, the underwriters of the public offering exercised in full their option to purchase an additional 391,304 shares of common stock. Including this option exercise, the aggregate gross proceeds from the offering of a total of 2,999,999 shares of common stock, before deducting discounts and commissions and offering expenses, were approximately $17.3 million. Net proceeds from the public offering were approximately $16.1 million. The Company used a portion of the net proceeds from the offering to fund the Keytroller Acquisition and the remainder of the net proceeds for general corporate purposes.

[B]	Preferred stock:

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. The Company’s Board of Directors has the authority to issue shares of preferred stock and to determine the price and terms of those shares. No shares of preferred stock are issued and outstanding.

[C]	Stock repurchase program:

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the years ended December 31, 2016 through 2018. As of December 31, 2018, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $ 4.33 per share.

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

The accumulated balances for each classification of other comprehensive loss are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	income

Balance at January 1, 2016	$(500,000)	$-	$(500,000)
Net current period change	408,000	(11,000)	397,000

Balance at December 31, 2016	(92,000)	$(11,000)	(103,000)

Net current period change	(373,000)	(102,000)	(475,000)

Balance at December 31, 2017	(465,000)	$(113,000)	(578,000)

Net current period change	77,000	66,000	143,000

Balance at December 31, 2018	$(388,000)	$(47,000)	(435,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income or loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign currency financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation gains (losses) of $408,000, $(373,000) and $77,000 at December 31, 2016, 2017 and 2018, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity. Effective December 1, 2015, the intercompany transactions with IDS GmbH are not considered of a long-term investment nature and the effect of the exchange rate changes subsequent to December 1, 2015 on the intercompany transactions are included selling, general and administrative expenses in the Consolidated Statement of Operations.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transaction (losses) gains for the years ended December 31, 2016, 2017 and 2018 of $(437,000), $456,000 and $(214,000), respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

NOTE 17 - INCOME TAXES

At December 31, 2018, the Company had an aggregate net operating loss carryforward of approximately $84,702,000 for U.S. federal income tax purposes. At December 31, 2018, the Company had an aggregate net operating loss carryforward of approximately $65,359,000 for state income tax purposes and a foreign net operating loss carryforward of approximately $3,452,000. Substantially all of the net operating loss carryforwards expire from 2021 through 2037 for pre-2018 federal net operating loss carryforwards and from 2019 through 2038 for state purposes. The net operating loss carryforwards may be limited to use in any particular year based on Internal Revenue Code (“IRC”) Section 382 related to change of ownership restrictions. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on long-term bond rates and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. In addition, future stock issuances may subject the Company to further limitations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

At December 31, 2018, the Company has New Jersey net operating loss carryforwards (“NJ NOLs”) included above in the approximate amount of $40,104,000 expiring through 2038, which are available to reduce future earnings which would otherwise be subject to state income tax. In 2017, the Company sold approximately $332,000 of NJ research and development tax credits, subject to a 6.2% seller’s allocation factor for approximately $311,000.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Tax Act”) into law. Effective January 1, 2018, among other changes, the Tax Act (1) reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) changes the rules relating to net operating loss carryforwards and carrybacks, (3) eliminates the corporate alternative minimum tax (“AMT”) and changes how existing AMT credits can be realized; and (4) requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The Company has elected to account for the Global Intangible Low-Taxed Income (“GILTI”) tax as a period cost in the year the tax is incurred.

The Tax Act did not have a material impact on our consolidated financial statements since our deferred temporary differences in the United States are fully offset by a valuation allowance and we do not have any significant off shore earnings from which to record the mandatory transition tax.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the Tax Act as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The changes in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the Company’s estimates due to, among other things, changes in interpretations of the Tax Act, further legislation related to the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the Company has utilized to calculate the impacts of the Tax Act. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts. The Company completed its SAB 118 analysis and the impact on the Company’s consolidated financial statements for the year ended December 31, 2017 was immaterial, primarily because the Company has a valuation allowance on deferred tax assets.

The Company has deferred tax assets of approximately $29,588,000 and $31,449,000 at December 31, 2017 and 2018, respectively. The increase in the deferred tax assets is primarily attributable to the net operating losses. The Company had other temporary differences between financial and tax reporting for stock-based compensation, fixed asset depreciation expense, deferred revenue, deferred expenses, bad debt reserves, inventory reserves, warranty reserves and acquisition-related expenses.

For the year ended December 31, 2018, the Company’s valuation allowance increased to $27,568,000 compared to $26,112,000 as of December 31, 2017. The Company has provided a valuation allowance against the full amount of its deferred tax assets. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. The valuation allowance increased (decreased) in 2016, 2017 and 2018 by $2,287,000, $(5,641,000) (net of the decrease of $10,848,000 due to the decrease in federal corporate tax rate to 21% as a result of the Tax Act) and $1,505,000, respectively.

Loss before income taxes consists of the following:

	Year Ended December 31,
	2016	2017	2018

U.S. operations	$(5,547,000)	$(4,425,000)	$(5,066,000)
Foreign operations	(823,000)	244,000	(746,000)

	$(6,370,000)	$(4,181,000)	$(5,812,000)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations is attributable to the following:

	Year Ended December 31,
	2016	2017	2018

Income tax benefit at the federal statutory rate	$(2,166,000)	$(1,316,000)	$(1,221,000)
State and local income taxes, net of effect on federal taxes	(848,000)	(441,000)	(800,000)
Increase (decrease) in valuation allowance	2,287,000	(8,509,000)	1,861,000
Incentive stock options/forfeitures	624,000	(11,000)	(22,000)
Change in Federal tax rate		10,848,000	-
Research and development tax credits	-	(1,390,000)	-
Permanent differences and other	103,000	508,000	182,000

	$-	$(311,000)	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2018 are presented below:

	December 31,
	2017	2018

Deferred tax assets:
Net operating loss carryforwards	$21,007,000	$22,988,000
Deferred revenue	4,629,000	4,717,000
Stock-based compensation	839,000	732,000
Federal research and development tax credits	1,058,000	1,058,000
Intangibles, amortization	973,000	938,000
Inventories	175,000	149,000
Acquisition related expenses	321,000	318,000
Bad debt reserve	30,000	62,000
Other deductible temporary differences	556,000	487,000

Total gross deferred tax assets	29,588,000	31,449,000
Less: Valuation allowance	(26,112,000)	(27,568,000)

	3,476,000	3,881,000
Deferred tax liabilities:
Deferred expenses	(2,978,000)	(3,153,000)
Goodwill amortization	(298,000)	(395,000)
Fixed assets, depreciation	(200,000)	(333,000)

	(3,476,000)	(3,881,000)

Net deferred tax assets	$-	$-

NOTE 18 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of the Company’s wholly owned German subsidiary, IDS GmbH, and United Kingdom subsidiary, IDS Ltd, are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for IDS GmbH included in the Consolidated Statement of Operations are as follows:

	Year Ended December 31,
	2016	2017	2018

Net revenue	$1,852,000	$1,365,000	$1,270,000

Net income (loss)	211,000	103,000	(406,000)

Total assets of IDS GmbH were $1,086,000 and $1,430,000 as of December 31, 2017 and 2018, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the consolidated statement of operations are as follows:

	Year Ended December 31,
	2016	2017	2018

Net revenue	$296,000	$577,000	$186,000

Net (loss) income	(612,000)	141,000	(340,000)

Total assets of IDS Ltd were $1,187,000 and $1,054,000 as of December 31, 2017 and 2018, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

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

On June 12, 2017, ACF FinCo I LP (“ACF”) filed a lawsuit against the Company in the District Court for Dallas County, Texas. The complaint alleges that ACF is the successor-in-interest to McDonald Technologies International Inc. (“MTI”), one of our former suppliers, and alleges one cause of action for breach of a May 2015 Master Services Agreement pursuant to which the Company purchased certain products manufactured and services rendered by MTI. The complaint seeks approximately $2.0 million in damages for amounts allegedly due by the Company under this agreement, plus interest and attorney’s fees. On July 7, 2017, the Company filed its answer denying any liability to ACF and asserting various defenses to ACF’s claims against the Company. This lawsuit went to trial the week of November 13, 2018 and was settled for approximately $750,000 on November 15, 2018 and is included selling, general and administrative expenses in the Consolidated Statement of Operations.

[B]	Severance agreements:

As of December 31, 2018, the Company has entered into severance agreements with three executive officers. The severance agreements for Ned Mavrommatis, the Company’s Chief Financial Officer, and Michael L. Ehrman, the Company’s former Chief Technology Officer, are substantially identical in form and provide each of Messrs. Mavrommatis and Ehrman with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” which will have occurred if the Company terminates the executive without cause or the executive resigns for good reason within six months following a change in control event. The severance agreement for Chris Wolfe, the Company’s Chief Executive Officer, provides Mr. Wolfe with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” which will have occurred if the Company terminates Mr. Wolfe without cause, or upon the occurrence of a “Change in Control Trigger Event,” which will have occurred if the Company terminates Mr. Wolfe without cause or Mr. Wolfe resigns for good reason, each within six months following a change in control event. As a condition to the Company’s obligations under the severance agreements, each executive has executed and delivered to the Company a restrictive covenants agreement.

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

The office leases for the Company’s executive offices in Woodcliff Lake, New Jersey and sales and administrative office in Plano, Texas, which expire in February 2021 also provide for escalations relating to increases in real estate taxes and certain operating expenses. The Company leases office and warehouse space in Tampa, Florida which will expire in February 2026 and provides for escalations relating to increases in real estate taxes. In addition, the Company leases sales and administrative offices in Milton Keynes, United Kingdom and Dusseldorf, Germany. The Company’s operating leases provide for minimum annual rental payments as follows:

Year Ending December 31,

2019	$1,103,000
2020	1,125,000
2021	386,000
2022	242,000
2023	247,000
Thereafter	552,000

$3,655,000

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases was approximately $1,057,000, $1,021,000 and $1,061,000 for the years ended December 31, 2016, 2017 and 2018, respectively.

NOTE 21 - SUBSEQUENT EVENTS

[A]	CarrierWeb Acquisition:

On January 30, 2019, the Company completed the acquisition (the “CarrierWeb Acquisition”) of substantially all of the assets of telematics provider CarrierWeb, L.L.C. (“CarrierWeb”), an Atlanta-based provider of real-time in-cab mobile communications technology, electronic logging devices (ELDs), two-way refrigerated command and control, and trailer tracking. Aggregate consideration for the CarrierWeb Acquisition was $3,500,000, consisting of (i) a closing cash payment of $2,800,000, less (ii) a credit bid by the Company in the amount of the aggregate principal amount plus accrued and unpaid interest outstanding under a $650,000 debtor-in-possession loan made by the Company to CarrierWeb, plus (iii) an additional $700,000, if CarrierWeb Services Ltd., an affiliate of CarrierWeb, is restored to the Register of Companies in Ireland on or before May 1, 2019, payable upon such restoration. The CarrierWeb Acquisition was subject to the entry of a sale order by the United States Bankruptcy Court for the Northern District of Georgia approving such acquisition. The sale order was entered on January 28, 2019.

The assets the Company acquired in the CarrierWeb Acquisition will be integrated into the Company’s logistics visibility solutions and products. In connection with the transaction, the Company offered employment to all of the former employees of CarrierWeb. The CarrierWeb Acquisition allows the Company to offer a full complement of highly-integrated logistics technology solutions to its current customers and prospects, and immediately adds more than 70 customers and 9,000 subscriber units.

The acquisition will be accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. The Company is in the process of finalizing the fair value of the assets acquired and liabilities assumed. For the year ended December 31, 2018, the Company incurred acquisition-related expenses of approximately $101,000 which are included in selling, general and administrative expenses.

[B]	Merger Transactions:

On March 13, 2019, the Company entered into an Agreement and Plan of Merger (the “Pointer Merger Agreement”), with PowerFleet, Inc., a wholly-owned subsidiary of the Company (“Parent”), Pointer Telocation Ltd. (“Pointer”), Powerfleet Israel Holding Company Ltd., a wholly-owned subsidiary of Parent (“Pointer Holdco”), and Powerfleet Israel Acquisition Company Ltd., a wholly-owned subsidiary of Pointer Holdco (“Pointer Merger Sub”), pursuant to which Pointer Merger Sub will merge with and into Pointer, with Pointer surviving as a direct, wholly-owned subsidiary of Pointer Holdco (the “Pointer Merger”) in exchange for consideration consisting of cash and shares of common stock of Parent. Also on March 13, 2019, and in connection with the Pointer Merger Agreement, the Company entered into an Investment and Transaction Agreement (the “Investment Agreement”) with Parent, PowerFleet US Acquisition Inc., a wholly-owned subsidiary of Parent (“IDS Merger Sub”), and ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P., pursuant to which the Company will reorganize into a new holding company structure by merging IDS Merger Sub with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “IDS Merger”), and pursuant to which Parent will issue and sell in a private placement shares of Parent’s newly created Series A Convertible Preferred Stock, to finance a portion of the cash consideration payable in the Pointer Merger. As a result of the transactions contemplated by the Pointer Merger Agreement and the Investment Agreement (the “Merger Transactions”), the Company and Pointer will each become wholly-owned subsidiaries of Parent. The Merger Transactions have been unanimously approved by the boards of directors of both companies, are subject to customary closing conditions, including approval by our stockholders and Pointer’s shareholders. The Merger Transactions are expected to close in the summer of 2019.

Additionally, on March 13, 2019, the Company entered into a commitment letter with Bank Hapoalim B.M. providing for two five-year senior secured term loan facilities to Pointer Holdco in an aggregate principal amount of $30 million and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10 million. The term loan facilities will be used to finance a portion of the cash consideration payable in the Pointer Merger and the revolving credit facility will be used by Pointer for general working capital purposes, or, at Pointer’s discretion, to finance a portion of the cash consideration payable in the Pointer Merger. The term loan facilities and the revolving credit facility are subject to customary closing conditions.

Pointer is a provider of telematics and mobile IoT solutions to the automotive, insurance and logistics (cargo, assets and containers) industries. Pointer’s cloud-based software-as-a-service (SaaS) platform extracts and captures data from an organization’s mobility points, including drivers, routes, points-of-interest, logistics network, vehicles, trailers, containers and cargo. The pending Merger Transactions are expected to provide the Company with operational synergies and access to a broader base of customers.

The pending Merger Transactions will be accounted for as a business combination and the Company has been identified as the accounting acquirer. For the year ended December 31, 2018, the Company incurred acquisition-related expenses of approximately $705,000 which are included in selling, general and administrative expenses.

NOTE 22 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial data for each quarter for the years ended December 31, 2018 and 2017. We believe the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$9,898,000	$10,784,000	$9,044,000	$7,171,000
Services	3,481,000	4,025,000	4,341,000	4,320,000

	13,379,000	14,809,000	13,385,000	11,491,000

Cost of revenues:
Cost of products	5,842,000	7,408,000	5,287,000	4,101,000
Cost of services	1,075,000	986,000	1,301,000	1,266,000

	6,917,000	8,394,000	6,588,000	5,367,000

Gross Profit	6,462,000	6,415,000	6,797,000	6,124,000

Selling, general and administrative expenses	5,696,000	5,993,000	5,921,000	7,061,000
Research and development expenses	1,743,000	1,542,000	1,696,000	1,882,000
Other income, net	(13,000)	4,000	(77,000)	10,000

Net loss	$(990,000)	$(1,116,000)	$(897,000)	$(2,809,000)

Net loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.05)	$(0.16)

	Year Ended December 31, 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$4,334,000	$6,375,000	$6,490,000	$6,353,000
Services	3,665,000	4,331,000	4,596,000	4,814,000

	7,999,000	10,706,000	11,086,000	11,167,000

Cost of revenues:
Cost of products	2,815,000	3,427,000	3,475,000	3,736,000
Cost of services	1,034,000	1,738,000	1,984,000	1,822,000

	3,849,000	5,165,000	5,459,000	5,558,000

Gross Profit	4,150,000	5,541,000	5,627,000	5,609,000

Selling, general and administrative expenses	4,653,000	5,046,000	5,063,000	5,718,000
Research and development expenses	1,367,000	997,000	1,108,000	1,066,000
Other income, net	(16,000)	(22,000)	(42,000)	(10,000)

Net loss before income tax benefit	(1,886,000)	(524,000)	(586,000)	(1,185,000)

Income tax benefit - sale of NJ R&D tax credits	-	-	-	311,000

Net loss	$(1,886,000)	$(524,000)	$(586,000)	$(874,000)

Net loss per share - basic and diluted	$(0.14)	$(0.04)	$(0.04)	$(0.05)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of December 31, 2018, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2018, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2019 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

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

Item 11. Executive Compensation

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2019 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2019 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

●	if the information that is responsive to the information required with respect to this Item 12 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2018:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected under column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	1,220,000	$5.37	1,207,000

Total	1,220,000	$5.37	1,207,000

(1)	These plans consist of the Company’s 1999 Stock Option Plan, 2007 Equity Compensation Plan, 2009 Non-Employee Director Equity Compensation Plan, 2015 Equity Compensation Plan and 2018 Incentive Plan, which were our only equity compensation plans under which awards were outstanding as of December 31, 2018. Each of our 1999 Stock Option Plan and 1999 Director Option Plan expired in 2009, and no additional awards may be granted thereunder. The 2007 Equity Compensation Plan expired in 2017, and no additional awards may be granted thereunder. Upon the adoption of the 2018 Incentive Plan, the 2009 Non-Employee Director Equity Compensation Plan and the 2015 Equity Compensation Plan were frozen, and no new awards can be issued pursuant to such plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2019 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

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

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2019 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:

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

(2) Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts

All other financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

(3) Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

2.1	Membership Interest Purchase Agreement, dated as of January 7, 2010, by and among I.D. Systems, Inc., General Electric Capital Corporation and GE Asset Intelligence, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on January 13, 2010).

2.2.1	Asset Purchase Agreement, dated July 11, 2017, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Keytroller, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 12, 2017).†

2.2.2

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

2.3	Agreement and Plan of Merger, dated March 13, 2019, by and among PowerFleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).†

2.4	Investment and Transaction Agreement, dated March 13, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc. and ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V., L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).†

3.1.1	Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.3	Certificate of Correction to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.4	Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).

3.2.1	Restated By-Laws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.2.2	Amendment No. 1 to Restated Bylaws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 8, 2016).

4.1	Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

10.1	1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.3.1	1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.3.2	Amendment, dated March 15, 2012, to 1999 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.4	I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-185085) filed with the SEC on November 21, 2012).*

10.5.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.5.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.6	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).*

10.7	I.D. Systems, Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 14, 2018).*

10.8	Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9	Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.10	Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2010 (File No. 001-15087) filed with the SEC on May 17, 2010).

10.11	Employment Offer Letter, dated December 6, 2016, between I.D. Systems, Inc. and Chris A. Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 8, 2016).*

10.12	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.13	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.14	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.15	Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.16	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.17	Lease Agreement, dated April 9, 2015, between I.D. Systems, Inc. and GP Park II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on April 10, 2015).

10.18	Severance Agreement, dated August 20, 2018, between I.D. Systems, Inc. and Chris Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 21, 2018).*

10.19	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on September 13, 2018).*

10.20	Indemnity Agreement, dated September 12, 2018, between I.D. Systems, Inc. and Charles Frumberg (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on September 13, 2018).*

10.21	Commitment Letter, dated March 13, 2019, by and between I.D. Systems, Inc. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

10.22	Voting and Support Agreement, dated March 13, 2019, by and among Emancipation Management LLC, Emancipation Capital Master, Ltd., Emancipation Capital SPV IV LLC and Emancipation Capital LLC, as the Stockholder, and I.D. Systems, Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

10.23	Voting and Support Agreement, dated March 13, 2019, by and among DBSI Investments Ltd., as the Stockholder, and Pointer Telocation Ltd., I.D. Systems, Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan or arrangement.

(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference. Please see the Index to Exhibits to this Annual Report on Form 10-K, which is incorporated into this Item 15(b) by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2019

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

Signature	Title	Date

/s/ Chris A. Wolfe	Chief Executive Officer	April 1, 2019
Chris A. Wolfe	(Principal Executive Officer)

/s/ Ned Mavrommatis	Chief Financial Officer	April 1, 2019
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Kenneth Brakebill	Director	April 1, 2019
Kenneth Brakebill

/s/ Michael Brodsky	Director	April 1, 2019
Michael Brodsky

/s/ Michael Casey	Director	April 1, 2019
Michael Casey

/s/ Chris Formant	Director	April 1, 2019
Chris Formant

/s/ Charles Frumberg	Director	April 1, 2019
Charles Frumberg

I.D. SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Inventory reserve

Year ended December 31, 2018	$266	$321	(468)	$119

Year ended December 31, 2017	$208	$313	(255)	$266

Year ended December 31, 2016	$374	$205	(371)	$208

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	to Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Allowance for doubtful accounts

Year ended December 31, 2018	$87	$31	(51)	$67

Year ended December 31, 2017	$341	$115	(369)	$87

Year ended December 31, 2016	$1,512	$117	(1,288)	$341

		Charged to
	Balance at	(Write-off)		Balance at
	Beginning	to Costs and	Other Additions	End of
Description	Period	Expenses	Or (Deductions)	Period

Warranty reserve

Year ended December 31, 2018	$535	$69	(182)	$422

Year ended December 31, 2017	$472	$131	(68)	$535

Year ended December 31, 2016	$614	$110	(252)	$472

INDEX TO EXHIBITS

2.1	Membership Interest Purchase Agreement, dated as of January 7, 2010, by and among I.D. Systems, Inc., General Electric Capital Corporation and GE Asset Intelligence, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on January 13, 2010).

2.2.1	Asset Purchase Agreement, dated July 11, 2017, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Keytroller, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 12, 2017).†

2.2.2	Amendment No. 1 to Asset Purchase Agreement, effective as of August 1, 2018, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Sparkey, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on September 19, 2018).

2.3	Agreement and Plan of Merger, dated March 13, 2019, by and among PowerFleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).†

2.4	Investment and Transaction Agreement, dated March 13, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc. and ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V., L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).†

3.1.1	Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.3	Certificate of Correction to the Restated Certificate of Incorporation of I.D. Systems (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-144709) filed with the SEC on July 19, 2007).

3.1.4	Certificate of Designation for the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on July 8, 2009).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of I.D. Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).

3.2.1	Restated By-Laws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

3.2.2	Amendment No. 1 to Restated Bylaws of I.D. Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 8, 2016).

4.1	Specimen Certificate of I.D. Systems, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 28, 1999).

10.1	1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.2	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on April 23, 1999).*

10.3.1	1999 Director Option Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of I.D. Systems, Inc. (File No. 333-76947) filed with the SEC on June 8, 1999).*

10.3.2	Amendment, dated March 15, 2012, to 1999 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.4	I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc. (File No. 333-185085) filed with the SEC on November 21, 2012).*

10.5.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.5.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012 (File No. 001-15087) filed with the SEC on May 14, 2012).*

10.6	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).*

10.7	I.D. Systems, Inc. 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 14, 2018).*

10.8	Severance Agreement, dated September 11, 2009, by and between the Company and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.9	Severance Agreement, dated September 11, 2009, by and between the Company and Michael Ehrman (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009 (File No. 001-15087) filed with the SEC on November 6, 2009).*

10.10	Office Lease Agreement, dated as of May 10, 2010, by and between IPC New York Properties, LLC, as Landlord, and I.D. Systems, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2010 (File No. 001-15087) filed with the SEC on May 17, 2010).

10.11	Employment Offer Letter, dated December 6, 2016, between I.D. Systems, Inc. and Chris A. Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on December 8, 2016).*

10.12	Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.13	Amendment No. 1 to Sublease Agreement, dated as of July 14, 2011, by and between AirSure Limited, LLC, as Sublessor, and Asset Intelligence, LLC, as Sublessee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.14	Guaranty of Sublease, dated as of July 14, 2011, made by I.D. Systems, Inc., in favor of AirSure Limited, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended June 30, 2011 (File No. 001-15087) filed with the SEC on August 12, 2011).

10.15	Purchase Agreement, dated as of August 22, 2011, by and between I.D. Systems, Inc. and Avis Budget Group, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.16	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 23, 2011).

10.17	Lease Agreement, dated April 9, 2015, between I.D. Systems, Inc. and GP Park II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on April 10, 2015).

10.18	Severance Agreement, dated August 20, 2018, between I.D. Systems, Inc. and Chris Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on August 21, 2018).*

10.19	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on September 13, 2018).*

10.20	Indemnity Agreement, dated September 12, 2018, between I.D. Systems, Inc. and Charles Frumberg (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on September 13, 2018).*

10.21	Commitment Letter, dated March 13, 2019, by and between I.D. Systems, Inc. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

10.22	Voting and Support Agreement, dated March 13, 2019, by and among Emancipation Management LLC, Emancipation Capital Master, Ltd., Emancipation Capital SPV IV LLC and Emancipation Capital LLC, as the Stockholder, and I.D. Systems, Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

10.23	Voting and Support Agreement, dated March 13, 2019, by and among DBSI Investments Ltd., as the Stockholder, and Pointer Telocation Ltd., I.D. Systems, Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan or arrangement.

