Form 10-K/A
period 2018-12-31
ID SYSTEMS INC
filed 2019-04-30
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2019, was 18,213,978 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

explanatory note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”) of I.D. Systems, Inc. with the Securities and Exchange Commission (the “SEC”) on April 1, 2019. In this Amendment No. 1, unless the context indicates otherwise, the designations “I.D. Systems,” the “Company,” “we,” “us” or “our” refer to I.D. Systems, Inc. and its wholly-owned subsidiaries.

This Amendment No. 1 is being filed solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accountant Fees and Services” of Part III of Form 10-K. The reference on the cover page of the 2018 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2018 Annual Report is hereby deleted. Items 10, 11, 13 and 14 of Part III of the 2018 Annual Report are amended and restated in their entirety and Item 12 of Part III of the 2018 Annual Report is supplemented as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the 2018 Annual Report. This Amendment No. 1 does not reflect events occurring after the April 1, 2019 filing of the 2018 Annual Report or modify or update the disclosure contained in the 2018 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2018 Annual Report and our other filings with the SEC.

I.D. SYSTEMS, INC.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information About Our Directors and Executive Officers

The table below sets forth the names and ages of the directors and executive officers of the Company as of April 29, 2019, as well as the position(s) and office(s) with the Company held by those individuals. A summary of the background and experience of each of those individuals is set forth after the table.

Name	Age	Position(s)
DIRECTORS:
Chris Wolfe	61	Chief Executive Officer and Director
Kenneth Brakebill	49	Director
Michael Brodsky	51	Director and Chairman of the Board of Directors
Michael Casey	55	Director
Christopher Formant	67	Director
Charles Frumberg	63	Director
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:
Ned Mavrommatis	48	Chief Financial Officer, Treasurer and Corporate Secretary

Directors

Chris Wolfe. Mr. Wolfe has served as our Chief Executive Officer since December 2016 and as a director of the Company since June 2017. Mr. Wolfe previously served as our Chief Product Officer from August 2016 to December 2016 and as a strategy consultant for the Company from February 2016 to July 2016. From 2000 to 2005, Mr. Wolfe served as the President of Qualcomm Wireless Business Solutions, a division of Qualcomm Incorporated, a Nasdaq-listed company which provides wireless communications products and services. After leaving Qualcomm, Mr. Wolfe founded Americans for Energy Independence, a public awareness non-profit organization, which later merged into the Apollo Alliance. Mr. Wolfe has degrees in Data Processing, Business Management and Technical Education from the University of Akron. He has attended Stanford’s Executive Course and several MBA-level accounting and finance courses at Kent State University and Cleveland State.

Mr. Wolfe’s qualifications to serve on our board of directors (the “Board”) include his years of experience as an executive in the wireless technology and data solutions sector. In addition, Mr. Wolfe’s role as the Chief Executive Officer of the Company and former role as Chief Product Officer of the Company provides the Board with invaluable insight into the management and daily operations of the Company.

Kenneth Brakebill. Mr. Brakebill has served as a director of the Company since June 2014. Mr. Brakebill is an intellectual property and trial lawyer. Following a one-year appellate clerkship out of law school, in 1998 Mr. Brakebill joined Morrison & Foerster, a global law firm of which he became a partner in 2005. At Morrison & Foerster, Mr. Brakebill primarily represented technology companies, both in the hardware and software sectors, in bet-the-company type intellectual property cases involving disputes over patents, copyrights and contracts concerning use of technology. He retired from the firm in 2010. Since that time, Mr. Brakebill has served as a director of several not-for-profit organizations. Mr. Brakebill received a Bachelor of Arts degree with Honors from Stanford University in 1991 and attended Harvard Law School and the University of California, Hastings, from which he received his law degree in 1997.

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

Michael Brodsky. Mr. Brodsky has served as a director of the Company since June 2014, as Chairman of the Board since December 2016 and as Lead Director of the Board from June 2014 until December 2016. Mr. Brodsky is the Managing Partner of Vajra Asset Management, LLC, an investment firm. Mr. Brodsky has served as the Chairman of the Board of Determine, Inc. (Nasdaq: DTRM), a provider of contract management, procurement and sourcing software that is headquartered in Carmel, Indiana, since August 2013 until its sale in April 2019. He served on its board of directors from October 2010 until April 2019 and served as its Chief Executive Officer from August 2013 until December 2013. He also served as the Chairman of the Board of Trans World Corporation (OTCQB: TWOC), an owner and operator of hotels and casinos throughout Europe that is headquartered in New York City, from June 2014 until its sale in March 2018 and as a director from September 2013 until March 2018. Since June 2012, he has served on the board of directors of Genesis Land Development Corporation (TSX: GDC), a residential land developer and homebuilder based in Calgary, Canada. Mr. Brodsky also served on the board of directors of Los Angeles-based Spark Networks, Inc. (AMEX: LOV), a collection of niche-oriented community websites, from November 2015 until its sale in November 2017. From February 2015 until its sale in July 2015, Mr. Brodsky also served on the board of directors of JPS Industries, Inc. (formerly OTCPK: JPST), a manufacturer of urethane film, sheet, tubing, and other highly-engineered components which is headquartered in Greenville, South Carolina. From February 2013 until July 2014, he was a member of the board of directors of AltiGen Communications, Inc. (OTCPK: ATGN), a provider of Voice over Internet Protocol (VoIP) phone systems and call center solutions based in San Jose, California. Previously, he was a member of the board of directors and served as the President, Chief Executive Officer and Executive Chairman of Youbet.com, Inc. (formerly Nasdaq: UBET), an online horse racing wagering provider based in Woodland Hills, California. Following the June 2010 acquisition of Youbet.com, Inc. by Churchill Downs Incorporated (Nasdaq: CHDN), an industry-leading racing, gaming and online entertainment company headquartered in Louisville, Kentucky, Mr. Brodsky served on the board of directors of Churchill Downs until April 2012. From 2005 to 2011, Mr. Brodsky was the managing partner of New World Opportunity Partners, LLC, an investment firm.

Mr. Brodsky possesses extensive business, operating and executive expertise. Among other things, Mr. Brodsky has served as the Chief Executive Officer of several companies and possesses skills in executive management and leadership. We believe Mr. Brodsky’s management and leadership skills and experience as a member of the board of directors of various companies enable him to be an effective contributing member of the Board.

Michael Casey. Mr. Casey has served as a director of the Company since September 2016. Mr. Casey has served on the board of directors and as a member of the nominating/corporate governance committee and as Chairperson of the audit committee for Determine, Inc. (Nasdaq: DTRM) since 2010 and as the Chairman of the Board of Determine, Inc. since April 2019. Mr. Casey also serves on the board of directors of Revegy, Inc., a privately held software business, and on the board of directors of ServisFirst Bank of Atlanta, a subsidiary of ServisFirst Bancshares Inc. (Nasdaq: SFBS). Since 2006, Mr. Casey has been a partner at TechCXO, LLC, a professional services firm that provides financial, strategic and operational consulting services to businesses in the technology industry. Mr. Casey’s prior experience includes having served as chief financial officer for MAPICS, Inc., a publicly traded provider of enterprise resource planning software for the discrete manufacturing industries. Previously, Mr. Casey served as executive vice president, chief financial and administrative officer of iXL Enterprises, Inc., a publicly traded professional services firm, chief financial officer of Manhattan Associates, Inc., a publicly traded provider of supply chain execution solutions, and chief financial officer of IQ Software Corporation, a publicly traded provider of business intelligence software. Mr. Casey began his career as a CPA with Arthur Andersen & Co. and holds a B.B.A. degree in accounting from The University of Georgia.

Mr. Casey possesses extensive business, operating and executive expertise. Mr. Casey’s experience includes more than eleven years as a Chief Financial Officer of publicly traded software and services companies including business intelligence and supply chain sectors. In addition, Mr. Casey has served as Chief Financial Officer, Chief Operating Officer and advisor for software businesses in the asset performance management, supply chain and business intelligence and analytics sectors. We believe Mr. Casey’s management and leadership skills and experience with software businesses enable him to be an effective contributing member of the Board.

Christopher Formant. Mr. Formant has served as a director of the Company since June 2018. Mr. Formant served as the President of Verizon Enterprise Solutions, a division of Verizon Communications Inc. that provides technology and communications services and products to business and government customers, from January 2014 until December 2017. Mr. Formant previously served as the Senior Vice President of Avaya Inc. and President of Avaya Government Solutions, a provider of collaboration and communications products to governmental agencies, from August 2010 until April 2013. Mr. Formant has served on the board of directors of Vox Mobile, Inc. since December 2016, Emtec, Inc. since December 2011, RocketDocs, Inc. (formerly known as Proposal Software Inc.) since January 2017 and Pivot Technology Solutions, Inc. (TSX: PTG), an information technology provider based in Ontario, Canada, since April 2019. Mr. Formant is also on the board of trustees of the Rock and Roll Hall of Fame and Maryland University of Integrative Health.

Mr. Formant possesses extensive business, operating and executive expertise. Through his experience over the past decade as an executive of various companies in the technology and communications sectors, Mr. Formant has acquired skills in executive management and leadership. We believe Mr. Formant’s management and leadership skills and experience with technology and communications businesses enable him to be an effective contributing member of the Board.

Charles Frumberg. Mr. Frumberg has served as a director of the Company since July 2018. Mr. Frumberg has been the Managing Member of Emancipation Capital, a technology-focused group of funds, since its inception in 2003. Before founding Emancipation Capital, Mr. Frumberg served as Co-Head of Equities at SG Cowen Securities Corp. (“SG Cowen”), a leading technology and healthcare investment bank, and was a member of SG Cowen’s merchant banking and venture committees. Previously, Mr. Frumberg led U.S. Research and served as Co-Head of Global Research at UBS Securities, an investment bank, and served on its management and merchant banking committees. Mr. Frumberg has served as a member of the board of directors of multiple public and private technology companies. Mr. Frumberg earned a B.S. degree in economics at New York University and attended New York University’s Stern School of Business as part of its B.S./MBA program.

Mr. Frumberg possesses extensive business, operating and executive expertise. Having served on the boards of many technology companies, Mr. Frumberg has extensive industry and technology expertise. As the managing member of Emancipation Capital and through his executive roles as various investment banks, Mr. Frumberg also possesses significant financial and capital markets experience. We believe Mr. Frumberg’s management skills and experience with technology companies and investment banks enable him to be an effective contributing member of the Board.

Executive Officers

Chris Wolfe. See narrative description under the caption “Directors” above.

Ned Mavrommatis. Mr. Mavrommatis has served as our Chief Financial Officer since joining us in August 1999, as our Treasurer since June 2001, and as our Corporate Secretary since November 2003. Mr. Mavrommatis is also the Managing Director of our wholly-owned subsidiaries, I.D. Systems GmbH and I.D. Systems (UK) Ltd. Prior to joining us, Mr. Mavrommatis was a Senior Manager at the accounting firm of Eisner LLP (currently known as EisnerAmper LLP). Mr. Mavrommatis received a Master of Business Administration in finance from New York University’s Leonard Stern School of Business and a Bachelor of Business Administration in accounting from Bernard M. Baruch College, The City University of New York. Mr. Mavrommatis is also a Certified Public Accountant.

Bankruptcies

Other than as set forth below, during the past ten years, a petition under the federal bankruptcy laws or any state insolvency law has not been filed by or against, or a receiver, fiscal agent or similar officer has not been appointed by a court for the business or property of any of our directors or executive officers, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing. Mr. Brodsky served as the Co-Chief Executive Officer of Federated Sports & Gaming Inc. (“Federated”) and Federated Heartland, Inc. (“Federated Heartland”) from October 2010 until his resignation from Federated and Federated Heartland, effective March 1, 2012. On February 28, 2012, each of Federated and Federated Heartland filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland.

Audit Committee

The audit committee of the Board (the “Audit Committee”), which is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is composed of Messrs. Brodsky, Casey and Formant, each of whom is independent under Nasdaq Rule 5605(c)(2) and Rule 10A-3 under the Exchange Act.

The Board has determined that it has at least one “audit committee financial expert” serving on the Audit Committee. Mr. Casey serves as the audit committee financial expert. Mr. Casey also serves as the Chairman of the Audit Committee.

The Board has adopted a written charter for the Audit Committee, a copy of which is publicly available on our website at www.id-systems.com. The Audit Committee’s charter sets forth the responsibilities, authority and specific duties of the Audit Committee and is reviewed and reassessed annually. The information on our website is not a part of this Annual Report on Form 10-K/A. The charter specifies, among other things, the structure and membership requirements of the Audit Committee, as well as the relationship of the Audit Committee to our independent registered public accounting firm and management.

In accordance with its written charter, the Audit Committee assists the Board in monitoring (i) the integrity of our financial reporting process including our internal controls regarding financial reporting, (ii) our compliance with legal and regulatory requirements and (ii) the independence and performance of our internal and external auditors, and serves as an avenue of communication among the independent registered public accounting firm, management and the Board.

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

Based solely upon a review of Forms 3, 4 and 5 and any amendments to those forms that have been furnished to us, we believe that all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to the fiscal year ended December 31, 2018, except that Emancipation Management LLC and its affiliates filed late with the SEC a Form 4 with respect to a transaction that occurred on October 2, 2017.

Item 11. Executive Compensation

Compensation Committee Report

The compensation committee of the Board (the “Compensation Committee”) has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Members of the Compensation Committee:

Christopher Formant, Chairman

Kenneth Brakebill

Michael Casey

Charles Frumberg

Compensation Discussion and Analysis

Introduction

This discussion presents the principles underlying our executive officer compensation program. Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion. The focus is primarily on compensation of our executive officers for the fiscal year ended December 31, 2018, but some historical and forward-looking information is also provided to put such year’s compensation information in context. The information presented herein relates to the following individuals who are considered “named executive officers,” under applicable rules and regulations of the SEC, each of whom is sometimes referred to in this Annual Report on Form 10-K/A as a “Named Executive Officer:” (i) Chris Wolfe, who served as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2018, (ii) Ned Mavrommatis, who served as the Company’s Chief Financial Officer during the fiscal year ended December 31, 2018, and (iii) Michael L. Ehrman, who served as the Company’s Chief Technology Officer during the fiscal year ended December 31, 2018.

Compensation Philosophy and Objectives

We attempt to apply a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premises that our success is dependent upon the efforts of each employee and that a cooperative, team-oriented environment is an essential part of our culture. We believe in the importance of rewarding our employees for our successes, which is why we emphasize pay-for-performance incentive compensation. Particular emphasis is placed on broad employee equity participation through the use of stock options and restricted stock awards, as well as on annual cash bonuses linked to achievement of our corporate performance goals. We considered the results of the “say on pay” proposal with respect to executive compensation presented to the stockholders at our 2018 annual meeting held on June 14, 2018, and in light of the support the proposal received, we continue to emphasize pay-for-performance incentive compensation, as explained in detail in this Compensation Discussion and Analysis.

Our compensation programs for our Named Executive Officers are designed to achieve a variety of goals, including:

●	attracting and retaining talented and experienced executives;
●	motivating and rewarding executives whose knowledge, skills and performance are critical to our success;
●	aligning the interests of our executives and stockholders by motivating executives to increase stockholder value in a sustained manner; and
●	providing a competitive compensation package which rewards achievement of our goals.

Total compensation paid to our executive officers is influenced significantly by the need to attract and retain management employees with a high level of expertise and to motivate and retain key executives for our long-term success. Some of the components of compensation, such as salary, are generally fixed and do not vary based on our financial and other performance. Some components, such as bonus and in some cases, such as our long-term incentive plans adopted in prior years, stock options and stock award grants, are dependent upon the achievement of certain goals approved by the Compensation Committee; and for such purpose, the Compensation Committee considers goals for executive officers (other than our Chief Executive Officer) recommended by our Chief Executive Officer, and includes him in its discussions with respect to such goals. Furthermore, the value of certain of these components, such as stock options and restricted stock, is dependent upon our future stock price.

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

We view the three components of our executive officer compensation as related but distinct. Although the Compensation Committee does review total compensation, it does not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on its historical practices with the individual and our view of individual performance and other information we deem relevant. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. We have not reviewed wealth and retirement accumulation as a result of employment with us and have only focused on fair compensation for the year in question.

The Compensation Committee monitors the results of the annual advisory “say-on-pay” proposal and incorporates such results as one of many factors considered in connection with the discharge of its responsibilities. At our 2018 annual meeting of stockholders, the stockholders approved, on an advisory basis, the compensation of the Named Executive Officers, and in light of such approval, the Compensation Committee continued with its performance-based compensation philosophy and its balanced approach to the components of its compensation program.

Elements of Executive Officer Compensation

Base Salary. We pay our executive officers a base salary, which we review and determine annually. We believe that a competitive base salary is a necessary element of any compensation program. We believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries are established in part based on the particular executive’s position, responsibility, experience, skills and expected contributions during the coming year and such individual’s performance during the prior year. We also have generally sought to align base compensation levels comparable to our competitors and other companies in similar stages of development. We do not view base salaries as primarily serving our objective of paying for performance, but in attracting and retaining the most qualified executives necessary to run the Company’s business. On August 15, 2018, the annual base salary of Chris Wolfe was increased to $325,000. The Company continues to focus on pay-for-performance structure, which is discussed below.

Cash Incentive Bonus Programs.

The primary objective of our annual cash incentive bonus program is to motivate and reward our employees, including our Named Executive Officers, for meeting our short-term objectives using a pay-for-performance program with objectively determinable performance goals. Each of our Named Executive Officers was eligible to receive a cash incentive bonus under our Executive Incentive Plan (“EIP”) for the fiscal year ended December 31, 2018, which is discussed below.

Executive Incentive Plan.

The objectives of the EIP, which was adopted by the Board upon recommendation of the Compensation Committee, are to align the interests of all employees with the Company’s performance goals. The EIP focuses on rewarding executives for the achievement of financial objectives with competitive financial incentives and provides a systemic plan for establishing definitive performance goals. On February 24, 2018, the Compensation Committee approved the EIP for 2018. The objectives of the EIP are to align the interests of all employees with the Company’s performance goals. Under the EIP for 2018, the Company’s performance goals are based on (i) revenue growth and (ii) “operating income,” which for these purposes is defined as operating income (loss) from operations, excluding depreciation and amortization and stock-based compensation expense. Executives are eligible to be awarded cash bonus compensation based on the Company’s annual and quarterly results with respect to revenue growth and operating income.

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

Awards under the EIP are calculated as a percentage of an executive’s base salary and, as noted above, are based upon revenue growth and operating income. The target award under the EIP for 2018, which is calculated as a percentage of base salary, for Chris Wolfe was set at 100% of his base salary and for each of Ned Mavrommatis and Michael L. Ehrman was set at 67% of his base salary. The target award (expressed as a percentage of base salary) for each Named Executive Officer is as follows:

Named Executive Officer	Target Award Percentage
Chris Wolfe	100%
Ned Mavrommatis	67%
Michael L. Ehrman	67%

The maximum aggregate amount of the Quarterly Bonuses and the Annual Bonus (each, as defined below), for each executive is 300% of the target award for such executive.

2018 Quarterly Bonuses. Forty-five percent of the executive’s bonus under the EIP for 2018 was based on quarterly revenue and operating income targets (such portion, the “Quarterly Bonus”). For these purposes, “operating income” is defined as operating income (loss) from operations, excluding depreciation and amortization and stock-based compensation, and was calculated after all bonus expenses (the “Operating Income”). For 2018, for each of the Named Executive Officers entitled to participate in the EIP, the Company’s quarterly revenues (the “Quarterly Revenues”) were required to equal or exceed dollar amounts ranging from $13.1 million to $18.3 million and the Company’s quarterly Operating Income (the “Quarterly Operating Income”) was required to equal or exceed dollar amounts ranging from $(0.4) million to $1.1 million (each, the “Quarterly Target Amount”) in order for the executives to receive their Quarterly Bonus. For each of the first three quarters of the fiscal year, if the Quarterly Revenues were equal to at least 90% of the respective Quarterly Target Amount and the Quarterly Operating Income was equal to at least 50% of the respective Quarterly Target Amount, the executive would be entitled to receive 15% of the target award for such executive. If either the Quarterly Revenues for any quarter did not equal or exceed 90% of the respective Quarterly Target Amount for such quarter or the Quarterly Operating Income for any quarter did not equal or exceed 50% of the respective Quarterly Target Amount for such quarter, the executive would not be entitled to receive any bonus for such quarter. In the event that both the Quarterly Revenues and the Quarterly Operating Income for any quarter exceeded the Quarterly Target Amount for such quarter, the executives would not be entitled to receive any additional bonus; however, the cumulative Quarterly Revenues and Quarterly Operating Incomes for all four quarters would be considered for calculating the Annual Revenues (as defined below) for purposes of determining the Annual Bonus.

Any Quarterly Bonuses for any fiscal quarter are payable to the executives after completion of the Company’s financial statements for such quarter. Participants are not entitled to receive an award unless they are employed by the Company at the time the award is payable by the Company. Based on the Quarterly Revenues and the Quarterly Operating Income for each of the quarters during the fiscal year ended December 31, 2018, each of Chris Wolfe, Ned Mavrommatis or Michael L. Ehrman received Quarterly Bonuses under the EIP for 2018 in the aggregate amount of $43,500, $28,467 and $28,467, respectively.

2018 Annual Bonus. Fifty-five percent of the executive’s bonus under the EIP for 2018 was based on annual revenue and operating income targets (such portion, the “Annual Bonus”). For 2018, for each of the Named Executive Officers entitled to participate in the EIP, the Company’s annual revenues (the “Annual Revenues”) were required to equal or exceed $60.4 million and the Company’s annual operating income (the “Annual Operating Income”) was required to equal or exceed $2.1 million (each, the “Annual Target Amount”) in order for the executives to receive their Annual Bonus. If the Annual Revenues were equal to 90% of the Annual Target Amount and the Annual Operating Income was equal to 50% of the Annual Target Amount, the executive would be entitled to receive 55% of the target award for such executive. If either the Annual Revenues did not equal or exceed 90% of the respective Annual Target Amount or the Annual Operating Income did not equal or exceed 50% of the respective Annual Target Amount, the executive would not be entitled to receive any Annual Bonus.

Any Annual Bonuses are payable to the executives after completion of the Company’s audited financial statements for the applicable year. Participants are not entitled to receive an award unless they are employed by the Company at the time the award is payable by the Company. Based on the Annual Revenues and the Annual Operating Income for the fiscal year ended December 31, 2018, none of Chris Wolfe, Ned Mavrommatis or Michael L. Ehrman received an Annual Bonus under the EIP for 2018.

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

Historically, the Company did not have any program, plan or obligation under which it was required to grant equity compensation to any executive officer on specified dates or upon the achievement of certain performance goals. The authority to make equity grants to executive officers rests with the Compensation Committee, although, as noted, the Compensation Committee does consider the recommendations of our Chief Executive Officer in setting the compensation of our other executive officers.

On February 24, 2018, the Compensation Committee granted restricted shares of common stock to each of Chris Wolfe, Ned Mavrommatis and Michael L. Ehrman in consideration of his continued services as an officer of the Company. The number of restricted shares of our common stock granted to and held by our Named Executive Officers are set forth in the “Summary Compensation Table” and the “Grants of Plan-Based Awards” table below.

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

Benefits. The executive officers participate in all of our employee benefit plans, such as medical and 401(k) plans, on the same basis as our other employees, except that we pay 100% of the premiums for health and dental insurance of our executive officers and 75% of the premiums for health and dental insurance of our other employees.

Perquisites. Certain of our Named Executive Officers receive an allowance for automobile and related expenses, which amounts are reflected under column titled “All Other Compensation” in the “Summary Compensation Table” below. Our use of perquisites as an element of compensation is very limited. We do not view perquisites as a significant element of our comprehensive compensation structure.

Peer Group

In making decisions regarding the compensation of our executive officers, the Compensation Committee generally considers compensation and survey data for similarly situated executives at a comparison group of companies it considers our peer group. These comparison data are primarily used to gauge the reasonableness and competitiveness of executive compensation decisions. The Compensation Committee utilized as a reference for determining competitive total compensation packages for our Named Executive Officers for 2018, our peer group of companies that were identified by CRI, the compensation consultant retained by the Compensation Committee in 2012, together with a group of companies identified as our peer group by the Hay Group (the “Hay Group”), the compensation consultant retained by the Compensation Committee in 2014; however, the Compensation Committee determined not to place a significant amount of reliance on the information provided by the Hay Group since although the companies identified by the Hay Group as part of the peer group were in the same M2M industry as the Company, such companies had significantly greater revenues and market capitalizations than the Company. While the Compensation Committee refers to information with respect to its peer group for purposes of determining compensation of the executive officers, it does not benchmark compensation for the Named Executive Officers against the peer group. The peer group of companies determined by CRI was based on revenue, organizational profile and geographic location and the peer group of companies determined by the Hay Group was based primarily on industry.

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

Severance Agreements

On September 22, 2009, the Company entered into severance agreements with each of Ned Mavrommatis, the Company’s Chief Financial Officer, Treasurer and Corporate Secretary, and Michael L. Ehrman, the Company’s Chief Technology Officer, which provide each executive with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” which will have occurred if the Company terminates the executive without cause or the executive resigns for good reason within six months following a “change in control event” (as defined in the severance agreement).

Under the terms of the severance agreements with Messrs. Mavrommatis and Ehrman, subject to such executive’s delivery of a general release to the Company, each executive is entitled to the following: (i) cash payments at the rate of the executive’s annual base salary as in effect immediately prior to the Trigger Event for a period of 12 months (such period, as applicable, the “Severance Period”), made as a series of payments that are payable in accordance with the Company’s standard payroll practices; (ii) a waiver of any remaining portion of the executive’s healthcare continuation payments under COBRA for the Severance Period, provided that the executive timely elects COBRA coverage and continues to make contributions for such coverage equal to his contribution amount in effect immediately preceding the date of his termination of employment; (iii) partial accelerated vesting of the executive’s previously granted stock options and restricted stock awards, such that (to the extent not already then vested) a portion of these awards shall vest and/or become exercisable, in each case on a pro-rated basis that takes into account the number of months elapsed since the date of grant as compared to the scheduled vesting date (provided that the terms of the Company’s equity incentive plans will continue to govern acceleration of vesting in the event of a change of control as defined in such plan); and (iv) an award of “performance shares” under a restricted stock unit award agreement previously entered into between the Company and the executive.

On August 20, 2018, the Company entered into a severance agreement with Chris Wolfe, the Company’s Chief Executive Officer, which provides Mr. Wolfe with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” which will have occurred if the Company terminates Mr. Wolfe without cause, or upon the occurrence of a “Change in Control Trigger Event,” which will have occurred if the Company terminates Mr. Wolfe without cause or Mr. Wolfe resigns for good reason, each within six months following a change in control event (as defined in the severance agreement).

Under the terms of the severance agreement with Mr. Wolfe, subject to Mr. Wolfe’s delivery of a general release to the Company, Mr. Wolfe is entitled to the following: (i) cash payments either (A) at the rate of Mr. Wolfe’s annual base salary, in the case of a Trigger Event, or (B) at twice the rate of Mr. Wolfe’s annual base salary, in the event of a Change in Control Trigger Event, in each case, as in effect immediately prior to such Trigger Event or Change in Control Trigger Event, as the case may be, for a period of 12 months (such period, as applicable, the “Severance Period”), made as a series of payments that are payable in accordance with the Company’s standard payroll practices; (ii) a waiver of any remaining portion of Mr. Wolfe’s healthcare continuation payments under COBRA for the Severance Period, provided that Mr. Wolfe timely elects COBRA coverage and continues to make contributions for such coverage equal to his contribution amount in effect immediately preceding the date of his termination of employment; (iii) partial accelerated vesting of Mr. Wolfe previously granted stock options and restricted stock awards, such that (to the extent not already then vested) a portion of these awards shall vest and/or become exercisable, in each case on a pro-rated basis that takes into account the number of months elapsed since the date of grant as compared to the scheduled vesting date (provided that the terms of the Company’s equity incentive plans will continue to govern acceleration of vesting in the event of a change of control as defined in such plan); and (iv) in the event of a Change in Control Trigger Event, a pro rata portion of any bonus that would have been payable to Mr. Wolfe with respect to the year of termination based on the achievement of predetermined objectives used to determine the Company’s performance.

As a condition to the Company’s obligations under the severance agreements, each executive is required to execute and deliver to the Company a restrictive covenants agreement containing covenants regarding confidentiality, assignment of inventions, non-competition and non-solicitation. These restrictive covenants will remain in effect during the applicable severance period.

Compensation Tables

The following table, which should be read in conjunction with the explanations provided above, sets forth summary compensation information for the years ended December 31, 2018, 2017 and 2016 for our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Awards ($) (2)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Chris Wolfe,	2018	303,125	(6)	46,869	525,707		—	43,500	12,087	931,288
Chief Executive Officer (5)	2017	290,000		—	—		—	87,000	11,290	388,290
	2016	89,853	(7)	—	544,578		342,675	—	23,000	1,000,106
Ned Mavrommatis	2018	283,250		26,858	400,539		—	28,467	31,415	770,529
Chief Financial Officer,	2017	283,250	(8)	—	104,960	(8)	105,500	56,933	39,654	590,297
Treasurer and Corporate Secretary	2016	283,250		—	65,550		48,043	28,467	34,126	459,436
Michael L. Ehrman,	2018	283,250		—	170,230		—	28,467	28,557	510,504
Chief Technology Officer (9)	2017	283,250	(8)	—	79,958	(8)	79,125	56,933	37,085	536,351
	2016	283,250		—	65,550		48,043	28,467	30,231	455,541

(1) The dollar amount shown under the heading “Bonus” with respect to each of Chris Wolfe and Ned Mavrommatis for 2018 represents discretionary cash bonuses earned for 2018 in the amounts of $46,869 and $26,858, respectively, that were approved by the Board and paid in the following fiscal year.

(2) The dollar amount shown under the headings “Stock Awards” and “Option Awards” with respect to each of the Named Executive Officers for the fiscal years ended December 31, 2018, 2017 and 2016 reflect the aggregate grant date fair value of restricted stock, performance shares and option awards granted in the fiscal year indicated, computed in accordance with ASC 718, disregarding service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock and option awards, see “Note 2(R) — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 11 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

(3) The dollar amount shown under the heading “Non-Equity Incentive Plan Compensation” (i) for each of Chris Wolfe, Ned Mavrommatis and Michael L. Ehrman for 2018 represents bonus earned for such fiscal year pursuant to the Executive Incentive Plan for 2018, (ii) for each of Chris Wolfe, Ned Mavrommatis and Michael L. Ehrman for 2017 represents bonus earned for such fiscal year pursuant to the Executive Incentive Plan for 2017, and (iii) for each of Chris Wolfe, Ned Mavrommatis and Michael L. Ehrman for 2016 represents bonus earned for such fiscal year pursuant to the Executive Incentive Plan for 2016.

(4) The dollar amounts shown under the heading “All other compensation” represent the incremental cost of all perquisites and other personal benefits to our Named Executive Officers for automobile allowance and related expenses and health insurance premiums and, with respect to Chris Wolfe for 2016, moving expenses. The automobile allowance and related expenses for 2018 for each of Ned Mavrommatis and Michael L. Ehrman were $13,188 and $10,330, respectively; the health insurance premiums for 2018 for each of Chris Wolfe, Ned Mavrommatis and Michael L. Ehrman were $12,087, $18,227 and $18,227, respectively. The automobile allowance and related expenses for 2017 for each of Ned Mavrommatis and Michael L. Ehrman were $22,475 and $19,906, respectively; the health insurance premiums for 2017 for each of Chris Wolfe, Ned Mavrommatis and Michael L. Ehrman were $11,290, $17,179 and $17,179, respectively. The automobile allowance and related expenses for 2016 for each of Ned Mavrommatis and Michael L. Ehrman were $19,720 and $15,825, respectively; the health insurance premiums for 2016 for each of Ned Mavrommatis and Michael L. Ehrman were $14,406. The moving expenses for 2016 for Chris Wolfe was $23,000. Chris Wolfe did not receive an automobile allowance or payments for health insurance premiums for 2016.

(5) Chris Wolfe was appointed to serve as the Chief Executive Officer of the Company effective as of December 7, 2016.

(6) Effective as of August 15, 2018, the annual base salary of Chris Wolfe was increased to $325,000.

(7) Effective as of August 4, 2016, Chris Wolfe was appointed to serve as our Chief Product Officer. His annual base salary as Chief Product Officer was $220,000. Upon his appointment to serve as our Chief Executive Officer, effective as of December 7, 2016, Mr. Wolfe’s annual base salary was increased to $290,000.

(8) On February 17, 2017, each of Ned Mavrommatis and Michael L. Ehrman elected to reduce their annual base salaries for the remainder of 2017 and, in exchange for such salary reduction, receive restricted shares of the Company’s common stock. The annual base salary of each of Mr. Mavrommatis and Mr. Ehrman decreased from $283,250 to $258,466 and each of Mr. Mavrommatis and Mr. Ehrman received 4,957 restricted shares of the Company’s common stock. The incremental value of such 4,957 restricted shares over the $24,785 of reduced salary is reported under the heading “Stock Awards.”

(9) Michael L. Ehrman resigned from his position as Chief Technology Officer of the Company effective as of March 14, 2019.

Grants of Plan-Based Awards

The following table provides certain information with respect to restricted stock awards and options granted to our Named Executive Officers during the fiscal year ended December 31, 2018.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)			All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	maximum	(#)		(#)	($/Sh)	($)(2)
Chris Wolfe (5)	2/24/2018	43,500	290,000	870,000	—	—	—	—		—	—	—
	2/24/2018	—	—	—	—	—	—	70,850	(3)	—	—	525,707
Ned Mavrommatis	2/24/2018	28,467	189,778	569,332	—	—	—	—		—	—	—
	2/24/2018	—	—	—	—	—	—	53,981	(3)	—	—	400,539
Michael L. Ehrman	2/24/2018	28,467	189,778	569,332	—	—	—	—		—	—	—
	2/24/2018	—	—	—	—	—	—	22,842	(3)	—	—	170,230

(1) The information under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” relates to cash bonuses for the fiscal year ended December 31, 2018 payable to our named executive officers based on the achievement of quarterly and annual revenue goals and quarterly and annual “operating income” (which for these purposes is defined as operating income (loss) from operations, excluding depreciation and amortization and stock based compensation) goals for 2018 pursuant to our Executive Incentive Plan.

(2) Represents the grant date fair value computed in accordance with ASC 718. For stock awards, the grant date fair value was calculated based on the closing price of our common stock, as reported on the Nasdaq Global Market on the date of grant. For a discussion of the assumptions we made in valuing the stock and option awards, see “Note 2(R) — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 11 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

(3) Represents restricted shares issued under our 2015 Equity Compensation Plan (the “2015 Plan”). Twenty five percent (25%) of the restricted shares vest on each of the first, second, third and fourth anniversaries of the date of grant, provided that the awardee is an employee of the Company on each such anniversary, or in the case of Mr. Ehrman, provided that Mr. Ehrman continues to serve as a consultant to the Company on each such anniversary.

Stock Option Exercises and Vesting of Restricted Stock Awards

The following table provides certain information with respect to options that were exercised and shares of restricted stock that vested for each of our Named Executive Officers during the fiscal year ended December 31, 2018.

	Option Awards		Stock Awards
Name	Number of Share Acquired on Exercise (#)	Value Realized in Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized in Vesting ($)(2)
Chris Wolfe	—	—	25,000	$152,250
Ned Mavrommatis	641	7,360	32,873	$225,618
Michael L. Ehrman	738	7,360	31,832	$217,425

(1) Represents the difference between the market price of the underlying securities at exercise of the option and the exercise price of the option.

(2) Represents the aggregate dollar value of the shares on the vesting date.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards held by each of our Named Executive Officers at December 31, 2018.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chris Wolfe	50,000	50,000	5.21	8/4/2026	(3)	120,850	675,551	-	-
	50,000	50,000	4.70	12/7/2026	(3)	-	-	-	-
Ned Mavrommatis	17,061	-	4.55	3/30/2021	(4)	81,482	455,484	-	-
	40,541	-	5.93	3/29/2022	(4)	-	-	-	-
	40,842	-	5.71	4/4/2023	(3)	-	-	-	-
	15,000	15,000	4.37	3/24/2026	(3)	-	-	-	-
	12,500	37,500	6.00	2/17/2027	(3)	-	-	-	-
Michael L. Ehrman	30,488	-	3.54	6/29/2019	(4)	47,317	264,502	-	-
	44,643	-	2.84	2/5/2020	(4)	-	-	-	-
	14,217	-	4.55	3/30/2021	(4)	-	-	-	-
	33,784	-	5.93	3/29/2022	(4)	-	-	-	-
	34,035	-	5.71	4/4/2023	(3)	-	-	-	-
	15,000	15,000	4.37	3/24/2026	(3)	-	-	-	-
	9,375	28,125	6.00	2/17/2027	(3)	-	-	-	-

(1) Represents shares of our restricted common stock issued under our 2007 Equity Compensation Plan (the “2007 Plan”), 2015 Plan and 2018 Incentive Plan (the “2018 Plan”).

(2) Calculated based on $5.59 per share, the closing price per share of our common stock, as reported on the Nasdaq Global Market, on December 31, 2018.

(3) These option awards vest over a four-year period, such that twenty-five percent (25%) of the award vests each year on the anniversary of the grant date, provided that the holder is employed by the Company on such date.

(4) One hundred percent (100%) of these option awards vested on the third anniversary of the grant date, provided that the holder is employed by the Company on such date.

Potential Payments Upon Termination or Change in Control

Potential Payments Upon Termination or Change in Control under Severance Arrangements

As described above under the caption “Severance Arrangements,” the Company has entered into severance agreements with its Named Executive Officers. These severance agreements provide for severance payments or other compensation upon the termination of the Named Executive Officer’s employment or a change in control with respect to the Company.

Potential Payments Upon Termination or Change in Control under Equity Compensation Plans

Our 2007 Plan provides that, in the event of a consolidation or merger in which, after completion of any such transaction, our prior stockholders own less than 50% of the voting shares of the continuing or surviving entity, or in the event of the sale or transfer of substantially all of our assets, all outstanding options will become exercisable and all restrictions and/or forfeitures with respect to restricted stock awards and restricted stock units will lapse.

Our 2015 Plan provides that the Compensation Committee may, at the time of the grant of an award, provide for the effect of a “change in control” on any award, including (i) accelerating or extending the time periods for exercising, vesting in, or realizing gain from any award, (ii) eliminating or modifying the performance or other conditions of an award, (iii) providing for the cash settlement of an award for an equivalent cash value, as determined by the Compensation Committee, or (iv) such other modification or adjustment to an award as the Compensation Committee deems appropriate to maintain and protect the rights and interests of participants upon or following a change in control. The Compensation Committee may, in its discretion and without the need for the consent of any recipient of an award, also take one or more of the following actions contingent upon the occurrence of a change in control: (a) cause any or all outstanding options and stock appreciation rights to become immediately exercisable, in whole or in part; (b) cause any other awards to become non-forfeitable, in whole or in part; (c) cancel any option or stock appreciation right in exchange for a substitute option; (d) cancel any award of restricted stock, stock units, performance shares or performance units in exchange for a similar award of the capital stock of any successor corporation; (e) redeem any restricted stock for cash and/or other substitute consideration with a value equal to the fair market value of an unrestricted share of our common stock on the date of the change in control; (f) cancel any option or stock appreciation right in exchange for cash and/or other substitute consideration based on the value of our common stock on the date of the change in control, and cancel any option or stock appreciation right without any payment if its exercise price exceeds the value of our common stock on the date of the change in control; (g) cancel any stock unit or performance units held by a participant affected by the change in control in exchange for cash and/or other substitute consideration with a value equal to the fair market value per share of common stock on the date of the change in control, or (h) make such other modifications, adjustments or amendments to outstanding awards as the Compensation Committee deems necessary or appropriate.

For purposes of the 2015 Plan, a “change in control” means the occurrence of any of the following events: (i) any person or group (as such terms are used in Section 13(d) and 14(d) of the Exchange Act, but excluding the Company, its affiliates and any person holding securities under employee benefit plan or trust of the Company) is or becomes the beneficial owner of securities of the Company representing 50% or more of either the combined voting power of the Company’s then outstanding securities or the then outstanding shares of our common stock; (ii) any consolidation or merger of the Company where stockholders of the Company, immediately prior to such consolidation or merger, would not, immediately after such consolidation or merger, beneficially own shares representing in the aggregate 50% of more of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger; or (iii) any sale, lease, exchange or other transfer of all or substantially all of the Company’s assets, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned by persons in substantially the same proportion as their ownership of the Company immediately prior to such sale; (iv) the approval by stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company; or (v) the members of the Board at the beginning of any consecutive 24-calendar-month period (the “Incumbent Directors”) cease for any reason other than due to death to constitute at least a majority of the members of the Board; provided that any member of the Board whose election, or nomination for election by the Company’s stockholders, was approved or ratified by a vote of at least a majority of the members of the Board then still in office who were members of the Board at the beginning of such 24-calendar-month period, shall be deemed to be an Incumbent Director.

Our 2018 Plan provides that, unless the Compensation Committee provides otherwise in advance of the grant, in the event of a “change in control,” if the employee or service provider is terminated other than for “cause” (as defined in the 2018 Plan) within one year of such change in control or leaves for “good reason” (as defined in the 2018 Plan), options and restricted stock (including restricted stock units) shall vest. In addition, unless otherwise determined by the Compensation Committee, the payout of performance stock units and performance shares shall be determined exclusively by the attainment of the performance goals established by the Compensation Committee, which may not be modified after the change in control, and the Company will not have the right to reduce the awards for any other reason.

For purposes of the 2018 Plan, a “change in control” means the occurrence of any of the following events: (i) any person, other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company, becomes the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the total voting power represented by the Company’s then outstanding voting securities; (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the board of directors of the Company and any new director whose election by the board of directors or nomination for election by the Company’s stockholders was approved by a vote of a majority of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; (iii) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company’s assets.

Estimated Payments Upon Termination or Change in Control

The following table shows potential payments to the Company’s Named Executive Officers under existing severance agreements, plans or arrangements in connection with a termination of employment or change in control with respect to the Company. The following table assumes a December 31, 2018 termination or change in control date, and uses the closing price of the Company’s common stock on the Nasdaq Global Market on December 31, 2018, $5.59. The disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officer. These actual amounts would only be known at the time the Named Executive Officers become eligible for payment and would only be payable upon the termination of employment or change in control.

Name	Benefit	Non Change- in-Control Termination (Without Cause or for Good Reason) ($)		Change-in- Control Termination (Without Cause or for Good Reason) ($)		Change-in- Control Only ($)
Chris Wolfe	Severance Pay	$325,000		$650,000		—
	Exercise of Vested Stock Options Upon Termination	$2,906	(1)	$63,500	(2)	$63,500	(2)
	Realization of Restricted Stock Awards Upon Termination	$117,448		$675,552	(4)	$675,552	(4)
	Realization of Performance Share Awards Upon Termination	—		—		—
	Benefit Continuation	$21,845		$21,845		—
Ned Mavrommatis	Severance Pay	$283,250		$283,250		—
	Exercise of Vested Stock Options Upon Termination	$6,863	(1)	$18,300	(2)	$18,300	(2)
	Realization of Restricted Stock Awards Upon Termination	$118,961	(3)	$455,484	(4)	$455,484	(4)
	Realization of Performance Share Awards Upon Termination	—		—		—
	Benefit Continuation	$31,703		$31,703		—
Michael L. Ehrman	Severance Pay	$283,250		$283,250		—
	Exercise of Vested Stock Options Upon Termination	$6,863	(1)	$18,300	(2)	$18,300	(2)
	Realization of Restricted Stock Awards Upon Termination	$77,960	(3)	$287,283	(4)	$287,283	(4)
	Realization of Performance Share Awards Upon Termination	—		—		—
	Benefit Continuation	$31,703		$31,703		—

(1) Pursuant to the option award agreements entered into between the Company and each Named Executive Officer, options that have vested as of the date of termination of employment generally are exercisable for a period of three months following the date of termination (or 365 days, in the case of termination of employment resulting from death or disability). Moreover, the terms of the severance agreements entered into between the Company and each Named Executive Officer generally provide for accelerated vesting of a portion of the unvested options held by the individual upon the occurrence of a “trigger event” (as defined in such severance agreements) or a “change in control trigger event” (as defined in Mr. Wolfe’s severance agreement). Thus, the amounts reported in the table assume the exercise of any such stock options held by the Named Executive Officers at December 31, 2018 that were in-the-money as of such date.

(2) The 2007 Plan provides that all outstanding options will become exercisable upon a change in control (as defined in the 2007 Plan). The 2015 Plan provides that upon or in anticipation of any change in control (as defined in the 2015 Plan), the Compensation Committee has the discretion to accelerate the vesting of any outstanding options. The 2018 Plan provides that in the event of a change in control (as defined in the 2018 Plan), option will vest if the employee or service provider is terminated other than for cause within one year of a change in control or leaves for good reason. Thus, the amounts reported in the table assume the exercise of any outstanding stock options held by the Named Executive Officers at December 31, 2018 that were in-the-money as of such date, that, with respect to option awards issued under the 2015 Plan, the Compensation Committee decided to accelerate the vesting of such outstanding options upon a change in control, and that, with respect to option awards issued under the 2018 Plan, the Named Executive Officers were terminated other than for cause within one year of a change in control or left for good reason.

(3) The terms of the severance agreements entered into between the Company and each Named Executive Officer generally provide for accelerated vesting of a portion of the unvested restricted shares held by the individual upon the occurrence of a “trigger event” (as defined in such severance agreements) or a “change in control trigger event” (as defined in Mr. Wolfe’s severance agreement).

(4) The 2007 Plan provides that all outstanding restricted stock awards will become fully vested upon a change in control (as defined in the 2007 Plan). The 2015 Plan provides that upon or in anticipation of any change in control (as defined in the 2015 Plan), the Compensation Committee has the discretion to accelerate the vesting of any outstanding restricted stock awards. The 2018 Plan provides that in the event of a change in control (as defined in the 2018 Plan), restricted stock will vest if the employee or service provider is terminated other than for cause within one year of a change in control or leaves for good reason. The amounts reported in the table assume that, with respect to restricted stock awards issued under the 2015 Plan, the Compensation Committee decided to accelerate the vesting of such outstanding restricted stock upon a change in control and that, with respect to option awards issued under the 2018 Plan, the Named Executive Officers were terminated other than for cause within one year of a change in control or left for good reason.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Christopher Formant, Kenneth Brakebill, Michael Casey and Charles Frumberg. No member of the Compensation Committee is or has been an executive officer or employee of our Company or except as set forth above under the heading “Certain Relationships and Related Transactions,” had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2018.

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

Non-Employee Directors

On August 1, 2017, the Board adopted a non-employee director compensation program pursuant to which non-employee directors are entitled to receive annual compensation having economic value of approximately $119,000, which includes a cash retainer of $59,000 and restricted stock grants with an economic value of approximately $60,000. The cash retainer may be paid, at each director’s election, in cash or in restricted shares of our common stock. Each of the non-employee directors elected to be paid his retainer for 2018 in restricted shares of our common stock. With respect to restricted stock awards, the number of shares issuable was calculated based on the average of the reported closing price per share of the stock on the Nasdaq Global Market for the twenty (20) consecutive trading days prior to and including the date of our 2018 annual meeting of stockholders, except that in the case of Charles Frumberg, the number of shares issuable was calculated based on the average of the reported closing price per share of the stock on the Nasdaq Global Market for the twenty (20) consecutive trading days prior to and including the date that Mr. Frumberg joined the Board.

The Chairman of the Board and the chairperson of each of the committees of the Board are also entitled to a supplemental retainer, which may be paid, at each director’s election, in cash or in restricted shares of our common stock. Specifically, the Chairman of the Board receives an additional $36,000 per year of service; the chairperson of the Audit Committee receives an additional $18,000 per year of service; the chairperson of the Compensation Committee receives an additional $12,000 per year of service; and the chairperson of the Nominating Committee receives an additional $10,000 per year of service. In addition, if during the year, any director attends, in person or by telephone, more than eight meetings of the Board and/or any committee thereof, in the aggregate, such director will be entitled to receive for each additional meeting attended in person or by telephone a payment of $1,000 or $500; however, the directors maintain discretion to waive, and have on occasion agreed to waive, those additional meeting fees. Each of the non-employee directors elected to be paid his supplemental retainer in 2018 in restricted shares of our common stock.

Our non-employee directors are entitled to participate in the Company’s 2018 Plan. The 2018 Plan was adopted by the Board in April 2018 and approved by our stockholders in June 2018. As of April 29, 2019, a total 256,604 shares of our common stock remain reserved and available for issuance under the 2018 Plan, respectively. Non-employee directors are eligible to be awarded non-qualified stock options, shares of restricted stock, stock appreciation rights and other awards under the 2018 Plan. A recipient of restricted stock under the 2018 Plan is entitled to vote such shares and would be entitled to dividends, if any, paid on such shares, but is not entitled to dispose of such shares until they have vested in accordance with the terms of the applicable award.

During the fiscal year ended December 31, 2018, each of Kenneth Brakebill, Michael Brodsky, Michael Casey, Christopher Formant, Charles Frumberg and Ron Konezny was awarded an aggregate of 21,493, 25,825, 22,826, 21,826, 19,067 and 19,827 restricted shares of common stock, respectively, in consideration for his services as a director of the Company and each of Messrs. Formant and Frumberg was awarded stock options to purchase 45,000 shares of common stock in connection with his agreeing to serve as a director of the Company. All of these awards were made pursuant to the 2018 Plan. Each of the restricted stock awards granted to Messrs. Brakebill, Brodsky, Casey, Formant and Konezny were granted on June 15, 2018, and the restricted stock award granted to Mr. Frumberg was granted on July 10, 2018. All such restricted stock awards vest as to 100% of such shares on the first anniversary of the date of grant, provided that the non-employee director is then serving as a director of the Company. The stock options granted to Messrs. Formant and Frumberg vest in equal increments over a four-year period, such that 25% of such options will vest on the first, second, third and fourth anniversaries of the date of grant, provided that such individual is then serving as a director of the Company on each such date.

Our non-employee directors are not entitled to retirement, benefit or other perquisite programs.

The following table provides certain information with respect to the compensation paid to our non-employee directors during the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)(1)(3)(4)	Stock Awards ($)(2)(3)(4)	Option Awards ($)(5)(6)	Total ($)
Kenneth Brakebill	$69,000	$64,079	-	$133,079
Michael Brodsky	$95,000	$64,079	-	$159,079
Michael Casey	$77,000	$64,079	-	$141,079
Christopher Formant	$71,000	$64,079	$106,650	$241,729
Charles Frumberg	$59,000	$58,452	$111,150	$228,602
Ron Konezny	$59,000	$64,079	-	$123,079

(1)	The amount under this column with respect to each of Kenneth Brakebill, Michael Brodsky, Michael Casey, Christopher Formant, Charles Frumberg and Ron Konezny reflects the dollar amount of fees for which such non-employee director elected to be paid in restricted shares of our common stock in lieu of cash, which shares were issued under the 2018 Plan on June 15, 2018, except that in the case of Mr. Frumberg, such shares were issued on July 10, 2018. The number of restricted shares issued to each of such non-employee directors in lieu of cash was calculated based on the average of the reported closing price per share of the stock on the Nasdaq Global Market for the twenty (20) consecutive trading days prior to and including the date of our 2018 annual meeting of stockholders, except that in the case of Charles Frumberg, the number of shares issued calculated based on the average of the reported closing price per share of the stock on the Nasdaq Global Market for the twenty (20) consecutive trading days prior to and including the date that Mr. Frumberg joined the Board. Messrs. Brakebill, Brodsky, Casey, Formant, Frumberg and Konezny were granted 11,496, 15,828, 12,829, 11,829, 9,454 and 9,830 restricted shares of our common stock, respectively, in lieu of cash, the aggregate grant date fair value of which, computed in accordance with ASC 718, disregarding any service-based vesting conditions, is $73,690, $101,458, $82,234, $75,826, $57,478 and $63,011, respectively.

(2)	The amounts under this column reflect the sum of the aggregate grant date fair value of 9,997 restricted shares of our common stock granted to each of Kenneth Brakebill, Michael Brodsky, Michael Casey, Christopher Formant and Ron Konezny, under the 2018 Plan on June 15, 2018, and the aggregate grant date fair value of 9,614 restricted shares of our common stock granted to Charles Frumberg, under the 2018 Plan on July 10, 2018, each computed in accordance with ASC 718, disregarding any service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock awards, see “Note 2(R) — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 11 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The amounts set forth under this column do not include the restricted shares of common stock granted in lieu of cash for fees set forth under the column “Fees Earned or Paid in Cash.”

(3)	Each of the restricted stock awards granted to Messrs. Brakebill, Brodsky, Casey and Formant will vest in full on June 15, 2019, provided that such non-employee director is then serving as a director of the Company on such date. The restricted stock award granted to Mr. Frumberg will vest in full on July 10, 2019, provided that Mr. Frumberg is then serving as a director of the Company on such date.

(4)	At December 31, 2018, Kenneth Brakebill held 21,493 shares of unvested restricted stock; Michael Brodsky held 25,825 shares of unvested restricted stock; Michael Casey held 22,826 shares of unvested restricted stock; Christopher Formant held 21,826 shares of unvested restricted stock; and Charles Frumberg held 19,067 shares of unvested restricted stock.

(5)	The amounts under this column reflect the aggregate grant date fair value of options to purchase 45,000 shares of our common stock granted to Christopher Formant under the 2018 Plan on June 15, 2018 and to Charles Frumberg under the 2018 Plan on July 10, 2018, computed in accordance with ASC 718, disregarding any service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock options, see “Note 2(R) — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 11 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

(6)	At December 31, 2018, each of Kenneth Brakebill, Michael Casey, Christopher Formant and Charles Frumberg held options to purchase 45,000 shares of our common stock and Michael Brodsky held options to purchase 95,000 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of shares of our common stock as of April 29, 2019 by:

●	each stockholder known by us to own beneficially more than 5% of our outstanding common stock;

●	each of our executive officers named in the “Summary Compensation Table” in this Annual Report on Form 10-K/A (these executive officers are sometimes referred to herein as the “Named Executive Officers”);

●	each of our current directors; and

●	all of our current directors and executive officers as a group.

To our knowledge, except as set forth in the footnotes to the table and subject to applicable community property laws, each person or entity named in the table has sole voting and disposition power with respect to the shares set forth opposite such person’s or entity’s name. The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of April 29, 2019, through the exercise of stock options, warrants or other convertible securities or any other right. Shares of our common stock that a person has the right to acquire within 60 days of April 29, 2019 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person (except with respect to the percentage ownership of all directors and executive officers as a group). As used in this Annual Report on Form 10-K/A, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

The number and percentage of shares beneficially owned is computed on the basis of 18,213,978 shares of our common stock outstanding as of April 29, 2019. The information in the following table regarding the beneficial owners of more than 5% of our common stock is based upon information supplied by our principal stockholders or set forth in Schedules 13D and 13G filed with the SEC. The determination that there were no other persons, entities or groups known to the Company to beneficially own more than 5% of the Company’s outstanding common stock was based on a review of all statements filed with the SEC with respect to the Company pursuant to Section 13(d) or 13(g) of the Exchange Act.

The address for those persons for which an address is not otherwise provided is c/o I.D. Systems, Inc., 123 Tice Boulevard, Woodcliff Lake, New Jersey 07677.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares of Common Stock Outstanding (1)
5% Stockholders:
Cannell Capital LLC 245 Meriwether Circle Alta, WY 83414	2,651,736	(2)	14.56%
Emancipation Management LLC 825 Third Avenue New York, NY 10022	1,719,426	(3)	9.44%
Archon Capital Management LLC 1100 19th Avenue E Seattle, Washington 98112	1,154,264	(4)	6.34%
Avis Budget Group, Inc. 6 Sylvan Way Parsippany, New Jersey 07054	1,000,000	(5)	5.49%
Executive Officers:
Chris Wolfe	297,974	(6)	1.63%
Ned Mavrommatis	348,619	(7)	1.90%
Michael L. Ehrman	466,913	(8)	2.54%
Directors
Kenneth Brakebill	139,685	(9)	*
Michael Brodsky	264,499	(10)	1.45%
Michael Casey	87,848	(11)	*
Christopher Formant	35,576	(12)	*
Charles Frumberg	1,738,493	(13)	9.54%
All directors and executive officers as a group (seven individuals)	2,912,694	(14)	15.65%

* Represents less than 1% of the outstanding shares of our common stock.

(1)	Ownership percentages are based on 18,213,978 shares of common stock of the Company outstanding as of April 29, 2019.

(2)	Based on information contained in Amendment No. 3 to Schedule 13G filed with the SEC on February 14, 2019 and a Form 4 filed on March 18, 2019, Cannell Capital LLC, a Wyoming limited liability company (“Cannell Capital”), and J. Carlo Cannell, a U.S. citizen who serves as the sole managing member of Cannell Capital, beneficially own an aggregate of 2,651,736 shares of the Company’s common stock, with shared voting and dispositive power over these shares.

(3)	Based on information contained in Amendment No. 7 to Schedule 13D filed with the SEC on March 15, 2019, Emancipation Management LLC, a New York limited liability company (“Emancipation Management”), Emancipation Capital LLC, a New York limited liability company (“Emancipation Capital”), and Charles Frumberg, a U.S. citizen who serves as the managing member of Emancipation Management and Emancipation Capital, beneficially own an aggregate of 1,719,426 shares of the Company’s common stock, with shared voting and dispositive power over these shares. Emancipation Capital Master, Ltd., a Caymans Islands exempted company (“Emancipation Master”), beneficially owns an aggregate of 702,010 shares, with shared voting and dispositive power over these shares. Emancipation Capital SPV IV LLC, a Delaware limited liability company (“Emancipation SPV IV”), beneficially owns an aggregate of 1,017,416 shares, with shared voting and dispositive power over these shares.

(4)	Based on information contained in a Schedule 13G filed with the SEC on February 14, 2019, Archon Capital Management LLC, a Washington limited liability company (“Archon Capital”), and Constantinos Christofilis, a U.S. citizen who serves as the managing member of Archon Capital, beneficially own an aggregate of 1,154,264 shares of the Company’s common stock, with shared voting and dispositive power over these shares.

(5)	Based on information contained in Amendment No. 1 to Schedule 13G filed with the SEC on March 7, 2017, Avis Budget Group, Inc., a Delaware corporation (“Avis”), beneficially owns 1,000,000 shares of the Company’s common stock, with sole voting and dispositive power over these shares.

(6)	This number includes (i) 100,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2019; (ii) 25,000 restricted shares of common stock, 50% of which shares vest on each of August 4, 2019 and August 4, 2020, provided that Mr. Wolfe is employed by the Company on each such date; (iii) 25,000 restricted shares of common stock, 50% of which shares vest on each of December 7, 2019 and December 7, 2020, provided that Mr. Wolfe is employed by the Company on each such date; (iv) 53,138 restricted shares of common stock, 33 1/3% of which shares vest on each of February 24, 2020, February 24, 2021 and February 24, 2022; and (v) 17,482 restricted shares of common stock, 25% of which shares vest on each of January 7, 2020, January 7, 2021, January 7, 2022 and January 7, 2023, provided that Mr. Wolfe is employed by the Company on each such date.

(7)	This number includes (i) 145,944 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2019; (ii) 7,500 restricted shares of common stock, 100% of which shares vest on June 11, 2019, provided that Mr. Mavrommatis is employed by the Company on such date; (iii) 3,750 restricted shares of common stock, 100% of which shares vest on March 24, 2020, provided that Mr. Mavrommatis is employed by the Company on such date; (iv) 8,334 restricted shares of common stock, 50% of which shares vest on each of February 17, 2020 and February 17, 2021, provided that Mr. Mavrommatis is employed by the Company on each such date; (v) 40,486 restricted shares of common stock, 33 1/3% of which shares vest on each of February 24, 2020, February 24, 2021 and February 24, 2022, provided that Mr. Mavrommatis is employed by the Company on each such date; and (vi) 10,018 restricted shares of common stock, 25% of which shares vest on each of January 7, 2020, January 7, 2021, January 7, 2022 and January 7, 2023, provided that Mr. Mavrommatis is employed by the Company on each such date.

(8)	This number includes (i) 198,417 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2019; (ii) 7,500 restricted shares of common stock, 100% of which shares vest on June 11, 2019, provided that Mr. Ehrman continues to serve as a consultant to the Company such date; (iii) 3,750 restricted shares of common stock, 100% of which shares vest on March 24, 2020, provided that Mr. Ehrman continues to serve as a consultant to the Company such date; (iv) 6,250 restricted shares of common stock, 50% of which shares vest on each of February 17, 2020 and February 17, 2021, provided that Mr. Ehrman continues to serve as a consultant to the Company on each such date; (v) 17,207 restricted shares of common stock, 33 1/3% of which shares vest on each of February 24, 2020, February 24, 2021 and February 24, 2022, provided that Mr. Ehrman continues to serve as a consultant to the Company on each such date, and (vi) 250 shares of our common stock held by Mr. Ehrman’s spouse.

(9)	This number includes (i) 21,493 restricted shares of our common stock, all of which vest on June 15, 2019, provided that Mr. Brakebill is a director of the Company on such date; and (ii) 45,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2019.

(10)	This number includes (i) 25,825 restricted shares of our common stock, all of which vest on June 15, 2019, provided that Mr. Brodsky is a director of the Company on such date; (ii) 76,000 shares of our common stock held by Vajra Fund I, L.P., of which Mr. Brodsky is the general partner; and (iii) 70,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2019.

(11)	This number includes (i) 22,826 restricted shares of our common stock, all of which vest on June 15, 2019, provided that Mr. Casey is a director of the Company on such date; and (ii) 22,500 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2019.

(12)	This number includes (i) 21,826 restricted shares of our common stock, all of which vest on June 15, 2019, provided that Mr. Formant is a director of the Company on such date; and (ii) 11,250 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2019.

(13)	This number includes (i) 19,067 restricted shares of our common stock, all of which vest on July 10, 2019, provided that Mr. Frumberg is a director of the Company on such date; and (ii) 1,719,426 shares of our common stock held by Emancipation Master and Emancipation SPV IV. Emancipation Management serves as the investment manager of Emancipation Master and Emancipation SPV IV. Emancipation Capital is the managing member of Emancipation SPV IV. Mr. Frumberg is the managing member of Emancipation Management and Emancipation Capital and shares voting and dispositive power over the shares held by Emancipation Master and Emancipation SPV IV.

(14)	This number includes an aggregate of 394,694 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 29, 2019 and excludes shares beneficially owned by Mr. Ehrman, who is no longer an executive officer of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

In accordance with its charter, the Audit Committee is responsible for annually reviewing any transactions or series of similar transactions to which we are or were a party and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. Our Audit Committee’s procedures for reviewing related party transactions are not in writing. Except as described below, since January 1, 2017, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company is or was a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. As of April 29, 2019, our common stock is the Company’s only class of voting securities.

Director Independence

Our Board has determined that each of our current directors and Ron Konezny, who served as a director until August 15, 2018, satisfies the current “independent director” standards established by the Nasdaq Rules and, as to the members of the Audit Committee of our Board, the additional independence requirements under applicable rules and regulations of the SEC. Thus, a majority of the Board is comprised of independent directors as required by the Nasdaq rules. The Audit Committee of the Board is composed of Messrs. Brodsky, Casey and Formant, each of whom is an independent director in accordance with Nasdaq Rule 5605(c). The Compensation Committee of the Board is composed of Messrs. Brakebill, Casey, Formant and Frumberg, each of whom is an independent director in accordance with Nasdaq Rule 5605(d). The Nominating Committee of the Board is composed of Messrs. Brakebill, Brodsky, Casey and Frumberg, each of whom is independent in accordance with Nasdaq Rule 5605(e).

Item 14. Principal Accounting Fees and Services

The Audit Committee has appointed the firm of EisnerAmper LLP as the independent registered public accounting firm to audit our financial statements for the current fiscal year.

Fees and Services of Independent Registered Certified Public Accounting Firm

Audit Fees

The aggregate fees billed by EisnerAmper LLP, our independent registered public accounting firm, for professional services rendered for (i) the audit of our annual financial statements for the fiscal year ended December 31, 2018, (ii) for the review of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2018, and (iii) for the review of a registration statement on Form S-8 and the related consent were $201,000. The aggregate fees billed by EisnerAmper LLP, our independent registered public accounting firm, for professional services rendered for (i) the audit of our annual financial statements for the fiscal year ended December 31, 2017, (ii) for the review of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2017, (iii) for the review of the financial statements included in our Current Report on Form 8-K during the fiscal year ended December 31, 2017, and (iv) for the filing of a registration statement on Form S-3 and issuance of comfort letters and consents in connection with a public offering during the fiscal year ended December 31, 2017 were $314,000.

Audit-Related Fees

Other than the fees described under the caption “Audit Fees” above, there were no fees billed by EisnerAmper LLP for assurance and related services reasonably related to the performance of the audit or review of our financial statements during the fiscal years ended December 31, 2018 and 2017.

Tax Fees

There were no fees billed by EisnerAmper LLP for professional services rendered for tax compliance, tax advice or tax planning during fiscal years ended December 31, 2018 and 2017.

All Other Fees

The aggregate fees billed by EisnerAmper LLP for products or professional services rendered during the fiscal years ended December 31, 2018 and 2017, other than services described under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above, were $0.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent registered public accounting firm provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences. The independent registered public accounting firm also submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit commences. None of the fees for services described above under the captions “Audit-Related Fees” or “All Other Fees” approved by the Audit Committee were approved pursuant to the exception provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2019

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

Signature	Title	Date

/s/ Chris A. Wolfe	Chief Executive Officer	April 30, 2019
Chris A. Wolfe	(Principal Executive Officer)

/s/ Ned Mavrommatis	Chief Financial Officer	April 30, 2019
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Kenneth Brakebill	Director	April 30, 2019
Kenneth Brakebill

/s/ Michael Brodsky	Director	April 30, 2019
Michael Brodsky

/s/ Michael Casey	Director	April 30, 2019
Michael Casey

/s/ Christopher Formant	Director	April 30, 2019
Christopher Formant

/s/ Charles Frumberg	Director	April 30, 2019
Charles Frumberg

