Form 10-Q
period 2019-03-31
ID SYSTEMS INC
filed 2019-05-15
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

(201) 996-9000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IDSY	The Nasdaq Global Market

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on May 13, 2019 was 18,213,978.

INDEX

I.D. Systems, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2018	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10,159,000	$9,515,000
Restricted cash	307,000	307,000
Investments - short term	394,000	-
Accounts receivable, net of allowance for doubtful accounts of $67,000 and $117,000 in 2018 and 2019, respectively	9,247,000	13,295,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2018 and 2019	1,036,000	995,000
Inventory, net	4,649,000	5,058,000
Deferred costs - current	3,660,000	3,829,000
Prepaid expenses and other current assets	3,208,000	3,224,000

Total current assets	32,660,000	36,223,000

Investments - long term	4,131,000	-
Financing receivables - less current portion	1,254,000	1,138,000
Deferred costs - less current portion	5,409,000	6,074,000
Fixed assets, net	2,149,000	2,194,000
Goodwill	7,318,000	8,896,000
Intangible assets, net	4,705,000	5,312,000
Right of use asset	-	2,188,000
Other assets	177,000	504,000
	$57,803,000	$62,529,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$8,027,000	$9,680,000
Deferred revenue - current	7,902,000	9,856,000
Acquisition related contingent consideration payable	946,000	966,000
Lease liability - current	-	819,000

Total current liabilities	16,875,000	21,321,000

Deferred revenue - less current portion	9,186,000	9,934,000
Lease liability – less current portion	-	1,542,000
Deferred rent	208,000	-

	26,269,000	32,797,000
Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 19,178,000 and 19,259,000 shares issued at December 31, 2018 and March 31, 2019, respectively; shares outstanding, 18,166,000 and 18,214,000 at December 31, 2018 and March 31, 2019, respectively	192,000	193,000
Additional paid-in capital	138,693,000	139,275,000
Accumulated deficit	(101,180,000)	(103,374,000)
Accumulated other comprehensive loss	(435,000)	(400,000)
Treasury stock; 1,012,000 and 1,045,000 common shares at cost at December 31, 2018 and March 31, 2019, respectively	(5,736,000)	(5,962,000)

Total stockholders’ equity	31,534,000	29,732,000
Total liabilities and stockholders’ equity	$57,803,000	$62,529,000

*Derived from audited balance sheet as of December 31, 2018.

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2019
Revenue:
Products	$9,898,000	$7,249,000
Services	3,481,000	6,362,000
	13,379,000	13,611,000

Cost of revenue:
Cost of products	5,842,000	4,239,000
Cost of services	1,075,000	2,354,000
	6,917,000	6,593,000
Gross profit	6,462,000	7,018,000
Operating expenses:
Selling, general and administrative expenses	5,517,000	6,110,000
Research and development expenses	1,743,000	1,660,000
Acquisition-related fees	179,000	1,449,000
	7,439,000	9,219,000
Loss from operations	(977,000)	(2,201,000)
Interest income	77,000	65,000
Interest expense	(57,000)	(20,000)
Other income (loss), net	(33,000)	(38,000)
Net loss	$(990,000)	$(2,194,000)
Net loss per share - basic and diluted	$(0.06)	$(0.12)
Weighted average common shares outstanding - basic and diluted	16,981,000	17,621,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2018	2019

Net loss	$(990,000)	$(2,194,000)

Other comprehensive (loss) income:

Unrealized (loss) gain on investments	(93,000)	9,000

Reclassification of net realized investment loss included in net loss	33,000	38,000

Foreign currency translation adjustment	(137,000)	(12,000)

Total other comprehensive (loss) income	(197,000)	35,000

Comprehensive loss	$(1,187,000)	$(2,159,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2018	19,178,000	$192,000	$138,693,000	$(101,180,000)	$(435,000)	$(5,736,000)	$31,534,000

Net loss	-	-	-	(2,194,000)	-	-	(2,194,000)

Foreign currency translation adjustment	-	-	-	-	(12,000)	-	(12,000)

Reclassification of unrealized losses on investments, net of realized amounts	-	-	-	-	47,000	-	47,000

Issuance of restricted stock	81,000	1,000	(1,000)	-	-	-	-

Shares repurchased pursuant to vesting of restricted stock	-	-	-	-	-	(226,000)	(226,000)

Stock based compensation - restricted stock	-	-	447,000	-	-	-	447,000

Stock based compensation - options	-	-	136,000	-	-	-	136,000

Balance at March 31, 2019	19,259,000	$193,000	$139,275,000	$(103,374,000)	$(400,000)	$(5,962,000)	$29,732,000

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2017	18,327,000	$183,000	$133,569,000	$(95,368,000)	$(578,000)	$(4,835,000)	$32,971,000

Net loss	-	-	-	(990,000)	-	-	(990,000)

Foreign currency translation adjustment	-	-	-	-	(137,000)	-	(137,000)
Unrealized loss on investments, net of realized amounts	-	-	-	-	(60,000)	-	(60,000)

Shares issued pursuant to exercise of stock options	65,000	1,000	424,000	-	-	-	425,000
Issuance of restricted stock	235,000	2,000	(2,000)	-	-	-	-

Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(408,000)	(408,000)

Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(238,000)	(238,000)

Forfeiture of restricted shares	(20,000)	-	-	-	-	-	-

Stock based compensation - restricted stock	-	-	431,000	-	-	-	431,000

Stock based compensation - options and performance shares	-	-	63,000	-	-	-	63,000

Balance at March 31, 2018	18,607,000	$186,000	$134,485,000	$(96,358,000)	$(775,000)	$(5,481,000)	$32,057,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2019
Cash flows from operating activities: (net of assets acquired)

Net loss	$(990,000)	$(2,194,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	48,000	72,000
Stock-based compensation expense	494,000	583,000
Depreciation and amortization	393,000	382,000
Inventory reserve	60,000	45,000
Change in contingent consideration	56,000	20,000
Other non-cash items	13,000	(3,000)
Changes in:
Accounts receivable	(796,000)	(3,928,000)
Financing receivables	167,000	157,000
Inventory	(211,000)	(255,000)
Prepaid expenses and other assets	(1,991,000)	(16,000)
Deferred costs	390,000	(834,000)
Deferred revenue	(841,000)	2,702,000
Accounts payable and accrued expenses	1,155,000	1,653,000
Net cash used in operating activities	(2,053,000)	(1,616,000)
Cash flows from investing activities:
Acquisition	-	(3,097,000)
Capital expenditures	(81,000)	(234,000)
Purchase of investments	(709,000)	(99,000)
Proceeds from the sale and maturities of investments	2,659,000	4,638,000
Net cash provided by investing activities	1,869,000	1,208,000
Cash flows from financing activities:
Proceeds from exercise of stock options	187,000	-
Common stock repurchased – vesting of restricted stock	(408,000)	(226,000)
Net cash used in financing activities	(221,000)	(226,000)
Effect of foreign exchange rate changes on cash and cash equivalents	(147,000)	(10,000)
Net decrease in cash, cash equivalents and restricted cash	(552,000)	(644,000)
Cash, cash equivalents and restricted cash - beginning of period	5,403,000	10,466,000
Cash, cash equivalents and restricted cash - end of period	$4,851,000	$9,822,000
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$5,097,000	$10,159,000
Restricted cash	306,000	307,000
Cash, cash equivalents, and restricted cash, beginning of period	$5,403,000	$10,466,000

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$4,545,000	$9,515,000
Restricted cash	306,000	307,000
Cash, cash equivalents, and restricted cash, end of beginning of period	$4,851,000	$9,822,000

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	-	-
Noncash investing and financing activities:
Unrealized (loss) gain on investments	$(60,000)	$47,000
Value of shares withheld pursuant to stock issuance	$646,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

NOTE 1 - DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

I.D. Systems, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our” or “us”) develop, market and sell wireless machine-to-machine solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles such as forklifts and airport ground support equipment, rental vehicles and transportation assets, such as trucks, semi-tractors, dry van trailers, refrigerated trailers, railcars and containers. The Company’s patented wireless asset management systems utilize radio frequency identification (RFID), Wi-Fi, Bluetooth, satellite or cellular communications, and sensor technology and software to address the needs of organizations to control, track, monitor and analyze their assets. Our cloud-based analytics software application for both industrial trucks and logistics assets is designed to provide a single, integrated view of asset activity across multiple locations, generating enterprise-wide benchmarks and peer-industry comparisons to provide an even deeper layer of insights into asset operations. Analytics determines key performance indicators relating to the performance of managed assets. The Company’s solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, revenue, productivity and efficiency of their operations. The Company outsources its hardware manufacturing operations to contract manufacturers.

I.D. Systems, Inc. was incorporated in Delaware in 1993 and commenced operations in January 1994.

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly-owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“IDS GmbH”), I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“IDS Ltd”) and Keytroller (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2019, the consolidated results of its operations for the three-month periods ended March 31, 2018 and 2019, the consolidated change in stockholders’ equity for the three-month periods ended March 31, 2018 and 2019 and the consolidated cash flows for the three-month periods ended March 31, 2018 and 2019. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year then ended.

Certain amounts included in selling, general and administrative expenses in the prior period’s consolidated financial statements have been reclassified to acquisition-related expenses to conform to the current period presentation for comparative purposes.

Acquisition

On January 30, 2019, the Company completed the acquisition (the “CarrierWeb Acquisition”) of substantially all of the assets of telematics provider CarrierWeb, L.L.C. (“CarrierWeb”), an Atlanta-based provider of real-time in-cab mobile communications technology, electronic logging devices (ELDs), two-way refrigerated command and control, and trailer tracking. The assets the Company acquired in the CarrierWeb Acquisition will be integrated into the Company’s logistics visibility solutions and products. The CarrierWeb Acquisition allows the Company to offer a full complement of highly-integrated logistics technology solutions to its current customers and prospects and immediately add customers and subscriber units.

Merger Transactions

On March 13, 2019, the Company entered into an Agreement and Plan of Merger (the “Pointer Merger Agreement”), with PowerFleet, Inc., a wholly-owned subsidiary of the Company (“Parent”), Pointer Telocation Ltd. (“Pointer”), Powerfleet Israel Holding Company Ltd., a wholly-owned subsidiary of Parent (“Pointer Holdco”), and Powerfleet Israel Acquisition Company Ltd., a wholly-owned subsidiary of Pointer Holdco (“Pointer Merger Sub”), pursuant to which Pointer Merger Sub will merge with and into Pointer, with Pointer surviving as a direct, wholly-owned subsidiary of Pointer Holdco (the “Pointer Merger”) in exchange for consideration consisting of $8.50 in cash and 1.272 shares of common stock of Parent per ordinary share of Pointer. Also on March 13, 2019, and in connection with the Pointer Merger Agreement, the Company entered into an Investment and Transaction Agreement (the “Investment Agreement”) with Parent, PowerFleet US Acquisition Inc., a wholly-owned subsidiary of Parent (“IDS Merger Sub”), and ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P., pursuant to which the Company will reorganize into a new holding company structure by merging IDS Merger Sub with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “IDS Merger”), and pursuant to which Parent will issue and sell in a private placement shares of Parent’s newly created Series A Convertible Preferred Stock, to finance a portion of the cash consideration payable in the Pointer Merger. As a result of the transactions contemplated by the Pointer Merger Agreement and the Investment Agreement (the “Merger Transactions”), the Company and Pointer will each become wholly-owned subsidiaries of Parent. The Merger Transactions have been unanimously approved by the boards of directors of both companies, are subject to customary closing conditions, including approval by our stockholders and Pointer’s shareholders. The Merger Transactions are expected to close in the third quarter of 2019.

At the closing of the Merger Transactions, the combined company will be named PowerFleet and the shares of PowerFleet common stock are expected to be listed on the Nasdaq Global Market and the Tel Aviv Stock Exchange under the symbol “PWFL.”

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

The pending Merger Transactions will be accounted for as a business combination and the Company has been identified as the accounting acquirer. For the three-month period ended March 31, 2019, the Company incurred acquisition-related expenses of approximately $1,319,000 which are included in acquisition-related fees.

Liquidity

As of March 31, 2019, we had cash (including restricted cash) and cash equivalents of $9.8 million and working capital of $14.9 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash and cash equivalents from the sale of common stock. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least May 15, 2020.

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

NOTE 4 - INVESTMENTS

The Company’s investments as of December 31, 2018 include debt securities, U.S. Treasury Notes, government and state agency bonds and corporate bonds, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of December 31, 2018, all of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gains and (losses) reported as comprehensive income or (loss). For the three-month periods ended March 31, 2018 and 2019, the Company reported unrealized (losses) gains, net of realized amounts of $(93,000) and $9,000, respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year. All other securities are classified as long-term.

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2018 are as follows:

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

As of December 31, 2018, all of the Company’s investments are classified as Level 1 fair value measurements.

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

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our wireless asset management systems, spare parts, or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold (see Note 15). We recognize revenue for remotely hosted SaaS agreements and post-contract maintenance and support agreements beyond our standard warranties over the life of the contract.

The following table sets forth our revenues by product line for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Product	Service	Total

Industrial truck management	$5,585,000	$1,814,000	$7,399,000
Connected vehicles	-	2,328,000	2,328,000
Logistics visibility	1,664,000	2,220,000	3,884,000
Total Revenue	$7,249,000	$6,362,000	$13,611,000

	Three Months Ended March 31, 2018
	Product	Service	Total

Industrial truck management	$6,176,000	$1,444,000	$7,620,000
Connected vehicles	2,256,000	33,000	2,289,000
Logistics visibility	1,466,000	2,004,000	3,470,000
Total Revenue	$9,898,000	$3,481,000	$13,379,000

Industrial truck management and connected vehicles solutions

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

The balances of contract assets, and contract liabilities from contracts with customers are as follows as of December 31, 2018 and March 31, 2019:

	December 31, 2018	March 31, 2019
		(Unaudited)

Current assets:
Deferred sales commissions to employees	$585,000	$656,000
Deferred costs	$9,069,000	$9,903,000

Current liabilities:
Deferred revenue -other (1)	$305,000	$1,580,000
Deferred maintenance and SaaS revenue (1)	4,607,000	5,239,000
Deferred logistics visibility solutions product revenue (1)	12,176,000	12,971,000

	17,088,000	19,790,000
Less: Current portion	7,902,000	9,856,000

Deferred revenue - less current portion	$9,186,000	$9,934,000

(1)	We record deferred revenues when cash payments are received or due in advance of our performance. For the three months ended March 31, 2018 and 2019, the Company recognized revenue of $4,248,000 and $2,500,000, respectively. The Company expects to recognize deferred revenue as revenue before year 2023, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers. We do not separately account for activation fees since no good or service is transferred to the customer. Therefore, the activation fee is included in the transaction price and allocated to the performance obligations in the contract and deferred/amortized over the life of the contract.

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

Development projects with Avis Budget Car Rental, LLC

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

On December 3, 2018 (the “SOW#5 Effective Date”), the Company entered into a statement of work (the “SOW#5”) with ABCR for 75,000 units of the Company’s System, Maintenance Services for sixty months from installation of the equipment and the non-recurring engineering (“NRE”) services for development of additional features and functionality for the consideration of approximately $33,000,000. ABCR has an option to purchase additional units and has the option to renew the Maintenance Services period for an additional twelve months upon its expiry, and then after such 12-month period, ABCR can purchase additional Maintenance Services on a month-to-month basis (during which ABCR can terminate the Maintenance Services) for up to forty-eight additional months.

The Company recognizes revenue on the non-recurring engineering services on an input-cost method performance basis, as determined by the relationship of actual labor and material costs incurred to date compared to the estimated total project costs. Estimates of total project costs are reviewed and revised during the term of the project. Revisions to project costs estimates, where applicable, are recorded in the period in which the facts that give rise to such changes become known. For the three-month period ended March 31, 2019, the Company recognized SOW#5 NRE revenue of $1,798,000.

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

Approximately $2.1 million of the SOW#5 NRE transaction price that has not yet been recognized as revenue as of March 31, 2019 is expected to be recognized in 2019.

Part of the performance credit earnbacks and incentive payments (“performance bonus”) have been excluded from the disclosure table above because it was not included in the transaction price. That part of the performance bonus was excluded from the transaction price in accordance with the accounting guidance in Topic 606 on constraining estimates of variable consideration, including the following factors:

●	the susceptibility of the consideration amount to factors outside the Company’s influence, including weather conditions and the risk of obsolescence of the promised goods and services;

●	whether the uncertainty about the consideration amount is not expected to be resolved for a long period of time;

●	the Company’s experience with similar types of contracts;

●	whether the Company expects to offer price concessions or change the payment terms; and

●	the range of possible consideration amounts.

NOTE 6 - FINANCING RECEIVABLES

Financing receivables consists of sales-type lease receivables from the sale of the Company’s products and services. The present value of net investment in sales-type lease receivable is principally for three- to five-year leases of the Company’s products and is reflected net of unearned interest income of $114,000 and $101,000 at December 31, 2018 and March 31, 2019, respectively, at a weighted-average discount rate of 3%.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of March 31, 2019 are as follows:

Year ending December 31:

April - December 2019	$730,000
2020	800,000
2021	393,000
2022	153,000
2023	57,000
Thereafter	-

2,133,000
Less: Current portion	995,000

Sales-type lease receivable - less current portion	$1,138,000

The allowance for doubtful accounts represents the Company’s best estimate of the amount of credit losses in the Company’s existing sales-type lease receivables. The allowance for doubtful accounts is determined on an individual lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers its customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the lease’s effective interest rate. There were no impairment losses recognized for the three-month periods ended March 31, 2018 and 2019. The Company does not accrue interest when a lease is considered impaired. When the ultimate collectability of the principal balance of the impaired lease is in doubt, all cash receipts on impaired leases are applied to reduce the principal amount of such leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest income when it is probable that the Company will collect the remaining principal and interest of an impaired lease. Leases become past due based on how recently payments have been received.

NOTE 7 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $119,000 at December 31, 2018, and $118,000 at March 31, 2019.

Inventories consist of the following:

	December 31, 2018	March 31, 2019
		(Unaudited)

Components	$2,218,000	$1,030,000
Finished goods	2,431,000	4,028,000

	$4,649,000	$5,058,000

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2018	March 31, 2019
		(Unaudited)

Equipment	$1,114,000	$1,167,000
Computer software and web application development	5,633,000	5,635,000
Computer hardware	2,664,000	2,461,000
Furniture and fixtures	466,000	466,000
Automobiles	60,000	24,000
Leasehold improvements	181,000	207,000

	10,118,000	9,960,000
Accumulated depreciation and amortization	(7,969,000)	(7,766,000)

	$2,149,000	$2,194,000

Depreciation and amortization expense of fixed assets for the three-month periods ended March 31, 2018 and 2019 was $215,000 and $189,000, respectively. This includes amortization of costs associated with computer software and web application development for the three-month periods ended March 31, 2018 and 2019 of $131,000 and $133,000, respectively.

The Company capitalizes in fixed assets the costs of software development and web application development. Specifically, the assets comprise an implementation and enhancements of Enterprise Resource Planning (ERP) software, enhancements to the VeriWiseTM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $5,000 and $-0- for such projects for the three-month periods ended March 31, 2018 and 2019, respectively.

NOTE 9 - ACQUISITION

On January 30, 2019, the Company completed the CarrierWeb Acquisition. Aggregate consideration for the CarrierWeb Acquisition was $2,797,000, consisting of a closing cash payment of $2,797,000, less a credit bid by the Company in the amount of the aggregate principal amount plus accrued and unpaid interest outstanding under a $650,000 debtor-in-possession loan made by the Company to CarrierWeb on January 11, 2019. An additional $700,000 is payable, if CarrierWeb Services Ltd. (“CarrierWeb Ireland”), an affiliate of CarrierWeb, is restored to the Register of Companies in Ireland on or before May 1, 2019. The $700,000 was paid in April 2019 upon such restoration. The CarrierWeb Acquisition was subject to the entry of a sale order by the United States Bankruptcy Court for the Northern District of Georgia approving such acquisition. The sale order was entered on January 28, 2019. In connection with the restoration of CarrierWeb Ireland to the Register of Companies in Ireland, the Company also made certain loans to CarrierWeb Ireland in the aggregate principal amount of $300,000 which is included in other assets in the Condensed Consolidated Balance Sheets.

The assets the Company acquired in the CarrierWeb Acquisition will be integrated into the Company’s logistics visibility solutions and products. In connection with the transaction, the Company offered employment to all of the former employees of CarrierWeb. The CarrierWeb Acquisition allows the Company to offer a full complement of highly-integrated logistics technology solutions to its current customers and prospects, and immediately add customers and subscriber units. For the three-month period ended March 31, 2019, the Company incurred acquisition-related expenses of approximately $130,000 which are included in acquisition-related fees.

The purchase method of accounting in accordance with ASC805, Business Combinations, was applied for the CarrierWeb Acquisition. This requires the total cost of an acquisition to be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition with the excess cost accounted for as goodwill. Goodwill arising from the acquisition is attributable to expected product and sales synergies from combining the operations of the acquired business with those of the Company.

The following table summarizes the approximate preliminary purchase price allocation based on estimated fair values of the net assets acquired at the acquisition date:

Accounts receivable	$192,000
Inventory	200,000
Other assets	27,000
Customer relationships	800,000
Goodwill (a)	1,578,000
Net assets acquired	$2,797,000

(a)	The goodwill is fully deductible for tax purposes.

The Company will finalize the purchase price allocation as soon as all the required information is available.

The results of operations of CarrierWeb have been included in the condensed consolidated statement of operations as of the effective date of acquisition. For the three months ended March 31, 2019, the CarrierWeb acquisition contributed approximately $628,000 to the Company’s revenues. Operating income contributed by the CarrierWeb acquisition was not separately identifiable due to Company’s integration activities and is impracticable to provide.

On July 31, 2017, the Company, together with its wholly-owned subsidiary Keytroller, LLC, a Delaware limited liability company (“Keytroller”), acquired substantially all of the assets of Keytroller, LLC, a Florida limited liability company (the “Keytroller Acquisition”), pursuant to an asset purchase agreement (the “Purchase Agreement”) by and among the Company, Keytroller, Keytroller, LLC, a Florida limited liability company (n/k/a Sparkey, LLC) (“Sparkey”) and the principals of Sparkey party thereto. Consideration for the Keytroller Acquisition included (i) $7,098,000 in cash paid at closing, (ii) 295,902 shares of our common stock issued at closing with a fair value of $2,000,000 and (iii) up to $3,000,000 of shares of our common stock as potential earn-out payments to be made on the first and second anniversaries of the closing date of the Keytroller Acquisition, computed in accordance with the terms of the Purchase Agreement. The potential earn-out payments were estimated at a fair value of $2,683,000. During the fourth quarter of 2017, the Company paid a post-closing working capital adjustment of $275,000. On September 14, 2018, the Company issued 296,000 shares for the earn-out payment for the twelve-month period ending on the first anniversary of the closing date of the Keytroller Acquisition. On September 14, 2018, the Company entered into an amendment to the Purchase Agreement effective as of August 1, 2018, which, among other things, fixed the second anniversary earn-out payment that Sparkey will be entitled to receive at 147,951 shares of the Company’s common stock and removes certain restrictions on the operations of the Company during such twelve-month period. Because the amendment fixed the second anniversary earn-out payment by removing the performance criteria associated with such earn-out payment, the second anniversary earn-out payment is no longer considered contingent consideration.

NOTE 10 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2018 and March 31, 2019:

March 31, 2019 (Unaudited)	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	10	$3,923,000	(536,000)	3.387,000
Trademark and tradename	10 - 15	1,367,000	(209,000)	1,158,000
Patents	11	1,489,000	(1,252,000)	237,000
Favorable contract interest	5	388,000	(162,000)	226,000
Covenant not to compete	4	208,000	(69,000)	139,000
		7,375,000	(2,228,000)	5,147,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$7,540,000	$(2,228,000)	$5,312,000

December 31, 2018	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	10	$3,123,000	(442,000)	2,681,000
Trademark and tradename	10 - 15	1,367,000	(178,000)	1,189,000
Patents	11	1,489,000	(1,218,000)	271,000
Favorable contract interest	5	388,000	(137,000)	251,000
Covenant not to compete	4	208,000	(60,000)	148,000
		6,575,000	(2,035,000)	4,540,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,740,000	$(2,035,000)	$4,705,000

Amortization expense for the three-month periods ended March 31, 2018 and 2019 was $178,000 and $193,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

April - December 2019	$592,000
2020	792,000
2021	616,000
2022	542,000
2023	518,000
Thereafter	2,087,000
5,147,000

The change in goodwill from January 1, 2019 to March 31, 2019 is as follows:

Balance of as January 1, 2019	$7,318,000
CarrierWeb acquisition	1,578,000
Balance as of March 31, 2019	$8,896,000

NOTE 11 - STOCK-BASED COMPENSATION

Stock Option Plans

In June 2018, the Company’s stockholders approved the 2018 Incentive Plan (the “2018 Plan”) pursuant to which the Company may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 1,500,000 shares of common stock with a vesting period of approximately four to five years. There were 257,000 shares available for future issuance under the 2018 Plan at March 31, 2019. Upon the adoption of the 2018 Plan, the Company’s 2009 Non-Employee Director Equity Compensation Plan and the 2015 Equity Compensation Plan were frozen, and no new awards can be issued pursuant to such plans.

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

The following table summarizes the activity relating to the Company’s stock options for the three-month period ended March 31, 2019:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	1,220,000	$5.37
Granted	869,000	6.20
Exercised	-	-
Forfeited or expired	-	-

Outstanding at end of period	2,089,000	$5.71	7 years	$764,000

Exercisable at end of period	794,000	$5.16	5 years	$624,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	March 31,
	2018	2019

Expected volatility	-	42.1%
Expected life of options (in years)	-	6
Risk free interest rate	-	2.5%
Dividend yield	-	0%
Weighted average fair value of options granted during the period	-	$2.67

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company recorded stock-based compensation expense of $100,000 and $136,000, respectively, for the three-month periods ended March 31, 2018 and 2019, in connection with awards made under the stock option plans.

The fair value of options vested during the three-month periods ended March 31, 2018 and 2019 was $216,000 and $201,000, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2018 and 2019 was $62,000 and $-0-, respectively.

As of March 31, 2019, there was approximately $1,644,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.09 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the three-month period ended March 31, 2019 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Restricted stock, non-vested, beginning of year	568,000	$6.65
Granted	81,000	6.05
Vested	(90,000)	6.79
Forfeited	-	-

Restricted stock, non-vested, end of period	559,000	$6.54

The Company recorded stock-based compensation expense of $431,000 and $447,000, respectively, for the three-month periods ended March 31, 2018 and 2019, in connection with restricted stock grants. As of March 31, 2019, there was $2,661,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.72 years.

Performance Shares – Transaction-Related Awards

In connection with the Merger Transactions, on March 13, 2019, the Company’s Board of Directors approved the grant of options to purchase 350,000 shares of the Company’s common stock to Chris Wolfe, the Company’s Chief Executive Officer, and the grant of options to purchase 150,000 shares of the Company’s common stock to Ned Mavrommatis, the Company’s Chief Financial Officer. The options are subject to the terms of the 2018 Plan, have an exercise price of $6.28 per share, vest upon the attainment of adjusted EBITDA targets for the fiscal years ending December 31, 2020 and December 31, 2021 and become exercisable 180 days after vesting. Vesting of the options will accelerate in the event of certain change of control transactions, provided that the options will not accelerate upon the consummation of the Pointer Merger Agreement. The options will automatically expire upon the termination of the Investment Agreement and the Pointer Merger Agreement.

The Company’s Board of Directors also approved the grant of options to purchase an aggregate of 500,000 shares of Parent’s common stock, which will consist of grants to Chris Wolfe and Ned Mavrommatis in amounts to be determined and approved by the Company’s Board of Directors or the Compensation Committee of the Company’s Board of Directors. The options will be subject to the terms of the 2018 Plan, will have an exercise price equal to the higher of $6.00 per share or the closing price of the Company’s common stock on the closing date of the Merger Transactions, vest upon the attainment of adjusted EBITDA targets for the fiscal years ending December 31, 2020 and December 31, 2021 and become exercisable 180 days after vesting. Vesting of the options will accelerate in the event of certain change of control transactions, provided that the options will not accelerate upon the consummation of the Merger Transactions. The options will automatically expire upon the failure to obtain stockholder approval of an amendment to the 2018 Plan to increase the number of shares available under such plan within one year.

NOTE 12 - STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. The Company’s Board of Directors has the authority to issue shares of preferred stock and to determine the price and terms of those shares. No shares of preferred stock are issued and outstanding.

Stock repurchase program

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the three-month period ended March 31, 2019. As of March 31, 2019, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

Shares Withheld or Repurchased

During the three-month periods ended March 31, 2018 and 2019, 85,000 and 33,000 shares, respectively, of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $646,000 and $226,000, respectively.

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

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2019 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	loss

Balance at January 1, 2019	$(388,000)	$(47,000)	$(435,000)
Net current period change	(12,000)	47,000	35,000

Balance at March 31, 2019	$(400,000)	$-	$(400,000)

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2018 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	loss

Balance at January 1, 2018	$(465,000)	$(113,000)	$(578,000)
Net current period change	(137,000)	(60,000)	(197,000)

Balance at March 31, 2018	$(602,000)	$(173,000)	$(775,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income or loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign currency financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation losses of $(137,000) and $(12,000) for the three-month periods ended March 31, 2018 and 2019, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity. Effective December 1, 2015, the intercompany transactions with IDS GmbH are not considered of a long-term investment nature and the effect of the exchange rate changes subsequent to December 1, 2015 on the intercompany transactions are included selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions gains (losses) for the three-month periods ended March 31, 2018 and 2019 of $181,000 and $(26,000), respectively, are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

NOTE 14 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three-month periods ended March 31, 2018 and 2019 are as follows:

	Three Months Ended
	March 31,
	2018	2019
Basic and diluted loss per share
Net loss	$(990,000)	$(2,194,000)

Weighted-average shares outstanding	16,981,000	17,621,000

Basic and diluted net loss per share	$(0.06)	$(0.12)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and unvested restricted stock and performance shares awards. For the three-month periods ended March 31, 2018 and 2019, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 1,806,000 and 2,648,000, respectively would have been anti-dilutive due to the net loss.

NOTE 15 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2018	March 31, 2019
		(Unaudited)

Accounts payable	$6,644,000	$8,521,000
Accrued warranty	422,000	372,000
Accrued compensation	870,000	674,000
Other current liabilities	91,000	113,000

	$8,027,000	$9,680,000

The Company’s products are warranted against defects in materials and workmanship for a period of one to three years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2018 and March 31, 2019.

The following table summarizes warranty activity for the three-month periods ended March 31, 2018 and 2019:

	Three Months Ended March 31,
	2018	2019

Accrued warranty reserve, beginning of period	$535,000	$422,000
Accrual for product warranties issued	23,000	80,000
Product replacements and other warranty expenditures	(33,000)	(54,000)
Expiration of warranties	(30,000)	(76,000)

Accrued warranty reserve, end of period	$495,000	$372,000

NOTE 16 – LEASES

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for office space and office equipment. The Company’s leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to five years. The Company considered these options to extend in determining the lease term used to establish the Company’s right-of use assets and lease liabilities once reasonably certain of exercise. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The operating lease ROU asset also includes any lease payments made in advance of lease commencement and excludes lease incentives. The lease terms used in the calculations of the operating ROU assets and operating lease liabilities include options to extend or terminate the lease when the Company is reasonably certain that it will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately.

Components of lease expense are as follows:

Three Months Ended March 31, 2019

Operating lease cost	$179,000
Short term lease cost	44,000
$223,000

The Company has lease arrangements which are classified as short-term in nature. The Company has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Three Months Ended March 31, 2019

Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$196,000
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$2,556,000

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

March 31, 2019

Weighted-average remaining lease term (in years)	3.9
Weighted-average discount rate	7.5%

Scheduled maturities of operating lease liabilities outstanding as of March 31, 2019 are as follows:

Year ending December 31,
April – December 2019	$722,000
2020	971,000
2021	302,000
2022	172,000
2023	177,000
Thereafter	401,000
Total lease payments	2,745,000
Less: Imputed interest	(384,000)
Present value of lease liabilities	$2,361,000

NOTE 17 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of March 31, 2019, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

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

NOTE 19 - CONCENTRATION OF CUSTOMERS

For the three-month period ended March 31, 2019 and as of March 31, 2019, one customer accounted for 17%, of the Company’s revenue and 28% of the Company’s accounts receivable. Two customers accounted for 19% and 19% of finance receivables as of March 31, 2019.

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

The net revenue and net loss for IDS GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2018	2019
Net revenue	$194,000	$471,000

Net loss	(44,000)	(57,000)

Total assets of IDS GmbH were $1,430,000 and $1,738,000 as of December 31, 2018 and March 31, 2019, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended
	March 31,
	2018	2019
Net revenue	$97,000	$180,000

Net (loss) income	46,000	101,000

Total assets of IDS Ltd were $1,054,000 and $1,150,000 as of December 31, 2018 and March 31, 2019, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Except for normal operating leases, the Company is not currently subject to any material commitments.

Severance agreements

The Company has entered into severance agreements with two executive officers. The severance agreement for Ned Mavrommatis, the Company’s Chief Financial Officer, provides Mr. Mavrommatis with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” which will have occurred if the Company terminates the executive without cause or the executive resigns for good reason within six months following a change in control event. The severance agreement for Chris Wolfe, the Company’s Chief Executive Officer, provides Mr. Wolfe with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” which will have occurred if the Company terminates Mr. Wolfe without cause, or upon the occurrence of a “Change in Control Trigger Event,” which will have occurred if the Company terminates Mr. Wolfe without cause or Mr. Wolfe resigns for good reason, each within six months following a change in control event. As a condition to the Company’s obligations under the severance agreements, each executive has executed and delivered to the Company a restrictive covenants agreement.

Under the terms of the severance agreement with Mr. Mavrommatis, Mr. Mavrommatis is entitled to the following: (i) a cash payment at the rate of the executive’s annual base salary as in effect immediately prior to the Trigger Event for a period of 12 months, (ii) a waiver of any remaining portion of the executive’s healthcare continuation payments under COBRA for the twelve-month severance period, provided that the executive timely elects COBRA coverage and continues to make contributions for such coverage equal to his contribution amount in effect immediately preceding the date of his termination of employment, and (iii) partial accelerated vesting of the executive’s previously granted stock options and restricted stock awards. Under the terms of the severance agreement with Mr. Wolfe, Mr. Wolfe is entitled to the following: (i) a cash payment either (A) in the event of a Trigger Event, at the rate of his annual base salary, or (B) in the event of a Change in Control Trigger Event, at twice the rate of his annual base salary, in each case as in effect immediately prior to the Trigger Event or Change in Control Trigger Event, as the case may be, for a period of 12 months, (ii) a waiver of any remaining portion of Mr. Wolfe’s healthcare continuation payments under COBRA for the twelve-month severance period, provided that he timely elects COBRA coverage and continues to make contributions for such coverage equal to his contribution amount in effect immediately preceding the date of his termination of employment, (iii) partial accelerated vesting of Mr. Wolfe’s previous granted stock options and restricted stock awards, and (iv) in the event of a Change in Control Trigger Event, a pro-rata portion of any bonus that would have been payable to Mr. Wolfe with respect to the year of termination based on the achievement of predetermined Company objectives used to determine the Company’s performance.

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

In August 2018, the Securities and Exchange Commission (the “SEC”) issued a final rule that amends certain of the SEC’s disclosure requirements, including requirements relating to disclosures about changes in stockholders’ equity. For Quarterly Reports on Form 10-Q, the final rule extends to interim periods the annual requirement in Rule 3-04 of Regulation S-X, to disclose (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares (as opposed to common stock only, as previously required). Pursuant to the final rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for “the current and comparative year-to-date [interim] periods, with subtotals for each interim period,” i.e., a reconciliation covering each period for which an income statement is presented. Rule 3-04 of Regulation S-X permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule is effective for all filings made on or after November 5, 2018. SEC staff has indicated it would not object if a registrant’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. Therefore, the Company conformed to this rule in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): “Targeted Improvements,” which provides an optional transition method to allow entities, on adoption of ASU 2016-02, to report prior periods under previous lease accounting guidance. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The revised guidance is effective for the Company beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted Topic 842; refer to “Note 16 – Leases” for more information.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by, and information currently available to, management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “believe”, “expect”, “estimate”, “project”, “predict”, “forecast”, “plan”, “anticipate”, “target”, “outlook”, “envision”, “intend”, “seek”, “may”, “will”, or “should”, and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including, without limitation, business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, and resource constraints encountered in developing new products, and other factors described under “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

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

Overview

We develop, market and sell wireless machine-to-machine (“M2M”) solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles such as forklifts and airport ground support equipment, rental vehicles, and transportation assets such as trucks, semi-tractors, dry van trailers, refrigerated trailers, railcars and containers. Our patented systems utilize radio frequency identification (RFID), Wi-Fi, Bluetooth, satellite or cellular communications, and sensor technology and software to address the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, revenue, productivity and efficiency of their operations.

On March 13, 2019, we entered into an Agreement and Plan of Merger (the “Pointer Merger Agreement”), with PowerFleet, Inc., a wholly-owned subsidiary of the Company (“Parent”), Pointer Telocation Ltd. (“Pointer”), Powerfleet Israel Holding Company Ltd., a wholly-owned subsidiary of Parent (“Pointer Holdco”), and Powerfleet Israel Acquisition Company Ltd., a wholly-owned subsidiary of Pointer Holdco (“Pointer Merger Sub”), pursuant to which Pointer Merger Sub will merge with and into Pointer, with Pointer surviving as a direct, wholly-owned subsidiary of Pointer Holdco (the “Pointer Merger”) in exchange for consideration consisting of $8.50 in cash and 1.272 shares of common stock of Parent per ordinary share of Pointer. Also on March 13, 2019, and in connection with the Pointer Merger Agreement, we entered into an Investment and Transaction Agreement (the “Investment Agreement”) with Parent, PowerFleet US Acquisition Inc., a wholly-owned subsidiary of Parent (“IDS Merger Sub”), and ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P., pursuant to which we will reorganize into a new holding company structure by merging IDS Merger Sub with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “IDS Merger”), and pursuant to which Parent will issue and sell in a private placement shares of Parent’s newly created Series A Convertible Preferred Stock to finance a portion of the cash consideration payable in the Pointer Merger. As a result of the transactions contemplated by the Pointer Merger Agreement and the Investment Agreement (the “Merger Transactions”), we and Pointer will each become wholly-owned subsidiaries of Parent. The Merger Transactions have been unanimously approved by the boards of directors of both companies, are subject to customary closing conditions, including approval by our stockholders and Pointer’s shareholders, and are expected to close in the third quarter of 2019.

On January 30, 2019, we completed the acquisition (the “CarrierWeb Acquisition”) of substantially all of the assets of CarrierWeb, L.L.C., an Atlanta-based provider of real-time in-cab mobile communications technology, electronic logging devices, two-way refrigerated command and control, and trailer tracking. The assets we acquired in the CarrierWeb Acquisition will be integrated into our logistics visibility solutions and products. The CarrierWeb Acquisition allows us to offer a full complement of highly-integrated logistics technology solutions to its current customers and prospects and immediately adds customers and subscriber units.

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

To increase asset utilization, our LV solutions can improve overall operating efficiency, increase revenue miles and reduce the number of assets needed by:

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

Analytics, Image Deep Learning and Lucy

Our analytics platforms for both industrial trucks and logistics assets provide our customers with a holistic view of their asset activity across an enterprise supply chain. Our image deep learning system allows us to process images from FreightCAM and other sources and identify key aspects of operations and geospatial information such as location, work being accomplished, type of cargo, how cargo is loaded and if there are any visible issues such as damage. Lucy, our deep learning voice integrated virtual analyst can help make the data and alerts actionable and can assist our customers by giving them a tireless virtual assistant.

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

Risks to Our Business

During the three-month period ended March 31, 2019, we generated revenues of $13.6 million, and Avis accounted for 17% of our revenues. During the three-month period ended March 31, 2018, we generated revenues of $13.4 million, and Avis, Toyota Industries Corporation and Wal-Mart Stores, Inc. accounted for 17%, 16% and 12% of our revenues, respectively.

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

As of March 31, 2019, we had cash (including restricted cash), cash equivalents and marketable securities of $9.8 million and working capital of $14.9 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash and cash equivalents from the sale of common stock. To date, the Company has not generated sufficient cash flow solely from operating activities, although we had positive cash flows in 2017, to fund its operations.

We believe our available working capital, anticipated level of future revenues, expected cash flows from operations will provide sufficient funds to cover capital requirements for at least the next twelve months.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies

For the three-month period ended March 31, 2019, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2018, except, as noted in Note 22 of the Notes to our Unaudited Condensed Consolidated Financial Statements, the Company adopted the new leasing accounting standard ASU No. 2016-02, “Leases” (Topic 842), which became effective on January 1, 2019.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended March 31,
	2018	2019
Revenue:
Products	74.0%	53.3%
Services	26.0	46.7
	100.0	100.0
Cost of revenue:
Cost of products	43.7	31.1
Cost of services	8.0	17.3
	51.7	48.4
Gross profit	48.3	51.6
Operating expenses:
Selling, general and administrative expenses	41.2	44.9
Research and development expenses	13.0	12.2
Acquisition-related fees	1.3	10.6
	55.5	67.7
Loss from operations	(7.2)	(16.1)
Interest income	0.6	0.5
Interest expense	(0.4)	(0.1)
Other income	(0.2)	(0.3)
Net loss	(7.2)%	(16.0)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2018	2019
Product revenue:
Industrial truck management	$6,176,000	$5,585,000
Logistics visibility	1,466,000	1,664,000
Connected vehicles	2,256,000	-
	9,898,000	7,249,000

Services revenue:
Industrial truck management	1,444,000	1,814,000
Logistics visibility	2,004,000	2,220,000
Connected vehicles	33,000	2,328,000
	3,481,000	6,362,000

	$13,379,000	$13,611,000

REVENUES. Revenues increased by approximately $0.2 million, or 1.7%, to $13.6 million in the three months ended March 31, 2019 from $13.4 million in the same period in 2018. The increase in revenue is principally attributable to an increase in total logistics visibility revenue of approximately $0.4 million to $3.9 million in 2019 from $3.5 million in 2018, partially offset by a decrease in total industrial truck management revenue of approximately $0.2 million to $7.4 million in 2019 from $7.6 million in 2018.

Revenues from products decreased by approximately $2.6 million, or 26.8%, to $7.2 million in the three months ended March 31, 2018 from $9.9 million in the same period in 2018 principally from a decrease in connected vehicles product revenue of approximately $2.3 million in 2019 from 2018 as no units were shipped during the first quarter of 2019 under SOW#5 with ABCR. Industrial truck management product revenue decreased by approximately $0.6 million to $5.6 million in 2019 from $6.2 million in 2018 principally due to a decrease in product revenue from Toyota Industries Corporation. Logistics visibility product revenue increased by approximately $0.2 million to $1.7 million in 2019 from $1.5 million in 2018 principally due to product revenue from Publix Super Markets, Inc. from the CarrierWeb acquisition.

Revenues from services increased by approximately $2.9 million, or 82.8%, to $6.4 million in the three months ended March 31, 2019 from $3.5 million in the same period in 2018 principally from an increase in connected vehicles service revenue of approximately $1.8 million from the SOW#5 non-recurring engineering services with ABCR. Industrial truck management service revenue increased by approximately $0.4 million to $1.8 million in 2019 from $1.4 million in 2018 principally due to an increase in service revenue from Toyota Industries Corporation. Logistics visibility service revenue increased by approximately $0.2 million to $2.2 million in 2019 from $2.0 million in 2018 principally due to an increase in revenue per active units.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended March 31,
	2018	2019
Cost of products:
Industrial truck management	$2,825,000	$2,956,000
Logistics visibility	1,247,000	1,283,000
Connected vehicles	1,770,000	-
	5,842,000	4,239,000

Cost of services:
Industrial truck management	493,000	521,000
Logistics visibility	537,000	559,000
Connected vehicles	45,000	1,274,000
	1,075,000	2,354,000

	$6,917,000	$6,593,000

COST OF REVENUES. Cost of revenues decreased by approximately $0.3 million, or 4.7%, to $6.6 million in the three months ended March 31, 2019 from $6.9 million for the same period in 2018. Gross profit was $7.0 million in three months ended March 31, 2019 compared to $6.5 million for the same period in 2018. As a percentage of revenues, gross profit increased to 51.6% in 2019 from 48.3% in 2018.

Cost of products decreased by approximately $1.6 million, or 27.4%, to $4.2 million in the three months ended March 31, 2019 from $5.8 million in the same period in 2018. Gross profit for products was $3.0 million in 2019 compared to $4.1 million in 2018. The decrease in the product revenue gross profit was attributable to a decrease of approximately $0.7 million in the industrial truck management gross profit to $2.6 million in 2019 from $3.4 million in 2018 and a decrease in the connected vehicles product revenue gross profit of $0.5 million in 2019 from 2018 as no units were shipped during the first quarter of 2019 under SOW#5 with ABCR. The logistics visibility gross profit increased approximately $0.2 million to $0.4 million in 2019 from $0.2 million in 2018. As a percentage of product revenues, gross profit of 41.5% in 2019 remained generally consistent with the gross profit of 41.0% in 2018.

Cost of services increased by approximately $1.3 million, or 119.0%, to $2.4 million in the three months ended March 31, 2019 from $1.1 million in the same period in 2018. Gross profit for services was $4.0 million in 2019 compared to $2.4 million in 2018. The increase in the service revenue gross profit was attributable to an increase of approximately $1.1 million in the connected vehicles gross profit to $1.1 in 2018 from $-0- in 2018 the SOW#5 non-recurring engineering services with ABCR. The industrial truck management service revenue gross profit increased $0.3 million to $1.3 million in 2019 from $1.0 million in 2018. The logistics visibility gross profit increased approximately $0.2 million to $1.7 million in 2019 from $1.5 million in 2018. As a percentage of service revenues, gross profit decreased to 63.0% in 2019 from 69.1% in 2018. The industrial truck management service revenue gross profit percentage increased to 71.3% in 2019 from 65.9% in 2018 principally due to a decrease in communications and installation expenses. The connected vehicles service revenue gross profit percentage increased to 45.3% in 2019 principally from the SOW#5 non-recurring engineering services with ABCR. The logistics visibility service revenue gross profit percentage increased to 74.8% in 2019 from 73.2% in 2018 principally due to an increase in revenue per active units and lower communication expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $0.6 million, or 10.7%, to approximately $6.1 million in the three months ended March 31, 2019 compared to $5.5 million in the same period in 2018 principally due to CarrierWeb headcount related expenses and an increase of approximately $0.2 million in foreign currency translation expenses. As a percentage of revenues, SG&A expenses increased to 44.9% in the three months ended March 31, 2019 from 41.2% in the same period in 2018, primarily due to the increase in expenses noted above.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses of approximately $1.7 million in the three months ended March 31, 2019 remained generally consistent with R&D expenses in 2018. As a percentage of revenues, research and development expenses decreased to 12.2% in the three months ended March 31, 2019 from 13.0% in the same period in 2018, primarily due to the increase in revenue from 2018 to 2019.

ACQUISITION-RELATED FEES. Acquisition related expenses increased by approximately $1.3 million, or 709.5%, to approximately $1.4 million in the three months ended March 31, 2019 compared to $0.2 million in the same period in 2018 principally from Pointer Telocation merger related expenses. As a percentage of revenues, acquisition-related expenses increased to 10.6% in the three months ended March 31, 2019 from 1.3% in the same period in 2018, primarily due to the increase in expenses noted above.

NET LOSS. Net loss was $2.2 million, or $(0.12) per basic and diluted share, for the three months ended March 31, 2019 as compared to net loss of $1.0 million, or $(0.06) per basic and diluted share, for the same period in 2018. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of March 31, 2019, we had cash (including restricted cash) and cash equivalents of $9.8 million and working capital of $14.9 million, compared to cash (including restricted cash), cash equivalents and marketable securities of $15.0 million and working capital of $15.8 million as of December 31, 2018.

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

Capital Requirements

As of March 31, 2019, we had cash (including restricted cash) and cash equivalents of $9.8 million and working capital of $14.9 million. Our primary sources of cash are cash flows from operating activities and our holdings of cash and cash equivalents from the sale of common stock. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least May 15, 2020.

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

Operating Activities

Net cash used in operating activities was $1.6 million for the three-month period ended March 31, 2019, compared to net cash used in operating activities of $2.1 million for the for the same period in 2018. The net cash used in operating activities for the three-month period ended March 31, 2019 reflects a net loss of $2.2 million and includes non-cash charges of $0.6 million for stock-based compensation and $0.4 million for depreciation and amortization expense. Changes in working capital items included:

●	an increase in accounts receivables of $3.9 million;

●	an increase in deferred costs of $0.8 million;

●	a decrease in deferred costs of $0.4 million;

●	an increase in deferred revenue of $2.7 million; and

●	an increase in accounts payable and accrued expenses of $1.7 million, primarily due to the timing of payments to our vendors.

Investing Activities

Net cash provided by investing activities was $1.2 million for the three-month period ended March 31, 2019, compared to net cash provided by investing activities of $1.9 million for the same period in 2018. The change from the same period in 2018 was primarily due to $3.1 million used in the acquisitions partially offset by an increase in net proceeds from the sale of investment of approximately $2.6 million in 2019.

Financing Activities

Net cash used in financing activities was $0.2 million for the three-month period ended March 31, 2019, compared to net cash used in financing activities of $0.2 million for the same period in 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2019, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as noted below.

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

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. The Company faces both translation and transaction risks related to foreign currency exchange. Our results of operations and cash flows are subject to fluctuations in the Euro and British Pound Sterling against the United States Dollar (“USD”). Our statement of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as USD denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, and accounts payable denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows. An assumed one percent adverse change in foreign currency exchange rates would result in losses of approximately $57,000 for the three-month period ended March 31, 2019.

For the three-month periods ended March 31, 2018 and 2019 revenues denominated in foreign currencies were approximately 2.2% and 4.8%, respectively. Cumulative foreign currency translation losses of $(602,000) and $(400,000) related to the Company’s German and United Kingdom subsidiaries are included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at March 31, 2018 and 2019, respectively. The aggregate foreign currency transaction exchange rate gains (losses) included in loss before income taxes were $181,000 and $(26,000) for the three-month periods ended March 31, 2018 and 2019, respectively.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.

Our cash (including restricted cash) and cash equivalents consist of cash and money market funds. As of March 31, 2019, the carrying value of our cash and cash equivalents approximated fair value. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

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

As of March 31, 2019, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting due to the adoption of the new leasing standard.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of May 15, 2019, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part 1, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended March 31, 2019, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program, shares withheld for taxes due upon vesting of restricted stock and to pay the exercise price of stock options exercised for each month of the quarterly period ended March 31, 2019. As the table indicates, the Company did not make any share repurchases under the share repurchase program during the quarterly period ended March 31, 2019 and the Company has no present intention to make any share repurchases under the share repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2019 - January 31, 2019	1,000	(1)	5.97	-	$1,660,000
February 1, 2019 - February 28, 2019	29,000	(2)	$7.11	-	1,660,000
March 1, 2019 - March 31, 2019	3,000	(3)	5.82	-	1,660,000

Total	33,000		$6.96	-	$1,660,000

(1)	Represents shares of common stock repurchased to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during January 2019.
(2)	Represents shares of common stock repurchased to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during February 2019.
(3)	Represents shares of common stock repurchased to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during March 2019.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated March 13, 2019, by and among PowerFleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).†

2.2	Investment and Transaction Agreement, dated March 13, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc. and ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V., L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).†

10.1	Commitment Letter, dated March 13, 2019, by and between I.D. Systems, Inc. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

10.2	Voting and Support Agreement, dated March 13, 2019, by and among Emancipation Management LLC, Emancipation Capital Master, Ltd., Emancipation Capital SPV IV LLC and Emancipation Capital LLC, as the Stockholder, and I.D. Systems, Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

10.3	Voting and Support Agreement, dated March 13, 2019, by and among DBSI Investments Ltd., as the Stockholder, and Pointer Telocation Ltd., I.D. Systems, Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

I.D. SYSTEMS, INC.

Date: May 15, 2019	By:	/s/ Chris A. Wolfe
Chris A. Wolfe
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated March 13, 2019, by and among PowerFleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).†

2.2	Investment and Transaction Agreement, dated March 13, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc. and ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V., L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).†

10.1	Commitment Letter, dated March 13, 2019, by and between I.D. Systems, Inc. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

10.2	Voting and Support Agreement, dated March 13, 2019, by and among Emancipation Management LLC, Emancipation Capital Master, Ltd., Emancipation Capital SPV IV LLC and Emancipation Capital LLC, as the Stockholder, and I.D. Systems, Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

10.3	Voting and Support Agreement, dated March 13, 2019, by and among DBSI Investments Ltd., as the Stockholder, and Pointer Telocation Ltd., I.D. Systems, Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

* Furnished herewith.

