Form 10-Q
period 2019-06-30
ID SYSTEMS INC
filed 2019-08-14
CIK 49615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on August 12, 2019 was 18,447,779.

INDEX

I.D. Systems, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2018	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10,159,000	$8,098,000
Restricted cash	307,000	307,000
Investments - short term	394,000	-
Accounts receivable, net of allowance for doubtful accounts of $67,000 and $143,000 in 2018 and 2019, respectively	9,247,000	11,026,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2018 and 2019	1,036,000	782,000
Inventory, net	4,649,000	6,986,000
Deferred costs - current	3,660,000	3,800,000
Prepaid expenses and other current assets	3,208,000	2,945,000

Total current assets	32,660,000	33,944,000

Investments - long term	4,131,000	-
Financing receivables - less current portion	1,254,000	1,291,000
Deferred costs - less current portion	5,409,000	5,878,000
Fixed assets, net	2,149,000	2,166,000
Goodwill	7,318,000	8,373,000
Intangible assets, net	4,705,000	6,259,000
Right of use asset	-	2,004,000
Other assets	177,000	497,000
	$57,803,000	$60,412,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$8,027,000	$11,605,000
Deferred revenue - current	7,902,000	8,366,000
Acquisition related contingent consideration payable	946,000	993,000
Lease liability - current	-	831,000

Total current liabilities	16,875,000	21,795,000

Deferred revenue - less current portion	9,186,000	9,416,000
Lease liability - less current portion	-	1,341,000
Deferred rent	208,000	-

	26,269,000	32,552,000
Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 19,178,000 and 19,473,000 shares issued at December 31, 2018 and June 30, 2019, respectively; shares outstanding, 18,166,000 and 18,425,000 at December 31, 2018 and June 30, 2019, respectively	192,000	195,000
Additional paid-in capital	138,693,000	140,051,000
Accumulated deficit	(101,180,000)	(105,959,000)
Accumulated other comprehensive loss	(435,000)	(446,000)
Treasury stock; 1,012,000 and 1,048,000 common shares at cost at December 31, 2018 and June 30, 2019, respectively	(5,736,000)	(5,981,000)

Total stockholders’ equity	31,534,000	27,860,000
Total liabilities and stockholders’ equity	$57,803,000	$60,412,000

*Derived from audited balance sheet as of December 31, 2018.

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Revenue:
Products	$10,784,000	$10,643,000	$20,682,000	$17,892,000
Services	4,025,000	5,631,000	7,506,000	11,993,000

	14,809,000	16,274,000	28,188,000	29,885,000
Cost of revenue:
Cost of products	7,408,000	7,062,000	13,250,000	11,301,000
Cost of services	986,000	2,141,000	2,061,000	4,495,000

	8,394,000	9,203,000	15,311,000	15,796,000

Gross profit	6,415,000	7,071,000	12,877,000	14,089,000

Operating expenses:
Selling, general and administrative expenses	5,844,000	5,993,000	11,361,000	12,103,000
Research and development expenses	1,542,000	2,024,000	3,285,000	3,684.000
Acquisition-related expenses	149,000	1,613,000	328,000	3,062,000

	7,535,000	9,630,000	14,974,000	18,849,000

Loss from operations	(1,120,000)	(2,559,000)	(2,097,000)	(4,760,000)
Interest income	74,000	8,000	151,000	73,000
Interest expense	(59,000)	(26,000)	(116,000)	(46,000)
Other expense, net	(11,000)	(8,000)	(44,000)	(46,000)

Net loss	$(1,116,000)	$(2,585,000)	$(2,106,000)	$(4,779,000)

Net loss per share - basic and diluted	$(0.07)	$(0.15)	$(0.12)	$(0.27)

Weighted average common shares outstanding - basic and diluted	17,066,000	17,678,000	17,024,000	17,650,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019

Net loss	$(1,116,000)	$(2,585,000)	$(2,106,000)	$(4,779,000)

Other comprehensive (loss) income, net:

Unrealized (loss) gain on investments	(22,000)	-	(115,000)	9,000

Reclassification of net realized investment losses included in net loss	10,000	-	43,000	38,000

Foreign currency translation adjustment	189,000	(46,000)	52,000	(58,000)

Total other comprehensive gain (loss)	177,000	(46,000)	(20,000)	(11,000)

Comprehensive loss	$(939,000)	$(2,631,000)	$(2,126,000)	$(4,790,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the period from January 1, 2019 through June 30, 2019

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2018	19,178,000	$192,000	$138,693,000	$(101,180,000)	$(435,000)	$(5,736,000)	$31,534,000

Net loss	-	-	-	(2,194,000)	-	-	(2,194,000)

Foreign currency translation adjustment	-	-	-	-	(12,000)	-	(12,000)

Reclassification of unrealized losses on investments, net of realized amounts	-	-	-	-	47,000	-	47,000

Shares issued pursuant to exercise of stock options	-	-	-				-

Issuance of restricted stock	81,000	1,000	(1,000)	-	-	-	-

Shares repurchased pursuant to vesting of restricted stock	-	-	-	-	-	(226,000)	(226,000)

Stock based compensation - restricted stock	-	-	447,000	-	-	-	447,000

Stock based compensation - options	-	-	136,000	-	-	-	136,000

Balance at March 31, 2019	19,259,000	$193,000	$139,275,000	$(103,374,000)	$(400,000)	$(5,962,000)	$29,732,000

Net loss	-	-	-	(2,585,000)	-	-	(2,585,000)

Foreign currency translation adjustment	-	-	-	-	(46,000)	-	(46,000)

Reclassification of unrealized losses on investments, net of realized amounts	-	-	-	-	-	-	-

Shares issued pursuant to exercise of stock options	50,000	-	177,000				177,000

Issuance of restricted stock	164,000	2,000	(2,000)	-	-	-	-

Shares repurchased pursuant to vesting of restricted stock	-	-	-	-	-	(19,000)	(19,000)

Stock based compensation - restricted stock	-	-	440,000	-	-	-	449,000

Stock based compensation - options	-	-	161,000	-	-	-	152,000

Balance at June 30, 2019	19,473,000	$195,000	$140,051,000	$(105,959,000)	$(446,000)	$(5,981,000)	$27,860,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the period from January 1, 2018 through June 30, 2018

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2017	18,327,000	$183,000	$133,569,000	$(95,368,000)	$(578,000)	$(4,835,000)	$32,971,000

Net loss	-	-	-	(990,000)	-	-	(990,000)

Foreign currency translation adjustment	-	-	-	-	(137,000)	-	(137,000)

Unrealized loss on investments, net of realized amounts	-	-	-	-	(60,000)	-	(60,000)

Shares issued pursuant to exercise of stock options	65,000	1,000	424,000	-	-	-	425,000

Issuance of restricted stock	235,000	2,000	(2,000)	-	-	-	-

Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(408,000)	(408,000)

Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(238,000)	(238,000)

Forfeiture of restricted shares	(20,000)	-	-	-	-	-	-

Stock based compensation - restricted stock	-	-	431,000	-	-	-	431,000

Stock based compensation - options and performance shares	-	-	63,000	-	-	-	63,000

Balance at March 31, 2018	18,607,000	$186,000	$134,485,000	$(96,358,000)	$(775,000)	$(5,481,000)	$32,057,000

Net loss	-	-	-	(1,116,000)	-	-	(1,116,000)

Foreign currency translation adjustment	-	-	-	-	189,000	-	189,000

Unrealized loss on investments, net of realized amounts	-	-	-	-	(12,000)	-	(12,000)

Shares issued pursuant to exercise of stock options	1,000	-	3,000	-	-	-	3,000

Issuance of restricted stock	121,000	2,000	(2,000)	-	-	-	-

Shares repurchased pursuant to vesting of restricted stock	-	-	-	-	-	(48,000)	(48,000)

Shares withheld pursuant to exercise of stock options	-	-	-	-	-	-	-

Forfeiture of restricted shares	-	-	-	-	-	-	-

Stock based compensation - restricted stock	-	-	500,000	-	-	-	500,000

Stock based compensation - options and performance shares	-	-	95,000	-	-	-	95,000

Balance at June 30, 2018	18,729,000	$188,000	$135,081,000	$(97,474,000)	$(598,000)	$(5,529,000)	$31,668,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2019
Cash flows from operating activities: (net of assets acquired)

Net loss	$(2,106,000)	$(4,779,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	4,000	110,000
Stock-based compensation expense	1,089,000	1,184,000
Depreciation and amortization	782,000	852,000
Inventory reserve	140,000	93,000
Change in contingent consideration	112,000	47,000
Other non-cash items	4,000	(11,000)
Changes in:
Accounts receivable	(3,205,000)	(1,697,000)
Financing receivables	363,000	217,000
Inventory	582,000	(2,231,000)
Prepaid expenses and other assets	(1,156,000)	270,000
Deferred costs	(95,000)	(609,000)
Deferred revenue	(124,000)	694,000
Accounts payable and accrued expenses	299,000	3,578,000
Net cash used in operating activities	(3,311,000)	(2,282,000)
Cash flows from investing activities:
Acquisitions	-	(3,800,000)
Capital expenditures	(150,000)	(396,000)
Purchase of investments	(1,963,000)	(99,000)
Proceeds from the sale and maturities of investments	3,915,000	4,638,000
Net cash provided by investing activities	1,802,000	343,000
Cash flows from financing activities:
Proceeds from exercise of stock options	190,000	177,000
Common stock repurchased - vesting of restricted stock	(456,000)	(245,000)
Net cash used in financing activities	(266,000)	(68,000)
Effect of foreign exchange rate changes on cash and cash equivalents	71,000	(54,000)
Net decrease in cash, cash equivalents and restricted cash	(1,704,000)	(2,061,000)
Cash, cash equivalents and restricted cash - beginning of period	5,403,000	10,466,000
Cash, cash equivalents and restricted cash - end of period	$3,699,000	$8,405,000
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$5,097,000	$10,159,000
Restricted cash	306,000	307,000
Cash, cash equivalents, and restricted cash, beginning of period	$5,403,000	$10,466,000

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$3,393,000	$8,098,000
Restricted cash	306,000	307,000
Cash, cash equivalents, and restricted cash, end of beginning of period	$3,699,000	$8,405,000

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	-	56,000
Noncash investing and financing activities:
Unrealized (loss) gain on investments	$(72,000)	$47,000
Value of shares withheld pursuant to stock issuance	$238,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly-owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“IDS GmbH”), I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“IDS Ltd”) and Keytroller (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2019, the consolidated results of its operations for the three- and six-month periods ended June 30, 2018 and 2019, the consolidated change in stockholders’ equity for the three-month periods ended March 31, and June 30, 2018 and 2019 and the consolidated cash flows for the six-month periods ended June 30, 2018 and 2019. The results of operations for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year then ended.

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

Merger Transactions

On March 13, 2019, the Company entered into an Agreement and Plan of Merger (the “Pointer Merger Agreement”), with PowerFleet, Inc., a wholly-owned subsidiary of the Company (“Parent”), Pointer Telocation Ltd. (“Pointer”), Powerfleet Israel Holding Company Ltd., a wholly-owned subsidiary of Parent (“Pointer Holdco”), and Powerfleet Israel Acquisition Company Ltd., a wholly-owned subsidiary of Pointer Holdco (“Pointer Merger Sub”), pursuant to which Pointer Merger Sub will merge with and into Pointer, with Pointer surviving as a direct, wholly-owned subsidiary of Pointer Holdco (the “Pointer Merger”) in exchange for consideration consisting of $8.50 in cash and 1.272 shares of common stock of Parent per ordinary share of Pointer. Also on March 13, 2019, and in connection with the Pointer Merger Agreement, the Company entered into an Investment and Transaction Agreement (the “Investment Agreement”) with Parent, PowerFleet US Acquisition Inc., a wholly-owned subsidiary of Parent (“IDS Merger Sub”), and ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P., pursuant to which the Company will reorganize into a new holding company structure by merging IDS Merger Sub with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “IDS Merger”), and pursuant to which Parent will issue and sell in a private placement shares of Parent’s newly created Series A Convertible Preferred Stock, to finance a portion of the cash consideration payable in the Pointer Merger. As a result of the transactions contemplated by the Pointer Merger Agreement and the Investment Agreement (the “Merger Transactions”), the Company and Pointer will each become wholly-owned subsidiaries of Parent. The Merger Transactions have been unanimously approved by the boards of directors of both companies, are subject to customary closing conditions, including approval by our stockholders and Pointer’s shareholders. The Merger Transactions are expected to close on or prior to October 31, 2019.

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

Liquidity

As of June 30, 2019, we had cash (including restricted cash) and cash equivalents of $8.4 million and working capital of $12.1 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash and cash equivalents from the sale of common stock. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least August 14, 2020.

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

NOTE 4 - INVESTMENTS

The Company’s investments as of December 31, 2018 include debt securities, U.S. Treasury Notes, government and state agency bonds and corporate bonds, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of December 31, 2018, all of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gains and (losses) reported as comprehensive income or (loss). For the three- and six-month periods ended June 30, 2018, the Company reported unrealized loss, net of realized amounts, of $22,000 and $115,000, respectively, and for the three- and six-month periods ended June 30, 2019, the Company reported unrealized gain, net of realized amounts of $-0- and $9,000, respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year. All other securities are classified as long-term.

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

The following table sets forth our revenues by product line for the three- and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Product	Service	Total

Industrial truck management	$5,423,000	$1,850,000	$7,273,000
Connected vehicles	3,121,000	1,569,000	4,690,000
Logistics visibility	2,099,000	2,212,000	4,311,000
Total Revenue	$10,643,000	$5,631,000	$16,274,000

	Three Months Ended June 30, 2018
	Product	Service	Total

Industrial truck asset management	$4,518,000	$1,862,000	$6,380,000
Connected vehicles	4,773,000	184,000	4,957,000
Logistics visibility	1,493,000	1,979,000	3,472,000
Total Revenue	$10,784,000	$4,025,000	$14,809,000

	Six Months Ended June 30, 2019
	Product	Service	Total

Industrial truck management	$11,008,000	$3,664,000	$14,672,000
Connected vehicles	3,121,000	3,897,000	7,018,000
Logistics visibility	3,763,000	4,432,000	8,195,000
Total Revenue	$17,892,000	$11,993,000	$29,885,000

	Six Months Ended June 30, 2018
	Product	Service	Total

Industrial truck management	$10,694,000	$3,306,000	$14,000,000
Connected vehicles	7,029,000	217,000	7,246,000
Logistics visibility	2,959,000	3,983,000	6,942,000
Total Revenue	$20,682,000	$7,506,000	$28,188,000

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

The balances of contract assets, and contract liabilities from contracts with customers are as follows as of December 31, 2018 and June 30, 2019:

	December 31, 2018	June 30, 2019
		(Unaudited)
Current assets:
Deferred sales commissions to employees	$585,000	$724,000
Deferred costs	$9,069,000	$9,678,000

Current liabilities:
Deferred revenue -other (1)	$305,000	$311,000
Deferred maintenance and SaaS revenue (1)	4,607,000	4,901,000
Deferred logistics visibility solutions product revenue (1)	12,176,000	12,570,000

	17,088,000	17,782,000
Less: Current portion	7,902,000	8,366,000

Deferred revenue - less current portion	$9,186,000	$9,416,000

(1)	We record deferred revenues when cash payments are received or due in advance of our performance. For the three- and six-month periods ended June 30, 2018 and 2019, the Company recognized revenue of $2,643,000 and $6,891,000, respectively, and $3,738,000 and $6,238,000, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize deferred revenue as revenue before year 2024, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers. We do not separately account for activation fees since no good or service is transferred to the customer. Therefore, the activation fee is included in the transaction price and allocated to the performance obligations in the contract and deferred/amortized over the life of the contract.

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

The Company recognizes revenue on the non-recurring engineering services over time, on an input-cost method performance basis, as determined by the relationship of actual labor and material costs incurred to date compared to the estimated total project costs. Estimates of total project costs are reviewed and revised during the term of the project. Revisions to project costs estimates, where applicable, are recorded in the period in which the facts that give rise to such changes become known. For the three- and six-month periods ended June 30, 2019, the Company recognized SOW#5 NRE revenue of $1,048,000 and $2,846,000.

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

Approximately $1.0 million of the SOW#5 NRE transaction price that has not yet been recognized as revenue as of June 30, 2019 is expected to be recognized in 2019.

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

NOTE 6 - FINANCING RECEIVABLES

Financing receivables consists of sales-type lease receivables from the sale of the Company’s products and services. The present value of net investment in sales-type lease receivable is principally for three- to five-year leases of the Company’s products and is reflected net of unearned interest income of $114,000 and $93,000 at December 31, 2018 and June 30, 2019, respectively, at a weighted-average discount rate of 3%.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of June 30, 2019 are as follows:

Year ending December 31:

July - December 2019	$505,000
2020	850,000
2021	445,000
2022	188,000
2023	74,000
Thereafter	11,000

2,073,000
Less: Current portion	782,000

Sales-type lease receivable - less current portion	$1,291,000

The allowance for doubtful accounts represents the Company’s best estimate of the amount of credit losses in the Company’s existing sales-type lease receivables. The allowance for doubtful accounts is determined on an individual lease basis if it is probable that the Company will not collect all principal and interest contractually due. The Company considers its customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the lease’s effective interest rate. There were no impairment losses recognized for the three- and six-month periods ended June 30, 2018 and 2019. The Company does not accrue interest when a lease is considered impaired. When the ultimate collectability of the principal balance of the impaired lease is in doubt, all cash receipts on impaired leases are applied to reduce the principal amount of such leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. The Company resumes accrual of interest income when it is probable that the Company will collect the remaining principal and interest of an impaired lease. Leases become past due based on how recently payments have been received.

NOTE 7 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $119,000 at December 31, 2018, and $166,000 at June 30, 2019.

Inventories consist of the following:

	December 31, 2018	June 30, 2019
		(Unaudited)
Components	$2,218,000	$1,145,000
Finished goods	2,431,000	5,841,000

	$4,649,000	$6.986,000

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2018	June 30, 2019
		(Unaudited)
Equipment	$1,114,000	$1,185,000
Computer software and web application development	5,633,000	5,636,000
Computer hardware	2,664,000	2,534,000
Furniture and fixtures	466,000	504,000
Automobiles	60,000	60,000
Leasehold improvements	181,000	238,000

	10,118,000	10,157,000
Accumulated depreciation and amortization	(7,969,000)	(7,991,000)

	$2,149,000	$2,166,000

Depreciation and amortization expense of fixed assets for the three- and six-month periods ended June 30, 2018 was $211,000 and $426,000, respectively, and for the three- and six-month periods ended June 30, 2019 was $190,000 and $379,000, respectively. This includes amortization of costs associated with computer software and web application development for the three- and six-month periods ended June 30, 2018 of $131,000 and $262,000, respectively, and for the three- and six-month periods ended June 30, 2019 of $133,000 and $266,000,

The Company capitalizes in fixed assets the costs of software development and web application development. Specifically, the assets comprise an implementation and enhancements of Enterprise Resource Planning (ERP) software, enhancements to the VeriWiseTM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. The Company capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. The Company capitalized $5,000 and $-0- for such projects for the six-month periods ended June 30, 2018 and 2019, respectively.

NOTE 9 - ACQUISITION

On January 30, 2019, the Company completed the CarrierWeb Acquisition. Aggregate consideration for the CarrierWeb Acquisition was $3,500,000, consisting of (i) closing cash payment of $2,800,000, less a credit bid by the Company in the amount of the aggregate principal amount plus accrued and unpaid interest outstanding under a $650,000 debtor-in-possession loan made by the Company to CarrierWeb on January 11, 2019, and (ii) $700,000 payment in April 2019, when CarrierWeb Services Ltd. (“CarrierWeb Ireland”), an affiliate of CarrierWeb, was restored to the Register of Companies in Ireland. The CarrierWeb Acquisition was subject to the entry of a sale order by the United States Bankruptcy Court for the Northern District of Georgia approving such acquisition. The sale order was entered on January 28, 2019. In connection with the restoration of CarrierWeb Ireland to the Register of Companies in Ireland, the Company also made certain loans to CarrierWeb Ireland in the aggregate principal amount of $300,000 which is included in other assets in the Condensed Consolidated Balance Sheets. See Note 23 - Subsequent Events.

The assets the Company acquired in the CarrierWeb Acquisition will be integrated into the Company’s logistics visibility solutions and products. In connection with the transaction, the Company offered employment to all of the former employees of CarrierWeb. The CarrierWeb Acquisition allows the Company to offer a full complement of highly-integrated logistics technology solutions to its current customers and prospects, and immediately add customers and subscriber units. For the three- and six-month periods ended June 30, 2019, the Company incurred acquisition-related expenses of approximately $30,000 and $160,000, respectively, which are included in acquisition-related fees.

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

The following table summarizes the approximate preliminary purchase price allocation based on estimated fair values of the net assets acquired at the acquisition date:

Accounts receivable	$192,000
Inventory	200,000
Other assets	26,000
Customer relationships	945,000
Trademark and tradename	104,000
Patents	978,000
Goodwill (a)	1,055,000
Net assets acquired	$3,500,000

(a)	The goodwill is fully deductible for tax purposes.

The Company will finalize the purchase price allocation as soon as all the required information is available.

The results of operations of CarrierWeb have been included in the condensed consolidated statement of operations as of the effective date of acquisition. For the three- and six-month periods ended June 30, 2019, the CarrierWeb acquisition contributed approximately $1,348,000 and $1,976,000, respectively, to the Company’s revenues. Operating income contributed by the CarrierWeb acquisition was not separately identifiable due to Company’s integration activities and is impracticable to provide.

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

NOTE 10 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2018 and June 30, 2019:

June 30, 2019 (Unaudited)	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	9 - 10	$4,068,000	(642,000)	3.426,000
Trademark and tradename	3 - 15	1,471,000	(255,000)	1,216,000
Patents	7 - 13	2,467,000	(1,344,000)	1,123,000
Favorable contract interest	5	388,000	(186,000)	202,000
Covenant not to compete	4	208,000	(81,000)	127,000
		8,602,000	(2,508,000)	6,094,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$8,767,000	$(2,508,000)	$6,259,000

December 31, 2018	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	10	$3,123,000	(442,000)	2,681,000
Trademark and tradename	10 - 15	1,367,000	(178,000)	1,189,000
Patents	11	1,489,000	(1,218,000)	271,000
Favorable contract interest	5	388,000	(137,000)	251,000
Covenant not to compete	4	208,000	(60,000)	148,000
		6,575,000	(2,035,000)	4,540,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,740,000	$(2,035,000)	$4,705,000

Amortization expense for the three- and six-month periods ended June 30, 2018 was $178,000 and $356,000, respectively, and for the three- and six-month periods ended June 30, 2019 was $280,000 and $473,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

July - December 2019	$495,000
2020	991,000
2021	815,000
2022	710,000
2023	683,000
Thereafter	2,400,000
6,094,000

The change in goodwill from January 1, 2019 to June 30, 2019 is as follows:

Balance of as January 1, 2019	$7,318,000
CarrierWeb acquisition	1,055,000
Balance as of June 30, 2019	$8,373,000

NOTE 11 - STOCK-BASED COMPENSATION

Stock Option Plans

In June 2018, the Company’s stockholders approved the 2018 Incentive Plan (the “2018 Plan”) pursuant to which the Company may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 1,500,000 shares of common stock with a vesting period of approximately four to five years. There were 92,000 shares available for future issuance under the 2018 Plan at June 30, 2019. Upon the adoption of the 2018 Plan, the Company’s 2009 Non-Employee Director Equity Compensation Plan and the 2015 Equity Compensation Plan were frozen, and no new awards can be issued pursuant to such plans.

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

Performance Shares - Transaction-Related Awards

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

The Company’s Board of Directors also approved the grant of options to purchase an aggregate of 500,000 shares of the Company’s common stock, which will consist of grants to Chris Wolfe and Ned Mavrommatis in amounts to be determined and approved by the Company’s Board of Directors or the Compensation Committee of the Company’s Board of Directors. The options will be subject to the terms of the 2018 Plan, will have an exercise price equal to the higher of $6.00 per share or the closing price of the Company’s common stock on the closing date of the Merger Transactions, vest upon the attainment of adjusted EBITDA targets for the fiscal years ending December 31, 2020 and December 31, 2021 and become exercisable 180 days after vesting. Vesting of the options will accelerate in the event of certain change of control transactions, provided that the options will not accelerate upon the consummation of the Merger Transactions. The options will automatically expire upon the failure to obtain stockholder approval of an amendment to the 2018 Plan to increase the number of shares available under such plan within one year.

The following table summarizes the activity relating to the Company’s stock options for the six-month period ended June 30, 2019:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	1,220,000	$5.37
Granted	869,000	6.20
Exercised	(50,000)	3.54
Forfeited or expired	(1,000)	3.29

Outstanding at end of period	2,038,000	$5.77	8 years	$610,000

Exercisable at end of period	1,254,000	$5.68	7 years	$8,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	June 30,
	2018	2019

Expected volatility	43.0%	24.2%
Expected life of options (in years)	4	3
Risk free interest rate	2.73%	1.41%
Dividend yield	0%	0%
Weighted average fair value of options granted during the period	$2.37	$2.72

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company recorded stock-based compensation expense of $95,000 and $195,000 for the three- and six-month periods ended June 30, 2018, respectively and $161,000 and $297,000 for the three- and six-month periods ended June 30, 2019, respectively, in connection with awards made under the stock option plans.

The fair value of options vested during the six-month periods ended June 30, 2018 and 2019 was $239,000 and $271,000, respectively. The total intrinsic value of options exercised during the six-month periods ended June 30, 2018 and 2019 was $65,000 and $112,000, respectively.

As of June 30, 2019, there was approximately $1,548,000 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.91 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the six-month period ended June 30, 2019 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Restricted stock, non-vested, beginning of year	568,000	$6.65
Granted	245,000	5.74
Vested	(199,000)	6.62
Forfeited	-	-

Restricted stock, non-vested, end of period	614,000	$6.30

The Company recorded stock-based compensation expense of $500,000 and $931,000, respectively, for the three- and six-month periods ended June 30, 2018 and $440,000 and $887,000, respectively, for the three- and six-month periods ended June 30, 2019, in connection with restricted stock grants. As of June 30, 2019, there was $3,304,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.37 years.

NOTE 12 - STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. The Company’s Board of Directors has the authority to issue shares of preferred stock and to determine the price and terms of those shares. No shares of preferred stock are issued and outstanding.

Stock repurchase program

On November 3, 2010, the Company’s Board of Directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of the Company’s management. All shares of common stock repurchased under the Company’s share repurchase program are held as treasury stock. The Company did not purchase any shares of its common stock under the share repurchase program during the six-month period ended June 30, 2019. As of June 30, 2019, the Company has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

Shares Withheld or Repurchased

During the six-month periods ended June 30, 2018 and 2019, 92,000 and 36,000 shares, respectively, of the Company’s common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $694,000 and $245,000, respectively.

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

The accumulated balances for each classification of other comprehensive loss for the six-month period ended June 30, 2019 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	loss

Balance at January 1, 2019	$(388,000)	$(47,000)	$(435,000)
Net current period change	(58,000)	47,000	(11,000)

Balance at June 30, 2019	$(446,000)	$-	$(446,000)

The accumulated balances for each classification of other comprehensive loss for the six-month period ended June 30, 2018 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	loss

Balance at January 1, 2018	$(465,000)	$(113,000)	$(578,000)
Net current period change	52,000	(72,000)	(20,000)

Balance at June 30, 2018	$(413,000)	$(185,000)	$(598,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income or loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign currency financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation gains (losses) of $52,000 and $(58,000) for the six-month periods ended June 30, 2018 and 2019, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity. Effective December 1, 2015, the intercompany transactions with IDS GmbH are not considered of a long-term investment nature and the effect of the exchange rate changes subsequent to December 1, 2015 on the intercompany transactions are included selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions (losses) for the three- and six-month periods ended June 30, 2018 of $(277,000) and $(96,000), respectively, and for the three- and six-month periods ended June 30, 2019 of $(4,000) and $(30,000), respectively, are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

NOTE 14 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three- and six-month periods ended June 30, 2018 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Basic and diluted loss per share
Net loss	$(1,116,000)	$(2,585,000)	$(2,106,000)	$(4,779,000)

Weighted-average shares outstanding	17,066,000	17,678,000	17,024,000	17,650,000

Basic and diluted net loss per share	$(0.07)	$(0.15)	$(0.12)	$(0.27)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and unvested restricted stock and performance shares awards. For the three- and six-month periods ended June 30, 2018, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 1,871,000 would have been anti-dilutive. For the three- and six-month periods ended June 30, 2019, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 2,652,000 would have been anti-dilutive due to the net loss.

NOTE 15 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2018	June 30, 2019
		(Unaudited)
Accounts payable	$6,644,000	$10,631,000
Accrued warranty	422,000	335,000
Accrued compensation	870,000	451,000
Other current liabilities	91,000	188,000

	$8,027,000	$11,605,000

The Company’s products are warranted against defects in materials and workmanship for a period of one to three years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2018 and June 30, 2019.

The following table summarizes warranty activity for the six-month periods ended June 30, 2018 and 2019:

	Six Months Ended June 30,
	2018	2019

Accrued warranty reserve, beginning of period	$535,000	$422,000
Accrual for product warranties issued	67,000	152,000
Product replacements and other warranty expenditures	(75,000)	(139,000)
Expiration of warranties	(78,000)	(100,000)

Accrued warranty reserve, end of period	$449,000	$335,000

NOTE 16 - LEASES

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

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately.

Components of lease expense are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost	$210,000	$389,000
Short term lease cost	100,000	144,000

	$310,000	$533,000

The Company has lease arrangements which are classified as short-term in nature. The Company has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Six Months Ended June 30, 2019

Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$384,000
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$2,556,000

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

June 30, 2019

Weighted-average remaining lease term (in years)	3.8
Weighted-average discount rate	7.5%

Scheduled maturities of operating lease liabilities outstanding as of June 30, 2019 are as follows:

Year ending December 31,
July - December 2019	$481,000
2020	971,000
2021	302,000
2022	172,000
2023	177,000
Thereafter	416,000
Total lease payments	2,519,000
Less: Imputed interest	(347,000)
Present value of lease liabilities	$2,172,000

NOTE 17 - INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of June 30, 2019, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

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

NOTE 19 - CONCENTRATION OF CUSTOMERS

For the six-month period ended June 30, 2019 and as of June 30, 2019, one customer accounted for 23% of the Company’s revenue and two customers accounted for 34% and 10% of the Company’s accounts receivable. Two customers accounted for 22% and 20% of finance receivables as of June 30, 2019.

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

The net revenue and net loss for IDS GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Net revenue	$328,000	$750,000	$522,000	$1,221,000

Net income (loss)	(186,000)	126,000	(230,000)	69,000

Total assets of IDS GmbH were $1,430,000 and $2,251,000 as of December 31, 2018 and June 30, 2019, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Net revenue	$35,000	$49,000	$132,000	$229,000

Net (loss) income	(176,000)	(72,000)	(130,000)	29,000

Total assets of IDS Ltd were $1,054,000 and $1,106,000 as of December 31, 2018 and June 30, 2019, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): “Targeted Improvements,” which provides an optional transition method to allow entities, on adoption of ASU 2016-02, to report prior periods under previous lease accounting guidance. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The revised guidance is effective for the Company beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted Topic 842; refer to “Note 16 - Leases” for more information.

NOTE 23 – SUBSEQUENT EVENTS

On July 30, 2019, the Company, completed the acquisition of substantially all of the assets of CarrierWeb Services Ltd. (“CarrierWeb Ireland”), an affiliate of CarrierWeb, from e*freightrac Holding B.V., the owner of the outstanding equity of CarrierWeb Ireland. Consideration for the CarrierWeb Ireland acquisition included (i) $500,000 in cash paid at closing, and (ii) 126,748 shares of the Company’s common stock, less (1) 55,783 shares for the payment of aggregate principal amount plus accrued and unpaid interest outstanding under $300,000 loans, less (2) 43,706 shares held back.

The CarrierWeb Ireland acquisition will be accounted for by using the acquisition method of accounting and the purchase price paid will be assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of the acquisition.

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

On March 13, 2019, we entered into an Agreement and Plan of Merger (the “Pointer Merger Agreement”), with PowerFleet, Inc., a wholly-owned subsidiary of the Company (“Parent”), Pointer Telocation Ltd. (“Pointer”), Powerfleet Israel Holding Company Ltd., a wholly-owned subsidiary of Parent (“Pointer Holdco”), and Powerfleet Israel Acquisition Company Ltd., a wholly-owned subsidiary of Pointer Holdco (“Pointer Merger Sub”), pursuant to which Pointer Merger Sub will merge with and into Pointer, with Pointer surviving as a direct, wholly-owned subsidiary of Pointer Holdco (the “Pointer Merger”) in exchange for consideration consisting of $8.50 in cash and 1.272 shares of common stock of Parent per ordinary share of Pointer. Also on March 13, 2019, and in connection with the Pointer Merger Agreement, we entered into an Investment and Transaction Agreement (the “Investment Agreement”) with Parent, PowerFleet US Acquisition Inc., a wholly-owned subsidiary of Parent (“IDS Merger Sub”), and ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P., pursuant to which we will reorganize into a new holding company structure by merging IDS Merger Sub with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “IDS Merger”), and pursuant to which Parent will issue and sell in a private placement shares of Parent’s newly created Series A Convertible Preferred Stock to finance a portion of the cash consideration payable in the Pointer Merger. As a result of the transactions contemplated by the Pointer Merger Agreement and the Investment Agreement (the “Merger Transactions”), we and Pointer will each become wholly-owned subsidiaries of Parent. The Merger Transactions have been unanimously approved by the boards of directors of both companies, are subject to customary closing conditions, including approval by our stockholders and Pointer’s shareholders, and are expected to close on or prior to October 31, 2019.

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

To increase asset utilization, our LV solutions can improve overall operating efficiency, increase revenue miles and reduce the number of assets needed by:

●	full two-way integrated workflow of control assignments and work changes to the truck tractor and driver;

●	Electronic Driver Logging (ELD) and inspection reports for regulatory compliance

●	monitoring asset pool size based on user-defined requirements;

●	generating dormancy reports to flag under-utilized assets;

●	alerting the driver to the location of the closest empty asset, resulting in a more rapid pick-up; and

●	providing trailer detention alerts when an asset has exceeded the time allotted for unloading.

To better control remote assets, our LV solutions provides:

●	change in cargo status of an asset via our patented full-length cargo sensor;

●	geo-fencing that alerts the customer when an asset is approaching or leaving its destination; and

●	on-board intelligence utilizing a motion sensor and proprietary logic that identifies the beginning of a drive and the end of a drive.

To help improve asset and cargo security, our LV solutions offers the following capabilities:

●	asset lockdown, which automatically sends an e-mail or text message to the customer when movement is detected outside of user-defined time periods;

●	emergency track functionality that can be enabled to track an asset at more frequent intervals if a theft condition is expected;

●	geo-fencing, which can alert our customer when an asset enters a prohibited geography or location; and

●	near real-time sensors that can alert based on upon changes to shock (vibe) sound, light, barometric pressure, temperature and humidity.

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

Risks to Our Business

During the six-month period ended June 30, 2019, we generated revenues of $29.9 million, and Avis accounted for 23% of our revenues. During the six-month period ended June 30, 2018, we generated revenues of $28.2 million, and Avis, Wal-Mart Stores, Inc. and Toyota Industries Corporation accounted for 26%, 11% and 11% of our revenues, respectively.

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

As of June 30, 2019, we had cash (including restricted cash) and cash equivalents of $8.4 million and working capital of $12.1 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash and cash equivalents from the sale of common stock. To date, the Company has not generated sufficient cash flow solely from operating activities, although we had positive cash flows in 2017, to fund its operations.

We believe our available working capital, anticipated level of future revenues, expected cash flows from operations will provide sufficient funds to cover capital requirements for at least the next twelve months.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies

For the three-month period ended June 30, 2019, there were no significant changes to the Company’s critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2018, except, as noted in Note 22 of the Notes to our Unaudited Condensed Consolidated Financial Statements, the Company adopted the new leasing accounting standard ASU No. 2016-02, “Leases” (Topic 842), which became effective on January 1, 2019.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Revenue:
Products	72.8%	65.4%	73.4%	59.9%
Services	27.2	34.6	26.6	40.1

	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of products	50.0	43.4	47.0	37.8
Cost of services	6.7	13.2	7.3	15.0

Total gross profit	43.3	43.4	45.7	47.2

Operating expenses:
Selling, general and administrative expenses	39.5	36.8	40.3	40.5
Research and development expenses	10.4	12.4	11.7	12.3
Acquisition-related expenses	1.0	9.9	1.2	10.2
	50.9	59.1	53.2	63.0

Loss from operations	(7.6)	(15.7)	(7.5)	(15.8)
Interest income	0.5	-	0.5	0.2
Interest expense	(0.4)	(0.2)	(0.4)	(0.2)
Other income	(0.1)	-	(0.2)	(0.2)

Net loss	(7.6)%	(15.9)%	(7.6)%	(16.0)%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2019

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended June 30,
	2018	2019
Product revenue:
Industrial truck management	$4,518,000	$5,423,000
Logistics visibility	1,493,000	2,099,000
Connected vehicles	4,773,000	3,121,000
	10,784,000	10,643,000

Services revenue:
Industrial truck management	1,862,000	1,850,000
Logistics visibility	1,979,000	2,212 ,000
Connected vehicles	184,000	1,569,000
	4,025,000	5,631,000

	$14,809,000	$16,274,000

REVENUES. Revenues increased by approximately $1.5 million, or 9.9%, to $16.3 million in the three months ended June 30, 2019 from $14.8 million in the same period in 2018. The increase in revenue is principally attributable to an increase in total logistics visibility revenue of approximately $0.8 million to $4.3 million in 2019 from $3.5 million in 2018 and total industrial truck management revenue of approximately $0.9 million to $7.3 million in 2019 from $6.4 million in 2018.

Revenues from products decreased by approximately $0.1 million, or 1.3%, to $10.6 million in the three months ended June 30, 2019 from $10.8 million in the same period in 2018 principally from a decrease in connected vehicles product revenue of approximately $1.7 million to $3.1 in 2019 from $4.8 in 2018 principally due to the timing of unit deliveries in 2019 under SOW#5 with ABCR. Industrial truck management product revenue increased by approximately $0.9 million to $5.4 million in 2019 from $4.5 million in 2018 principally due to increases in product sales to Toyota Industries Corporation and Jungheinrich AG. Logistics visibility product revenue increased by approximately $0.6 million to $2.1 million in 2019 from $1.5 million in 2018 principally due to increased product sales from the CarrierWeb acquisition.

Revenues from services increased by approximately $1.6 million, or 39.9%, to $5.6 million in the three months ended June 30, 2019 from $4.0 million in the same period in 2018. Connected vehicles service revenue increased approximately $1.4 million to $1.6 million in 2019 from $0.2 million in 2018 principally due to $1.0 million from SOW#5 non-recurring engineering services with ABCR. Industrial truck management service revenue of approximately $1.9 million in 2019 remained generally consistent with 2018. Logistics visibility service revenue increased by approximately $0.2 million to $2.2 million in 2019 from $2.0 million in 2018 principally due to increased service revenue from the CarrierWeb acquisition.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended June 30,
	2018	2019
Cost of products:
Industrial truck management	$2,379,000	$2,978,000
Logistics visibility	1,216,000	1,780,000
Connected vehicles	3,813,000	2,304,000
	7,408,000	7,062,000

Cost of services:
Industrial truck management	373,000	584,000
Logistics visibility	492,000	706,000
Connected vehicles	121,000	851,000
	986,000	2,141,000

	$8,394,000	$9,203,000

COST OF REVENUES. Cost of revenues increased by approximately $0.8 million, or 9.6%, to $9.2 million in the three months ended June 30, 2019 from $8.4 million for the same period in 2018. Gross profit was $7.1 million in three months ended June 30, 2019 compared to $6.4 million for the same period in 2018. As a percentage of revenues, gross profit of 43.4% in 2019 remained generally consistent with the gross profit of 43.3% in 2018.

Cost of products decreased by approximately $0.3 million, or 4.7%, to $7.1 million in the three months ended June 30, 2019 from $7.4 million in the same period in 2018. Gross profit for products was $3.6 million in 2019 compared to $3.4 million in 2018. The increase in the product revenue gross profit was attributable to an increase in the industrial truck management gross profit to approximately $2.4 million in 2019 from $2.1 million in 2018 partially offset by a decrease in the connected vehicles product revenue gross profit to approximately $0.8 million in 2019 from $1.0 million 2018. The logistics visibility gross profit of approximately $0.3 million in 2019 remained generally consistent with 2018. As a percentage of product revenues, gross profit increased to 33.6% in 2019 from 31.3% in 2018. The connected vehicles product revenue gross profit percentage increased to 26.2% in 2019 from 20.1% in 2018 principally from lower hardware unit costs. The industrial truck management product revenue gross profit percentage decreased to 45.1% in 2019 from 47.3% in 2018 which was principally due to lower unit prices. The logistics visibility product revenue gross profit percentage decreased to 15.2% in 2019 from 18.6% in 2018 principally from lower hardware unit prices.

Cost of services increased by approximately $1.2 million, or 117.1%, to $2.1 million in the three months ended June 30, 2019 from $1.0 million in the same period in 2018. Gross profit for services was $3.5 million in 2019 compared to $3.0 million in 2018. The increase in the service revenue gross profit was attributable to an increase of approximately $0.7 million in the connected vehicles gross profit to $0.7 million in 2019 from $0.1 million in 2018 principally from the SOW#5 non-recurring engineering services with ABCR, partially offset by a decrease in the industrial truck management service revenue gross profit of approximately $0.2 million to $1.3 million in 2019 from $1.5 million in 2018. The logistics visibility gross profit of approximately $1.5 million in 2019 remained generally consistent with 2018. As a percentage of service revenues, gross profit decreased to 62.0% in 2019 from 75.5% in 2018. The industrial truck management service revenue gross profit percentage decreased to 68.4% in 2019 from 80.0% in 2018 principally due to an increase in services operating expenses. The logistics visibility service revenue gross profit percentage decreased to 68.1% in 2019 from 75.1% in 2018 principally due to an increase in communication expenses. The connected vehicles service revenue gross profit percentage increased to 45.8% in 2019 from 34.2% in 2018 principally due to increase service billing on activated units and SOW#5 non-recurring engineering services with ABCR.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $0.1 million, or 2.5%, to approximately $6.0 million in the three months ended June 30, 2019 compared to $5.8 million in the same period in 2018 principally due to CarrierWeb headcount related expenses. As a percentage of revenues, SG&A expenses decreased to 36.8% in the three months ended June 30, 2019 from 39.5% in the same period in 2018, primarily due to the increase in revenue from 2018 to 2019.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by approximately $0.5 million, or 31.3%, to approximately $2.0 million in the three months ended June 30, 2019 compared to $1.5 million in the same period in 2018 principally due to additional LV-series product development expenses. As a percentage of revenues, research and development expenses increased to 12.4% in the three months ended June 30, 2019 from 10.4% in the same period in 2018, primarily due to the increase in expenses noted above.

ACQUISITION-RELATED FEES. Acquisition related expenses increased by approximately $1.5 million, or 982.6%, to approximately $1.6 million in the three months ended June 30, 2019 compared to $0.1 million in the same period in 2018 principally from Pointer Telocation merger related expenses. As a percentage of revenues, acquisition-related expenses increased to 9.9% in the three months ended June 30, 2019 from 1.0% in the same period in 2018, primarily due to the increase in expenses noted above.

NET LOSS. Net loss was $2.6 million, or $(0.15) per basic and diluted share, for the three months ended June 30, 2019 as compared to net loss of $1.1 million, or $(0.07) per basic and diluted share, for the same period in 2018. The increase in the net loss was due primarily to the reasons described above.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth our revenues by product line for the periods indicated:

	Six Months Ended June 30,
	2018	2019
Product revenue:
Industrial truck management	$10,694,000	$11,008,000
Logistics visibility	2,959,000	3,763,000
Connected vehicles	7,029,000	3,121,000
	20,682,000	17,892,000

Services revenue:
Industrial truck management	3,306,000	3,664,000
Logistics visibility	3,983,000	4,432,000
Connected vehicles	217,000	3,897,000
	7,506,000	11,993,000

	$28,188,000	$29,885,000

REVENUES. Revenues increased by approximately $1.7 million, or 6.0%, to $29.9 million in the six months ended June 30, 2019 from $28.2 million in the same period in 2018. The increase in revenue is principally attributable to an increase in total logistics visibility revenue of approximately $1.3 million to $8.2 million in 2019 from $6.9 million in 2018 and an increase in total industrial truck management revenue of approximately $0.7 million to $14.7 million in 2019 from $14.0 million in 2018, partially offset by a decrease in total connected vehicles revenue of approximately $0.2 million to $7.0 million in 2019 from $7.2 million in 2018.

Revenues from products decreased by approximately $2.8 million, or 13.5%, to $17.9 million in the six months ended June 30, 2019 from $20.7 million in the same period in 2018 principally from a decrease in connected vehicles product revenue of approximately $3.9 million to $3.1 million in 2019 from $7.0 million in 2018 principally due to the timing of unit deliveries in 2019 under SOW#5 with ABCR. Industrial truck management product revenue increased by approximately $0.3 million to $11.0 million in 2019 from $10.7 million in 2018 principally due to an increase in product sales to Jungheinrich AG. Logistics visibility product revenue increased by approximately $0.8 million to $3.8 million in 2019 from $3.0 million in 2018 principally due to increased product sales from the CarrierWeb acquisition.

Revenues from services increased by approximately $4.5 million, or 59.8%, to $12.0 million in six months ended June 30, 2019 from $7.5 million in the same period in 2018. Connected vehicles service revenue increased approximately $3.7 million to $3.9 million in 2019 from $0.2 million in 2018 principally due to $2.8 million from SOW#5 non-recurring engineering services with ABCR. Industrial truck management service revenue increased by approximately $0.4 million to $3.7 million in 2019 from $3.3 million in 2018 principally due to an increase in service revenue from Toyota Industries Corporation. Logistics visibility service revenue increased by approximately $0.4 million to $4.4 million in 2019 from $4.0 million in 2018 principally due to increased service revenue from the CarrierWeb acquisition.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Six Months Ended June 30,
	2018	2019
Cost of products:
Industrial truck management	$5,204,000	$5,934,000
Logistics visibility	2,463,000	3,063,000
Connected vehicles	5,583,000	2,304,000
	13,250,000	11,301,000

Cost of services:
Industrial truck management	866,000	1,105,000
Logistics visibility	1,029,000	1,265,000
Connected vehicles	166,000	2,125,000
	2,061,000	4,495,000

	$15,311,000	$15,796,000

COST OF REVENUES. Cost of revenues increased by approximately $0.5 million, or 3.2%, to $15.8 million in the six months ended June 30, 2019 from $15.3 million for the same period in 2018. Gross profit was $14.1 million in six months ended June 30, 2019 compared to $12.9 million for the same period in 2018. As a percentage of revenues, gross profit increased to 47.1% in 2019 from 45.7% in 2018.

Cost of products decreased by approximately $1.9 million, or 14.7%, to $11.3 million in the six months ended June 30, 2019 from $13.3 million in the same period in 2018. Gross profit for products was $6.6 million in 2019 compared to $7.4 million in 2018. The decrease in the product revenue gross profit was principally attributable to a decrease in the connected vehicles product revenue gross profit of $0.6 million to $0.8 million in 2019 from $1.4 million and decrease of approximately $0.4 million in the industrial truck management gross profit to $5.1 million in 2019 from $5.5 million in 2018. The logistics visibility gross profit increased approximately $0.2 million to $0.7 million in 2019 from $0.5 million in 2018. As a percentage of product revenues, gross profit of 36.8% in 2019 remained generally consistent with the gross profit of 35.9% in 2018. The connected vehicles product revenue gross profit percentage increased to 26.2% in 2019 from 20.6% in 2018 principally from lower hardware unit costs. The industrial truck management product revenue gross profit percentage decreased to 46.1% in 2019 from 51.3% in 2018 which was principally due to lower unit prices. The logistics visibility product revenue gross profit percentage increased to 18.6% in 2019 from 16.8% in 2018 principally from lower production expenses.

Cost of services increased by approximately $2.4 million, or 118.1%, to $4.5 million in the six months ended June 30, 2019 from $2.1 million in the same period in 2018. Gross profit for services was $7.5 million in 2019 compared to $5.4 million in 2018. The increase in the service revenue gross profit was principally attributable to an increase of approximately $1.7 million in the connected vehicles gross profit to $1.8 million in 2019 from $0.1 million in 2018 from SOW#5 non-recurring engineering services with ABCR. The industrial truck management service revenue gross profit increased $0.1 million to $2.6 million in 2019 from $2.4 million in 2018. The logistics visibility gross profit increased approximately $0.2 million to $3.2 million in 2019 from $3.0 million in 2018. As a percentage of service revenues, gross profit decreased to 62.5% in 2019 from 72.5% in 2018. The industrial truck management service revenue gross profit percentage decreased to 69.8% in 2019 from 73.8% in 2018 principally due to an increase in services operating expenses. The connected vehicles service revenue gross profit percentage increased to 45.5% in 2019 from 23.5% in 2018 principally due to increase service billing on activated units and SOW#5 non-recurring engineering services with ABCR. The logistics visibility service revenue gross profit percentage decreased to 71.5% in 2019 from 74.2% in 2018 principally due to an increase in communication expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $0.7 million, or 6.5%, to approximately $12.1 million in the six months ended June 30, 2019 compared to $11.4 million in the same period in 2018 principally due to CarrierWeb headcount related expenses. As a percentage of revenues, SG&A expenses increased to 40.5% in the six months ended June 30, 2019 from 40.3% in the same period in 2018, primarily due to the increase in expenses noted above.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by approximately $0.4 million, or 12.1%, to approximately $3.7 million in the six months ended June 30, 2019 compared to $3.3 million in the same period in 2018 principally due to additional LV-series product development expenses. As a percentage of revenues, research and development expenses increased to 12.3% in six months ended June 30, 2019 from 11.7% in the same period in 2018, primarily due to the increase in expenses noted above.

ACQUISITION-RELATED FEES. Acquisition related expenses increased by approximately $2.7 million, or 833.5%, to approximately $3.1 million in the six months ended June 30, 2019 compared to $0.3 million in the same period in 2018 principally from Pointer Telocation merger related expenses. As a percentage of revenues, acquisition-related expenses increased to 10.2% in the six months ended June 30, 2019 from 1.2% in the same period in 2018, primarily due to the increase in expenses noted above.

NET LOSS. Net loss was $4.8 million, or $(0.27) per basic and diluted share, for the six months ended June 30, 2019 as compared to net loss of $2.1 million, or $(0.12) per basic and diluted share, for the same period in 2018. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of June 30, 2019, we had cash (including restricted cash) and cash equivalents of $8.4 million and working capital of $12.1 million, compared to cash (including restricted cash), cash equivalents and marketable securities of $15.0 million and working capital of $15.8 million as of December 31, 2018.

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

Capital Requirements

As of June 30, 2019, we had cash (including restricted cash) and cash equivalents of $8.4 million and working capital of $12.1 million. Our primary sources of cash are cash flows from operating activities and our holdings of cash and cash equivalents from the sale of common stock. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least August 14, 2020.

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

Operating Activities

Net cash used in operating activities was $2.3 million for the six-month period ended June 30, 2019, compared to net cash used in operating activities of $3.3 million for the for the same period in 2018. The net cash used in operating activities for the six-month period ended June 30, 2019 reflects a net loss of $4.8 million and includes non-cash charges of $1.2 million for stock-based compensation and $0.9 million for depreciation and amortization expense. Changes in working capital items included:

●	an increase in accounts receivables of $1.7 million;

●	an increase in inventory of $2.2 million;

●	an increase in deferred costs of $0.6 million;

●	an increase in deferred revenue of $.07 million; and

●	an increase in accounts payable and accrued expenses of $3.6 million, primarily due to the timing of payments to our vendors.

Investing Activities

Net cash provided by investing activities was $0.3 million for the six-month period ended June 30, 2019, compared to net cash provided by investing activities of $1.8 million for the same period in 2018. The change from the same period in 2018 was primarily due to $3.8 million used in the acquisitions partially offset by an increase in net proceeds from the sale of investment of approximately $2.6 million in 2019.

Financing Activities

Net cash used in financing activities was $0.1 million for the six-month period ended June 30, 2019, compared to net cash used in financing activities of $0.3 million for the same period in 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2019, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. The Company faces both translation and transaction risks related to foreign currency exchange. Our results of operations and cash flows are subject to fluctuations in the Euro and British Pound Sterling against the United States Dollar (“USD”). Our statement of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as USD denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, and accounts payable denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows. An assumed one percent adverse change in foreign currency exchange rates would result in losses of approximately $60,000 for the six-month period ended June 30, 2019.

For the six-month periods ended June 30, 2018 and 2019 revenues denominated in foreign currencies were approximately 2.3% and 4.8%, respectively. Cumulative foreign currency translation gains (losses) of 52,000 and $(58,000) related to the Company’s German and United Kingdom subsidiaries are included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at June 30, 2018 and 2019, respectively. The aggregate foreign currency transaction exchange rate losses included in loss before income taxes were $96,000 and $30,000 for the six-month periods ended June 30, 2018 and 2019, respectively.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.

Our cash (including restricted cash) and cash equivalents consist of cash and money market funds. As of June 30, 2019, the carrying value of our cash and cash equivalents approximated fair value. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

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

As of June 30, 2019, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting due to the adoption of the new leasing standard.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of August 14, 2019, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part 1, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as such factors could materially affect the Company’s business, financial condition, and future results. In the three months ended June 30, 2019, there were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

The following table provides information regarding our common stock repurchases under our publicly announced share repurchase program, shares withheld for taxes due upon vesting of restricted stock and to pay the exercise price of stock options exercised for each month of the quarterly period ended June 30, 2019. As the table indicates, the Company did not make any share repurchases under the share repurchase program during the quarterly period ended June 30, 2019 and the Company has no present intention to make any share repurchases under the share repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2019 - April 30, 2019	-		-	-	$1,660,000
May 1, 2019 - May 31, 2019	-		$-	-	1,660,000
June 1, 2019 - June 30, 2019	3,000	(1)	5.38	-	1,660,000

Total	3,000		$5.38	-	$1,660,000

(1)	Represents shares of common stock repurchased to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during June 2019.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated March 13, 2019, by and among PowerFleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019). †

2.2	Investment and Transaction Agreement, dated March 13, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc. and ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V., L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019). †

10.1	Commitment Letter, dated March 13, 2019, by and between I.D. Systems, Inc. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

10.2	Voting and Support Agreement, dated March 13, 2019, by and among Emancipation Management LLC, Emancipation Capital Master, Ltd., Emancipation Capital SPV IV LLC and Emancipation Capital LLC, as the Stockholder, and I.D. Systems, Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

10.3	Voting and Support Agreement, dated March 13, 2019, by and among DBSI Investments Ltd., as the Stockholder, and Pointer Telocation Ltd., I.D. Systems, Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

I.D. SYSTEMS, INC.

Date: August 14, 2019	By:	/s/ Chris A. Wolfe
Chris A. Wolfe
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated March 13, 2019, by and among PowerFleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).†

2.2	Investment and Transaction Agreement, dated March 13, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc. and ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V., L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).†

10.1	Commitment Letter, dated March 13, 2019, by and between I.D. Systems, Inc. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

10.2	Voting and Support Agreement, dated March 13, 2019, by and among Emancipation Management LLC, Emancipation Capital Master, Ltd., Emancipation Capital SPV IV LLC and Emancipation Capital LLC, as the Stockholder, and I.D. Systems, Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

10.3	Voting and Support Agreement, dated March 13, 2019, by and among DBSI Investments Ltd., as the Stockholder, and Pointer Telocation Ltd., I.D. Systems, Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on March 15, 2019).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

* Furnished herewith.

